Form 10-K
period 2011-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2012-03-12
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011 or

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

The aggregate market value of the total voting common stock held by non-affiliates of American States Water Company was approximately $647,459,000 and $699,832,000 on June 30, 2011 and  March 8, 2012, respectively. The closing price per Common Share on March 8, 2012, as quoted in the The Wall Street Journal website, was $37.13.  As of March 8, 2012, the number of Common Shares of American States Water Company outstanding was 18,848,158. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of the total voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2011 and March 8, 2012.

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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2011.

General

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the completion of the sale of CCWC on May 31, 2011. AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units: water and electric service utility operations conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”

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

GSWC served 255,935 water customers and 23,508 electric customers at December 31, 2011, or a total of 279,443 customers, compared with 255,562 water customers and 23,257 electric customers at December 31, 2010, or a total of 278,819 customers. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2011, 2010 and 2009.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract.  In either event, each Military Utility Privatization Subsidiary so impacted should be entitled to recover the remaining amount of its unrecovered capital investment pursuant to the terms of a termination settlement with the U.S. government at the time of termination as provided in the contract. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter under the terms of the contract. Prices are also subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’ military privatization contracts.

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

•                 PSUS - water and wastewater systems at Fort Jackson in South Carolina; and

•                 ONUS - water and wastewater systems at Fort Bragg, Pope Air Force Base and Camp MacKall, North Carolina.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  Other than a contract with a municipality to provide billing and meter reading services, which terminated on April 1, 2011, the U.S. government is the only primary customer for ASUS’ contracted services.  ASUS may, from time to time, perform work for other prime contractors of the U.S. government.

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

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which government agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services, and governmental entities primarily on the basis of price and quality of service.

AWR Workforce

AWR and its subsidiaries had a total of 732 employees as of December 31, 2011 as compared to 719 employees as of December 31, 2010.  GSWC had 599 employees as of December 31, 2011 as compared to 592 employees as of December 31, 2010.  Nineteen positions in GSWC’s Bear Valley Electric customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in 2013.  Sixty-seven employees in GSWC’s Region II are covered by a collective bargaining agreement with the Utility Workers Union of America, which expired in 2011. The collective bargaining agreement has been extended month-to-month while GSWC and the union negotiate on a new agreement.  GSWC has no other unionized employees.

ASUS had 133 employees as of December 31, 2011.  Eleven of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers which expires in 2013.

Forward-Looking Information

This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•                  The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices

•                  Changes in the policies and procedures of the CPUC

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

•                  General economic conditions which may impact our ability to recover revenue from customers

•                  Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining a water and electric system in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•                  The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism, vandalism or cyber attacks, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•                  Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•                  Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of those risks as you read this Form 10-K.  We qualify all of our forward-looking statement by these cautionary statements.

Item 1A — Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests for equitable adjustments or price redeterminations for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.

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

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect our military base contract operations. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or redetermination of prices which could adversely affect our anticipated rates of return.

We may also be subject to fines or penalties if a regulatory agency determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we appeal this determination, or our appeal of an adverse determination is denied. Regulatory agencies may also disallow certain costs if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.

Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase

Our capital and operating costs have increased substantially as a result of increases in environmental regulation arising from increases in the cost of disposing of residuals from our water treatment plants, upgrading and building new water treatment plants, monitoring compliance activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under settlement and contractual arrangements. In certain circumstances, costs may be recoverable from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

We may also incur significant costs in connection with seeking to recover costs due to contamination of water supplies. Our ability to recover these types of costs also depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We can give no assurance regarding the adequacy of any such recovery to offset the costs associated with the contamination or the cost of recovery of any legal costs.

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

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  However, our insurance policies contain exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance policies cover property, worker’s compensation, employer’s liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

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

In some cases, potentially responsible parties have reimbursed us for some or all of our costs.  In other cases, we have taken legal action against parties believed to be potentially responsible for the contamination.  To date, the CPUC has permitted us to establish memorandum accounts for potential recovery of these types of costs.  We can give no assurance regarding the outcome of litigation arising out of contamination or our ability to recover the costs of litigation in the future.

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

•                                         Water quality;

•                                         Legal limitations on production, diversion, storage, conveyance and use; and

•                                         Climate change.

Population growth and increases in the amount of water used in California have caused increased stress on surface water supplies and groundwater basins.  In addition, court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta may decrease the amount of water Metropolitan Water District of Southern California, or

MWD, is able to import from northern California.  We have implemented tiered rates and other practices in order to encourage water conservation. We are also acting to secure additional supplies from desalination and water transfers.  However, we cannot predict to what extent these efforts to reduce stress on our water supplies will be successful or sustainable.

Water shortages at GSWC may:

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

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. When water produced from wells in those areas is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly. Furthermore, imported water wholesalers, such as MWD may not always have an adequate supply of water to sell to us.

Our liquidity and earnings may be adversely affected by increases in maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 years old.  We have experienced leaks and water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. Although our maintenance costs for 2011 decreased as compared to 2010, these costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by our rate-regulated public utilities for possible recovery. We may not recover overages from those estimates in rates.

Our liquidity and earnings may be adversely affected by our conservation efforts

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation can result in lower volumes of water sold.  We are also experiencing a decline in per residential customer water usage due to the use of more efficient household fixtures and appliances by residential consumers, and perhaps, efforts by our customers to reduce costs.

Our water utility business is heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and may not be adequately adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset the per customer residential usage decline.

We implemented a CPUC approved water revenue adjustment mechanism at GSWC which has the effect of reducing the adverse impacts of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected as much of the revenues we recognize in these accounts are collected from customers primarily through surcharges over a twelve to thirty-six month period.

Our earnings may be affected, to some extent, by weather during different seasons

The demand for water and electricity varies by season.  For instance, most water consumption occurs during the third quarter of each year when weather in California tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  GSWC has implemented a CPUC approved water revenue adjustment mechanism, which should help mitigate fluctuations in revenues and earnings due to changes in water consumption by our customers in California.

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  GSWC has implemented a base revenue requirement adjustment mechanism for our electric business which should help mitigate fluctuations in the revenues and earnings of our electric business due to changes in the amount of electricity used by GSWC’s electric customers.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California

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

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC has authorized us to establish a memorandum account to track the changes in the fair market value of our purchased power contracts that became effective on January 1, 2009.  As a result, unrealized gains and losses on these purchased power contracts do not impact earnings.

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules

We are required to procure a portion of our electricity from renewable energy resources.  Due to our small size as compared to other energy utilities and the constrained renewable energy market, we have not been able to obtain sufficient resources to achieve the established interim target purchase levels.  We believe that we are permitted to defer compliance with these requirements under the CPUC’s flexible compliance rules.  However, we may be subject to fines and penalties by the CPUC if the CPUC determines that we are not in compliance with the renewable resource procurement rules.

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

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs that we may incur in connection with performing the work were not considered. Our contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with requests for equitable adjustments or other changes permitted by the terms of the contracts. The contract price for each of these contracts is subject to redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and changes in wages and fringe benefits to the extent provided in each of the contracts.

We have experienced delays in the redetermination of prices following completion of the first two years of operation under our contracts. We have also experienced delays in obtaining a final equitable adjustment of prices for the significantly higher infrastructure at certain of the bases than that described by the U.S. government in its request for proposal.  These delays have negatively impacted our results of operations and cash flows.

We are required to record all costs incurred under these types of contracts as these costs are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize revenue for such work as, and to the extent that, our price redeterminations and/or requests for equitable adjustments are approved.  Delays in obtaining approval of price redeterminations and/or equitable adjustments can negatively impact our results of operations and cash flows.

We are subject to audits, cost review and investigations by contracting oversight agencies. Certain audit findings such as system deficiencies for government contract reporting requirements may result in delays in price redetermination filings. During the course of an audit, the oversight agency may disallow costs. Such cost disallowances may result in adjustments to previously reported revenues.

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

Risks associated with the collection of wastewater are different, in some respects, from that of our water distribution operations

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

Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance activities

We have entered into contract modifications with the U.S. government (and in some cases third parties) for the construction of new water and/or wastewater infrastructure at the military bases. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we benefit from cost savings and earnings, but are generally unable to recover any cost overruns to the approved contract price. Under extenuating circumstances, the U.S. government has approved increased cost change orders.

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

We may be adversely affected by disputes with the U.S. government regarding our performance of contract services on military bases

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.

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

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases

We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at military bases. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contract to provide water and/or wastewater services at the affected base(s), a loss of revenues or increases in costs to correct a subcontractor’s performance failures.  We are able to mitigate these risks, in part, by obtaining and requiring our subcontractors to obtain performance bonds.

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulation. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us at the end of the contract or, for most contracts, at the end of each price redetermination period. The U.S. government has the right to offset claimed damages against any amounts owed to us.

We also rely on third-party manufacturers as well as third-party subcontractors to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount of costs we incur for these projects exceeds the amount we have estimated in our bid, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

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

Our earnings may be affected, to some extent, by weather during different seasons

Seasonal weather conditions, such as hurricanes or significant winter storms, occasionally cause temporary office closures and/or result in temporary halts to construction activity at military bases.  To the extent that our construction activities are impeded by these events, we will experience a delay in recognizing revenues from these construction projects.

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the attempted expansion of our contract operations associated with the preparation of bids for new contracts for contract operations on military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts on military bases and recovering these costs and other costs from new contract revenues.

Other Risks

Our business requires significant capital expenditures

The utility business is capital intensive. On an annual basis, we spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our water and electric utilities. We obtain funds for these capital projects from operations, contributions by developers and others and advances from developers (which are repaid over a period of time at no interest). We also periodically borrow money or issue equity for these purposes. In addition, we have a syndicated bank credit facility that is partially used for these purposes. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

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

Payment of our debt may be accelerated if we fail to comply with restrictive covenants in our debt agreements

Our failure to comply with restrictive covenants in our debt agreements could result in an event of default.  If the default is not cured or waived, we may be required to repay or refinance this debt before it becomes due.  Even if we are able to obtain waivers from our creditors, we may only be able to do so on unfavorable terms.

We are a holding company that depends on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.  ASUS has not paid any dividends to us during the past three years.  As a result, we are largely dependent on cash flow from GSWC to meet our financial obligations and to pay dividends on our common shares.

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

We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems

We rely on various information technology systems to manage our operations. Over the last few years, we have implemented and will continue to implement modifications and upgrades to our systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality and acquiring new systems. These types of activities subject us to inherent costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications, failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data or delay or prevent operations and adversely affect our financial results.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization.  We have implemented security measures and will continue to devote significant resources to address security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber-attack will not cause water or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer information.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Water Properties

As of December 31, 2011, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,780 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using pipes and appurtenances for transmitting and distributing water.

As of December 31, 2011, GSWC owned 243 wells, of which 189 are active operable wells equipped with pumps with an aggregate production capacity of approximately 199.9 million gallons per day. GSWC has 60 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 109 million gallons. GSWC owns no dams in its customer service areas. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
243	367	2,780	256,059	23,253	145	109,228	(1)

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1)  GSWC has additional treatment capacity in its Bay Point system, through an exclusive capacity right to use 4.4 million gallons from a treatment plant owned by Contra Costa Water District.  GSWC also has additional reservoir capacity in its Claremont system, through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2011, GSWC owned and operated 29 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1 mile of underground 34.5 kv transmission lines, 178.3 miles of 4.16 kv or 2.4 kv distribution lines, 53.18 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights. As of December 31, 2011, GSWC had adjudicated groundwater water rights and surface water rights of 76,488 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified and are not subject to predetermined limitations, but are typically measured by maximum historical usage over the last five years.

Office Buildings

Registrant’s general headquarters are housed in two office buildings located in San Dimas, California, one of which GSWC owns. GSWC also owns and/or leases certain facilities that house regional, district and customer service offices. ASUS leases office facilities in California, Georgia and Virginia.  TUS, PSUS and FBWS rent temporary service center facilities in Maryland, South Carolina and Texas, respectively.  ODUS and ONUS own service centers in Virginia and North Carolina, respectively, and ONUS also rents temporary support facilities.

Mortgage and Other Liens

As of December 31, 2011, GSWC had no mortgage debt outstanding or liens securing indebtedness.

As of December 31, 2011, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.  However, under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about the rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. On January 5, 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. GSWC serves approximately 11,000 customers in Claremont.

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. The Town also created a Blue Ribbon Water Commission (“BRWC”) to provide recommendations on the items pending before the CPUC associated with the two water companies (including GSWC) serving the Town.  The BRWC advised the town not to proceed with the condemnation given current economic conditions.  The Town has not yet made a decision based on the recommendation.  GSWC’s Apple Valley water systems serve approximately 2,900 customers.

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

Except for the City of Claremont, the Town of Apple Valley and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

Item 3 - Legal Proceedings

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly responsible for the contamination of two of these wells. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). GSWC has amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. GSWC is presently unable to predict an estimate range of loss, if any, in the event that GSWC is deemed to be a PRP, or on GSWC’s ability to fully recover from the PRPs, past and future costs associated with the treatment of these wells.  On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in portions of the San Gabriel Valley from which two GSWC wells draw water. The UAO requires these parties to remediate the contamination.

On October 12, 2004, the judge in the lawsuit stayed the matter in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA has also conducted settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA have worked closely to coordinate their settlement discussions under the auspices of the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached with a majority of the PRPs.

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and their matter was consolidated with those filed by the Water Entities.  Since October 17, 2011 several 30-day stays were granted to continue settlement discussions.  During these 30-day stays, the EPA and Water Entities have successfully reached settlements with most of the remaining PRPs.  On January 15, 2012, the stay was lifted and the case entered discovery phase as settlement negotiations with the remaining PRPs progress.  Registrant believes it will reach settlements with all the PRPs.  However, Registrant is presently unable to predict the ultimate outcome of this matter.

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below matches American States Water Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, and a customized peer group of five companies that includes: Artesian Resources Corporation, California Water Service Group, Connecticut Water Service Inc, Middlesex Water Company and SJW Corp. The graph tracks the performance of a $100 investment in our Common Shares, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among American States Water Company, the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

	12/06	12/07	12/08	12/09	12/10	12/11

American States Water Company	$100.00	$99.93	$90.00	$99.48	$99.73	$104.26
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	95.85	102.20	90.10	99.73	99.42

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

Market Information Relating to Common Shares

Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, as reported by the Wall Street Journal’s website, were:

	Stock Prices
	High	Low
2011
First Quarter	$36.07	$32.67
Second Quarter	36.45	32.76
Third Quarter	35.75	30.53
Fourth Quarter	36.27	32.30

2010
First Quarter	$36.42	$31.20
Second Quarter	39.61	31.41
Third Quarter	37.00	31.24
Fourth Quarter	38.59	33.01

The closing price of the Common Shares of American States Water Company on the NYSE as reported on the Wall Street Journal’s website on March 8, 2012 was $37.13.

Approximate Number of Holders of Common Shares

As of March 8, 2012, there were 2,664 holders of record of the 18,848,158 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions

For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2011	2010
First Quarter	$0.26	$0.26
Second Quarter	$0.28	$0.26
Third Quarter	$0.28	$0.26
Fourth Quarter	$0.28	$0.26
Total	$1.10	$1.04

AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (15) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $323.6 million was available from GSWC to pay dividends to AWR as of December 31, 2011. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $416.9 million to invoke this covenant as of December 31, 2011.

The ability of AWR, GSWC and ASUS to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $175.4 million was available to pay dividends to AWR’s common shareholders at December 31, 2011. Approximately $155.9 million was available for GSWC to pay dividends to AWR at December 31, 2011. Approximately $9.1 million was available for ASUS to pay dividends to AWR at December 31, 2011.

AWR paid $20.6 million in common dividends to shareholders for the year ended December 31, 2011, as compared to $19.3 million for the year ended December 31, 2010. GSWC paid dividends of $20.0 million and $19.6 million to AWR in 2011 and 2010, respectively. CCWC paid a dividend of $1.5 million to AWR on May 26, 2011 and no dividends during 2010. ASUS did not pay any dividends to AWR in 2011 or 2010.

Securities Authorized for Issuance under Equity Compensation Plans

AWR has made stock awards to its executive officers and managers under the 2000 Stock Incentive Plan and the 2008 Stock Incentive Plan.  It has also made stock awards to its non-employee directors under the Non-Employee Directors Stock Plan.  Information regarding the securities which have been issued and which are available for issuance under these plans are set forth in the table below as of December 31, 2011.  This table does not include any common shares that may be issued under our 401(k) plan.

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(1) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	619,984	$32.75	859,420
Equity compensation plans not approved by shareholders	—	—	—
Total	619,984	$32.75	859,420

(1) Amounts shown are for options granted only.  At December 31, 2011, there were 75,833 restricted stock units outstanding that had been granted to employees under the 2000 and 2008 Stock Incentive Plans and 61,840 restricted stock units outstanding that had been granted to directors under the 2003 Non-Employee Directors Stock Plan.  Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the terms of the grant.  We may not grant restricted stock units with respect to more than 118,000 of our common shares under the 2003 Non-Employee Directors Stock Plan.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2011.

The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2011:

				Total Number of	Maximum Number
				Shares Purchased as	of Shares That May
				Part of Publicly	Yet Be Purchased
	Total Number of		Average Price Paid	Announced Plans or	under the Plans or
Period	Shares Purchased		per Share	Programs (1)	Programs (3)
October 1 - 31, 2011	64,717		$34.23	—	NA
November 1 - 30, 2011	40,109		$34.67	—	NA
December 1 - 31, 2011	17,114		$34.99	—	NA
TOTAL	121,940	(2)	$34.48	—	NA

(1)	None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.

(2)

Of this amount, 121,850 Common Shares were acquired on the open market for employees pursuant to our 401(k) Plan. The remainder of the Common Shares were acquired on the open market for participants in AWR’s Common Share Purchase and Dividend Reinvestment Plan.

(3)	None of these plans contain a maximum number of Common Shares that may be purchased in the open market under the plans. There is no termination date for either of these plans.

Item 6. Selected Financial Data

AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2011	2010 (3)	2009	2008 (4)	2007
Income Statement Information:
Total Operating Revenues	$419,274	$398,942	$353,251	$311,246	$293,666
Total Operating Expenses	324,170	325,123	284,409	250,308	227,873
Operating Income	95,104	73,819	68,842	60,938	65,793
Interest Expense	23,681	21,636	21,899	20,877	21,102
Interest Income	859	2,406	911	1,832	2,321
Income from Continuing Operations	$42,010	$31,091	$29,374	$25,996	$27,121
Income (loss) from Discontinued Operations, net of tax (1)	$3,849	$2,106	$157	$(3,991)	$909
Basic Earnings per Common Share (2):
Income from Continuing Operations	$2.24	$1.67	$1.62	$1.50	$1.57
Income (loss) from Discontinued Operations (1)	0.20	0.11	0.01	(0.23)	0.05
Total	$2.44	$1.78	$1.63	$1.27	$1.62
Fully Diluted Earnings per Common Share (2):
Income from Continuing Operations	$2.23	$1.66	$1.61	$1.49	$1.56
Income (loss) from Discontinued Operations (1)	0.20	0.11	0.01	(0.23)	0.05
Total	$2.43	$1.77	$1.62	$1.26	$1.61

Average Shares Outstanding	18,693	18,585	18,052	17,262	17,121
Average number of Diluted Shares Outstanding	18,837	18,736	18,188	17,394	17,177
Dividends Declared per Common Share	$1.100	$1.040	$1.010	$1.000	$0.955
Balance Sheet Information:
Total Assets	$1,238,362	$1,192,035	$1,113,293	$1,061,287	$964,675
Common Shareholders’ Equity	408,666	377,541	359,430	310,503	302,129
Long-Term Debt	340,395	299,839	300,221	260,561	260,941
Total Capitalization	$749,061	$677,380	$659,651	$571,064	$563,070

(1)

On June 7, 2010, AWR entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC. The sale closed on May 31, 2011 and AWR recorded a gain on the sale (net of taxes and transaction costs) of approximately $2.2 million, or $0.12 per share. The results of CCWC for all periods included have been presented as a discontinued operation.

(2)

In accordance with authoritative guidance for the effect of participating securities on earnings per share (“EPS”) calculations, AWR uses the “two-class” method of computing EPS for the effects of participating securities. AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with Common Shares. Net income available for common shareholders excluding earnings available and allocated to participating securities was $45,548,000, $33,023,000, $29,399,000, $21,890,000 and $27,723,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(3)	In 2010, results include a $16.6 million charge related to the impairment of assets and loss contingencies in connection with regulatory matters.

(4)	In 2008, results include a $7.7 million goodwill impairment charge related to CCWC, in accordance with accounting guidance for goodwill and other intangible assets.

GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2011	2010 (3)	2009	2008	2007
Income Statement Information:
Total Operating Revenues	$336,086	$326,582	$294,119	$268,888	$258,752
Total Operating Expenses	252,408	262,781	230,633	205,970	194,046
Operating Income	83,678	63,801	63,486	62,918	64,706
Interest Expense	23,292	21,215	21,398	19,651	20,063
Interest Income	801	1,914	898	1,774	2,111
Net Income	$34,822	$25,110	$25,373	$27,819	$26,900
Balance Sheet Information:
Total Assets	$1,173,383	$1,078,478	$1,021,845	$970,150	$889,973
Common Shareholder’s Equity	384,806	358,295	331,530	324,533	278,441
Long-Term Debt	340,395	299,839	300,221	260,561	260,941
Total Capitalization	$725,201	$658,134	$631,751	$585,094	$539,382

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC, ASUS and its subsidiaries, or AWR’s former subsidiary, CCWC.  Included in the following analysis is a discussion of water and electric margins.  Water and electric margins are computed by taking total revenues, less total supply costs.  Registrant uses these margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs”.  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses, through our contracted services business for the operation and maintenance and renewal and replacement of water and/or wastewater systems for the U.S. government at various military bases, and through the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting financial performance of GSWC include the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and our overhead costs; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; weather; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; pressures on water supply caused by population growth, more stringent water quality standards, deterioration in water quality and water supply from a variety of causes; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply.

Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.  On April 14, 2011, GSWC sold $62.0 million in aggregate principal amount of its 6% Notes. The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. The proceeds from the debt issuance were used to pay down short-term borrowings from AWR and other long-term debt with a higher interest rate, and to fund capital expenditures.

All of the current operation and maintenance contracts with the U.S. government are 50-year firm, fixed-price contracts with prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications.  As a result, ASUS is subject to risks that are different than those of GSWC.  Factors affecting the financial performance of our Military Utility Privatization Subsidiaries include delays in receiving payments from the U.S. government and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the federal government; and termination of contracts and suspension or debarment for a period of time from contracting with the federal government due to violations of federal law and regulations in connection with military utility privatization activities.  Our financial performance is also dependent upon our ability to accurately estimate our costs in bidding on firm fixed price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases and for additional construction work at existing bases.

On May 31, 2011 AWR completed its sale of CCWC to EPCOR Water (USA) Inc. for a final purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt.  AWR received approximately $29.6 million in cash, which was used primarily to pay down short-term borrowings.  The sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million.

Summary Results by Segment

AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units included in continuing operations: water and electric service utility operations conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries.  The results of operations of CCWC have been reported as discontinued operations.

The table below set forth diluted earnings per share by business segment for AWR’s continuing operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2011	12/31/2010	CHANGE

Water	$1.66	$1.19	$0.47
Electric	0.18	0.11	0.07
Contracted services	0.38	0.38	—
AWR (parent)	0.01	(0.02)	0.03
Totals from continuing operations, as reported	$2.23	$1.66	$0.57

For the year ended December 31, 2011, fully diluted earnings per share contributed by water operations increased by $0.47 per share to $1.66 per share, as compared to $1.19 per share for the same period of 2010 due primarily to:

•                  An increase in the water margin of $7.9 million, or $0.25 per share, during the year ended December 31, 2011 compared to the same period of 2010 due primarily to CPUC-approved second year (escalation) rate increases for Regions II and III effective January 1, 2011, as well as new rates at Region I also effective January 1, 2011.

•                   A pretax charge of $16.6 million, or $0.55 per share, recorded in 2010, related to loss contingencies and impairment of assets resulting from regulatory matters associated with a CPUC investigation of certain construction projects and disallowance of costs by the CPUC.

•                   Excluding the charge discussed above, operating expenses (other than supply costs) increased by approximately $5.0 million, or $0.16 per share, due primarily to: (i) an increase in administrative and general expenses of $4.8 million primarily due to higher labor and pension costs as well as a change in allocation methodology causing higher amounts of costs from the general office, allocated to the water segment and less to electric; (ii) an increase in depreciation expense of $1.1 million resulting primarily from additions to utility plant, and (iii) a decrease of $512,000 in the pretax gain on the sale of property primarily due to the sale in 2010 of land that did not recur in 2011.  These increases were partially offset by a $1.7 million decrease in other operation and maintenance expenses due to a decrease in water treatment and planned and unplanned maintenance costs.

•                  An increase in interest and other non-operating expenses (net of interest income) of $3.3 million, or $0.11 per share, due primarily to: (i) the issuance of $62.0 million in new long-term notes in April 2011, of which $22 million of the proceeds were used in May 2011 to redeem notes with higher interest rates, and (ii) interest income of $1.3 million recorded in 2010 related to a proposed settlement reached with the Internal Revenue Service related to AWR’s refund claims associated with a tax-method change.  There was no similar amount of interest income recorded in 2011.

•                  An increase in the effective income tax rate for the water segment during the year ended December 31, 2011 as compared to the same period in 2010, decreasing water earnings by approximately $0.06 per share, primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and changes in other permanent items.

Diluted earnings from electric operations increased by $0.07 per share during the year ended December 31, 2011 primarily due to an increase in electric margin of $797,000, or $0.03 per share, as compared to the same period in 2010 reflecting rate increases approved by the CPUC, partially offset by a one-time $958,000 revenue increase for a CPUC approved general office allocation memorandum account recorded in 2010.  In addition, a lower effective tax rate and lower other operating expenses due to less costs allocated from the general office to the electric segment, increased electric operations earnings by $0.04 per share during the year ended December 31, 2011.

Diluted earnings from contracted services were $0.38 per share during the years ended December 31, 2011 and 2010.  Included in earnings for the year ended December 31, 2010 was $6.8 million, or $0.21 per share, of revenues and interest income in connection with contract modifications received by ASUS’ subsidiaries from the U.S. government during 2010, which were retroactive.  Excluding the impact of these contract modifications received in 2010, earnings from contracted services increased by $0.21 per share during the year ended December 31, 2011 primarily due to: (i) a change in estimated costs related to a pipeline project being completed at Fort Bragg, which resulted in an increase in pretax operating income of $2.9 million, or $0.09 per share, for work previously performed on the project, and (ii) an additional increase in construction margin of $4.1 million or $0.13 per share, due primarily to an overall increase in construction activities compared to 2010, particularly at Fort Bliss and Fort Bragg. These increases were partially offset by increased operating expenses in 2011.

Diluted earnings from AWR (parent) increased by $0.03 per share during the year ended December 31, 2011.  There was a loss incurred on one of AWR’s investments in 2010, which did not recur in 2011.

The tables below set forth summaries of the results by segment of continuing operations (amounts in thousands):

	Operating Revenues				Pretax Operating Income
	Year	Year			Year	Year
	Ended	Ended	$	%	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE	12/31/2011	12/31/2010	CHANGE	CHANGE

Water	$299,806	$290,781	$9,025	3.1%	$76,661	$57,018	$19,643	34.5%
Electric	36,280	35,801	479	1.3%	6,661	5,680	981	17.3%
Contracted services	83,188	72,360	10,828	15.0%	11,855	11,487	368	3.2%
AWR parent	—	—	—	—	(73)	(366)	293	-80.1%
Totals from operation	$419,274	$398,942	$20,332	5.1%	$95,104	$73,819	$21,285	28.8%

Discontinued Operations:

Net income from discontinued operations for the year ended December 31, 2011 was $3.8 million, equivalent to $0.20 per common share on a basic and fully diluted basis, compared to $2.1 million or $0.11 per common share on a basic and fully diluted basis, for the year ended December 31, 2010, an increase of $0.09 per common share.  The increase is due primarily to the gain on sale of CCWC of $2.2 million, net of taxes and transaction costs, or $0.12 per share.  There was also a decrease in depreciation expense, which increased earnings by $0.03 per share, and a favorable decision issued by the Arizona Corporation Commission (“ACC”) on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income, or $0.03 per share.  These increases were partially offset by the fact that the earnings for CCWC for 2011 include only five months of operations due to the sale of CCWC on May 31, 2011.

The following discussion and analysis for the years ended December 31, 2011, 2010 and 2009 provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other continuing subsidiaries: GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Consolidated Results of Operations — Years Ended December 31, 2011 and 2010 (amounts in thousands, except per share amounts):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
OPERATING REVENUES
Water	$299,806	$290,781	$9,025	3.1%
Electric	36,280	35,801	479	1.3%
Contracted services	83,188	72,360	10,828	15.0%
Total operating revenues	419,274	398,942	20,332	5.1%

OPERATING EXPENSES
Water purchased	47,530	46,865	665	1.4%
Power purchased for pumping	8,598	9,113	(515)	-5.7%
Groundwater production assessment	13,550	11,473	2,077	18.1%
Power purchased for resale	13,574	13,078	496	3.8%
Supply cost balancing accounts	18,748	20,622	(1,874)	-9.1%
Other operation expenses	28,841	29,184	(343)	-1.2%
Administrative and general expenses	75,144	87,135	(11,991)	-13.8%
Depreciation and amortization	38,349	37,405	944	2.5%
Maintenance	17,357	18,149	(792)	-4.4%
Property and other taxes	14,210	14,165	45	0.3%
ASUS construction expenses	48,397	38,577	9,820	25.5%
Net gain on sale of property	(128)	(643)	515	-80.1%
Total operating expenses	324,170	325,123	(953)	-0.3%

OPERATING INCOME	95,104	73,819	21,285	28.8%

OTHER INCOME AND EXPENSES
Interest expense	(23,681)	(21,636)	(2,045)	9.5%
Interest income	859	2,406	(1,547)	-64.3%
Other	(196)	(463)	267	-57.7%
	(23,018)	(19,693)	(3,325)	16.9%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	72,086	54,126	17,960	33.2%

Income tax expense	30,076	23,035	7,041	30.6%

INCOME FROM CONTINUING OPERATIONS	42,010	31,091	10,919	35.1%

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,849	2,106	1,743	82.8%
NET INCOME	$45,859	$33,197	$12,662	38.1%

Basic earnings from continuing operations	$2.24	$1.67	$0.57	34.1%
Basic earnings from discontinued operations	0.20	0.11	0.09	81.8%
	$2.44	$1.78	$0.66	37.1%

Diluted earnings from continuing operations	$2.23	$1.66	$0.57	34.3%
Diluted earnings from discontinued operations	0.20	0.11	0.09	81.8%
	$2.43	$1.77	$0.66	37.3%

Operating Revenues

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC.  Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide profit margin for ASUS.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.

Water

For the year ended December 31, 2011, revenues from water operations increased by 3.1% to $299.8 million, compared to $290.8 million for the year ended December 31, 2010. The increase in water revenues is primarily due to rate increases approved by the CPUC at all GSWC water regions effective January 1, 2011.

Water consumption for the year ended December 31, 2011 decreased 1.9% compared to the same period in 2010.  While water sales in 2011 continue to decline, earnings have not been negatively impacted by the reduction in water sales as GSWC has implemented a CPUC approved Water Revenue Adjustment Mechanism (“WRAM”) account in all three water regions as authorized by the CPUC. GSWC’s revenue requirement and volumetric revenues will be adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.

Electric

For the year ended December 31, 2011, revenues from electric operations increased to $36.3 million compared to $35.8 million for 2010 due primarily to attrition year increases in electric rates approved by the CPUC effective January 1, 2011.  The authorized rate increases provided BVES with additional annual revenues of approximately $2.0 million.  The increase in rates was partially offset by the recording of $958,000 in revenue during the first quarter of 2010 that was included in a memorandum account approved by the CPUC which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. There was no similar revenue recorded in 2011.  In addition, total electric supply costs decreased by $318,000 during the year ended December 31, 2011, which reduced electric revenues by a corresponding amount, but had no impact on the dollar margin for electric services.

Electric usage for the year ended December 31, 2011 increased 1.6% compared to the same period in 2010.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services consist primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2011, revenues from contracted services increased by $10.8 million, or 15.0%, to $83.2 million as compared to $72.4 million for the year ended December 31, 2010.

For the year ended December 31, 2011, construction revenues increased by $16.8 million primarily due to an increase in construction activities at Fort Bliss and Fort Bragg.  Additionally, as a result of a change in estimated costs by ONUS on a water and wastewater pipeline replacement project at Fort Bragg, an increase in operating income of approximately $2.9 million was recorded during the second quarter of 2011.  The change in estimated costs was a result of successful negotiations to reduce the cost of construction work by contractors.  In November 2011, the government also issued a contract modification to ODUS for a sewer rehabilitation project at Fort Lee that had been completed in the prior year.  The contract modification provided for $545,000 of additional construction revenues for the year ended December 31, 2011.

Management fee revenues decreased by $6.0 million for the year ended December 31, 2011.  This is primarily due to $6.3 million in management fees received in 2010 in connection with requests for equitable adjustment (“REAs”) and contract modifications resolved with the U.S. government that were retroactive.  The effect of these REAs and contract modifications were partially offset by the receipt of a contract modification in connection with the first price redetermination for certain of the military bases in Virginia. As a result of the modification, during the third quarter of 2011, ASUS recorded $461,000 in additional management fees retroactive from April 2008. Excluding the retroactive portion of these REAs, management fees for the year ended December 31, 2011 were comparable to the same period in 2010.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale, the cost of natural gas used by BVES during peak time and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.5% and 31.1% of total operating expenses for the year ended December 31, 2011 and 2010, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2011 and 2010 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$299,806	$290,781	$9,025	3.1%
WATER SUPPLY COSTS:
Water purchased (1)	47,530	46,865	665	1.4%
Power purchased for pumping (1)	8,598	9,113	(515)	-5.7%
Groundwater production assessment (1)	13,550	11,473	2,077	18.1%
Water supply cost balancing accounts (1)	16,565	17,625	(1,060)	-6.0%
TOTAL WATER SUPPLY COSTS	$86,243	$85,076	$1,167	1.4%
WATER MARGIN (2)	$213,563	$205,705	$7,858	3.8%
PERCENT MARGIN - WATER	71.2%	70.7%

ELECTRIC OPERATING REVENUES (1)	$36,280	$35,801	$479	1.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	13,574	13,078	496	3.8%
Electric supply cost balancing accounts (1)	2,183	2,997	(814)	-27.2%
TOTAL ELECTRIC SUPPLY COSTS	$15,757	$16,075	$(318)	-2.0%
ELECTRIC MARGIN (2)	$20,523	$19,726	$797	4.0%
PERCENT MARGIN - ELECTRIC	56.6%	55.1%

(1)                                 As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $18,748,000 and $20,622,000 for the years ended December 31, 2011 and 2010, respectively.

(2)                                 Water and electric margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operating expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers.  As approved by the CPUC, GSWC has implemented a modified cost balancing account or MCBA that allows recovery of supply costs due to changes in water supply mix or volume.  Under the MCBA, GSWC began tracking adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to a regulatory asset or liability balancing account (tracked individually for each water ratemaking area).

For the year ended December 31, 2011, 34.5% of GSWC’s water supply mix was purchased as compared to 34.7% purchased for the year ended December 31, 2010.  As previously discussed, variances between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision.  The overall adopted percentages of purchased water for the years ended December 31, 2011 and 2010 was approximately 41%, as compared to the actual of 34.5% and 34.7%, respectively.  The improvement in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water margin percent was 71.2% for the year ended December 31, 2011 as compared to 70.7% in the same period of 2010.

Purchased water costs for the year ended December 31, 2011 increased by 1.4% to $47.5 million as compared to $46.9 million in 2010.  The increase in purchased water costs was due to higher water rates charged by wholesale suppliers, partially offset by lower customer usage.  GSWC’s customer water usage decreased 1.9% in 2011 as compared to 2010.

For the year ended December 31, 2011, power purchased for pumping decreased to $8.6 million, compared to $9.1 million for 2010.  This was due to lower customer demand, partially offset by increases in supplier rates.

For the year ended December 31, 2011, groundwater production assessments were $13.6 million in 2011, as compared to $11.5 million in 2010 due to additional assessment rates levied and an increase in purchasing replenishment water.  There were also changes in the actual supply mix, as discussed above. Due to the MCBA account, these additional assessments do not impact the water margin.  The MCBA tracks the increases in pump tax rates for future recovery in water rates.

There was a $1.1 million decrease in the water supply cost balancing account provision during the year ended December 31, 2011 as compared to 2010 due to a $1.4 million decrease in the MCBA as a result of higher water rates charged by wholesale suppliers, as noted above. This decrease in the MCBA was partially offset by an increase of $300,000 in the amortization of the water supply cost balancing accounts for previously under-collected balances, primarily from Region I.

For the year ended December 31, 2011, the cost of power purchased for resale to customers in GSWC’s BVES division increased by 3.8% to $13.6 million compared to $13.1 million for the year ended December 31, 2010 due to an increase in customer usage of 1.6%.  The main product under GSWC’s current power purchase contract provides for 13 megawatts of electric energy at a fixed price of $67.75 per megawatt-hour (“MWh”) during 2011 as compared to $67.85 during 2010.  Through August 31, 2011, the difference between the price of purchased power and $77 per MWh, the maximum recoverable amount as authorized by the CPUC, was reflected in the electric supply cost balancing account. Effective September 1, 2011, BVES is no longer subject to the $77 per MWh weighted annual average cost and is able to include amounts above the $77 per MWh average in its supply cost balancing account.

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2011 and 2010, other operation expenses by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$22,853	$23,388	$(535)	-2.3%
Electric Services	2,275	2,220	55	2.5%
Contracted Services	3,713	3,576	137	3.8%
Total other operation expenses	$28,841	$29,184	$(343)	-1.2%

For the year ended December 31, 2011, other operation expenses for water services decreased by $535,000, or 2.3%, primarily due to decreases in water conservation and treatment costs, attributable to a combination of lower water consumption by our customers, wells out of service in some areas, and efficiencies in operations.  This decrease was partially offset by an increase in outside service costs and in billing supplies costs to convert to monthly billing in various GSWC service areas.

Other operation expenses for contracted services increased by $137,000 due primarily to higher labor costs of $480,000, partially offset by a decrease in outside service costs of $350,000.  The increase in labor costs was primarily due to precontract costs for design and engineering labor incurred by ONUS for Fort Bragg in North Carolina and FBWS for Fort Bliss in Texas for potential new construction projects.  These expenses were incurred in connection with the preparation and submission of proposals for potential construction work.

Administrative and General Expenses

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits charged to expense accounts, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses. For the years ended December 31, 2011 and 2010, administrative and general expenses by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$52,885	$64,716	$(11,831)	-18.3%
Electric Services	7,865	7,950	(85)	-1.1%
Contracted Services	14,321	14,103	218	1.5%
AWR (parent)	73	366	(293)	-80.1%
Total administrative and general expenses	$75,144	$87,135	$(11,991)	-13.8%

For the year ended December 31, 2011, administrative and general expenses decreased by $11.8 million in water services compared to the year ended December 31, 2010 due primarily to a $16.6 million pretax charge recorded in 2010 for the impairment of assets and loss contingencies related to regulatory matters.  Excluding this charge, administrative and general expenses increased by $4.8 million due to increases in: (i) labor and other employee related benefits, including pension costs, of $3.5 million; (ii) consulting and other outside service costs of $794,000,and (iii) other miscellaneous administrative and general costs of approximately $500,000, primarily due to higher allocations from corporate headquarters due to a change in allocation methodology causing higher amounts allocated to the water segment and less to electric.

There was an increase of $218,000 in administrative and general expenses for contracted services due primarily to an increase in insurance and communication charges, partially offset by a decrease in legal and consulting costs.

Depreciation and Amortization

For the years ended December 31, 2011 and 2010, depreciation and amortization by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$35,450	$34,360	$1,090	3.2%
Electric Services	2,011	2,240	(229)	-10.2%
Contracted Services	888	805	83	10.3%
Total depreciation and amortization	$38,349	$37,405	$944	2.5%

For the year ended December 31, 2011, depreciation and amortization expense for water services increased by $1.1 million to $35.5 million compared to $34.4 million for the year ended December 31, 2010.  This is primarily due to approximately $68.1 million of additions to water utility plant in 2010.  This increase was partially offset by an increase in asset retirements and fully depreciated assets compared to 2010.

For the year ended December 31, 2011, depreciation and amortization expense for electric services decreased by $229,000 to $2.0 million compared to $2.2 million for year ended December 31, 2010.  This is primarily due to an increase in asset retirements and fully depreciated assets compared to 2010.

Registrant anticipates that depreciation expense for water and electric services will increase in the future due to ongoing construction at GSWC.  Registrant believes that the depreciation expense related to property additions approved by the CPUC will be recovered through rates.

There was an increase in depreciation and amortization expense for contracted services due primarily to the addition of fixed assets.

Maintenance

For the years ended December 31, 2011 and 2010, maintenance expense by segment consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$13,817	$15,011	$(1,194)	-8.0%
Electric Services	885	830	55	6.6%
Contracted Services	2,655	2,308	347	15.0%
Total maintenance	$17,357	$18,149	$(792)	-4.4%

For the year ended December 31, 2011, maintenance expense for water services decreased by $1.2 million to $13.8 million compared to $15.0 million for the year ended December 31, 2010 due primarily to a reduction in planned maintenance as well as decreased unplanned maintenance.

For the year ended December 31, 2011, maintenance expense for contracted services increased by $347,000 due primarily to an increase of $263,000 in labor costs.

Property and Other Taxes

For the years ended December 31, 2011 and 2010, property and other taxes by segment, consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$12,025	$11,855	$170	1.4%
Electric Services	826	806	20	2.5%
Contracted Services	1,359	1,504	(145)	-9.6%
Total property and other taxes	$14,210	$14,165	$45	0.3%

For the year ended December 31, 2011, property and other taxes for water and electric services increased by $190,000, or 1.5%, primarily due to an increase in payroll taxes.

Property and other taxes were lower for contracted services due to a decrease in gross receipt taxes as a result of an approved request for equitable adjustment recorded in the first quarter of 2010 by ONUS at Fort Bragg in North Carolina, which was subject to gross receipt taxes in 2010.

ASUS Construction Expenses

For the year ended December 31, 2011, ASUS construction expenses were $48.4 million, an increase of $9.8 million compared to the same period in 2010.  This was primarily due to additional construction projects at FBWS for Fort Bliss in Texas and at ONUS for Fort Bragg in North Carolina.

Net Gain on Sale of Property

For the year ended December 31, 2010, Registrant recorded a pretax gain of $643,000 primarily for the sale of a piece of property in the water services segment, compared to only $128,000 pretax gain on a sale of property in 2011.

Interest Expense

For the years ended December 31, 2011 and 2010, interest expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$21,739	$19,698	$2,041	10.4%
Electric Services	1,553	1,498	55	3.7%
Contracted Services	376	287	89	31.0%
AWR (parent)	13	153	(140)	-91.5%
Total interest expense	$23,681	$21,636	$2,045	9.5%

Overall, interest expense increased by $2.0 million due primarily to the issuance on April 14, 2011 of $62.0 million of 6% senior notes due 2041.  A portion of the proceeds was used to redeem $22.0 million of senior notes with a higher interest rate and the remaining proceeds were used to pay down short-term borrowings and fund capital expenditures.

The average interest rate on short term borrowing for the year ended December 31, 2011 was 1.5% compared to an average of 1.4% during the same period in 2010.  Average bank loan balances outstanding under AWR’s credit facility for the year ended December 31, 2011 were approximately $25.7 million, as compared to an average of $37.6 million during the same period of 2010.

Interest Income

For the years ended December 31, 2011 and 2010, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$749	$1,895	$(1,146)	-60.5%
Electric Services	52	—	52	100.0%
Contracted Services	4	511	(507)	-99.2%
AWR (parent)	54	—	54	100.0%
Total interest income	$859	$2,406	$(1,547)	-64.3%

Interest income decreased by $1.5 million for the year ended December 31, 2011 primarily due to interest on AWR’s tax refund claims recorded in 2010, as well as interest income related to a Fort Bliss inventory price adjustment received in 2010, both which did not recur in 2011.

Other

For the year ended December 31, 2011, other expenses decreased by $267,000 primarily as a result of losses incurred on one of Registrant’s investments during 2010, partially offset by losses on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan during 2011.

Income Tax Expense

For the years ended December 31, 2011 and 2010, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2011	12/31/2010	CHANGE	CHANGE
Water Services	$24,006	$16,593	$7,413	44.7%
Electric Services	1,820	2,041	(221)	-10.8%
Contracted Services	4,431	4,535	(104)	-2.3%
AWR (parent)	(181)	(134)	(47)	35.1%
Total income tax expense	$30,076	$23,035	$7,041	30.6%

For the year ended December 31, 2011, income tax expense for water and electric services increased to $25.8 million compared to $18.6 million for the same period in 2010 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2011 was 42.7% as compared to a 43.2% ETR applicable to the same period of 2010.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate case- and compensation-related items) and other nondeductible permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services decreased to $4.4 million compared to $4.5 million due primarily to a slight decrease in pretax income.  The ETR for contracted services for the year ended December 31, 2011 was 38.6% as compared to a 38.7% ETR applicable to the year ended December 31, 2010.

Income from Discontinued Operations

On May 31, 2011, AWR completed its sale of CCWC to EPCOR Water (USA), Inc. for a final purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt.  The transaction closed on May 31, 2011 and AWR received approximately $29.6 million in cash and recorded a gain on sale, net of taxes and transaction costs, of approximately $2.2 million.

Net income from discontinued operations for the year ended December 31, 2011 increased to $3.8 million compared to net income of $2.1 million for the same period in 2010.  The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011. Excluding the gain, there was also a favorable decision issued by the ACC on April 7, 2011, which resulted in the recording of approximately $959,000 of pretax income consisting primarily of a $760,000 gain pertaining to settlement proceeds received for the removal of a well from operations in 2005.

Consolidated Results of Operations — Years Ended December 31, 2010 and 2009 (amounts in thousands, except per share amounts):

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

Net income from continuing operations for the year ended December 31, 2010 was $31.1 million, equivalent to $1.67 and $1.66 per common share on a basic and fully diluted basis, respectively, compared to $29.4 million, or $1.62 and $1.61 per common share on a basic and fully diluted basis, respectively for the year ended December 31, 2009.

The table below sets forth the year-to-date diluted earnings per share by business segment from continuing operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2010	12/31/2009	CHANGE

Water	$1.19	$1.43	$(0.24)
Electric	0.11	(0.07)	0.18
Contracted services	0.38	0.21	0.17
AWR (parent)	(0.02)	0.04	(0.06)
Totals from continuing operations, as reported	$1.66	$1.61	$0.05

For the year ended December 31, 2010, diluted earnings per share contributed by water operations decreased by $0.24 to $1.19 per share, as compared to $1.43 per share for the same period of 2009 due primarily to:

•      A pretax charge of $16.6 million, or $0.55 per share, for loss contingencies and impairment of assets resulting from regulatory matters associated with a CPUC investigation of certain construction projects and the disallowance of costs by the CPUC in the Region II, Region III, and general office rate case.

•      Excluding the pretax charge for the impairment of assets and loss contingencies discussed above, operating expenses, other than supply costs, increased by $5.5 million, or $0.18 per share for the year ended December 31, 2010.  The increase was primarily due to an increase in: (i) administrative and general expenses of $4.4 million, primarily due to higher labor and employee related costs; (ii) depreciation and amortization expenses of $5.8 million; (iii) maintenance and other operating expenses of $1.6 million, and (iv) property and other taxes of $1.0 million.  These increases were partially offset by: (i) a $3.8 million pretax charge during the fourth quarter of 2009 related to legal and settlement costs in connection with a settlement agreement reached between the Company and two former officers that did not recur in 2010;  (ii) a decrease in pension expense of $2.9 million largely due to the effect of implementing a two-way pension balancing account at GSWC’s water regions, and (iii) an increase of $628,000 in pretax gain on the sale of property primarily due to the sale in 2010 of a well in one of GSWC’s water regions.

•      An increase in income tax expense for the year ended December 31, 2010 as compared to the same period in 2009 was primarily due to an increase in the effective tax rate (excluding a tax benefit recorded in 2009 in connection with a change in enacted tax law) for the year ended December 31, 2010 as compared to the same period in 2009, negatively impacting earnings by $0.04 per share; the increase primarily resulted from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements and other nondeductible permanent items.

These increases were partially offset by:

•      An increase in the water margin of $16.0 million, or $0.51 per share, during the year ended December 31, 2010 compared to the same period of 2009 was due primarily to higher water rates approved by the CPUC effective January 1, 2010 in the Region II, Region III and general office rate case.  CPUC-approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues; the increase included $14.0 million for supply costs and the increase was retroactive to January 1, 2010.

•      An increase in interest and other non-operating income (net of interest expense) of $980,000, or $0.02 per share, was primarily related to a proposed settlement reached with the Internal Revenue Service related to AWR’s refund claims associated with a tax-method change.

Diluted earnings from electric operations increased by $0.18 per share for the year ended December 31, 2010 compared to the same period in 2009 primarily due to an increase in the electric margin of $6.8 million, or $0.21 per share, during the year ended December 31, 2010 as compared to the same period of 2009.  The increase was primarily due to: (i)

increases in rates in November 2009 and January 2010 related to BVES’ general rate case approved by the CPUC which generated an increase of approximately $5.7 million in revenues; (ii) the recording of additional revenues in the BRRAM due to lower customer usage as compared to adopted levels authorized by the CPUC; and (iii) the CPUC approval in March 2010 of recovery of $958,000 in a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation to BVES. The increase in electric margin was partially offset by an increase in operating and interest expenses totaling $846,000, or $0.03 per share.

Diluted earnings per share for contracted services increased $0.17 per share to $0.38 per share for the year ended December 31, 2010, primarily due to the recording of $6.1 million, or $0.19 per share of revenue and interest income in connection with contract modifications received from the U.S. Government during the first quarter of 2010.  This increase in revenue was partially offset by an increase in income tax expense as a result of an increase in the effective tax rate as well as an increase in legal and other administrative expenses, negatively impacting earnings by $0.02 per share.

Net income from discontinued operations for the year ended December 31, 2010 was $2.1 million, equivalent to $0.11 per common share on a fully diluted basis, compared to net income of $157,000 or $0.01 per common share on a basic and fully diluted basis, for the year ended December 31, 2009, an increase of $0.10 per common share.  The improved performance at CCWC was primarily due to rate increases approved by the Arizona Corporation Commission in October 2009 and a decrease in operating expenses as compared to 2009.

Diluted earnings per share from AWR (parent) decreased by $0.06 per share for the year ended December 31, 2010 primarily due to a change in state tax law in 2009, which resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. There was no similar benefit recorded in 2010.

Operating Revenues

Water

For the year ended December 31, 2010, revenues from water operations increased by 9.6% to $290.8 million, compared to $265.2 million for the year ended December 31, 2009. As previously discussed, the final decision in the Region II, Region III and general office rate case increased water revenues by $33.0 million as compared to the 2009 adopted revenue levels.  Revenues also increased in 2010 as a result of the impact of a full year of the Water Revenue Adjustment Mechanism or WRAM in effect at Region I, which was implemented in September 2009.  These increases were partially offset by the recording of $3.1 million in the Water Conservation Memorandum Accounts for GSWC’s water regions in 2009 and $4.3 million in surcharges in effect that were approved by the CPUC to recover previously incurred under-collections in supply costs, both of which were not part of the original 2009 adopted revenues.

While water sales in 2010 continued to be impacted by state wide conservation and rationing efforts, earnings were not negatively impacted by the reduction in water sales as GSWC had implemented the WRAM in all three water regions as authorized by the CPUC.  During 2010, consumption was lower by 8.4% as compared to 2009.  GSWC’s revenue requirement and volumetric revenues will be adopted as part of a general rate case (“GRC”) every three years. The Region II, Region III and general office rates are effective for years 2010, 2011 and 2012.  On December 16, 2010, the CPUC issued a final decision on GSWC’s Region I GRC for new rates in 2011 and 2012. GSWC filed a GRC for all three water regions in July of 2011 with rates expected to be effective January 2013.

Electric

For the year ended December 31, 2010, revenues from electric operations increased by 23.8% to $35.8 million compared to $28.9 million for the year ended December 31, 2009 due primarily to rate increases implemented in November 2009 and January 2010 as approved by the CPUC, which added approximately $5.7 million in electric revenues in 2010, and the implementation of the Base Revenue Requirement Adjustment Mechanism, adopted in November 2009.  Also, as previously discussed, in March 2010, the CPUC approved for recovery a memorandum account which tracked the difference between the 2007 adopted general office cost allocation to BVES and the 1996 adopted general office cost allocation, effective and retroactive from June 4, 2009 to October 31, 2009.  As a result, during the first quarter of 2010, BVES recorded a $958,000 increase to electric revenues for amounts included in this memorandum account.

Contracted Services

For the year ended December 31, 2010, revenues from contracted services increased by $13.2 million, or 22.4%, to $72.4 million compared to $59.1 million for the year ended December 31, 2009 due to: (i) an increase of $8.1 million in management fees, and (ii) an increase of $5.1 million in construction revenues.

For the year ended December 31, 2010, management fees increased by $8.1 million due primarily to contract modifications received from the U.S. government for operating and maintaining the water and wastewater systems at Fort Bliss and Fort Bragg that resulted in the recording of management fees totaling $5.6 million, which were retroactive from the commencement of the contracts in October 2004 and March 2008, respectively, through December 31, 2009.  The increased fees established by the contract modification for Fort Bragg added an additional $1.5 million in revenues related to 2010.  There was also an increase in management fees at Andrews Air Force Base due primarily to the execution of a contract modification in August 2010 which provided for an interim adjustment pending resolution of the first price redetermination.  As a result, there was a retroactive adjustment in management fees to February 2008, the first redetermination date, of approximately $700,000 which was recorded during the third quarter of 2010.  Some or the entire amount of the increase for Andrews Air Force Base may be subject to refund depending on the outcome of the negotiations on the price redetermination for this base.  Finally, there was an increase in management fees of $782,000 related to a contract with a municipality to provide billing and meter reading services.  This contract terminated on April 1, 2011.

For the year ended December 31, 2010, construction revenues increased by $5.1 million due primarily to an increase in construction activities at Fort Bragg in North Carolina and Fort Jackson in South Carolina, partially offset by decreases in construction revenues at the other military bases.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES during peak time and the electric supply cost balancing account. Water and electric margins are computed by taking total revenues, less total supply costs. Registrant uses these margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility’s business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 31.1% and 32.2% of total operating expenses for the year ended December 31, 2010 and 2009, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the years ended December 31, 2010 and 2009 (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$290,781	$265,197	$25,584	9.6%
WATER SUPPLY COSTS:
Water purchased (1)	46,865	44,973	1,892	4.2%
Power purchased for pumping (1)	9,113	9,658	(545)	-5.6%
Groundwater production assessment (1)	11,473	11,563	(90)	-0.8%
Water supply cost balancing accounts (1)	17,625	9,296	8,329	89.6%
TOTAL WATER SUPPLY COSTS	$85,076	$75,490	$9,586	12.7%
WATER MARGIN (2)	$205,705	$189,707	$15,998	8.4%
PERCENT MARGIN - WATER	70.7%	71.5%

ELECTRIC OPERATING REVENUES (1)	$35,801	$28,922	$6,879	23.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	13,078	12,853	225	1.8%
Electric supply cost balancing accounts (1)	2,997	3,138	(141)	-4.5%
TOTAL ELECTRIC SUPPLY COSTS	$16,075	$15,991	$84	0.5%
ELECTRIC MARGIN (2)	$19,726	$12,931	$6,795	52.5%
PERCENT MARGIN - ELECTRIC	55.1%	44.7%

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

For the year ended December 31, 2010, 34.7% of GSWC’s water supply mix was purchased as compared to 36.9% purchased for the year ended December 31, 2009.  However, as noted previously, GSWC implemented the MCBA which eliminates the effects on earnings of changes in the water supply mix.  The actual purchased water percentages for the year ended December 31, 2010 was 34.7%, as compared to the overall adopted percentages of approximately 41%.  The variance in the actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. This caused an overall decrease in the water margin percentage to 70.7% for 2010 compared to 71.5% in 2009 since GSWC no longer receives any benefit from a more favorable supply mix than that approved by the CPUC.

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

An increase of $8.3 million in the water supply cost balancing account provision during the year ended December 31, 2010 as compared to the same period in 2009, was primarily due to a $6.0 million increase in the amortization of previously incurred supply costs from surcharges in effect at all three GSWC water regions. Once in rates, the amortization of surcharges that are in place to recover under-collections from customers have the effect of increasing the supply cost balancing account and increasing revenues, resulting in no earnings impact.  In addition, there was an increase of $2.3 million in 2010 due to a lower actual supply mix compared to the mix approved by the CPUC, resulting in an over-collection in the MCBA accounts.

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

Other Operation Expenses

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating GSWC’s water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices. Registrant’s electric and contracted services operations incur many of the same types of costs as well. For the years ended December 31, 2010 and 2009, other operation expenses by segment consisted of the following (amounts in thousands):

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

For the year ended December 31, 2010, administrative and general expenses increased by $14.1 million in water services compared to the year ended December 31, 2009 due primarily to a $16.6 million pretax charge recorded in 2010 for the impairment of assets and loss contingencies related to regulatory matters previously discussed.  There was also an increase in: (i) labor and other employee related benefits of $3.0 million due primarily to higher wages; and (ii) transportation expense of $1.7 million due primarily to the higher depreciation rates for vehicles approved by the CPUC in the Regions II and III rate case.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.  These increases were partially offset by: (i) a decrease in pension expense of $2.9 million as a result of the two-way pension balancing account implemented in 2010 as authorized by the CPUC; (ii) a settlement agreement reached with two former officers of GSWC which resulted in a charge of $3.8 million during the fourth quarter of 2009 for legal and settlement costs; (iii) a decrease in data transmission line costs of $197,000; and (iv) a net decrease of $303,000 in other miscellaneous administrative and general expenses.

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

There was an increase of $3.1 million in administrative and general expenses for contracted services due primarily to: (i) an increase of $766,000 in legal and consulting services relating to filings with the U.S. government and responding to a grand jury subpoena which was subsequently dismissed in January 2011; (ii) an increase of $352,000 in labor costs and related employee benefits resulting from staff additions and annual performance-based wage adjustments effective January 1, 2010; (iii) an increase of $1.6 million in allocation of costs from the corporate headquarters to ASUS; (iv) an increase of $211,000 in supplies and material costs; and (v) an increase of $146,000 in other miscellaneous expenses.

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

Net Gain on Sale of Property

For the year ended December 31, 2010, Registrant recorded a pre-tax gain of $643,000 primarily as the result of the sale of a piece of property in the water services segment compared to a $15,000 pretax gain on a sale of property in 2009.

Interest Expense

For the years ended December 31, 2010 and 2009, interest expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$19,698	$20,177	$(479)	-2.4%
Electric Services	1,498	1,221	277	22.7%
Contracted Services	287	358	(71)	-19.8%
AWR (parent)	153	143	10	7.0%
Total interest expense	$21,636	$21,899	$(263)	-1.2%

For the year ended December 31, 2010, overall interest expense decreased $263,000 compared to the same period in 2009.  In August 2010, GSWC filed an advice letter with the CPUC for approval of a customer refund in connection with the interest rate balancing account based on the difference between the adopted cost of new debt in GSWC’s authorized capital structure and the actual cost of new debt.  In October 2010, the CPUC clarified the methodology to calculate the interest rate balancing account.  As a result, GSWC’s interest expense was reduced to reflect the CPUC’s clarification.  This decrease was partially offset by higher interest expense due to the issuance in March 2009 of $40 million in senior notes, and an increase in short-term borrowings and interest rates.  Average bank loan balances outstanding under the AWR credit facility were $37.6 million in 2010 as compared to an average of $33.7 million during the same period of 2009.  The average interest rate on short-term borrowings for the year ended December 31, 2010 was 1.40% as compared to an average of 1.18% during 2009.

Interest Income

For the years ended December 31, 2010 and 2009, interest income by segment, including AWR (parent) consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$1,895	$890	$1,005	112.9%
Electric Services	—	8	(8)	-100.0%
Contracted Services	511	7	504	7200.0%
AWR (parent)	—	6	(6)	-100.0%
Total interest income	$2,406	$911	$1,495	164.1%

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

Other

For the year ended December 31, 2010, other expenses increased $684,000 primarily as a result of losses incurred on one of Registrant’s investment.

Income Tax Expense

For the years ended December 31, 2010 and 2009, income tax expense by segment, including AWR (parent), consisted of the following (amounts in thousands):

	Year	Year
	Ended	Ended	$	%
	12/31/2010	12/31/2009	CHANGE	CHANGE
Water Services	$16,593	$17,927	$(1,334)	-7.4%
Electric Services	2,041	(490)	2,531	-516.5%
Contracted Services	4,535	2,226	2,309	103.7%
AWR (parent)	(134)	(962)	828	-86.1%
Total income tax expense	$23,035	$18,701	$4,334	23.2%

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

Income tax expense for contracted services increased to $4.5 million compared to $2.2 million for the year ended December 31, 2009 primarily due to an increase in pretax income.  The ETR for contracted services for the year ended December 31, 2010 was 38.7% as compared to a 37.1% ETR applicable to the same period in 2009.  The 2010 ETR is higher than the 2009 ETR primarily as a result of the impact of differing state tax rates among the state taxing jurisdictions within which ASUS and its subsidiaries operate.

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  For the year ended December 31, 2009, the taxes recorded at AWR (parent) also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Commencing with the 2011 tax year, management intends to adopt an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method in 2011, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000, or $0.05 per share, during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.  The consolidated ETR for the year ended December 31, 2010 was approximately 42.6% as compared to 38.9% for the same period in 2009.  Absent the $918,000 tax benefit, the consolidated ETR for the year ended December 31, 2009 would have been 40.8%.

Income from Discontinued Operations

Net income from discontinued operations for the year ended December 31, 2010 was $2.1 million, equivalent to $0.11 per common share on a basic and fully diluted basis, compared to net income of $157,000 or $0.01 per common share on a basic and fully diluted basis, for the year ended December 31, 2009, an increase of $0.10 per common share.  The improved performance at CCWC was primarily due to: (i) rate increases approved by the ACC in October 2009 which increased the water margin by $1.3 million; (ii) a decrease in operating expenses as compared to 2009, including depreciation expense as a result of reporting CCWC as a discontinued operation, resulting in no further depreciation being recorded beginning in June 2010 in accordance with generally accepted accounting principles; and (iii) a loss of $760,000 recorded in the third quarter of 2009 resulting from a decision issued by the ACC in October 2009 related to a settlement for removal of a well from service, which did not recur in 2010. Income from discontinued operations in 2010 also includes $426,000, net of tax, in direct legal and consulting costs related to the sale of CCWC to EPCOR Water (USA) Inc.  The sale closed on May 31, 2011.

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

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation.  At December 31, 2011, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $180.0 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in our assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the rate-making process.

Registrant also reviews its utility plant in service for possible impairment in accordance with accounting guidance for regulated entities accounting for abandonments and disallowances of plant costs.

Revenue Recognition — GSWC records water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The historical actual unbilled revenues are calculated from each customer billing record that was billed after the end of the accounting period based on the number of days that the service had been provided.  Unbilled revenues are recorded for both monthly and bi-monthly customers. The unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  In addition, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  With the adoption of these alternative revenue programs, GSWC records additional revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

Revenues for contract operations and maintenance are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires us to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).  These approaches are used because management considers it to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government; (ii) have latitude in establishing pricing; and (iii) bear credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred. Precontract costs are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2011, Registrant’s total amount of unrecognized tax benefits was zero. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Benefits - Registrant’s pension and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and post-retirement expense. The long-term expected return on plan assets was 7.0% in 2011 and 2010, for both the pension and post-retirement medical plans.

Pension Plan - For the pension plan obligation, Registrant decreased the discount rate to 4.65% as of December 31, 2011 from 5.55% as of December 31, 2010 to reflect market interest rate conditions at December 31, 2011. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2011 by approximately $503,000 or 7.0%, and would have increased the PBO and ABO at December 31, 2011 by a total of $5.9 million, or approximately 4.1%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2011 pension cost by approximately $227,000 or 3.2%.

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

In November 2010, the CPUC approved the implementation of a two way pension balancing account, which tracks the differences between forecasted annual pension expense adopted in rates and the actual annual expense to be recorded by GSWC in 2010, 2011 and 2012 in accordance with the accounting guidance for pension costs.  These differences are recorded as a regulatory asset or liability in those years for any shortfalls or excesses.  As of December 31, 2011, Registrant recorded a $2.0 million regulatory asset in the pension balancing account.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  The Pension Protection Act of 2006 was signed into law in August 2006. In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under this Act. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC, whichever is higher. In accordance with this funding policy, for 2012 the pension contribution is expected to be approximately $6.1 million. The 2012 pension cost is estimated to be approximately $10.3 million. As previously discussed, the difference between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing account.

In January 2011, the Board of Directors approved an amendment to the existing defined benefit pension plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 will be eligible to participate in a new defined contribution plan.  Under the new plan, Registrant will provide a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the defined benefit plan.  For the year ended December 31, 2011, Registrant contributed $85,000 to the defined contribution plan.

Post-Retirement Plan - The discount rate for the measurement of Registrant’s post-retirement medical benefit obligation was decreased to 4.45% as of December 31, 2011 from 5.20% as of December 31, 2010.  A 25 basis point decrease in the assumed discount rate would have decreased the net periodic cost for 2011 by a nominal amount and would increase the PBO and ABO at December 31, 2011 by approximately $333,000 or approximately 2.7%.  A 25 basis point decrease in the long-term return on post-retirement plan asset assumption would have increased 2011 post-retirement medical expense by approximately $17,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2011 by $1.5 million and annual service and interest costs by $101,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2011 by $1.3 million and annual service and interest costs by $87,000.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. Registrant also has access to a revolving credit facility that is currently utilized to support operations.  Under the Third Amendment to the Amended and Restated Credit Agreement, which expires on May 27, 2013, the maximum amount that may be borrowed under this facility is $100.0 million.  AWR may, under the terms of the Amended and Restated Credit Agreement, elect to increase the aggregate bank commitments by up to $40.0 million.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million. As of December 31, 2011, an aggregate of $2.0 million in cash borrowings were included in current liabilities and $12.4 million of letters of credit were outstanding under this facility.  As of December 31, 2011, AWR had $85.6 million available to borrow under the credit facility.

In July 2010, Standard & Poor’s Ratings Services (“S&P”) upgraded its corporate credit rating on AWR and GSWC from ‘A’ with a positive outlook to ‘A+’ with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Pursuant to the revolving credit facility agreement, the upgrade to “A+ stable” resulted in a reduced interest rate spread on the facility from 125 basis points to 120 basis points. Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Capital expenditures were approximately $80.3 million during 2011, an increase of $1.2 million over the same period last year.  Capital expenditures were used for infrastructure replacements and improvements. Capital expenditures during 2011 were funded primarily by internally generated cash, proceeds from the sale of CCWC, proceeds from GSWC’s issuance of 6% notes, short-term borrowings and advances and contributions from developers.  Registrant’s capital expenditures for 2012 are estimated at approximately $70 - $80 million.

AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2011, $115.0 million was available for issuance under this Registration Statement.  This Registration Statement expires on August 9, 2012.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries.  The ability of GSWC to pay dividends to AWR is restricted by California law. Under restrictions of California law that became effective on January 1, 2012, approximately $175.4 million was available on January 1, 2012 to pay dividends to AWR.

GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $323.6 million was available to pay dividends to AWR as of December 31, 2011. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $416.9 million to invoke this covenant as of December 31, 2011. Dividends in the amount of $20.0 million, $19.6 million and $19.4 million were paid to AWR by GSWC during the years ended December 31, 2011, 2010 and 2009, respectively.

Registrant has paid common dividends for over 75 consecutive years.  On January 31, 2012, AWR declared a regular quarterly dividend of $0.28 per Common Share. The dividend, totaling approximately $5.3 million, was paid on March 1, 2012 to common shareholders of record at the close of business on February 14, 2012.  In 2011, 2010 and 2009, AWR paid quarterly dividends to shareholders, totaling approximately $20.6 million, or $1.10 per share, $19.3 million, or $1.04 per share and $18.1 million or $1.01 per share, respectively. AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR presently intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest costs will increase in future periods due to the need for additional external capital to fund its construction program, and market interest rate increases. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered in water and electric rates charged to customers.

Cash Flows from Operating Activities:

Registrant’s future cash flows from operating activities will be affected by utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, including military base operations and the construction of new and/or replacement infrastructure at the military bases, timely redetermination of prices and equitable adjustments of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. As previously discussed, AWR has access to a $100.0 million revolving credit facility that is currently utilized to support operations.  This revolving credit facility expires in May 2013.

Net cash provided by operating activities was $80.2 million for the year ended December 31, 2011 as compared to $53.8 million for the same period ended December 31, 2010. The $26.4 million increase was primarily attributable to rate increases approved by the CPUC for all of GSWC’s regulated businesses, including surcharges to recover previously recorded regulatory assets. For the period ended December 31, 2010, GSWC recorded a $19.5 million increase in regulatory assets, representing the difference between interim and final rates authorized by the CPUC in the Region II, Region III and general office rate case.  A twenty-four month surcharge was implemented effective January 1, 2011 to recover this regulatory asset.

Cash Flows from Investing Activities:

Net cash used in investing activities was $50.5 million for the year ended December 31, 2011, compared to $78.2 million for the same period in 2010. Capital expenditures were $80.3 million compared to $79.1 million for 2010. These expenditures were partially offset by $29.6 million in cash received from EPCOR Water (USA), Inc. in connection with the sale of CCWC, which was used to pay down short-term borrowings.

Registrant intends to invest capital prudently to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed. The capital expenditures budget for 2012 is expected to be approximately $70-$80 million.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions, permitting delays and other factors.

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

Net cash used in financing activities was $32.5 million for the year ended December 31, 2011 as compared to net cash provided of $28.3 million for the same period in 2010.  The decrease in cash from financing activities during 2011 was due primarily to increased cash generated from operating activities and from proceeds received on the sale of CCWC, which reduced the need for short-term borrowings. As a result, Registrant used proceeds from the issuance of 6% notes to the pay down notes payable to banks and to redeem certain long-term debt.  Dividend payments for shareholders totaled $20.6 million for the year ended December 31, 2011.  In 2010, there was a $43.5 million increase in notes payable to banks, partially offset by dividend payments for shareholders totaling $19.3 million.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of December 31, 2011, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC in November 2011.  During 2011, GSWC was able to fund its operations and the majority of its capital expenditures through cash generated from operating activities.

GSWC relies on external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  On April 14, 2011 GSWC sold $61.1 million in aggregate principal amount of its 6% Notes (“the Notes”), net of transaction costs. The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. A portion of the proceeds were used in May 2011 to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B and to pay a redemption premium of $421,000.  The remainder of the proceeds was used to pay down short-term borrowings from AWR and to fund capital expenditures.

On October 25, 2011, the Board of Directors approved the issuance of four additional shares of GSWC Common Shares to AWR for $10.0 million. Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.

In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

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

In December 2010, the CPUC issued a decision on GSWC’s Region I general rate case for 2011 and 2012.  The decision authorized, among other things, approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. The advice letter projects are expected to be done over a two year period. For the year ended December 31, 2011, GSWC recorded $73,000 in AFUDC related to these projects.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $77.6 million for the year ended December 31, 2011 as compared to $49.0 million for the same period in 2010.  This increase is due primarily to rate increases in all of GSWC’s water and electric regions effective January 1, 2011.  For the period ended December 31, 2010, GSWC recorded a $19.5 million increase in regulatory assets, representing the difference between interim and final rates authorized by the CPUC in the Region II, Region III and general office rate case.  A twenty-four month surcharge was implemented effective January 1, 2011 to recovery this regulatory asset. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities increased to $78.3 million for the year ended December 31, 2011 as compared to $76.1 million for the same period in 2010. This increase was due to higher capital expenditures consistent with GSWC’s 2011 capital improvement plan. GSWC is expected to incur capital expenditures in 2012 of approximately $75-$80 million, primarily for upgrades to its water supply and distribution facilities.

Cash Flows from Financing Activities:

Net cash used in financing activities was $801,000 for the year ended December 31, 2011 as compared to net cash provided of $27.6 million for the same period in 2010. The decrease in cash from financing activities during 2011 was due primarily to increased cash generated from operating activities, which reduced the need for intercompany borrowings. As a result, GSWC used proceeds from the issuance of 6% notes to the pay down intercompany borrowings and to redeem certain long-term debt.  Dividends paid to AWR were $20.0 million in 2011.  In October 2011 GSWC issued four additional Common Shares to AWR for $10.0 million.  In 2010, GSWC received proceeds of $20.0 million from the issuance of eight additional shares of GSWC Common Shares to AWR and increased intercompany borrowings by $25.4 million.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2011. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$213,951	$—	$3,100	$—	$210,851
Private Placement Notes (3)	108,000	—	—	—	108,000
Tax-Exempt Obligations (4)	18,304	109	6,242	270	11,683
Other Debt Instruments (5)	431	182	124	71	54
Total AWR Long-Term Debt	$340,686	$291	$9,466	$341	$330,588

Interest on Long-Term Debt (6)	$416,250	$22,875	$45,480	$45,698	$302,197
Advances for Construction (7)	75,353	2,982	5,964	5,964	60,443
Purchased Power Contracts (8)	16,745	8,732	8,013	—	—
Capital Expenditure Commitments (9)	24,149	24,149	—	—	—
Water Purchase Agreements (10)	27,415	21,485	874	662	4,394
Operating Leases (11)	8,605	2,662	3,841	1,033	1,069
Employer Contributions (12)	30,625	6,117	12,829	11,679	—
SUB-TOTAL	$599,142	$89,002	$77,001	$65,036	$368,103

Other Commitments (13)	11,505

TOTAL	$951,333

(1) Excludes dividends and facility fees.

(2) The Notes and Debentures are of GSWC and issued under an Indenture dated as of September 1, 1993, as amended in December 2008. The Notes and Debentures do not contain any financial covenants that Registrant believes to be material or cross default provisions.

(3) Private Placement Notes in the amount of $28 million were issued pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, senior notes in the amount of $40 million each were issued in October 2005 and in March 2009 to CoBank, ACB. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC is in compliance with these covenant provisions as of December 31, 2011.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.

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

(5) Consists of $133,000 outstanding under a fixed rate obligation incurred to fund construction of water storage and delivery facilities with the Three Valleys Municipal Water District, $232,000 outstanding under a variable rate obligation incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $66,000 outstanding under capital lease obligations. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)  Consists of expected interest expense payments based on the assumption that Registrant’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable rate long-term debt.

(7) Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.

(8) Consists of purchased power contracts executed in October 2008 with Shell Energy North America (US), LP (“Shell”) that began providing power to BVES effective January 1, 2009 at a fixed cost.

(9) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC.  Most of ASUS’ capital commitments of approximately $58.7 million will be funded by the U.S. government and are thus not included in this table.

(10) Water purchase agreements consist of: (i) contracts with various governmental entities to purchase imported water for an aggregate remaining commitment of $20.7 million, which expire on an agreement by agreement basis commencing in 2012 through 2013 (GSWC intends to work with the respective parties of these contracts to address future water supply needs); (ii) a remaining amount of $3.8 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (iii) an aggregate amount of $2.9 million of other water purchase commitments with other third parties. In some cases, the amount of the commitment is estimated based on current rates per acre-foot of water purchased and these rates may be changed annually.

(11) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(12) Consists of Registrant’s minimum required contribution under the Employee Retirement Income Security Act (ERISA) to its pension plan for years 2012 through 2014. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan), and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(13) Other commitments consist primarily of: (i) a $100.0 million syndicated revolving credit facility, of which $2.0 million was outstanding as of December 31, 2011; (ii) a $3.0 million asset retirement obligation that reflects principally the retirement of wells, which by law need to be properly capped at the time of removal; (iii)  $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank to support the certificates of participation of Three Valleys Municipal Water District (the other $6.0 million is reflected under tax-exempt obligations); (iv) irrevocable letters of credit in an aggregate amount of $540,000 for the deductible in Registrant’s business automobile insurance policy; (v) an irrevocable letter of credit in the amount of $585,000 as security for the purchase of power, under an energy scheduling agreement with Automated Power Exchange; (vi) a $1.4 million letter of credit representing 80% of total American Recovery and Reinvestment Act funds received for reimbursement of costs related to conversion of non-metered service to metered service in GSWC’s Arden-Cordova water system; and (vii) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-. As of December 31, 2011, AWR was in compliance with these covenants with a minimum interest coverage ratio of 5.93 times interest expense, a debt ratio of 0.46 to 1.00 and debt ratings of A+ and A2.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to loan GSWC up to $9.0 million under the American Recovery and Reinvestment Act (“ARRA”).  Proceeds of the loan will be used to reimburse GSWC for the costs to convert customers in GSWC’s Cordova water system from non-metered service to metered service by retrofitting approximately 7,400 water meters.  The loan bears interest at a rate of 2.5% and is payable over 20 years following completion of the conversion project.  Pursuant to the agreement, as reimbursements are filed, GSWC will issue letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  In June 2011, GSWC received $1.7 million in ARRA funds, half of which was recorded as long term debt and half of which was recorded as contributions. As discussed previously, a letter of credit of $1.4 million has been issued to CDPH as of December 31, 2011.

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

Effects of Inflation

The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC.  Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC allows the use of projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to price redetermination two years after commencement of operations and every three years thereafter to the extent provided in each of the contracts.  These price redeterminations include adjustments to reflect changes in operating conditions, as well as inflation in costs.  Like GSWC, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced and continues to experience delays in the redetermination of prices at various bases.

Climate Change

Water:

Based on historical data for greenhouse gas (“GHG”) emissions generated from its water operations, GSWC has developed a baseline carbon footprint.  GSWC intends to compare this baseline to the GHG emissions generated by its water operations annually as part of monitoring our carbon footprint and making efforts to reduce it.  GSWC will begin voluntary reporting of its 2011 emissions to the Climate Registry in 2012.

In addition, as part of the planning process, GSWC will continue to assess the possible impact climate change may have on its water supply and operations.

Electric:

The California Air Resources Board (“CARB”) has adopted cap-and-trade regulation, which sets a statewide limit on sources responsible for an estimated 85 percent of California’s greenhouse gas emissions.  GSWC’s BVES division is required to register with the CARB as a “Covered Entity” and will also be reporting greenhouse gas (“GHG”) emissions for 2011 to the CARB.

BVES is also required to comply with the CPUC’s emission performance standards regarding GHG emissions.  Under these standards, BVES must file an annual attestation with the CPUC stating that all new long-term commitments for base load generation to serve California customers are with power plants that have emissions no greater than a combined cycle gas turbine plant, or 1,100 pounds of carbon dioxide per megawatt-hour.  The terms of BVES’s current purchased power contracts with Shell Energy North America (“Shell”) are less than 5 years, so these contracts are not subject to CPUC GHG emission standards.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

BVES began receiving power under purchased power contracts with Shell on January 1, 2009.  The main product under this contract provides for 13 megawatts of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to $67.85 per MWh during 2010.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.  In addition, BVES also had an option with Shell to purchase additional MW’s of power each hour for the months of November through February. This seasonal component of the Shell contract expired in 2011 while the base-load energy component expires in November 30, 2013

The Shell contracts are subject to the accounting guidance on derivatives, and require mark-to-market derivative accounting.  The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contracts.  Gains and losses on the Shell contracts do not impact earnings.

On January 12, 2012, GSWC executed a purchase power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval. The agreement, if approved, would enable GSWC to purchase from EDF 12 megawatts (“MWs”) of base load energy at a fixed price which will be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC during the second quarter of 2012 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the Shell agreement.

In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $65.63 per MWh for the year ended December 31, 2011 as compared to $66.00 per MWh for the same period of 2010. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market.

Generation Facility at Bear Valley Electric Service

As a means of meeting the increasing demands for energy, GSWC constructed a natural gas-fueled 8.4 MW generation facility that was placed into service in 2005.

The average summer load in BVES’ customer service area has been approximately 14 MWs. The average winter load has been 20 MWs with a winter peak of approximately 44 MWs when the snowmaking machines at the ski resorts are operating.

Construction Program

Registrant’s businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2011, GSWC has unconditional purchase obligations for capital projects of approximately $24.1 million.  In addition, GSWC is expected to incur capital expenditures in 2012 of approximately $70 - $80 million primarily for upgrades to its water supply and distribution facilities.  During the years ended December 31, 2011, 2010 and 2009, GSWC had capital expenditures of $78.4 million, $77.0 million, and $74.6 million, respectively.  A portion of these capital expenditures is funded by developers through either advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid.

ASUS is expected to incur capital expenditures in 2012 of approximately $58.7 million, which will be funded by the U.S. government.  During the years ended December 31, 2011, 2010 and 2009, ASUS had non-government or third party funded capital expenditures of $1.8 million, $1.4 million and $1.4 million, respectively.  In certain circumstances, the U.S. government may request that ASUS finance the cost of selected construction projects.  ASUS will consider financing such projects.  The terms of any such financing, including the interest rate, will be determined on a case-by-case basis.

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

The timing of future filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).  In July 2011, ASUS received a Post-award Accounting System Review report which identified deficiencies in relation to government contract accounting requirements.  ASUS has responded to the report, has implemented corrective measures to address the identified deficiencies and is now undergoing a re-audit by DCAA.  Price redetermination filings for certain of ASUS’ Military Base Privatization Utilities have been postponed pending the outcome of the re-audit.  Filings of second price redeterminations for ODUS and TUS are expected to be made in the second quarter of 2012.

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

•      TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007.  In August 2010, the government approved an interim adjustment amounting to an 18.93% increase retroactive to February 2008. In December 2011, TUS filed a proposed settlement with the government, which is currently under negotiation with the U.S. government.  The resolution of this price redetermination is expected in the second quarter of 2012.

•      ODUS — The first price redetermination for the two privatization contracts in Virginia was filed in 2008 and the government approved an interim increase of 16.93%. ODUS and the government have finalized negotiations on the Fort Lee contract.  This resulted in a fee decrease of 0.43% effective February 2008 for operations and maintenance, versus the interim increase of 16.93%.  The amount of refund is $236,000 (all of which was reflected as a liability as of December 31, 2011).  The settlement of the renewal and replacement component of the Fort Lee price redetermination in January 2012 provided for $16,800 per month in cash flow retroactive to February 2008, against which the operations and maintenance refund will be applied. On September 30, 2011, the government issued a unilateral settlement for the operations and maintenance and renewal and replacement components of the TRADOC first price redetermination.  This resulted in a 6.63% increase in the operations and maintenance fee beyond the interim increase of 16.93% and about $5,100 per month in renewal and replacement cash flow (compared to about $1,400 in the original contract), all retroactive to April 2008.  These price redeterminations are now finalized.

•      PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect.

•      ONUS - In March 2012, ONUS received a contract modification regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in number of water meters to be installed for a contract value of $11.0 million. The project is expected to commence in the second quarter of 2012 and is expected to be completed by the end of 2013. In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect.

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

Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base.  Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.

GSWC is required to file a general rate case (“GRC”) application every three years for each of its water rate-making areas according to a schedule established by the CPUC. GRC’s typically include an increase in the first test year with inflation rate adjustments for the second and third years of the GRC cycle for expenses.  For capital projects, there are two test years.  Rates are based on a forecast of expenses and capital costs for the test year. GSWC’s Regions II and III plus the general office were filed as a single case for rates in years 2010, 2011 and 2012. Region I’s last rate case was approved in December 2010 for rates in years 2011 and 2012.

In accordance with the CPUC’s water rate case plan adopted in May 2007, GSWC migrated to a rate case schedule that brings all three water regions plus the general office of GSWC within a single triennial rate case.  GSWC filed for all three water regions plus the general office in July 2011 for years 2013, 2014, and 2015. The new consolidated GRC is expected to have an 18-month processing schedule.

The CPUC has approved a four-year rate case cycle plan for BVES. In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016.

Rates may also be increased by offsets for certain expense increases, including but not limited to supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

Under the rate case plan adopted by the CPUC in May 2007, GSWC is required to file a separate application to review the rate of return authorized by the CPUC. GSWC filed its first cost of capital application under the new rate case plan on May 1, 2008.  In May 2009, the CPUC issued a final decision in the Phase I cost of capital proceeding, authorizing a Return on Equity (“ROE”) of 10.2%. On July 30, 2009, the CPUC approved Phase II of the cost of capital application which adopts an automatic adjustment mechanism called the Water Cost of Capital Mechanism to adjust ROE and rate of return on rate base between the three-year cost of capital proceedings.  Rates to customers will be adjusted only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1, 2009 through September 30, 2011.  If the average interest rate of the Moody’s Aa utility bond for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference.  There was no change of over 100 basis points from the benchmark for the period October 1, 2009 through September 30, 2011. On May 2, 2011, GSWC filed its second cost of capital proceeding under the new rate case plan, discussed in more detail under Pending Rate Requests.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and ASUS.  In addition, the Military Utility Privatization Subsidiaries are regulated (but not as to rates) by their respective commissions in the states in which they operate.

Changes in Rates

The following table provides information on year-over-year increases in water and electric revenues for GSWC as approved by the CPUC during 2011, 2010 and 2009 (in thousands):

	Supply	Balancing	General
	Cost	Account	and Step	Advice
Year	Offset	Amortization	Increases	Letters	Total
2011	$—	$621	$7,809	$1,476	$9,906
2010	2,528	—	39,497	—	42,025
2009	5,477	673	9,102	1,840	17,092

Recent Changes in Rates

Rate increases in 2012:

In January 2012, the CPUC approved rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III over 2011 adopted revenues. The rate increases for Region I are not material.

In January 2012, the CPUC approved attrition year rate increases for BVES effective January 1, 2012.  The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $681,000 for BVES.

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

In January 2011, the CPUC approved attrition year rate increases for BVES effective January 1, 2011.  The authorized rate increase is expected to provide GSWC with additional annual revenues of approximately $209,000 for BVES.  In addition, the CPUC has authorized rate increases to cover higher general office costs allocated to BVES.  This added additional revenues to BVES of $1.4 million in 2011 as compared to 2010.

In December 2010, the CPUC issued a final decision on GSWC’s Region I rate case, approving revenue increases for 2011 and 2012. On a year to year basis, the increase in 2011 revenues represents an increase of approximately $3.6 million over 2010 adopted revenues. The projected increase for 2012 is $0.1 million. The CPUC also authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the accrued expenditures to offset the cost of financing project construction. A portion of these projects were completed in 2011. The remaining projects are expected to be completed during 2012 and 2013.

Rate increases in 2010:

On November 19, 2010, the CPUC approved rate increases for the Region II and Region III service areas, and to recover general office expenses at the corporate headquarters. Based on this decision, the approved revenue increases for 2010 totaled approximately $33.0 million as compared to 2009 adopted revenues, and included an increase of $14.0 million for supply costs.  Rate increases were retroactive to January 1, 2010. The $33.0 million revenue increase included approximately $12.2 million already collected as of the issuance of the decision through a supply cost offset surcharge (in effect since 2009). A surcharge is in place effective January 1, 2011 through December 31, 2012 to recover the uncollected retroactive portion of the revenue increase of approximately $19.5 million. As of December 31, 2011, approximately $12.9 million remained uncollected. Once the surcharge expires, GSWC will file with the CPUC for recovery of any unrecovered balance.

In December 2009, the CPUC approved escalation rate increases for GSWC’s Region I water ratemaking area effective January 1, 2010.  The authorized rate increases provided GSWC with additional annual revenues of approximately $76,000 for Region I.

Pending Rate Requests

GSWC

On May 2, 2011, GSWC filed its cost of capital proceeding.  On November 2, 2011, GSWC entered into a settlement agreement with the Division of Ratepayer Advocates (“DRA”).  If approved by the CPUC, the settlement will authorize a Return on Equity (“ROE”) of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt. The weighted cost of capital (return on rate base) with updated debt cost and the settlement ROE would be at 8.64%.  On January 13, 2012 GSWC, along with DRA and other California water utilities, filed joint testimony with the CPUC in support of the settlement. Hearings were held on January 23, 2012. When finalized, the rate of return authorized by the CPUC will be implemented into water rates retroactive to January 1, 2012.  A decision on the cost of capital filing is expected by the second quarter of 2012.

In July 2011, GSWC filed a general rate case for all of GSWC’s water regions and the general office.  GSWC expects these rates to become effective in January 2013.  If rates are approved as filed, the rate increases are expected to generate approximately $31.3 million in annual revenues based on normalized sales starting in 2013 as compared to 2011 adopted revenues. The proposed rate increases for 2014 over 2013 are $9.1 million, and the 2015 proposed rate increases over 2014 amount to $11.5 million.

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $4.0 million in annual revenues starting in 2013. The proposed rate increases for 2014 over 2013 are $1.2 million, the 2015 proposed rate increases over 2014 amount to $0.9 million, and the 2016 proposed rate increases over 2015 amount to $1.0 million.

Other Regulatory Matters

La Serena Plant Improvement Project:

In January 2008, the CPUC approved Region I’s general rate case effective for years 2008, 2009 and 2010.  The rates authorized by the CPUC in the decision included the costs of the La Serena plant improvement project as part of the utility rate base.  Subsequent to the issued decision, the DRA requested a rehearing on whether these costs were reasonable.  The CPUC granted a limited rehearing, which was consolidated into GSWC’s Region II, Region III, and general office rate case, in order to consider whether it is reasonable to include in Region I’s rate base approximately $3.5 million of costs incurred in connection with the La Serena Plant Improvement Project.  In November 2010, as part of GSWC’s Region II, Region III and general office rate case decision, the CPUC disallowed a portion of the La Serena plant improvement costs from utility customer rates.  The CPUC found that the disallowed portion of the costs were attributable to providing service to new development and should have been recovered from the customers in the new development.  In 2010, as a result of the CPUC’s decision, GSWC recorded a charge of $2.2 million, which included the disallowance of certain capital costs for the La Serena Plant Improvement Project and the related revenues earned on those capital costs that will be refunded to customers.

In December 2010, the DRA filed a motion for rehearing, contending that the CPUC erred in assigning a portion of the La Serena plant improvement costs to GSWC utility customers and requested that all of the capital costs related to La Serena be disallowed. In July 2011, the CPUC granted DRA’s request for rehearing.  The rehearing will also address deferred rate case costs and the methodology for allocation of general office costs to GSWC’s affiliate, ASUS. Hearings on these matters are expected in the third or fourth quarter of 2012. At this time, management is unable to predict the outcome of these matters.

New Service Territory Application, Sutter County

GSWC filed for a Certificate of Public Convenience and Necessity (“CPCN”) with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas Central Mutual Water Company service area. The CPUC’s review of the application was deferred pending completion of an environmental assessment for the proposed new water service territory. On September 29, 2008, GSWC filed an amended application which included the Proponent’s environmental assessment. On October 3, 2008, Sutter County and the DRA protested the application. Following limited briefing on the first phase of the proceeding, the Sutter Pointe Developers were granted party status on October 22, 2009. Hearing dates were postponed a number of times in order for the parties to pursue settlement discussions. On March 14, 2011 all parties, except DRA, entered into a comprehensive settlement agreement. Evidentiary hearings were held on October 10-12, 2011.  Opening and reply briefs were filed on November 2, 2011 and November 16, 2011 respectfully.  Oral arguments before the Commission were held on February 15, 2012.

New Service Territory Application, Westborough Development, Sacramento County

On October 12, 2004, GSWC and Aerojet-General Corporation (“Aerojet”) reached a settlement relating to groundwater contamination impacting GSWC’s Arden-Cordova Water System.  Portions of the settlement called for GSWC to serve new territory, subject to CPUC approval, on property owned by Aerojet known as Westborough. Aerojet and GSWC are working cooperatively to identify and implement the best alternative to meet the long-term water supply needs of GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.  The County of Sacramento and the City of Folsom, through various arrangements, have agreed not to protest GSWC’s application to the CPUC for a CPCN for this territory.

GSWC intends to file with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development following completion of the development of a water supply solution for the area.

Conservation Rate Design and Revenue Adjustment Mechanisms

GSWC implemented an increasing block rate design in November 2008 for Regions II and III and in September 2009 for Region I’s ratemaking areas as a means to encourage water conservation.  In addition, GSWC was authorized to establish a CPUC approved Water Revenue Adjustment Mechanism (“WRAM”) to track revenue shortfalls for subsequent recovery from customers, and a Modified Cost Balancing Account (“MCBA”) that would include recovery/refund for changes in water supply mix. In accordance with the CPUC’s administrative processing rules, GSWC implemented tiered increasing block rates and began recording in the WRAM accounts the difference between what is billed to its regulated water customers and that which is authorized by the CPUC. GSWC provided customers with conservation rate notices as a bill insert and explained to them the impact of conservation rates on customers’ bills.  Surcharges have been implemented for recovery of the WRAM balances, net of the MCBA and supply cost balancing accounts. In February 2012, GSWC implemented surcharges for recovery of its 2011 WRAM balances, net of MCBA and supply cost balancing accounts of approximately $20.8 million.  This amount covered by the surcharges is subject to routine CPUC review.  Management believes that this amount is probable of recovery. As of December 31, 2011, GSWC has a net aggregated regulatory asset of $39.1 million, comprised of a $62.5 million under-collection in the WRAM accounts and $23.4 million over-collection in the MCBA accounts.  Management believes that this net amount is probable of recovery.

Santa Maria Groundwater Basin Adjudication

GSWC has incurred costs of approximately $7.3 million as of December 31, 2011 in defending its groundwater supply in the Santa Maria Groundwater Basin, including legal and expert witness fees.  Such costs had been recorded in utility plant for future rate recovery. In February 2006, GSWC filed an application with the CPUC for recovery of $5.5 million of these costs, representing the amount of the costs that had been incurred as of December 31, 2005. In February 2007, GSWC reached a settlement with the DRA authorizing recovery of the $5.5 million requested in GSWC’s application. The settlement deferred review of the remaining legal costs pending final resolution of the lawsuit. In May 2007, the CPUC issued a decision that approved the settlement with the DRA. Pursuant to the decision, GSWC was authorized to place in rate base $2.7 million of the $5.5 million of previously incurred litigation costs.  GSWC was also authorized to amortize, with interest, the remaining $2.8 million of the $5.5 million in rates over a ten-year period.  This amount has been transferred into a separate memorandum account included within regulatory assets and a surcharge was implemented in the third quarter of 2007 for recovery of these costs.

All litigation costs, including interest that have been incurred since December 31, 2005 totaling approximately $1.8 million, have also been transferred from rate base to a separate new memorandum account, subject to a reasonableness review by the CPUC in a subsequent phase of this proceeding or in a new proceeding.  In April 2008, the Administrative Law Judge closed the proceeding without ruling on the stipulation or authorizing recovery of the remaining costs.  The ruling directed GSWC to file a new application.  In accordance with this ruling, GSWC filed a new application as part of its Region I general rate case filed with the CPUC in January 2010, requesting an extension of the memorandum accounts. As part of the CPUC’s final decision on Region I’s rate case, GSWC’s request was granted. The decision also approved the stipulation and authorized the memorandum account to be interest bearing at the ten-year U.S. Treasury note rate.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years. The CPUC’s investigation focused on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 an onward, GSWC’s policies, procedures, and practices regarding the granting or awarding of construction contracts or jobs.

On June 27, 2011 GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) to resolve the investigation. On December 15, 2011, the CPUC approved the settlement agreement.  Among other things, the settlement resolves all disputes and disagreements between GSWC and DWA and generally releases GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. In addition, a penalty of $1.0 million was imposed due to GSWC’s failure to disclose the issue to the CPUC as the CPUC believes was required. The penalty was paid by GSWC to the CPUC on January 31, 2012. During 2010, in anticipation of this settlement agreement, GSWC recorded a $13.5 million loss contingency reserve.  No further charges were recorded in 2011. As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Affiliate Transaction Rules

On October 19, 2010, the CPUC issued a decision regarding affiliate transactions and the use of regulated assets for non-tariff utility services.  The new affiliate rules are intended to establish a standard set of rules to govern transactions between a regulated water utility, its parent, and other affiliated companies. Registrant monitors its cost allocation and management of the regulated and non-regulated segments for compliance with these rules.

Bear Valley Electric Service

BVES has not achieved interim target purchase levels of renewable energy resources established by the CPUC. Under the flexible compliance rules established by the CPUC for small electric utilities, BVES is required to continue its efforts to procure renewable resources each year, and where that may prove difficult because the market for such resources is very constrained, BVES will be required to describe in detail the problems that warrant deferral of compliance.  Under the CPUC’s flexible compliance rules, the CPUC deferred compliance by BVES with the interim target purchase levels for the years 2004 through 2007.  Management believes that the CPUC’s decision effectively forecloses any exposure to financial penalties for the year 2007 and earlier. For years subsequent to 2007, BVES has not met the interim targets and expects that the CPUC will waive any potential fines in accordance with the flexible compliance rules so long as BVES continues its efforts to procure renewable resources each year and, to the extent that it is unable to meet established target purchase levels, because the market for such resources is constrained, it describes in detail the problems encountered in meeting the targets.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2011, 2010 or 2009.

In September 2009, GSWC negotiated a ten-year contract with the Los Angeles County Sanitation District (“LACSD”) to purchase renewable energy created from landfill gas, which was finalized during the first quarter of 2010.  In June 2010, GSWC filed an application with the CPUC for approval.  In February 2011, GSWC was notified that the landfill gas-generated energy contract with the LACSD could potentially be terminated should LACSD determine to shut down the landfill gas generator.  GSWC informed the CPUC of the potential early termination of this contract.  The CPUC approved the originally filed contract in June 2011.  Subsequent to the CPUC approval, GSWC and LACSD negotiated a settlement to resolve the dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 12 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC.  In November 2011, GSWC filed for approval with the CPUC for the purchase of these RECs. The RECs will count as renewable energy towards BVES’ efforts to achieve interim target levels of renewable energy resources and the costs of any RECs purchased will be included in the electric supply balancing account.

In November 2009, GSWC also entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility.  In July 2010, GSWC filed an application with the CPUC seeking approval of this contract. In November 2010, the contracted bioenergy vendor advised GSWC that biogas production will be suspended due to financial constraints.  As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In June 2011, the CPUC approved this Biogas Option Agreement.

Given the recent developments with the renewable energy vendors, BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets.

In connection with advancing the CPUC’s Renewable Portfolio Standard (“RPS”) program goals, including procuring the two contracts discussed above, GSWC was authorized by the CPUC to track related legal and outside services costs in an RPS memorandum account.  In June 2011, GSWC filed for recovery of these costs including interest totaling $1.3 million incurred during the period September 1, 2007 through March 31, 2011.  GSWC has expensed these costs as incurred.  If and when approved by the CPUC, GSWC will reverse these expenses and record a regulatory asset for future recovery from customers.

Customer Information/Customer Relationship Management System (CIS/CRM)

In October 2008, GSWC filed an advice letter with the CPUC requesting authorization to enter into a contract with a vendor to provide implementation services for a new Customer Information/Customer Relationship Management System (CIS/CRM) and to expend funds in excess of the amount authorized previously by the CPUC in 2007.  The total costs of the project under the contract were estimated at $11.6 million, before overhead, of which $3.0 million are currently in rates.  In January 2009, the CPUC issued a resolution authorizing GSWC to move forward with the CIS/CRM system.  The resolution granted the request of GSWC to enter into a contract for the new CIS/CRM system.  The CPUC authorized GSWC to spend an additional $6.0 million above the $3.0 million currently in rates.  The CPUC also authorized GSWC to track the remaining $2.6 million in a memorandum account.  These costs were included in GSWC’s Region I, Region II, Region III and general office rate case filed in July 2011.  The CIS/CRM implementation has been completed. The new system was put in service in November 2011. As of December 31, 2011, GSWC has incurred $12.0 million in costs, before overhead, related to the project.  GSWC intends to file with the CPUC for recovery of amounts in excess of the original estimated cost of $11.6 million, before overhead.  The additional costs incurred related to technical support during the implementation phase.

Pension Costs Balancing Account

The CPUC authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. Once this balancing account achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2011, GSWC has included in other regulatory assets a $2.0 million under-collection in the two-way pension balancing account.

Catastrophic Event Memorandum Accounts

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms, which damaged BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to some BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC it will track these costs in a catastrophic event memorandum account (“CEMA”).  In June 2011, GSWC filed for recovery of the CEMA account related to the storm damage and also for the remaining unrecovered balance for costs incurred from 2003 through 2005 related to a bark beetle infestation in its BVES service area. As of December 31, 2011, approximately $802,000 has been included in other regulatory assets related to these accounts. DRA has completed their review of the CEMA accounts and GSWC expects approval from the CPUC in 2012.

On November 19, 2010, GSWC issued a “Do Not Drink” water advisory to its customers in the Barstow service area notifying them that perchlorate had been detected in GSWC’s water supply.  On November 20, 2010, a state of emergency was issued by the Governor. One of GSWC’s wells in service in the service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.  The incremental costs associated with handling the emergency (including the distribution of bottled water), remediation and clean-up efforts are being tracked in a CEMA account. As of December 31, 2011, GSWC has included approximately $661,000 in a CEMA account for this matter.  Management believes these incremental costs will be approved by the CPUC for recovery.

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

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in their sources of supply, and additional expense to treat contaminants in order to meet the maximum contaminant level (“MCL”) standards and also to meet state and local standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

In 2010, the EPA announced that it intends to regulate contaminants in groups rather than one at a time. In January 2011, the EPA identified carcinogenic volatile organic compounds as the first group that the EPA plans to regulate.  In February, 2011, the EPA announced that it has decided to regulate perchlorate under the SDWA.

The Office of Environmental Health Hazard Assessment (“OEHHA”) of the State of California is responsible for developing Public Health Goals (“PHGs”) for contaminants.  The PHGs are not a set of enforceable standards.  Once a PHG for a contaminant is developed, CDPH is required by law to set the MCL for that contaminant as close to the PHG as possible, considering available technologies and compliance cost.  In January 2011, OEHHA published PHGs for several contaminants that are significantly lower than the current California State MCL for such contaminants, including perchlorate.  The perchlorate PHG is currently going through public and external peer review process before becoming published.  OEHHA also developed PHGs for several currently unregulated contaminants, including hexavalent chromium.  The final PHG for hexavalent chromium was published in July 2011.  By State law, the CDPH is required to set an MCL for hexavalent chromium within two years of the publication of PHG.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, several wells have been removed from service and destroyed due to perchlorate, and/or nitrosodimethylamine (“NDMA”)  levels that exceed the regulatory standards or notification levels set by the Department of Public Health. GSWC has replaced these supplies such that customers have received a continuous supply of potable water. GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

Aerojet has, in the past, used ammonium perchlorate in oxidizing rocket fuels. NDMA is an additional by-product from the production of rocket fuels and it is believed that contamination in GSWC’s Arden-Cordova service area is also related to the activities of Aerojet.

On October 12, 2004, GSWC and Aerojet reached a settlement relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in the first quarter of 2004 and agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments will offset GSWC’s costs of utility plant and purchased water used to cure the water supply impacted by contamination by $16 million and $735,000, respectively.  On December 28, 2011, GSWC received from Aerojet $2.3 million including interest as payment under the terms of the 2004 settlement agreement. As of December 31, 2011, the unpaid portion of the note receivable is $4.1 million, comprised of $3.2 million in principal and $0.9 million in accrued interest.  At this time, management believes that Aerojet will be able to fulfill its contractual obligations and has not provided a reserve for uncollectible amounts as of December 31, 2011.

GSWC and Aerojet, with the cooperation of Sacramento County Water Agency and the City of Folsom are developing the best alternatives to meet the water supply needs of GSWC to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

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

Matters Relating to Barstow Water System

As previously discussed, on November 19, 2010 one of GSWC’s wells in the Barstow service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.  The EPA is currently investigating the source of contamination.

Matters Relating to Environmental Clean-Up

Chadron Plant:

GSWC removed an underground fuel tank at its Chadron Plant site in July 1990 and as required, submitted a tank removal report to Los Angeles Department of Public Works (“DPW”). At the request of DPW, soil samples were collected beneath the tank and the results indicated gasoline impacted soil. Installation of additional monitoring wells and quarterly monitoring began in 1994. After pilot remediation and site assessments were completed, a plan for the underground storage tank site remediation and closure was prepared and approved by the Los Angeles Regional Water Quality Control Board of the California Environmental Protection Agency (“LARWQCB”). In November 2002, the LARWQCB commented that results indicated that the technology was not performing as expected. Additional site assessment work was conducted showing that there was more gasoline at higher concentrations spread over a larger area than previously measured.

In 2007, a new interim remedial action plan was approved by LARWQCB and implemented at the site.  Recent monitoring data show that the free gasoline product still persists.  GSWC will continue to extract free products until the LARWQCB approves the completion of Phase I.  The second phase, which includes the cleanup of the groundwater, is expected to begin as soon as the extraction phase is completed. At present time, the Registrant cannot predict the timing of the completion of Phase I.  Once Phase I is completed, GSWC expects remediation to take at least two more years, followed by two years of monitoring and reporting.

As of December 31, 2011, the total spent to clean-up and remediate GSWC’s plant facility is approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. In addition, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the additional costs of remediation will be approved in rate-base by the CPUC.

Matters Relating to Military Privatization Contracts

Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.

Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. These changes can impact the cost of operating and maintaining or renewing and replacing facilities under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of the contract(s).

Security Issues

GSWC has implemented measures to increase security in accordance with a vulnerability assessment of its water systems and has upgraded its facilities to enhance the safety of water system operations.  GSWC also has security systems and infrastructure in place to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber or terrorist attack will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer information.

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

The Military Utility Privatization Subsidiaries operate facilities within the boundaries of secure military bases which provide limited access to the general public.  To further enhance security, certain upgrades are being completed at various military bases through contract modifications funded by the U.S. government.

Water Supply

GSWC’s Water Supply

During 2011, GSWC delivered over 69,516,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 437 acre-feet per day.  (An acre-foot is about 326,000 gallons).  Approximately 61% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from Metropolitan Water District of Southern California (“MWD”) member agencies and regional water suppliers (roughly 33% of total demand) and with authorized diversions from rivers (roughly 6%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2010, GSWC supplied 70,658,000 ccf of water, approximately 65% of which was produced from groundwater sources, 35% was purchased from regional wholesalers, and with surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.  In addition, GSWC aggressively pursues voluntary and mandatory conservation measures among its customers and has implemented customer education initiatives to help to deal with supply variability and the general scarcity of water supplies.

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

GSWC owns approximately 134,000 acre-feet of water rights, mostly groundwater, to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an over-drafted condition.

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers to insure the reliability, quality and affordability of water.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 60 connections for distribution to customers.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies.  GSWC purchases MWD water through six separate member agencies aggregating more that 47,000 acre-feet annually.  MWD’s principal sources of water are the Colorado River and the State Water Project (“SWP”) which conveys water from northern California.

To meet its water supply needs, GSWC has contracts with certain MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $27.4 million as of December 31, 2011. Included in this amount as of December 31, 2011, is $20.7 million for minimum purchases under take or pay contracts, based on current wholesale rates.  The current contracts expire on an agreement-by-agreement basis between 2012 through 2013.  GSWC intends to work with the respective parties to these contracts to address future water supply needs.  The terms and conditions vary under each contract.  GSWC plans to purchase for its customers’ use at least the minimum water requirement under each of the respective contracts in order to supplement its own groundwater resources.  GSWC is also committed to purchase $3.8 million of groundwater production rights from the City of Claremont pursuant to a long-term lease which expires in 2028 with an option to renew for an additional ten years.  GSWC also has an aggregate of $2.9 million of other water purchase commitments with other third parties.

State Water Project

Water supplies available to MWD through the State Water Project (“SWP”) vary from year to year based on weather.  However, MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.

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

Legislation was approved in 2009 to address the overall needs of the Delta.  A key component of this legislation is bonds which must be approved by voters in California.  A bond initiative seeking approval of these bonds has been postponed until at least 2012 and may be further postponed.

Every year, the California Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors varies throughout the year depending upon weather and other factors.  In 2011, the SWP delivered 80% of contractor requests.  On November 18, 2011, DWR announced an initial water year allocation of 60%. However, on February 21, 2012, due to continued dry conditions in the Sierras, current reservoir levels, and federal court ordered Delta restrictions to protect delta smelt and salmon populations, DWR announced a decrease in allocations from 60% to 50%.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised of fixed-rate debt and some long-term variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2011, the fair value of Registrant’s long-term debt was $437.3 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $22.0 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2011, the weekly market rate was approximately 0.1%.  Based on $6.2 million of variable-rate debt outstanding as of December 31, 2011, a hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2011, Registrant did not believe that its short-term debt was subject to interest rate risk, due to the fair market value being approximately equal to the carrying value.

The July 2009 decision in the GSWC cost of capital proceeding authorized an interest rate balancing account to track interest costs of new debt.  This balancing account  tracks any difference between the forecast incremental cost of debt included in the cost of capital adopted and the actual cost of debt for any long-term debt issued by GSWC from the effective date of the final decision.

Commodity/Derivative Risk

Registrant is exposed to commodity price risk primarily relating to changes in the market price of electricity for BVES. To manage its exposure to energy price risk, GSWC has executed  purchased power contracts that qualify as  derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.

The purchased power contract executed by GSWC in October 2008 provides that GSWC may purchase power at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contract.  As of January 1, 2012, GSWC is no longer able to purchase winter peak power for the three year period specified in the contract. The power purchased under this contract is used to service electric customers’ demand.

GSWC began receiving power under this contract on January 1, 2009.  In May 2009, the CPUC issued a final decision approving the contract and authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into the non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract.  As of December 31, 2011, $7.6 million of cumulative unrealized losses have been included in this memorandum account.  Unrealized gains and losses on this account do not impact earnings.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

On January 12, 2012, GSWC executed a purchase power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval. The agreement, if approved, would enable GSWC to purchase from EDF 12 megawatts (“MWs”) of base load energy at a fixed price, which will be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC during the first quarter of 2012 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the 2008 purchased power agreement.

Except as discussed above, Registrant has no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Assets

Utility Plant
Regulated utility plant, at cost
Water	$1,187,556	$1,108,205
Electric	73,825	68,814
Total	1,261,381	1,177,019
Non-regulated utility property, at cost	6,731	5,795
Total utility plant, at cost	1,268,112	1,182,814
Less — accumulated depreciation	(413,836)	(378,055)
	854,276	804,759
Construction work in progress	42,224	50,197
Net utility plant	896,500	854,956

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	11,803	10,981
Total other property and investments	12,919	12,097

Current Assets
Cash and cash equivalents	1,315	4,197
Accounts receivable-customers, less allowance for doubtful accounts	20,399	17,507
Unbilled revenue	16,188	20,348
Receivable from U.S. government, less allowance for doubtful accounts	7,584	3,689
Other accounts receivable, less allowance for doubtful accounts	12,181	7,808
Income taxes receivable	20,537	12,342
Materials and supplies	3,070	2,161
Regulatory assets — current	36,362	34,152
Prepayments and other current assets	3,959	6,157
Costs and estimated earnings in excess of billings on uncompleted contracts	34,466	35,312
Deferred income taxes — current	9,540	8,816
Assets of discontinued operations (Note 19)	—	50,883
Total current assets	165,601	203,372

Regulatory and Other Assets
Regulatory assets	143,595	101,801
Costs and estimated earnings in excess of billings on uncompleted contracts	598	670
Receivable from U.S. government, less allowance for doubtful accounts	6,660	6,766
Deferred income taxes	15	495
Other	12,474	11,878
Total regulatory and other assets	163,342	121,610
Total Assets	$1,238,362	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$408,666	$377,541
Long-term debt	340,395	299,839
Total capitalization	749,061	677,380

Current Liabilities
Notes payable to banks	2,000	60,900
Long-term debt — current	291	376
Accounts payable	37,873	36,155
Income taxes payable	332	2,277
Accrued employee expenses	8,659	8,084
Accrued interest	3,938	3,256
Deferred income taxes — current	—	88
Unrealized loss on purchased power contracts	7,611	6,850
Billings in excess of costs and estimated earnings on uncompleted contracts	26,973	16,808
Other	16,693	17,017
Liabilities of discontinued operations (Note 19)	—	27,031
Total current liabilities	104,370	178,842

Other Credits
Advances for construction	75,353	78,325
Contributions in aid of construction — net	100,037	95,460
Deferred income taxes	128,963	101,917
Unamortized investment tax credits	1,972	2,063
Accrued pension and other post-retirement benefits	68,353	42,152
Billings in excess of costs and estimated earnings on uncompleted contracts	3,272	8,618
Other	6,981	7,278
Total other credits	384,931	335,813

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,238,362	$1,192,035

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2011	2010
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 30,000,000 shares
Outstanding: 18,788,993 shares in 2011 and 18,630,846 shares in 2010	$233,306	$227,385
Earnings reinvested in the business	175,360	150,156
	408,666	377,541

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	—	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	—
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,745	7,785
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,559	4,617
Other Debt Instruments:
8.50% fixed rate obligation due 2012	133	346
Variable Rate Obligation due 2018	232	268
American Recovery and Reinvestment Act Obligation due 2033	851	—
Capital lease obligations	66	99
	340,686	300,215
Less: Current maturities	(291)	(376)
	340,395	299,839
Total Capitalization	$749,061	$677,380

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Operating Revenues
Water	$299,806	$290,781	$265,197
Electric	36,280	35,801	28,922
Contracted services	83,188	72,360	59,132
Total operating revenues	419,274	398,942	353,251

Operating Expenses
Water purchased	47,530	46,865	44,973
Power purchased for pumping	8,598	9,113	9,658
Groundwater production assessment	13,550	11,473	11,563
Power purchased for resale	13,574	13,078	12,853
Supply cost balancing accounts	18,748	20,622	12,434
Other operation expenses	28,841	29,184	28,808
Administrative and general expenses	75,144	87,135	69,051
Depreciation and amortization	38,349	37,405	31,531
Maintenance	17,357	18,149	17,012
Property and other taxes	14,210	14,165	12,824
ASUS construction expenses	48,397	38,577	33,717
Net gain on sale of property	(128)	(643)	(15)
Total operating expenses	324,170	325,123	284,409

Operating Income	95,104	73,819	68,842

Other Income and Expenses
Interest expense	(23,681)	(21,636)	(21,899)
Interest income	859	2,406	911
Other	(196)	(463)	221
Total other income and expenses	(23,018)	(19,693)	(20,767)

Income from continuing operations before income tax expense	72,086	54,126	48,075
Income tax expense	30,076	23,035	18,701
Income from continuing operations	42,010	31,091	29,374

Income from discontinued operations, net of tax	3,849	2,106	157

Net Income	$45,859	$33,197	$29,531

Basic Earnings Per Common Share
Income from continuing operations	$2.24	$1.67	$1.62
Income from discontinued operations, net of tax	0.20	0.11	0.01
Net Income	$2.44	$1.78	$1.63

Fully Diluted Earnings Per Share
Income from continuing operations	$2.23	$1.66	$1.61
Income from discontinued operations, net of tax	0.20	0.11	0.01
Net Income	$2.43	$1.77	$1.62

Weighted Average Number of Shares Outstanding	18,693	18,585	18,052
Weighted Average Number of Diluted Shares	18,837	18,736	18,188

Dividends Declared Per Common Share	$1.10	$1.04	$1.01

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CHANGES

IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2008	17,301	$185,499	$125,004	$310,503
Add:
Net income			29,531	29,531
Issuance of Common Shares	1,218	35,797		35,797
Exercise of stock options	13	309		309
Tax benefit from employee stock options		80		80
Compensation on stock-based awards		1,308		1,308
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		73		73
Deduct:
Dividends on Common Shares			18,098	18,098
Dividend equivalent rights on stock based awards, net of tax effect			73	73

Balances at December 31, 2009	18,532	223,066	136,364	359,430

Add:
Net income			33,197	33,197
Issuance of Common Shares	68	1,838		1,838
Exercise of stock options	31	857		857
Tax benefit from employee stock options		111		111
Compensation on stock-based awards		1,434		1,434
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		79		79
Deduct:
Dividends on Common Shares			19,326	19,326
Dividend equivalent rights on stock based awards, net of tax effect			79	79
Balances at December 31, 2010	18,631	227,385	150,156	377,541

Add:
Net income			45,859	45,859
Issuance of Common Shares	69	1,658		1,658
Exercise of stock options	89	2,350		2,350
Tax benefit from employee stock options		336		336
Compensation on stock-based awards		1,474		1,474
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		103		103
Deduct:
Dividends on Common Shares			20,552	20,552
Dividend equivalent rights on stock based awards, net of tax effect			103	103

Balances at December 31, 2011	18,789	$233,306	$175,360	$408,666

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$45,859	$33,197	$29,531
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on CCWC, net of taxes, included in discontinued operations	(2,454)	—	—
Depreciation and amortization	38,349	38,167	33,557
Net gain on sale of property	(128)	(643)	(15)
Provision for doubtful accounts	938	1,069	1,012
Deferred income taxes and investment tax credits	13,861	6,689	7,583
Equity loss (earnings) from investment	272	612	(111)
Stock-based compensation expense	1,520	1,482	1,333
Impairment and other charges	—	16,634	—
Loss on settlement for removal of wells	—	—	760
Other — net	87	6	1,237
Changes in assets and liabilities:
Accounts receivable — customers	(3,754)	(2,230)	(3,308)
Unbilled revenue	4,160	(2,509)	(241)
Other accounts receivable	(2,139)	2,345	367
Receivables from the U.S. government	(3,789)	556	3,849
Materials and supplies	(909)	(267)	209
Prepayments and other current assets	2,198	(1,193)	(405)
Regulatory assets - supply cost balancing accounts	18,748	20,622	12,434
Other assets (including other regulatory assets)	(24,201)	(42,045)	(19,684)
Costs and estimated earnings in excess of billings on uncompleted contracts	918	(15,049)	(8,966)
Accounts payable	(2,953)	3,154	(529)
Income taxes receivable/payable	(14,544)	(2,678)	(3,566)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,819	7,531	5,935
Accrued pension and other post-retirement benefits	1,647	(542)	1,029
Other liabilities	1,662	(11,144)	10,583
Net cash provided	80,167	53,764	72,594

Cash Flows From Investing Activities:
Capital expenditures	(80,281)	(79,050)	(77,459)
Proceeds from sale of CCWC	29,603	—	—
Proceeds from sale of property	144	820	16
Net cash used	(50,534)	(78,230)	(77,443)

Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	1,658	1,838	35,797
Proceeds from stock option exercises	2,350	857	309
Tax benefits from exercise of stock-based awards	336	111	80
Receipt of advances for and contributions in aid of construction	7,489	6,069	3,450
Refunds on advances for construction	(4,136)	(3,837)	(3,876)
Retirement or repayments of long-term debt	(22,380)	(701)	(611)
Proceeds from issuance of long-term debt, net of issuance costs	61,912	—	39,750
Net change in notes payable to banks	(58,900)	43,500	(57,300)
Dividends paid	(20,552)	(19,326)	(18,098)
Other	(292)	(236)	(250)
Net cash provided (used)	(32,515)	28,275	(749)
Net increase (decrease) in cash and cash equivalents	(2,882)	3,809	(5,598)
Cash and cash equivalents, beginning of year	4,197	1,685	7,283
Cash and cash equivalents, end of year	1,315	5,494	1,685
Less cash and cash equivalents of discontinued operations	—	1,297	128
Cash and cash equivalents of continuing operations	$1,315	$4,197	$1,557

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Assets

Utility Plant, at cost
Water	$1,187,556	$1,108,205
Electric	73,825	68,814
	1,261,381	1,177,019
Less — accumulated depreciation	(410,644)	(375,740)
	850,737	801,279
Construction work in progress	41,208	50,088
Net utility plant	891,945	851,367

Other Property and Investments	9,626	8,899
	9,626	8,899
Current Assets
Cash and cash equivalents	—	1,541
Accounts receivable-customers, less allowance for doubtful accounts	20,399	17,507
Unbilled revenue	16,188	20,348
Inter-company receivable	785	2,057
Other accounts receivable, less allowance for doubtful accounts	7,755	6,174
Income taxes receivable from Parent	19,914	7,421
Materials and supplies	1,926	1,779
Regulatory assets — current	36,362	34,152
Prepayments and other current assets	3,710	5,695
Deferred income taxes — current	8,497	7,814
Total current assets	115,536	104,488

Regulatory and Other Assets
Regulatory assets	143,595	101,801
Other accounts receivable	1,838	3,777
Other	10,843	8,146
Total regulatory and other assets	156,276	113,724
Total Assets	$1,173,383	$1,078,478

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$384,806	$358,295
Long-term debt	340,395	299,839
Total capitalization	725,201	658,134

Current Liabilities
Long-term debt — current	291	376
Accounts payable	31,227	25,463
Inter-company payable	—	34,575
Accrued employee expenses	7,544	7,212
Accrued interest	3,938	3,251
Unrealized loss on purchased power contracts	7,611	6,850
Other	16,162	16,032
Total current liabilities	66,773	93,759

Other Credits
Advances for construction	75,353	78,325
Contributions in aid of construction — net	100,037	95,460
Deferred income taxes	128,815	101,474
Unamortized investment tax credits	1,972	2,063
Accrued pension and other post-retirement benefits	68,353	42,152
Other	6,879	7,111
Total other credits	381,409	326,585

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,173,383	$1,078,478

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2011	2010
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 146 shares in 2011 and 142 shares in 2010	$228,936	$217,149
Earnings reinvested in the business	155,870	141,146
	384,806	358,295

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	1,100	1,100
6.80% notes due 2013	2,000	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
7.55% notes due 2025	8,000	8,000
7.65% notes due 2025	—	22,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	—
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,745	7,785
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,559	4,617
Other Debt Instruments:
8.50% fixed rate obligation due 2012	133	346
Variable rate obligation due 2018	232	268
American Recovery and Reinvestment Act Obligation due 2033	851	—
Capital lease obligations	66	99
	340,686	300,215
Less: Current maturities	(291)	(376)
	340,395	299,839
Total Capitalization	$725,201	$658,134

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2011	2010	2009
Operating Revenues
Water	$299,806	$290,781	$265,197
Electric	36,280	35,801	28,922
Total operating revenues	336,086	326,582	294,119

Operating Expenses
Water purchased	47,530	46,865	44,972
Power purchased for pumping	8,598	9,113	9,657
Groundwater production assessment	13,550	11,473	11,563
Power purchased for resale	13,574	13,078	12,853
Supply cost balancing accounts	18,748	20,622	12,434
Other operation expenses	25,108	25,501	25,296
Administrative and general expenses	60,414	71,671	57,120
Depreciation and amortization	37,461	36,600	30,867
Maintenance	14,702	15,840	14,318
Property and other taxes	12,851	12,658	11,568
Net gain on sale of property	(128)	(640)	(15)
Total operating expenses	252,408	262,781	230,633

Operating Income	83,678	63,801	63,486

Other Income and Expenses
Interest expense	(23,292)	(21,215)	(21,398)
Interest income	801	1,914	898
Other	(394)	(307)	196
Total other income and expenses	(22,885)	(19,608)	(20,304)

Income from operations before income tax expense	60,793	44,193	43,182

Income tax expense	25,971	19,083	17,809

Net Income	$34,822	$25,110	$25,373

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CHANGES IN

COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total

Balances at December 31, 2008	134	$194,728	$129,805	$324,533
Add:
Net income			25,373	25,373
Tax benefit from employee stock options		79		79
Compensation on stock based awards		945		945
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		69		69
Deduct:
Dividends on Common Shares			19,400	19,400
Dividend equivalent rights on stock-based awards, net of tax effect			69	69

Balances at December 31, 2009	134	195,821	135,709	331,530
Add:
Net income			25,110	25,110
Issuance of Common Shares to Parent	8	20,000		20,000
Tax benefit from employee stock options		107		107
Compensation on stock based awards		1,148		1,148
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		73		73
Deduct:
Dividends on Common Shares			19,600	19,600
Dividend equivalent rights on stock-based awards, net of tax effect			73	73

Balances at December 31, 2010	142	217,149	141,146	358,295

Add:
Net income			34,822	34,822
Issuance of Common Shares to Parent	4	10,000		10,000
Tax benefit from employee stock options		336		336
Compensation on stock based awards		1,353		1,353
Dividend equivalent rights on stock-based awards not paid in cash, net of tax effect		98		98
Deduct:
Dividends on Common Shares			20,000	20,000
Dividend equivalent rights on stock-based awards, net of tax effect			98	98

Balances at December 31, 2011	146	$228,936	$155,870	$384,806

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$34,822	$25,110	$25,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,461	36,600	30,867
Net gain on sale of property	(128)	(640)	(15)
Provision for doubtful accounts	859	1,041	977
Deferred income taxes and investment tax credits	13,805	6,688	7,994
Impairment and other charges	—	16,634	—
Equity loss (earnings) from investment	462	455	(87)
Stock-based compensation expense	1,345	1,139	946
Other — net	(599)	(200)	741
Changes in assets and liabilities:
Accounts receivable — customers	(3,754)	(2,209)	(3,201)
Unbilled revenue	4,160	(2,513)	(194)
Other accounts receivable	361	3,664	(1,246)
Materials and supplies	(147)	(100)	(136)
Prepayments and other assets	1,985	(757)	(430)
Regulatory assets - supply cost balancing accounts	18,748	20,622	12,434
Other assets (including other regulatory assets)	(24,233)	(42,023)	(19,739)
Accounts payable	1,093	(683)	2,722
Inter-company receivable/payable	482	(75)	(304)
Income taxes receivable/payable from/to Parent	(12,493)	(2,001)	(5,290)
Accrued pension and other post-retirement benefits	1,647	(542)	1,029
Other liabilities	1,678	(11,205)	10,388
Net cash provided	77,554	49,005	62,829

Cash Flows From Investing Activities:
Capital expenditures	(78,438)	(76,964)	(74,571)
Proceeds from sale of property	144	817	16
Net cash used	(78,294)	(76,147)	(74,555)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	61,912	—	39,750
Tax benefits from exercise of stock-based awards	336	107	79
Proceeds from issuance of Common Shares to Parent	10,000	20,000	—
Receipt of advances for and contributions in aid of construction	7,489	5,944	3,346
Refunds on advances for construction	(4,136)	(3,712)	(3,639)
Retirement or repayments of long-term debt	(22,380)	(371)	(301)
Net change in inter-company borrowings	(33,785)	25,400	(10,600)
Common dividends paid	(20,000)	(19,600)	(19,400)
Other	(237)	(181)	(225)
Net cash provided (used)	(801)	27,587	9,010

Net increase (decrease) in cash and cash equivalents	(1,541)	445	(2,716)

Cash and cash equivalents, beginning of year	1,541	1,096	3,812

Cash and cash equivalents, end of year	$—	$1,541	$1,096

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or “the Company”.  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.” AWR was also the parent company of Chaparral City Water Company (“CCWC”) until the completion of the sale of CCWC to EPCOR Water (USA) Inc. on May 31, 2011.

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

ASUS performs water and/or wastewater services and operations on a contract basis. Through its wholly-owned subsidiaries, ASUS has entered into agreements with the U.S. government to operate and maintain and renew and replace the water and/or wastewater systems at various military bases pursuant to 50-year fixed price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and changes in wages and fringe benefits to the extent provided in each of the contracts. There is no direct regulatory oversight by the CPUC of the contracted services provided by ASUS or any of its wholly owned subsidiaries.  AWR’s assets and operating income are primarily those of GSWC.

Basis of Presentation:  The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the 2011 financial statement presentation.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements. The assets and liabilities of CCWC were classified as current assets and liabilities held for sale as of December 31, 2010.  The operational results for the periods presented and the gain on disposal of CCWC are reported in discontinued operations, net of taxes and transaction costs.

Related Party Transactions:  AWR’s subsidiaries provide and receive various services to and from their parent, AWR, and among themselves.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of its operations. Amounts owed to AWR for borrowings under this facility represent the majority of GSWC’s inter-company payables on GSWC’s balance sheets as of December 31, 2010. Borrowings under this facility for 2011 were used to fund ASUS operations. The interest rate charged to GSWC and/or ASUS is sufficient to cover AWR’s interest cost under the credit facility.   GSWC may also obtain letters of credit under this credit facility.  GSWC also allocates certain corporate office administrative and general costs to its affiliates using agreed allocation factors.

AWR owns all of the outstanding common stock of GSWC and ASUS.  ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the Federal Energy Regulatory Commission (“FERC”). GSWC has incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then amortized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2011 and 2010.

Property and Depreciation: GSWC capitalizes, as utility plant, the cost of additions, betterments and replacements of retired units of property. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2011, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is generally being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $374,000 for each of the three years ended December 31, 2011.

Depreciation is computed on the straight-line, remaining-life basis, based on depreciable plant as of the beginning of each year in accordance with the applicable ratemaking process. The aggregate composite rate for depreciation for GSWC’s water distribution unit approximated 3.8% for 2011 and 2010 and 3.4% for 2009 and approximately 3.7% for its electric unit for the years 2011, 2010 and 2009. Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of GSWC’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Asset Retirement Obligations:  GSWC has a legal obligation for the retirement of its wells, which by law need to be properly capped at the time of removal.  As such, GSWC incurs asset retirement obligations.  GSWC records the fair value of a liability for these asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, GSWC capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, GSWC either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Retirement costs have historically been recovered through rates at the time of retirement. Accordingly, GSWC’s asset retirement obligations are reflected as a regulatory asset. GSWC also reflects the gain or loss at settlement as a regulatory asset or liability on the balance sheet. With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to retire these assets.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.   During the year ended December 31, 2010, an impairment loss was recorded in operating expenses as a result of the disallowance of certain capital costs by the CPUC as more fully discussed in Note 2.  For the years ended December 31, 2011 and 2009, no impairment losses were recorded.

Goodwill:  At December 31, 2011, 2010 and 2009, AWR had approximately $1.1 million of goodwill included in “Other Property and Investments.”  The $1.1 million of the goodwill arose from ASUS’s 2008 acquisition of a subcontractor’s business.

In accordance with the accounting guidance for goodwill and other intangibles, goodwill is tested for impairment at least annually and more frequently if circumstances indicate that it may be impaired. AWR performs its test for the impairment of goodwill as of December 31 each year.  Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. AWR uses the terminal multiple valuation method in estimating fair value which assumes a business will be sold at the end of the projection period at a specific terminal multiple.  Earnings and discounted cash flows were developed from AWR’s internal forecasts.  Additionally, management must make an estimate of a weighted average cost of capital to be used as a discount rate, which takes into account certain risk and size premiums, long-term bond yields, and the capital structure of the industry. Changes in these projections or estimates could result in a reporting unit either passing or failing the first step in the impairment model, which could significantly change the amount of any impairment ultimately recorded.

AWR also considers other qualitative and quantitative factors, including terminal multiples used in the water industry, the regulatory environment in which the reporting unit operates that can significantly impact future earnings and cash flows, and the effects of the volatile current economic environment. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the applicable reporting unit’s assets and liabilities used in the first step, and are compared to its carrying value. The fair values for the majority of such assets and liabilities are equal to their carrying values; however, the fair values of the applicable debt are highly dependent upon market conditions surrounding the measurement date.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.

The impairment analysis performed for 2011 did not indicate impairment had occurred for the current amount of $1.1 million in goodwill for ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government pursuant to contracts or modifications thereto to operate and maintain, and provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are more fully disclosed in Note 17.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets is generally not capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, in December 2010 as part of the final decision on the Region I general rate case, the CPUC authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. The advice letter projects are expected to be done over a two year period. For the year ended December 31, 2011, GSWC recorded $73,000 in AFUDC related to these projects.

Water and Electric Operating Revenues: GSWC records water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. The unbilled revenues are based on customer billings subsequent to year end which are used to compile the actual unbilled consumption as of the year end reporting period.  Flat-rate customers are billed in advance at the beginning of the service period and are reported as deferred revenues. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

Alternative-Revenue Programs:  The CPUC granted GSWC the authority to implement revenue decoupling mechanisms. With the adoption of the CPUC approved Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), GSWC records additional revenues for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

Other Operating Revenues:  Revenues from contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).   These approaches are used because management considers it to be the best available measure of progress on these contracts.

Revenues from cost-plus-profit contracts are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Construction costs include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government; (ii) have latitude in establishing pricing; and (iii) bear credit risk in the collection of receivables from the U.S. government.  Administrative and general costs are charged to expense as incurred.  Precontract costs are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates. In April 2011, GSWC sold $62.0 million of its 6% Notes (“Notes”) due 2041.  A portion of the proceeds were used in May 2011 to redeem $22 million of its 7.65% Medium-Term Notes, Series B.  A redemption fee of $421,000 was paid and has been deferred and included in GSWC’s cost of capital proceeding filed with the CPUC in May 2011.  The redemption fee will be amortized over the term of the 6% Notes.

Advances for Construction and Contributions in aid of Constructions: For GSWC, advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Utility plant funded by advances and contributions is excluded from rate base.  Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Contributions-in-aid of construction are similar to advances, but require no refunding and are amortized over the useful lives of the related property.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at December 31, 2011 and 2010 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2011		2010
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC	$340,686	$437,275	$300,215	$356,005

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate(s). These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.2 million, $3.3 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of ASUS’s ability to be reimbursed by the U.S. government under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $718,000, $890,000 and $726,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Recently Issued Accounting Pronouncements:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-12”). Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal.  The adoption of the new guidance is not expected to have a material impact on Registrant’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is not required. The guidance does not change how an entity measures a goodwill impairment loss, and is therefore not expected to affect the information reported to users of an entity’s financial statements. The guidance also includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Registrant does not believe this guidance will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The ASU 2011-11 amendments require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. Registrant does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2011, Registrant had approximately $75.4 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $54.9 million relates to the underfunded positions of the pension and other post-retirement obligations, $17.0 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $7.6 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2011	2010
GSWC
Electric supply cost balancing account	$8,347	$10,305
Water supply cost balancing accounts	1,229	3,374
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	39,112	30,890
Base Revenue Requirement Adjustment Mechanism	4,053	1,889
Costs deferred for future recovery on Aerojet case	17,173	18,309
Pensions and other post-retirement obligations	56,960	32,191
Derivative unrealized loss (Note 4)	7,611	6,850
Flow-through taxes, net (Note 10)	17,032	4,270
Electric transmission line abandonment costs	2,428	2,638
Asset retirement obligations	2,793	2,711
Low income rate assistance balancing accounts	6,194	4,657
General rate case memorandum accounts	12,922	20,404
Santa Maria adjudication memorandum accounts	3,662	3,737
Bay Point balancing accounts	5,752	—
Other regulatory assets, net	7,180	8,189
Various refunds to customers	(12,491)	(14,461)
Total	$179,957	$135,953

Supply Cost Balancing Accounts:

Electric Supply Cost Balancing Account—Electric power costs incurred by GSWC’s Bear Valley Electric Service (“BVES”) division continue to be charged to its electric supply cost balancing account. The under-collection in the electric supply cost balancing account is $8.3 million at December 31, 2011.  This balance is comprised of $3.5 million for changes in purchased energy and power system delivery costs including interest, further discussed below.  The remaining $4.8 million in the electric supply cost balancing account relates to the tariff charged to GSWC by Southern California Edison (“Edison”) for the abandonment of a transmission line upgrade, also discussed below.

Changes in purchased energy and power system delivery costs as compared to authorized rates have impacted the electric supply cost balancing account by $3.5 million as of December 31, 2011. Through August 31, 2011, the purchased energy costs recorded in the supply cost balancing account were subject to a price cap by terms of a 2001 settlement which was subsequently approved in a CPUC decision. To the extent that the actual weighted average annual cost for power purchased exceeded the $77 per megawatt-hour (“MWh”) amount prior to September 1, 2011, GSWC was not be able to include these amounts in its balancing account and such amounts were expensed.  There were no amounts expensed over the $77 per MWh cap during the years ended December 31, 2011, 2010 or 2009. Beginning September 1, 2011, purchased energy costs included in the electric supply cost balancing account were no longer subject to a cap.

The main product under BVES’ purchased power contract executed in 2008 provides for 13 megawatts (“MWs”) of electric energy at a fixed price of $67.75 per MWh during 2011 as compared to $67.85 per MWh during 2010.  The reduction in the actual price of purchased power helps decrease the under-collection balance in the electric supply cost balancing account.

Charges to GSWC by Edison associated with the transportation of energy over Edison’s power system and the abandonment of a transmission line upgrade have increased under Edison’s tariff to levels that exceed the amounts authorized by the CPUC in BVES retail power rates to its customers. The incremental cost increase to GSWC from the tariff for the abandonment of a transmission line upgrade, which is not currently included in rates, is approximately $38,000 per month.  The incremental costs of $4.8 million not included in rates have been included in the balancing account at December 31, 2011 for subsequent recovery from customers, subject to CPUC approval. Other components, such as interest accrued on the cumulative under-collected balance and power lost during transmission, also affect the balance of the electric supply cost balancing account.

In addition, the CPUC has authorized GSWC to collect a surcharge from its customers of 2.2¢ per kilowatt hour, to enable GSWC to recover the under-collection recorded in the electric supply cost balancing account.  GSWC has requested an extension of the surcharge, which is set to expire in December 2012, in its BVES rate case filed in February 2012.

For the years ended December 31, 2011, 2010 and 2009, the under-collection decreased by approximately $2.0 million, $2.8 million and $3.0 million, respectively.

Water Supply Cost Balancing Accounts— Prior to the implementation of the Modified Cost Balancing Account further discussed below, Registrant maintained water supply cost balancing accounts for GSWC to account for under-collections and over-collections of revenues designed to recover such costs.  These supply cost balancing accounts tracked differences between the cost for supply items (water, power and pump taxes) charged by GSWC’s suppliers and the cost for those items incorporated into GSWC’s rates.

As of December 31, 2011, there is approximately $1.2 million net under-collection in the water supply cost balancing accounts related to GSWC’s Region I customer service area.  Currently, there is a surcharge in place to recover Region I’s under-collection. Management believes that it is probable that the CPUC will permit GSWC to continue recovering in rates the net under-collection in supply costs.

Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”):

With the adoption of the CPUC approved WRAM and the MCBA effective November 25, 2008 for Regions II and III and September 1, 2009 for Region I’s ratemaking areas, GSWC began recording the difference between what is billed to its water customers and that which is authorized by the CPUC. Under the WRAM, GSWC records the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues).  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to an asset or liability balancing account (tracked individually for each rate making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  Currently, the majority of GSWC’s water customers have conservation tiered rate billing structures.

Under the MCBA, GSWC tracks adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the supply cost balancing account provision, as the amount of such variances will be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to an asset or liability balancing account (tracked individually for each rate-making area).  Unlike the WRAM, the MCBA applies to all customer classes.

The balances in the WRAM and MCBA assets and liabilities accounts will fluctuate on a monthly basis depending upon the variance between adopted and actual results. The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. Under the current CPUC decision, when the net amount at the end of the calendar year for Regions II, III or any of the Region I ratemaking areas achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the accounts. In February 2012, GSWC filed for recovery of its 2011 WRAM and MCBA balances.  Based on CPUC guidelines, recovery periods relating to the 2011 balances will range between 12 and 36 months, with the majority being 24 months.

In September 2010, GSWC, along with other California water utilities, filed an application with the CPUC to modify the recovery period of the WRAM and MCBA accounts to 18 months or less.  A decision on this application is expected in 2012.

GSWC has implemented surcharges to recover all of its WRAM balances, net of the MCBA.  For the years ended December 31, 2011 and 2010, surcharges of $14.7 million and $6.2 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of December 31, 2011, GSWC has a net aggregated regulatory asset of $39.1 million which is comprised of a $62.5 million under-collection in the WRAM accounts and $23.4 million over-collection in the MCBA accounts.

Base Revenue Requirement Adjustment Mechanism (“BRRAM”):

Effective November 2, 2009, with the adoption of the CPUC approved BRRAM account, GSWC began recording the difference between what is billed to its electric customers and that which is authorized by the CPUC.  The variance between adopted electric revenue and actual billed revenue is recorded as a component of electric revenue with an offsetting entry to a current asset or liability balancing account.  The variance amount may be positive or negative and represents amounts that will be billed or refunded to electric customers in the future and is interest bearing at the current 90-day commercial paper rate.  When the amount of the under or over collection is equal to or greater than 5 percent of the base revenue requirement established for the previous twelve months, GSWC intends to seek approval from the CPUC to refund or collect the balance in the account.  For the year ended December 31, 2011, surcharges of $835,000 were billed to electric customers to recover the BRRAM under-collection. As of December 31, 2011, GSWC has a regulatory asset of $4.1 million related to the BRRAM. GSWC intends to file an advice letter with the CPUC during the second quarter of 2012 for recovery of the balance as of December 31, 2011. The recovery period relating to the 2011 and 2010 balances will be over 12 months.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  On July 21, 2005, the CPUC authorized GSWC to collect approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  Rate surcharges generating approximately $1.2 million, $911,000 and $990,000 were billed to customers during the years ended December 31, 2011, 2010 and 2009, respectively.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved by the CPUC decision.  Pursuant to the decision, additional interest of approximately $31,000, $44,000 and $53,000 was added to the Aerojet litigation memorandum account during the years ended December 31, 2011, 2010 and 2009 respectively.

Although GSWC was authorized by the CPUC to receive recovery of the costs included in the Aerojet litigation memorandum account, Aerojet has also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs, which is included in the Aerojet litigation memorandum account. However, the reimbursement of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  It is management’s intention to offset certain proceeds from the housing development by Aerojet in the Westborough areas, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from customers or Aerojet.

Pensions and Other Postretirement Obligations:

A regulatory asset has been recorded at December 31, 2011 and 2010 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans have historically been recovered through rates.  As more fully discussed in Note 11, as of December 31, 2011, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $54.9 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. Once this balancing account achieves a pre-determined level (i.e., at least 2.5 percent over- or under-recovery of the approved revenue requirement), GSWC will seek approval from the CPUC to refund or collect the balance in the account.  As of December 31, 2011, GSWC has included a $2.0 million under-collection in the two-way pension balancing account.

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

GSWC made an initial lump sum payment of $1.4 million to Edison during the first quarter of 2004 and agreed to pay Edison the remaining $3.6 million over a 15 year term through 180 equal monthly payments of approximately $38,000 to be included in Edison’s monthly tariff, discussed previously. Since the tariff was approved by the FERC, the $1.4 million lump sum payment was recorded in the electric supply cost balancing account, which decreased the transmission line abandonment cost regulatory asset balance. In addition, monthly payments of approximately $38,000 per month made to Edison during the years ended December 31, 2011, 2010 and 2009, as discussed previously, have also been included in the electric supply cost balancing account, the principal of which would also decrease the regulatory asset account.  Management believes that it is probable that the CPUC will permit GSWC to recover the rates authorized by and on file with FERC in connection with the Edison settlement.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a 15% discount for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper. Currently, surcharges are in place in all water regions. As of December 31, 2011, there is an aggregate $6.2 million under-collection in the low income balancing accounts.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications.  As of December 31, 2011, there is an aggregate $12.9 million in the general rate case memorandum accounts, primarily relating to the final decision issued by the CPUC in November 2010 on the Region II, Region III and general office rate case for rates in years 2010, 2011 and 2012. Due to delays in issuing a decision on this rate case, interim rates for Region II and Region III were established and effective January 1, 2010.  The final decision approved rate increases retroactive to January 1, 2010.  Accordingly, in November 2010 GSWC recorded a $19.5 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC. Effective January 1, 2011, a twenty-four month surcharge is in effect to collect the retroactive portion of the revenue increase.

Santa Maria Adjudication Memorandum Accounts:

GSWC has incurred costs of approximately $7.3 million as of December 31, 2011, including legal and expert witness fees, in defending its rights to the groundwater supply in the Santa Maria Basin for use by its customers in Santa Barbara and San Luis Obispo Counties. Such costs had been recorded in utility plant for future rate recovery.  Approximately $5.5 million of these costs had been incurred as of December 31, 2005.  In May 2007, the CPUC authorized GSWC to place $2.7 million of these costs in rate base and to establish a memorandum account and amortize with interest the additional $2.8 million of these costs.   GSWC implemented a rate surcharge in the third quarter of 2007 to recover these costs.  Rate surcharges generating approximately $273,000, $276,000 and $309,000 were billed to customers during the years ended December 31, 2011, 2010 and 2009, respectively.

All litigation costs, including interest that has been incurred since December 31, 2005 totaling approximately $1.8 million, have also been included in the memorandum account, subject to a reasonableness review by the CPUC in a subsequent proceeding.  As part of its Region I general rate case filed with the CPUC in January 2010, GSWC requested an extension of the original memorandum account. As part of the CPUC’s final decision on Region I’s rate case, GSWC’s request was granted. The decision also approved the stipulation and authorized the memorandum account to be interest bearing at the ten-year U.S. Treasury note rate. Management believes that these additional costs will be approved and that recovery of these costs is probable.

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

Other Regulatory Matters:

Environmental Clean-Up and Remediation:

GSWC has included in other regulatory assets as of December 31, 2011 approximately $1.2 million of additional estimated costs to remediate and clean-up a plant site for soil contamination.  This site contained an underground storage tank which was used to store gasoline.  Amounts paid by GSWC in the past for this site have been included in rate-base and approved by the CPUC for recovery.  The ultimate cost may vary as there are many unknowns in remediation of underground gasoline leakage and this is an estimate based on currently available information.

Catastrophic Event Memorandum Accounts:

In January 2010, the City of Big Bear and surrounding areas of San Bernardino County experienced a series of snow storms which damaged BVES power lines, poles, transformers, and other facilities and caused temporary interruption of service to some BVES customers.  As a result of these storms, BVES has incurred additional operating costs to repair equipment and restore electric service to its customers.  In February 2010, GSWC informed the CPUC it will track these costs in a catastrophic event memorandum account (“CEMA”).  In June 2011, GSWC filed for recovery of these costs and the remaining unrecovered balance for costs incurred from 2003 through 2005 related to a bark beetle infestation in its BVES service area.  As of December 31, 2011, approximately $802,000 has been included in other regulatory assets related to these matters. GSWC expects approval for recovery of these costs from the CPUC in 2012.

On November 19, 2010, GSWC issued a “Do Not Drink” water advisory to its customers in the Barstow service area notifying them that perchlorate had been detected in GSWC’s water supply.  On November 20, 2010, a state of emergency was issued by the Governor. One of GSWC’s wells in the service area showed perchlorate levels above the maximum contaminant level.  The contaminated well was shut down and the distribution system was flushed to remove contaminants in the distribution system.  GSWC provided customers with bottled water during the “Do Not Drink” water advisory period.  By

November 24, 2010, the alert was lifted for all of GSWC’s Barstow area customers.   GSWC expects to receive authorization from the CPUC to recover the incremental costs associated with handling this emergency (including the distribution of bottled water, remediation and clean-up efforts) of $661,000, subject to a prudency review.

Bear Valley Electric Service - Other Regulatory Matters:

GSWC’s BVES division has been regularly filing compliance reports with the CPUC regarding its purchases of energy from renewable energy resources. The filings have indicated that BVES has not achieved interim target purchase levels of renewable energy resources and thus, on its face, might be subject to a potential penalty. However, BVES expects that the CPUC will waive any potential fines in accordance with the CPUC’s flexible compliance rules.  Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2011, 2010 or 2009.  BVES is continuing its efforts to procure renewable resources.

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

Subsequent to the CPUC approval, GSWC and LACSD negotiated a settlement to resolve a dispute between the parties regarding certain terms of the contract.  Under the terms of the settlement, GSWC agreed to waive its right to a 12 month termination notice and LACSD agreed to sell renewable energy credits (“RECs”) to GSWC.   In November 2011, GSWC filed for approval with the CPUC for the purchase of these RECs. If approved, the RECs will count as renewable energy towards BVES’ efforts to achieve interim target levels of renewable energy resources and the costs of any RECs purchased will be included in the electric supply balancing account.

In November 2009, GSWC entered into a ten-year contract to purchase biogas to power BVES’ gas-fueled 8.4 MW generation facility.  In July 2010, GSWC filed an application with the CPUC seeking approval of this contract. In November 2010, the contracted bioenergy vendor advised GSWC that biogas production would be suspended due to financial constraints.   As a result of the suspension, BVES has negotiated a Biogas Option Agreement with this vendor for the purchase of future production of biogas.  In June 2011, the CPUC approved this Biogas Option Agreement.

Given the recent developments with the renewable energy vendors, BVES believes that it will not be subject to fines under the CPUC’s flexible compliance rules for not meeting interim targets.

In connection with advancing the CPUC’s Renewable Portfolio Standard (“RPS”) program goals, including procuring the two contracts discussed, GSWC was authorized by the CPUC to track related legal and outside services costs in an RPS memorandum account.  In June 2011, GSWC filed for recovery of these costs including interest totaling $1.3 million incurred during the period September 1, 2007 through March 31, 2011.  GSWC has expensed these costs as incurred.  If and when approved by the CPUC, GSWC will reverse these expenses and record a regulatory asset for future recovery from customers.

New Tax Law:

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (“Tax Relief Acts”) extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.

In June 2011, the CPUC adopted a resolution that requires water utilities to file advice letters implementing a one-way memorandum account to track the revenue effects associated with the Tax Relief Acts, which may reduce revenue requirements in future rate case proceedings. The effective date of the memorandum account established by the resolution is April 14, 2011.  More specifically, the memorandum account established by the resolution will track on a CPUC-jurisdictional, revenue requirement basis: (a) decreases in each impacted utility’s revenue requirement resulting from increases in its deferred tax reserve; and (b) other direct changes in the revenue requirement resulting from taking advantage of the Tax Relief Acts. This resolution also authorizes impacted utilities to use savings from this new tax law to invest in certain additional, needed utility infrastructure, not otherwise funded in rates, within a time frame shorter than would be practicable through the formal application or advice letter processes. The establishment of a memorandum account does not change rates, nor guarantee that rates will be changed in the future. This mechanism simply allows the CPUC to determine at a future date whether rates should be changed.  This resolution did not have an impact on Registrant’s 2011 consolidated financial statements.

Various Refunds to Customers:

Refund of Water Right Lease Revenues:

In 1994, GSWC entered into a contract to lease to the City of Folsom, 5,000 acre-feet per year of water rights from the American River. GSWC included all associated revenues in a non-operating income account. In a decision issued on March 16, 2004, the CPUC ordered GSWC to refund 70 percent of the total amount of lease revenues received since 1994, plus interest, to customers. A final amount of the refund was approved by the CPUC in June 2004 and GSWC adjusted its estimate to the approved refund amount of $5.2 million.  Refunds of approximately $4.5 million have been provided to customers.  As of December 31, 2011, the remaining amount to be refunded to the customers and included as a regulatory liability is $729,000. The remaining amounts will be refunded by June 2013.

Excess Usage Charges - Refund to Customers:

In July 2009, GSWC began receiving reduced water allocations from member agencies of the Metropolitan Water District of Southern California (“MWD”). As a result, in July 2009, GSWC began implementing water rationing, restrictions, and excess usage charges to its customers in several of its service areas. The excess usage charges were being collected in the event that penalties were required to be paid to MWD for exceeding GSWC’s water allocations.  Because GSWC was able to comply with the reduced water allocations from MWD, it will not have to remit to MWD these excess usage charges collected from its customers. In May 2011, GSWC ended water rationing to its customers. In July 2011, GSWC filed advice letters with the CPUC seeking authorization to refund these amounts to customers in the service areas which had water rationing.  In December 2011, the CPUC approved $2.6 million in refunds to be made through a surcredit over a two billing cycle period. As of December 31, 2011, the remaining amount to be refunded to customers was $1.4 million, which is being refunded to customers in early 2012.

CPUC Subpoena

On February 15, 2007, the CPUC issued a subpoena to GSWC in connection with an investigation of certain work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects estimated to total $24.0 million over a period of 14 years. The CPUC’s investigation focused on whether GSWC was overcharged for these construction projects and whether these overcharges, if any, were included in customer rates.  The construction projects completed by this specific contractor related primarily to work on water treatment and pumping plants which have been placed in service and are used and useful.  In June 2007, GSWC received notification from the CPUC that it was instituting an audit to examine for the period 1994 and onward, GSWC’s policies, procedures, and practices regarding the granting or awarding of construction contracts or jobs.

On June 27, 2011 GSWC executed a settlement agreement with the Division of Water and Audits (“DWA”) to resolve the investigation. On December 15, 2011, the CPUC approved the settlement agreement.  Among other things, the settlement resolves all disputes and disagreements between GSWC and DWA and generally releases GSWC from any claim, known or unknown, foreseen or unforeseen, that arose or may have arisen as a result of the CPUC staff’s investigation into GSWC’s procurement practices as they related to contracts with this specific contractor.  The settlement provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. In addition, a penalty of $1.0 million was imposed due to GSWC’s failure to disclose the issue to the CPUC as the CPUC believes was required.  The penalty was paid by GSWC to the CPUC on January 31, 2012. During 2010, in anticipation of this settlement agreement, GSWC recorded a $13.5 million loss contingency reserve.  No further charges were recorded in 2011. As a result of the settlement, management does not expect future increases in the reserve related to this specific contractor.

Finally, as part of the settlement agreement, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant utilized in continuing operations by major asset class:

	GSWC		AWR
	December 31,		December 31,
(dollars in thousands)	2011	2010	2011	2010
Water
Land	$15,215	$15,192	$15,215	$15,192
Intangible assets	33,103	32,924	33,122	32,944
Source of water supply	69,020	64,710	69,020	64,710
Pumping	138,912	137,178	138,912	137,178
Water treatment	65,034	66,775	65,034	66,775
Transmission and distribution	768,405	716,221	768,405	716,221
General	97,867	75,205	104,579	80,980
	1,187,556	1,108,205	1,194,287	1,114,000
Electric
Transmission and distribution	52,651	48,829	52,651	48,829
Generation	12,547	12,547	12,547	12,547
General (1)	8,627	7,438	8,627	7,438
	73,825	68,814	73,825	68,814

Less — accumulated depreciation	(410,644)	(375,740)	(413,836)	(378,055)
Construction work in progress	41,208	50,088	42,224	50,197
Net utility plant	$891,945	$851,367	$896,500	$854,956

(1)         Includes intangible assets of $1.2 million for studies performed in association with the electricity segment of the Registrant’s continuing operations.

Intangible Assets:

As of December 31, 2011 and 2010, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2011	2010	2011	2010
Intangible assets:
Conservation	20 years	$9,916	$9,637	$9,916	$9,637
Water and water service rights	20 years	8,124	8,124	8,695	8,695
Water planning studies	10 years	16,306	15,997	16,324	15,997
Total amortized intangible assets		34,346	33,758	34,935	34,329
Less — accumulated amortization		(18,522)	(14,540)	(18,569)	(14,574)
Intangible assets, net of amortization		$15,824	$19,218	$16,366	$19,755

As of December 31, 2011 and 2010, unamortized intangible assets were $427,000 for AWR and $409,000 for GSWC.  These unamortized intangible assets primarily consist of organization and consent fees.

For the years ended December 31, 2011, 2010 and 2009, amortization of intangible assets was $2.5 million, $2.5 million, and $1.6 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expense related to intangible assets for the succeeding five years is approximately $2.5 million for 2012, $2.3 million for each year beginning in 2013 through 2016, and $4.7 million thereafter.  There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:

The following is a reconciliation of the beginning and ending aggregate carrying amount of the asset retirement obligations, which is included in “Other Credits” on the balance sheets as of December 31, 2011 and 2010:

(dollars in thousands)	GSWC
Obligation at December 31, 2009	$4,033
Liabilities settled	(1,444)
Accretion	321
Obligation at December 31, 2010	2,910
Additional liabilities incurred	3
Liabilities settled	(122)
Accretion	198
Obligation at December 31, 2011	$2,989

Note 4 — Derivative Instruments

GSWC purchases power at a fixed cost over three and five year terms depending on the amount of power and the period during which the power is purchased under the contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that will track the changes in fair value of the derivative throughout the term of the contract.

As of December 31, 2011 there was a $7.6 million cumulative unrealized loss which has been included in the memorandum account.  The unrealized loss does not impact GSWC’s earnings. On January 12, 2012, GSWC executed a new purchase power master agreement. The agreement is subject to CPUC approval and, if approved, would enable GSWC to purchase 12 megawatts (“MWs”) of base load energy at a fixed price which will be negotiated upon CPUC approval of the agreement. GSWC plans to file for approval of the agreement with the CPUC in 2012 and will also request a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Under the accounting guidance, GSWC makes fair value measurements that are classified and disclosed in one of the following three categories:

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

The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2011 and 2010.

(dollars in thousands)	2011	2010
Balance, at beginning of the period	$(6,850)	$(7,338)
Unrealized gain (loss) on purchased power contracts	(761)	488
Balance, at end of the period	$(7,611)	$(6,850)

Note 5 — Military Privatization

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

The amounts charged by the Military Utility Privatization Subsidiaries for water and wastewater services at the respective military bases are based upon the terms of the 50-year contracts between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems at the respective bases for: (i) a monthly net fixed price for operation and maintenance, and (ii) an amount to cover renewals and replacements, both for the first two years of the contract.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced and continue to experience delays in obtaining price redeterminations and equitable adjustments as required by the terms of these contracts.   From time to time, the U.S. government may modify the original contract(s) to include new construction projects.  However, earnings have fluctuated from year to year and cash flows from modifications to the original 50-year contracts with the U.S. government for new construction projects may or may not continue in future periods.

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

The receivable from the U.S. government represent amounts billed to the U.S. government that have not yet been collected.  Unbilled receivables from the U.S. government represent revenue recognized on completed construction work but not yet billed pursuant to the terms of the 50-year contracts with the U.S. government and are expected to be billed as price redeterminations are approved.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S. government as of December 31, 2011 and 2010 are as follows:

(dollars in thousands, except amounts for allowance for doubtful accounts)	2011	2010
Revenues (costs and estimated earnings) recognized on uncompleted contracts	$36,160	$41,851
Less: Billings to date	(31,341)	(31,295)
	$4,819	$10,556

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,064	$35,982
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,245)	(25,426)
	$4,819	$10,556
Receivables from the U.S. government:
Billed receivables from the U.S. government	$7,456	$3,732
Unbilled receivables from the U.S. government	6,788	6,766
Less: allowance for doubtful accounts	—	(43)
Total	$14,244	$10,455

During the second quarter of 2011, ONUS reduced the estimated cost to complete a water and wastewater pipeline replacement project at Fort Bragg as a result of successful negotiations with contractors for a reduction of the costs of providing construction services. The effect of the change in cost estimate resulted in an increase in pretax operating income of $2.9 million for work previously performed by ONUS on this project.  The total project is scheduled to be completed by early 2014.

In 2010, ASUS received various contract modifications in connection with requests for equitable adjustments related to the operations at Fort Bliss, Fort Bragg and Andrews Air Force Base, which were retroactive.  As a result, included in earnings for the year ended December 31, 2010 was $6.8 million of revenues and interest income related to these contract modifications.

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

	Basic	For The Years Ended December 31,
	(in thousands, except per share amounts)	2011	2010	2009
	Net income from continuing operations	$42,010	$31,091	$29,374
	Net income from discontinued operations	3,849	2,106	157
	Total net income	45,859	33,197	29,531
Less: (a)	Distributed earnings to common shareholders	20,563	19,329	18,233
	Distributed earnings to participating securities	140	102	82
	Undistributed earnings	25,156	13,766	11,216

	(b) Undistributed earnings allocated to common shareholders	24,985	13,694	11,166
	Undistributed earnings allocated to participating securities	171	72	50
	Total income available to common shareholders, basic (a)+(b)	$45,548	$33,023	$29,399

	Weighted average Common Shares outstanding, basic	18,693	18,585	18,052

	Basic earnings per Common Share:
	Income from continuing operations	$2.24	$1.67	$1.62
	Income from discontinued operations	0.20	0.11	0.01
	Net income	$2.44	$1.78	$1.63

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At December 31, 2011, there were 619,984 stock options outstanding under these Plans. At December 31, 2011, there were also 137,673 restricted stock units outstanding. The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Common shareholders earnings, basic	$45,548	$33,023	$29,399
Undistributed earnings for dilutive stock options	171	72	50
Total common shareholders earnings, diluted	$45,719	$33,095	$29,449

Weighted average Common Shares outstanding, basic	18,693	18,585	18,052
Stock-based compensation (1)	144	151	136
Weighted average Common Shares outstanding, diluted	18,837	18,736	18,188
Diluted earnings per Common Share
Income from continuing operations	$2.23	$1.66	$1.61
Income from discontinued operations	0.20	0.11	0.01
Net income	$2.43	$1.77	$1.62

(1)

In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 619,984 stock options and 137,673 restricted stock units at December 31, 2011 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the year ended December 31, 2011, AWR issued 69,434 Common Shares under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 2000 and 2008 Employee Plans for $1,658,000.  There are 527,980 and 193,650 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively, at December 31, 2011.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  During the year ended December 31, 2010, Registrant issued 68,025 Common Shares under AWR’s Common Share Purchase and DRP and the 2000 and 2008 Employee Plans for $1,838,000. During the year ended December 31, 2009, Registrant issued 68,352 Common Shares under AWR’s Common Share Purchase and DRP and the 2000 and 2008 Employee Plans for $1,823,000.  In addition, during the years ended December 31, 2011, 2010 and 2009, AWR issued 88,713, 30,500 and 12,922 Common Shares for approximately $2,350,000, $857,000 and $309,000, respectively, as a result of the exercise of stock options.  During 2011, 2010 and 2009, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

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

During the years ended December 31, 2011, 2010 and 2009, AWR repurchased in the open market 441,410, 143,034 and 14,018, respectively, Common Shares under AWR’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

AWR filed a Registration Statement on August 10, 2009 with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2011, $115.0 million was available for issuance of additional securities under this registration statement.  This registration statement expires on August 9, 2012.

GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.  On October 25, 2011, the Board of Directors approved the issuance of four additional shares of GSWC Common Shares to AWR for $10.0 million. Proceeds from the issuance were used to pay down GSWC’s intercompany borrowings due to AWR.  As of December 31, 2011, GSWC has $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $323.6 million was available to pay dividends to AWR as of December 31, 2011. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $20.0 million, $19.6 million and $19.4 million were paid to AWR by GSWC during the years ended December 31, 2011, 2010 and 2009, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.   Under the least restrictive of the California tests, approximately $175.4 million was available to pay dividends to AWR’s common shareholders at December 31, 2011. Approximately $155.9 million was available for GSWC to pay dividends to AWR at December 31, 2011. Approximately $9.1 million was available for ASUS to pay dividends to AWR at December 31, 2011.

Note 8 — Bank Debt

On May 27, 2010, AWR entered into the third amendment to the credit agreement in order to extend the expiration date of the syndicated credit facility to May 27, 2013 from June 3, 2010.  The maximum amount that may be borrowed under this facility was reduced from $115.0 million to $100.0 million.  AWR may, under the terms of the amended credit agreement, elect to increase the aggregate bank commitments by up to an additional $40.0 million. The aggregate effective amount that may be outstanding under letters of credit has been increased to $25.0 million from $20.0 million.  The rates (spreads to LIBOR) at which AWR may borrow under this facility increased due to market conditions. The lenders also consented to modifications to certain of the covenants in the amended credit agreement requested by AWR. AWR has obtained letters of credit, in the aggregate amount of $12.4 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; (iv) a $1.4 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received for reimbursement of costs related to conversion of non-metered service in GSWC’s Arden-Cordova water system to metered service; and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required.

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

At December 31, 2011, $2 million was outstanding under this facility, which AWR loaned to ASUS to fund its activities.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2011	2010	2009
Balance Outstanding at December 31,	$2,000	$60,900	$17,400
Interest Rate at December 31,	1.51%	1.47%	0.87%
Average Amount Outstanding	$25,713	$37,623	$33,697
Weighted Average Annual Interest Rate	1.46%	1.40%	1.18%
Maximum Amount Outstanding	$64,900	$63,900	$78,700

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2011, 2010 and 2009, AWR was in compliance with these requirements.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.

On April 14, 2011 GSWC sold $62.0 million in aggregate principal amount of its 6% Notes (“the Notes”). The Notes will mature on April 15, 2041. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, at the rate of 6% per annum. The Notes are unsecured and unsubordinated and rank equally with all of GSWC’s unsecured and unsubordinated debt. A portion of the proceeds were used in May 2011 to redeem $22.0 million of GSWC’s 7.65% Medium-Term Notes, Series B, and to pay a redemption premium of $421,000.  The remainder of the proceeds was used to pay down short-term borrowings.

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

Redemption of certain long-term debt issues outstanding as of December 31, 2011 can be made in whole or in part at the option of GSWC subject to redemption schedules embedded in the agreements particular to each issue. With the exception of the 9.56% Notes and the Senior Notes issued to Co-Bank, the redemption premiums in effect for 2011 range up to 1.5% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

Annual maturities of all long-term debt, including capitalized leases, amount to approximately $291,000, $3,278,000, $6,188,000, $168,000, $173,000 and $330,588,000 for each fiscal year through December 31, 2016 and thereafter, respectively.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to loan GSWC up to $9.0 million under the American Recovery and Reinvestment Act (“ARRA”).  Proceeds of the loan will be used to reimburse GSWC for the costs to convert customers in GSWC’s Cordova water system from non-metered service to metered service by retrofitting approximately 7,400 water meters.  The loan bears interest at a rate of 2.5% and is payable over 20 years following completion of the conversion project.  Pursuant to the agreement, as reimbursements are filed, GSWC will issue letters of credit to CDPH equal to 80% of the amount loaned to GSWC (up to an aggregate of $7.2 million).  In June 2011, GSWC received $1.7 million in ARRA funds, half of which was recorded as long term debt and half of which was recorded as contributions. A letter of credit of $1.4 million has been issued to CDPH as of December 31, 2011.

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements. The most significant items are the tax effects of accelerated depreciation, certain regulatory balancing accounts, and advances for, and contributions-in-aid-of-construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission. The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates. Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2).  Deferred investment tax credits are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined California state franchise tax returns. Consistent with the method adopted for regulatory purposes, GSWC’s tax expense is computed as if GSWC was autonomous and filed separate returns.

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

The significant components of the deferred tax assets and liabilities from continuing operations as reflected in the balance sheets at December 31, 2011 and 2010 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2011	2010	2011	2010
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,699	$1,748	$1,699	$1,748
Regulatory-liability-related: California Corp Franchise Tax	3,272	3,185	3,272	3,185
Other property-related	6,612	6,573	6,605	6,750
Other nonproperty-related	860	270	323	—
Accrued regulatory liabilities	297	575	297	524
Balancing and memorandum accounts	2,632	—	2,632	—
Contributions and advances	12,068	12,155	12,068	12,008
	$27,440	$24,506	$26,896	$24,215
Deferred tax liabilities:
Fixed assets	$(117,681)	$(100,683)	$(117,763)	$(99,643)
Regulatory-asset-related: depreciation and other	(22,003)	(8,580)	(22,003)	(9,203)
Other nonproperty-related	—	—	(284)	(874)
Balancing and memorandum accounts	—	(624)	—	(641)
Deferred charges	(7,164)	(7,313)	(7,164)	(7,514)
	(146,848)	(117,200)	(147,214)	(117,875)
Accumulated deferred income taxes - net	$(119,408)	$(92,694)	$(120,318)	$(93,660)

The current and deferred components of income tax expense from continuing operations are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Current
Federal	$9,107	$10,785	$6,152
State	7,108	6,110	4,936
Total current tax expense	$16,215	$16,895	$11,088
Deferred
Federal	$15,189	$7,465	$10,087
State	(1,328)	(1,325)	(2,474)
Total deferred tax expense	13,861	6,140	7,613
Total income tax expense from continuing operations	$30,076	$23,035	$18,701

	GSWC
	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Current
Federal	$5,246	$6,543	$4,314
State	6,920	5,852	5,503
Total current tax expense	$12,166	$12,395	$9,817
Deferred
Federal	$15,118	$8,366	$9,766
State	(1,313)	(1,678)	(1,774)
Total deferred tax expense	13,805	6,688	7,992
Total income tax expense	$25,971	$19,083	$17,809

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2011	2010	2009
Federal taxes on pretax income at statutory rate	$25,230	$18,944	$16,826
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,781	3,657	1,720
Flow-through on fixed assets	1,026	525	455
Flow-through on pension costs	254	(567)	—
Investment tax credit	(91)	(91)	(91)
Other — net	(124)	567	(209)
Total income tax expense from continuing operations	$30,076	$23,035	$18,701
Pretax income from continuing operations	$72,086	$54,126	$48,075
Effective income tax rate	41.7%	42.6%	38.9%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2011	2010	2009
Federal taxes on pretax income at statutory rate	$21,278	$15,468	$15,114
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,707	3,282	2,563
Flow-through on fixed assets	1,026	525	455
Flow-through on pension costs	254	(567)	—
Investment tax credit	(91)	(91)	(91)
Other — net	(203)	466	(232)
Total income tax expense	$25,971	$19,083	$17,809
Pretax income	$60,793	$44,193	$43,182
Effective income tax rate	42.7%	43.2%	41.2%

The following table provides a reconciliation of AWR’s and GSWC’s unrecognized tax benefits at December 31, 2011, 2010 and 2009:

	2011		2010		2009
(dollars in thousands)	AWR	GSWC	AWR	GSWC	AWR	GSWC
Unrecognized tax benefits at beginning of period	$—	$—	$4,110	$4,110	$4,223	$4,223
Increases as a result of tax positions taken prior to the period	—	—	—	—	—	—
Decreases as a result of tax positions taken prior to the period	—	—	(4,110)	(4,110)	—	—
Increases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases as a result of tax positions taken during the period	—	—	—	—	—	—
Decreases relating to settlements with taxing authorities	—	—	—	—	(113)	(113)
Reductions as a result of lapses of statute-of-limitation periods	—	—	—	—	—	—
Unrecognized tax benefits at end of period	$—	$—	$—	$—	$4,110	$4,110

For both AWR and GSWC, there was no portion of the unrecognized-tax-benefit balance at December 31, 2011 that would affect the effective tax rate if recognized.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

At December 31, 2011, AWR and GSWC included $2,364,000 and $2,314,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR and GSWC recognized $121,000 and $102,000 respectively, of interest income from taxing authorities during the year ended December 31, 2011.  At December 31, 2010, AWR and GSWC included $2,285,000 and $2,319,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $1,367,000 and $1,345,000, respectively, of interest income from taxing authorities during the year ended December 31, 2010.  AWR and GSWC recognized $65,000 and $86,000, respectively, of interest income from taxing authorities during the year ended December 31, 2009.

At December 31, 2011, 2010 and 2009, Registrant had no significant accruals for income-tax-related penalties.  Registrant did not recognize any significant income-tax-related penalties during the years ended December 31, 2011, 2010 and 2009.

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

Following AWR’s conference with Appeals during the second quarter of 2010, Registrant and the IRS worked towards reaching a settlement of all years under examination during the second through fourth quarters of 2010.  This culminated in AWR agreeing, in the fourth quarter of 2010, to revised RARs for all of the years under examination. The agreement resulted in Registrant decreasing its unrecognized-tax-benefit balance to zero as of December 31, 2010, with corresponding adjustments to its deferred taxes; however, as the refunds resulting from the agreement are subject to review by the Congressional Joint Committee of Taxation, the years under examination are not considered “effectively settled” under the accounting guidance for tax uncertainties.  Nonetheless, Registrant reasonably anticipates that the IRS will issue refunds resulting from the agreement by December 31, 2012.

AWR’s 2006 through 2010 tax years remain subject to examination by the IRS and state taxing authorities. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2006 tax years, also in connection with the Consent.

Changes in Federal Tax Law

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

Change in State Tax Law

AWR receives a tax benefit for expenses incurred at the parent-company level.  For the years ended December 31, 2011, 2010 and 2009, the taxes recorded at AWR also include the effect of changes in California law relating to state unitary tax principles during the first quarter of 2009.  Management intends to elect, commencing with the 2011 tax year filing in 2012, an alternative apportionment method made available by tax law changes in 2009.  As a result of management’s intention to apply the alternative method, AWR adjusted its deferred tax balances in the first quarter of 2009 to reflect the expected amount at which it will realize its California deferred taxes consistent with the change in tax law, and refined certain related estimates.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009. While the effect of the tax law changes will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

GSWC continues to compute its state tax expense as if GSWC was autonomous and not a member of AWR’s unitary group.  This approach is consistent with the methodology used for ratemaking purposes.  Given that 100 percent of GSWC’s activities are conducted within California, GSWC’s state tax expense does not reflect apportionment of its income; consequently, the change in California law has had no effect upon GSWC’s state taxes.

Note 11 — Employee Benefit Plans

Pension and Post-Retirement Medical Plans:

Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”).

At December 31, 2011, Registrant had 1,019 participants in the Pension Plan.

In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a new defined contribution plan.  Under the new plan, Registrant will provide a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the defined benefit plan.  For the year ended December 31, 2011, Registrant contributed $85,000 to the defined contribution plan.

Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995, through a medical insurance plan. Eligible employees, who retire prior to age 65, and/or their spouses, are able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s post-retirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003. At December 31, 2011, Registrant had 334 participants in the post-retirement medical plan.

In accordance with the guidance for accounting for the effects of certain types of regulation, Registrant has established a regulatory asset for its underfunded position in its post-retirement defined benefit plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.

The following table sets forth the Pension Plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued post-retirement liability at December 31, 2011 and 2010:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2011	2010	2011	2010
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$118,766	$103,086	$12,057	$11,166
Service cost	5,624	4,795	391	390
Interest cost	6,524	6,104	549	626
Actuarial loss (gain)	18,719	7,909	(236)	255
Benefits/expenses paid	(3,506)	(3,128)	(313)	(380)
Projected benefit obligation at end of year	$146,127	$118,766	$12,448	$12,057
Changes in Plan Assets:
Fair value of plan assets at beginning of year	$90,179	$74,001	$6,959	$6,060
Actual return on plan assets	(326)	10,723	319	680
Employer contributions	6,563	8,583	951	600
Benefits/expenses paid	(3,506)	(3,128)	(313)	(380)
Fair value of plan assets at end of year	$92,910	$90,179	$7,916	$6,960
Funded Status:
Net amount recognized as accrued pension cost	$(53,217)	$(28,587)	$(4,532)	$(5,097)

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2011	2010	2011	2010
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(53,217)	(28,587)	(4,532)	(5,097)
Net amount recognized	$(53,217)	$(28,587)	$(4,532)	$(5,097)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$1,256	$1,675
Prior service cost (credit)	522	640	(833)	(1,032)
Net loss	49,983	25,831	147	402
Regulatory assets	50,505	26,471	570	1,045
Unfunded accrued pension cost	2,712	2,116	3,962	4,052
Net liability recognized	$53,217	$28,587	$4,532	$5,097

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$26,471	$25,320	$1,045	$1,435
Net loss (gain)	25,394	2,439	(256)	(171)
Amortization of initial net obligation	—	—	(419)	(419)
Amortization of prior service (cost) credit	(118)	(118)	200	200
Amortization of net loss	(1,242)	(1,170)	—	—
Total change in regulatory asset	24,034	1,151	(475)	(390)
Regulatory asset at end of year	$50,505	$26,471	$570	$1,045

Net periodic pension costs	$7,159	$6,934	$861	$980
Change in regulatory asset	24,034	1,151	(475)	(390)
Total recognized in net periodic pension cost and regulatory asset	$31,193	$8,085	$386	$590

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$(419)	$(419)
Prior service cost	(118)	(118)	200	200
Net loss	(3,114)	(1,191)	—	—

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$146,127	$118,766	$12,448	$12,057
Accumulated benefit obligation	122,399	99,254	N/A	N/A
Fair value of plan assets	92,910	90,179	7,916	6,960

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.65%	5.55%	4.45%	5.20%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

In accordance with ratemaking, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2011, 2010 and 2009 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$5,624	$4,795	$4,327	$391	$390	$320
Interest cost	6,524	6,104	5,739	549	626	637
Expected return on plan assets	(6,349)	(5,253)	(3,889)	(298)	(255)	(208)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost (credit)	118	118	118	(200)	(200)	(200)
Amortization of actuarial loss	1,242	1,170	2,288	—	—	—
Net periodic pension cost under accounting standards	$7,159	$6,934	$8,583	$861	$980	$968
Regulatory adjustment - deferred	(209)	(1,823)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$6,950	$5,111	$8,583	$861	$980	$968

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.55%	6.05%	6.15%	5.20%	5.85%	6.40%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2011, 2010 and 2009.

Regulatory Adjustment:

On November 19, 2010, the CPUC issued a final decision on the Region II, Region III and general office rate case.  Among other things, the decision authorized GSWC to establish a two-way balancing account, effective January 1, 2010, for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates for 2010, 2011 and 2012 and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2011 and 2010, GSWC’s actual expense under the accounting standard was greater than the amounts included in customer rates by $209,000 and $1.8 million, respectively.  This under-collection has been recorded in the two-way pension balancing account included in regulatory assets (Note 2).

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2011 and 2010.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are remeasured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2011 and 2010, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2011	2010	2011	2010
Actual Asset Allocations:
Equity securities	56%	64%	60%	60%
Debt securities	42%	33%	39%	38%
Cash equivalents	2%	3%	1%	2%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2011 and 2010.

Target Asset Allocations for 2012:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2011 and 2010.

	Fair Value as of December 31, 2011
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$1,682	—	—	$1,682
Fixed income securities	38,900	—	—	38,900
Equity securities:
U.S. small cap stocks	4,288	—	—	4,288
U.S. mid cap stocks	8,616	—	—	8,616
U.S. large cap stocks	26,803	—	—	26,803
International funds	7,997	—	—	7,997
Real estate funds	4,624	—	—	4,624
Total equity securities	52,328	—	—	52,328
Total investments measured at fair value	$92,910	—	—	$92,910

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$100	—	—	$100
Fixed income	3,064	—	—	3,064
U.S. equity securities (large cap stocks)	4,752	—	—	4,752
Total investments measured at fair value	$7,916	—	—	$7,916

	Fair Value as of December 31, 2010
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,091	—	—	$2,091
Fixed income securities	30,202	—	—	30,202
Equity securities:
U.S. small cap stocks	5,158	—	—	5,158
U.S. mid cap stocks	9,942	—	—	9,942
U.S. large cap stocks	28,813	—	—	28,813
International funds	9,458	—	—	9,458
Real estate funds	4,515	—	—	4,515
Total equity securities	57,886	—	—	57,886
Total investments measured at fair value	$90,179	—	—	$90,179

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$143	—	—	$143
Fixed income	2,640	—	—	2,640
U.S. equity securities (large cap stocks)	4,177	—	—	4,177
Total investments measured at fair value	$6,960	—	—	$6,960

Plan Contributions:

During 2011, Registrant contributed $6.6 million and $951,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute $6.1 million and $500,000 to its pension and post-retirement medical plans in 2012, respectively.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2011 for the next ten years are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2012	$3,842	$449
2013	4,349	506
2014	4,789	562
2015	5,329	600
2016	5,868	680
Thereafter	39,016	4,675
Total	$63,193	$7,472

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the

Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan of the post retirement plan.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2011, health care cost increases started at 8.0% grading down to 6.5% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  In 2010, health care cost increases started at 8.0% grading down to 6.0% in 10 years for those under age 65, and at 7.0% grading down to 6.0% in 10 years for those 65 and over.  In 2009, health care cost increases started at 8.0% grading down to 5.0% in 10 years for those under age 65, and at 9.0% grading down to 5.0% in 10 years for those 65 and over.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$101	$(87)
Effect on post-retirement benefit obligation	$1,489	$(1,284)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  In May 2009, the Board of Directors approved the establishment of a Rabbi Trust created for the SERP plan.  An amount of $1.4 million was deposited in the Rabbi Trust during the year ended December 31, 2011, which has been included in Registrant’s other property and investments. Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2011, the balance in the Rabbi Trust totals $2.8 million.

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2011 and 2010:

(dollars in thousands)	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$8,468	$5,967
Service cost	600	433
Interest cost	464	354
Actuarial loss	1,292	1,935
Benefits paid	(220)	(221)
Benefit obligation at end of year	$10,604	$8,468
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued pension cost	$(10,604)	$(8,468)
Amounts recognized on the balance sheets:
Current liabilities	$(231)	$(228)
Non-current liabilities	(10,373)	(8,240)
Net amount recognized	$(10,604)	$(8,468)
Amounts recognized in regulatory assets consist of:
Prior service cost	$636	$797
Net loss	3,212	2,055
Regulatory assets	3,848	2,852
Unfunded accrued pension cost	6,756	5,616
Net liability recognized	$10,604	$8,468

	2011	2010
Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$2,852	$1,078
Net loss	1,291	1,935
Amortization of prior service credit	(161)	(161)
Amortization of net loss	(134)	—
Total change in regulatory asset	996	1,774
Regulatory asset at end of year	$3,848	$2,852

Net periodic pension cost	$1,359	$948
Change in regulatory asset	996	1,774
Total recognized in net periodic pension and net income	$2,355	$2,722

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service cost	$(161)	$(161)
Net loss	(307)	(134)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$10,604	$8,468
Accumulated benefit obligation	7,639	5,870
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.65%	5.55%
Salary assumption	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2011, 2010 and 2009 are as follows:

(dollars in thousands, except percent)	2011	2010	2009
Components of Net Periodic Benefits Cost:
Service cost	$600	$433	$350
Interest cost	464	354	331
Amortization of prior service cost	161	161	161
Amortization of net loss	134	—	—
Net periodic pension cost	$1,359	$948	$842

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.55%	6.05%	6.30%
Salary assumption	4.00%	4.00%	4.00%

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2011 for the next ten years are as follows (in thousands):

2012	$231
2013	309
2014	308
2015	307
2016	328
Thereafter	3,000
Total	$4,483

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.9 million, $1.8 million and $1.8 million for 2011, 2010 and 2009, respectively.

Note 12 — Stock Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has three stock incentive plans: the 2000 and 2008 Employee Plans for its employees, and the 2003 Directors Plan for directors, each more fully described below.

2000 and 2008 Employee Plans — AWR adopted the 2000 and 2008 Employee Plans to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally.

For stock options, the Board Committee determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Board Committee. The option price per share was determined by the Board Committee at the time of grant, but was not to be less than 100% of the fair market value of Common Shares on the date of grant.

Each employee who received a grant of a restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the restricted stock units. The restricted stock units vested over a period of three years.  Each restricted stock is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.

2003 Directors Plan — The Board of Directors and shareholders approved the 2003 Directors Plan, which provides the non-employee directors with supplemental stock-based compensation and encourages them to increase their stock ownership in AWR.

Commencing in 2009, non-employee directors have received restricted stock units equal to two and a half times the annual retainer. One-third of these restricted stock units are payable to each non-employee director at the earlier of the first, second and third anniversaries of the date of grant and the date of termination of service as a director.  Restricted stock units credited to each non-employee director’s restricted stock unit account are at all times fully vested and non-forfeitable.

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

The following table presents share-based compensation expenses for the years ended December 31, 2011, 2010 and 2009.  These expenses resulting from stock options, restricted stock and restricted stock units are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2011	2010	2009	2011	2010	2009
Stock-based compensation related to:
Stock options granted to employees and directors	$302	$579	$631	$307	$438	$417
Restricted stock units granted to employees	927	645	476	747	443	303
Restricted stock units granted to directors	291	258	226	291	258	226
Stock-based compensation recognized in the income statement, before taxes	1,520	1,482	1,333	1,345	1,139	946
Income tax benefit (1)	—	—	—	—	—	—
Total stock-based compensation after income taxes	$1,520	$1,482	$1,333	$1,345	$1,139	$946

(1)         A net income tax benefit is not reflected for GSWC, as its tax benefit recognition was fully offset by the recognition of a regulatory liability as a result of the flow-through treatment of its compensatory expenses for regulatory purposes.

Equity-based compensation cost, capitalized as part of utility plant for the year ended December 31, 2011 was $247,000 for both AWR and GSWC. For the year ended December 31, 2010, the equity-based compensation cost, capitalized as part of utility plant was $190,000 for both AWR and GSWC.  For the year ended December 31, 2009, the equity-based compensation cost, capitalized as part of utility plant was $226,000 and $225,000, respectively, for both AWR and GSWC.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 and 2008 Employee Plans vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.

Valuation of Stock Options

Registrant estimated the fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2011, 2010 and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of stock units and restricted stock was determined based on the closing trading price of Common Shares on the grant date.

The fair value of each option grant during the years ended December 31, 2011, 2010 and 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Weighted-average fair value of option granted	$7.15	$7.02	$6.33
Risk-free interest rate	2.48%	2.48%	1.52%
Expected annual dividend yield	3.04%	3.04%	2.84%
Expected volatility factor	28.98%	28.98%	26.67%
Expected option term (in years)	5	5	5

Summary of key assumptions — The risk-free interest rate for periods equal to the expected term of the share option was based on the U.S. Treasury yield curve in effect at the time of grant. Dividend yield reflects the current dividend rate at the date of grant. The stock volatility for each grant is measured using the weighted average of historical monthly and daily price changes of the Common Shares over the most recent period equal to the expected option life of the grant. Registrant develops expected option terms by reviewing detailed external information about employee exercise behavior.  Accounting guidance also requires entities to estimate the number of forfeitures expected to occur and record expense based upon the number of awards expected to vest.

Stock Options — A summary of stock option activity as of December 31, 2011, and changes during the year ended December 31, 2011, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	726,405	$32.00
Granted	75	34.00
Exercised	(88,713)	(26.49)
Forfeited or expired	(17,783)	(33.08)
Options outstanding at December 31, 2011	619,984	$32.75	2.47	$1,329,928
Options exercisable at December 31, 2011	518,404	$32.53	4.81	$1,226,210

The weighted-average grant-date fair value of options granted by Registrant during the year ended December 31, 2011 was $7.15.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2011 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2011.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $766,000, $281,000 and $138,000, respectively.

During the years ended December 31, 2011, 2010 and 2009, Registrant received approximately $2,350,000, $857,000 and $309,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $336,000, $111,000 and $80,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2011, approximately $213,000 of total unrecognized compensation cost related to outstanding stock options is expected to be recognized over a remaining period ranging from 0.08 to 2.08 years.

Restricted Stock and Stock Units — A summary of the status of Registrant’s outstanding restricted stock units to employees and directors as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2011	105,727	$31.42
Granted	63,733	34.04
Vested	(29,618)	(33.70)
Forfeited	(2,169)	(33.83)
Restricted share units at December 31, 2011	137,673	$34.37

As of December 31, 2011, there was approximately $1,234,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.35 years.

AWR has no restricted stock outstanding as of December 31, 2011.

Note 13 - Business Risks and Commitments

GSWC is engaged in supplying water and electric service to the public. Registrant is required to provide service and grant credit to customers within its defined service areas. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2011, which is about the same percentage as in 2010 and 2009. Registrant faces additional risks associated with weather conditions, adequacy and quality of water supplies, regulatory decisions, pronouncements and laws, water-related litigation, and general business conditions.

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  There are 26 member public agencies of MWD, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of other member water agencies. Its combined MWD water purchases through six separate MWD member agencies total more than 47,000 acre feet annually.  MWD’s principal sources of water are the State Water Project and the Colorado River.

GSWC has contracts with MWD member agencies, various governmental entities and other parties to purchase water or water rights for an aggregate amount of $27.4 million as of December 31, 2011.  Contracts for $20.7 million for minimum purchases under take or pay contracts, based on current wholesale rates, expire on an agreement by agreement basis commencing in 2012. GSWC intends to work with the respective parties of these contracts to address future water supply needs.  The amount of the remaining obligations was estimated based on current rates per acre-foot. These rates may be changed annually. Also included in the $27.4 million is a remaining commitment of $3.8 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining amounts of $2.9 million are commitments for purchased water with various third parties which expire commencing in 2013 through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2011 are as follows, in thousands:

2012	$21,485
2013	543
2014	331
2015	331
2016	331
Thereafter	4,394
Total	$27,415

Bear Valley Electric:

GSWC purchases power from Shell Energy North America (US), LP (“Shell”) at a fixed cost. The main product under the contract with Shell provides for 13 MWs of electric energy at an average fixed price of $67.15 per MWh beginning January 1, 2009 through November 30, 2013. During the winter peak, another product under the Shell contract provided for 7 MWs of electric energy at an average fixed price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  GSWC’s total commitment under this agreement amounts to $40.9 million, of which $16.7 million remains outstanding as of December 31, 2011.

On January 12, 2012, GSWC executed a purchase power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval and, if approved, would enable GSWC to purchase from EDF 12 MWs of base load energy at a fixed price to be negotiated upon CPUC approval of the master agreement. GSWC plans to file for approval of the agreement with the CPUC during the first quarter of 2012 and will also request a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the Shell agreement.

The average minimum load at GSWC’s BVES customer service area has been approximately 14 MWs. The average winter load has been 20 MWs with a winter peak of 44 MWs when the snowmaking machines at the ski resorts are operating.  In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. GSWC owns a natural gas-fueled 8.4 MW generation facility that became commercially operational in 2005, and assists GSWC in meeting demand.

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

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices under non-cancelable operating leases with varying terms, provisions, and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2011, 2010 and 2009, Registrant’s consolidated rent expense was approximately $2,900,000, $3,437,000 and $3,268,000 respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

2012	$2,662
2013	2,304
2014	1,537
2015	583
2016	450
Thereafter	1,069
Total	$8,605

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 14 - Contingencies

Water Quality-Related Litigation:

Perchlorate and/or Volatile Organic Compounds (“VOC”) have been detected in certain wells servicing GSWC’s South San Gabriel System. GSWC filed suit in federal court, along with two other affected water purveyors and the San Gabriel Basin Water Quality Authority, together known as the “Water Entities”, against some of those allegedly responsible for the contamination of two of these wells. In response to the filing of the lawsuit, the Potentially Responsible Party (“PRP”) defendants filed motions to dismiss the suit or strike certain portions of the suit. The judge issued a ruling on April 1, 2003 granting in part and denying in part the PRP’s motions. A key ruling of the court was that the water purveyors, including GSWC, by virtue of their ownership of wells contaminated with hazardous chemicals are themselves PRPs under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). GSWC has amended its suit to claim certain affirmative defenses as an “innocent” party under CERCLA. GSWC is presently unable to predict an estimate range of loss, if any, in the event that GSWC is deemed to be a PRP, or on GSWC’s ability to fully recover from the PRPs, past and future costs associated with the treatment of these wells.  On August 29, 2003, the US Environmental Protection Agency (“EPA”) issued Unilateral Administrative Orders (“UAO”) against 41 parties deemed responsible for polluting the groundwater in portions of the San Gabriel Valley from which those impacted GSWC wells draw water. The UAO requires these parties to remediate the contamination.

On October 12, 2004, the judge in the lawsuit stayed the matter in order to allow the parties to explore settlement and appointed a special master to oversee mandatory settlement discussions between the PRPs and the Water Entities. EPA has also conducted settlement discussions with several PRPs regarding the UAO. The Water Entities and EPA have worked closely to coordinate their settlement discussions under the auspices of the special master in order to arrive at a complete resolution of all issues affecting the lawsuit and the UAO. Settlements have been reached with a majority of the PRPs.

On March 28, 2011, the Court lifted the stay and the matter has proceeded in litigation. The EPA filed a separate complaint against the remaining PRPs and their matter was consolidated with those filed by the Water Entities.  Since October 17, 2011 several 30-day stays were granted to continue settlement discussions.  During these 30-day stays, EPA and Water Entities have successfully reached settlements with most of the remaining PRPs.  On January 15, 2012, the stay was lifted and the case entered discovery phase as settlement negotiations with the remaining few PRPs are progressing.  Registrant believes it will reach settlements with all the PRPs.  However, Registrant is presently unable to predict the ultimate outcome of this matter.

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

Although the City of Claremont, California (the “City”) located in GSWC’s Region III, has not initiated the formal condemnation process pursuant to California law, the City has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. On January 5, 2012, the Claremont City council members directed staff to pursue analysis required for potential acquisition of the water system and allocated funds from its general reserve for such analysis. GSWC serves approximately 11,000 customers in Claremont.

The Town of Apple Valley (the “Town”) abandoned its activities related to a potential condemnation of GSWC’s water system serving the Town in 2007. However, in January 2011, the Town Council directed staff to update the previously prepared financial feasibility study for the acquisition of GSWC’s water systems. The Town also created a Blue Ribbon Water Commission (“BRWC”) to provide recommendations on the items pending before the CPUC associated with the two water companies (including GSWC) serving the Town.  The BRWC recommended against acquisition at this time based on current economic conditions. The Town has not yet made a decision based on the recommendation.  GSWC’s Apple Valley water systems serve approximately 2,900 customers.

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

Except for the City of Claremont, Town of Apple Valley and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area. No formal condemnation proceedings have been filed against any of the Registrant’s service areas during the past three years.

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

Aerojet Note Receivable:

Pursuant to the settlement agreement with Aerojet discussed in Note 2, GSWC has a note receivable which is scheduled to be paid by Aerojet in installments over five years beginning in December 2009.  As of December 31, 2011, GSWC has received from Aerojet a total of $7.3 million including interest as payments under the terms of the 2004 settlement agreement. As of December 31, 2011, the unpaid portion of the note receivable is $4.1 million, comprised of $3.2 million in principal and $0.9 million in accrued interest. At this time, management believes the note receivable from Aerojet is fully collectible and has not provided a reserve for uncollectible amounts as of December 31, 2011.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent site assessments have been conducted which showed that there was more gasoline at higher concentrations spread over a larger area than previously measured.  Remediation is estimated to take two more years, followed by at least one year of monitoring and reporting.  As of December 31, 2011, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of December 31, 2011, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2011, GSWC has unconditional purchase obligations for capital projects of approximately $24.1 million.

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

Note 16 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. Within the segments, AWR has two continuing principal business units: water and electric service utility operations conducted through GSWC, and a contracted services unit conducted through ASUS and its subsidiaries. All activities of GSWC are geographically located within California.  The operating activities of CCWC have been included in discontinued operations as described in Note 19.  All activities of CCWC are located in the state of Arizona. Both GSWC and CCWC are rate-regulated utilities.  AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

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

	As Of And For The Year Ended December 31, 2011
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$299,806	$36,280	$—	$83,188	$—	$419,274
Operating income (loss) (1)	77,017	6,661	(356)	11,855	(73)	95,104
Interest expense, net	20,990	1,501	—	372	(41)	22,822
Identifiable assets	852,264	39,681	—	4,555	—	896,500
Depreciation and amortization expense	35,450	2,011	—	888	—	38,349
Income tax expense/(benefit)	24,151	1,820	(145)	4,431	(181)	30,076
Income from discontinued operations, net of tax (2)	—	—	1,612	—	2,237 (3)	3,849
Capital additions	73,991	4,447	—	1,843	—	80,281

	As Of And For The Year Ended December 31, 2010
	GSWC		CCWC	ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent		AWR
Operating revenues	$290,781	$35,801	$—	$72,360	$—		$398,942
Operating income (loss) (1)	58,121	5,680	(1,103)	11,487	(366)		73,819
Interest expense, net	17,803	1,498	—	(224)	153		19,230
Identifiable assets	813,942	37,425	—	3,589	—		854,956
Depreciation and amortization expense	34,360	2,240	—	805	—		37,405
Income tax expense/(benefit)	17,042	2,041	(449)	4,535	(134)		23,035
Income (loss) from discontinued operations, net of tax (2)	—	—	2,532	—	(426	)(3)	2,106
Capital additions	74,264	2,700	688	1,398	—		79,050

	As Of And For The Year Ended December 31, 2009
	GSWC		CCWC	ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent	AWR
Operating revenues	$265,197	$28,922	$—	$59,132	$—	$353,251
Operating income (loss) (1)	64,039	(553)	(915)	6,358	(87)	68,842
Interest expense, net	18,327	2,173	—	351	137	20,988
Identifiable assets	781,874	37,170	—	2,983	—	822,027
Depreciation and amortization expense	28,609	2,258	—	664	—	31,531
Income tax expense/(benefit)	18,299	(490)	(372)	2,226	(962)	18,701
Income from discontinued operations, net of tax (2)	—	—	157	—	—	157
Capital additions	72,702	1,869	1,488	1,400	—	77,459

(1)         Operating income (loss) includes CCWC’s allocated corporate overhead costs that are now primarily at GSWC.

(2)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.  Identifiable assets for CCWC were $0, $44.0 million, and $44.4 million as of December 31, 2011, 2010, and 2009, respectively, recorded as assets of discontinued operations.

(3)         Included in discontinued operation for the year ended December 31, 2011 and 2010 are direct transaction costs of $449,000 ($217,000 after tax) and $708,000 ($426,000 after tax), respectively, for legal and consulting services in connection with the sale of CCWC.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2011, 2010 and 2009 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$1,051	$1,158	$1,220
Provision charged to expense	887	1,083	1,046
Accounts written off, net of recoveries	(890)	(1,190)	(1,108)
Balance at end of year	$1,048	$1,051	$1,158

Allowance for doubtful accounts related to accounts receivable-customer	$715	$670	$657
Allowance for doubtful accounts related to receivable from U.S. government	—	43	67
Allowance for doubtful accounts related to other accounts receivable	333	338	434
Total allowance for doubtful accounts	$1,048	$1,051	$1,158

	GSWC
	December 31,
(dollars in thousands)	2011	2010	2009
Balance at beginning of year	$1,005	$1,088	$1,039
Provision charged to expense	884	1,083	1,046
Accounts written off, net of recoveries	(884)	(1,166)	(997)
Balance at end of year	$1,005	$1,005	$1,088

Allowance for doubtful accounts related to accounts receivable-customer	$715	$670	$657
Allowance for doubtful accounts related to other accounts receivable	290	335	431
Total allowance for doubtful accounts	$1,005	$1,005	$1,088

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Taxes and Interest Paid:
Income taxes paid	$31,842	$22,287	$14,858	$25,810	$16,310	$15,172
Interest paid	22,671	21,632	20,217	22,463	21,016	19,534

Non-Cash Transactions:
Accrued payables for investment in utility plant	$13,717	$9,046	$9,729	$13,717	$9,046	$9,729
Property installed by developers and conveyed	$1,264	$3,471	$3,838	$1,264	$3,471	$2,998

Note 19 — Discontinued Operations:

On June 7, 2010, Registrant entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of CCWC for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt.  Regulatory approval of the transaction was received from the Arizona Corporation Commission (“ACC”) on April 7, 2011.  On May 26, 2011, CCWC’s Board of Directors declared a $1.5 million cash dividend to AWR, which was also paid on May 26, 2011. The sale closed on May 31, 2011 and AWR received approximately $29.0 million in cash which was used primarily to pay down short-term borrowings.    In addition, the purchase price was subject to certain adjustments for changes in retained earnings based on a final audit, which resulted in an additional $578,000 received by AWR in the third quarter of 2011.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million.

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

A summary of discontinued operations presented in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	For The Years Ended December 31,
(dollars in thousands)	2011 (5)	2010	2009
Operating revenues	$3,492	$8,745	$7,722

Supply costs	584	1,467	1,761
Other operating expenses (1)	836	2,770	5,309
Gain on settlement for removal of a well	(760)	—	—
Total operating expenses	660	4,237	7,070

Operating income	2,832	4,508	652

Interest expense, net	(142)	(356)	(371)

Income before income taxes	2,690	4,152	281

Income tax expense (2)	1,078	1,620	124
Income from the operations of discontinued operations, net of tax	1,612	2,532	157

Gain on sale of business, net of tax	2,454	—	—
Transaction costs, net of taxes (3)	(217)	(426)	—
Income from discontinued operations (4)	$3,849	$2,106	$157

(1)         In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)         Income tax expense does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)         Included in discontinued operations for the twelve months ended December 31, 2011 and 2010 are direct transaction costs of $449,000 and $708,000, respectively, for legal and consulting services in connection with the sale of CCWC.

(4)         Corporate overhead costs allocated to CCWC have been excluded from discontinued operations.  The majority of these costs continue to be incurred, primarily at GSWC.  Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income.  Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $356,000, $1,103,000 and $915,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

(5)         The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011.

Note 20 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of basic earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2011
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues from continuing operations	$94,307	$109,829	$119,897	$95,241	$419,274
Operating income from continuing operations	17,995	29,139	32,420	15,550	95,104
Income from continuing operations, net of tax	6,955	12,728	15,617	6,710	42,010
Income (loss) from discontinued operations, net of tax	634	3,234	(18)	(1)	3,849
Basic earnings per share:
Income from continuing operations	0.37	0.68	0.83	0.36	2.24
Income from discontinued operations	0.03	0.17	—	—	0.20
Diluted earnings per share:
Income from continuing operations	0.37	0.68	0.83	0.35	2.23
Income from discontinued operations	0.03	0.17	—	—	0.20

	GSWC
	For The Year Ended December 31, 2011
(in thousands)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Year
Operating revenues	$75,050	$87,861	$98,502	$74,673	$336,086
Operating income	17,038	24,711	28,400	13,529	83,678
Net Income	6,402	10,005	13,028	5,387	34,822

	AWR
	For The Year Ended December 31, 2010
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Year
Operating revenues from continuing operations	$88,466	$95,476	$111,300	$103,700	$398,942
Operating income from continuing operations	19,151	21,150	16,897	16,621	73,819
Income from continuing operations, net of tax	8,290	8,870	5,669	8,262	31,091
Income from discontinued operations, net of tax	200	105	983	818	2,106
Basic earnings per share:
Income from continuing operations	$0.45	$0.47	$0.31	$0.44	$1.67
Income from discontinued operations	$0.01	$0.01	$0.05	$0.04	$0.11
Diluted earnings per share:
Income from continuing operations*	$0.44	$0.47	$0.30	$0.44	$1.66
Income from discontinued operations	$0.01	$0.01	$0.05	$0.04	$0.11

	GSWC
	For The Year Ended December 31, 2010
(in thousands)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Year
Operating revenues	$67,036	$80,661	$90,551	$88,334	$326,582
Operating income	11,659	19,779	13,985	18,378	63,801
Net Income	3,564	8,094	4,153	9,299	25,110

*   The sum of the quarterly 2010 diluted earnings per share amounts do not agree to the yearly totals due to rounding.

(1)      The third quarter of 2010 reflects a $9.0 million pretax charge related to the impairment of assets and loss contingencies in connection with regulatory matters as a result of proposed CPUC decisions issued in October 2010.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

American States Water Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 12, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Golden State Water Company:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 12, 2012

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President, Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

March 12, 2012

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

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2011.

(c)    Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)    Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership”, and “Proposal 2, Approval of an Amendment and Restatement of our 2008 Stock Incentive Plan” and is incorporated herein by reference pursuant to General Instruction G(3).

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

Item 14. Principal Accounting Fees and Services

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption therein entitled “Proposal 4:  Ratification of Auditors” and is incorporated herein by reference pursuant to General Instruction G(3).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as a part of this Annual Report on Form 10-K:

1. Reference is made to the Financial Statements incorporated herein by reference to Part II, Item 8 hereof.

2. Schedule I — Condensed Financial Information of AWR. Schedules II, III, IV, and V are omitted as they are not applicable.

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

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 30, 2009 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant’s Form S-3D filed November 12, 2008

10.10

Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on November 5, 2008(2)

10.11	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009(2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13

Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14

Subcontract among  the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15

Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system  incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16

Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed June 3, 2010

10.17	Form of Indemnification Agreement for executive officers and directors incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

10.18

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2005 (2)

10.19

Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (2)

10.20	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (2)

10.21

Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006

10.22

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan  incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed November 5, 2008 (2)

10.23

Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.23

Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.25	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.26

Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.27	2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.28	Form of Award Agreement for Awards under the 2011 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2011(2)

10.29	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.30	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.31	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

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

21.	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)             Filed concurrently herewith

(2)             Management contract or compensatory arrangement

(3)             Furnished concurrently herewith

(c)             See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		March 12, 2012
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		March 12, 2012
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of GSWC

/s/ EVA G. TANG		March 12, 2012
Eva G. Tang
Principal Financial and Accounting Officer,
Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		March 12, 2012
James L. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		March 12, 2012
Diana M. Bontá
Director of AWR and GSWC

/s/ N.P. DODGE, JR.		March 12, 2012
N.P. Dodge, Jr.
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		March 12, 2012
Anne M. Holloway
Director of AWR and GSWC

/s/ ROBERT F. KATHOL		March 12, 2012
Robert F. Kathol
Director of AWR and GSWC

/s/ GARY F. KING		March 12, 2012
Gary F. King
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		March 12, 2012
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		March 12, 2012
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2011	2010
Assets

Cash and equivalents	$981	$2,091
Inter-company loan receivables	10,292	48,475
Income taxes receivable	1,447	1,291
Deferred income taxes — current	—	641
Total current assets	12,720	52,498

Investments in subsidiaries	395,415	385,407
Other assets	3,010	2,347
Total assets	$411,145	$440,252

Liabilities and Capitalization

Notes payable to bank	$2,000	$60,900
Income taxes payable	—	992
Deferred taxes and other liabilities	166	240
Total current liabilities	2,166	62,132

Deferred taxes	—	126
Income taxes payable and other liabilities	313	453
Total other liabilities	313	579

Common shareholders’ equity	408,666	377,541
Total capitalization	408,666	377,541

Total liabilities and capitalization	$411,145	$440,252

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Operating revenues and other income	$238	$—	$24
Operating expenses	521	1,385	223
Operating income / (loss)	(283)	(1,385)	(199)

Equity in earnings of subsidiaries	46,483	34,165	28,768

Income before income taxes	46,200	32,780	28,569

Income tax expense (benefit)	341	(417)	(962)

Net income	$45,859	$33,197	$29,531

Weighted Average Number of Common Shares Outstanding	18,693	18,585	18,052
Basic Earnings Per Common Share	$2.44	$1.78	$1.63

Weighted Average Number of Diluted Common Shares Outstanding	18,837	18,736	18,188
Fully Diluted Earnings per Common Share	$2.43	$1.77	$1.62

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2011	2010	2009

Cash Flows From Operating Activities	$17,945	$17,627	$18,995

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	36,786	(22,475)	20,351
Increase in investment of subsidiary	(10,000)	(20,000)	—
Proceeds from the sale of CCWC	29,603	—	—
Net cash provided (used) in investing activities	56,389	(42,475)	20,351

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,658	1,838	35,796
Proceeds from stock option exercises	2,350	857	309
Net change in notes payable to banks	(58,900)	43,500	(57,300)
Dividends paid	(20,552)	(19,326)	(18,098)
Net cash provided (used) in financing activities	(75,444)	26,869	(39,293)

Increase (decrease) in cash and equivalents	(1,110)	2,021	53
Cash and equivalents at beginning of period	2,091	70	17

Cash and equivalents at the end of period	$981	$2,091	$70

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

Note 2 — Note Payable to Banks

AWR (parent) established a syndicated credit facility, as amended, that expires in May 2013, which provides for borrowings up to $100.0 million.  AWR may, under the terms of the amended credit agreement, elect to increase the aggregate bank commitments by up to $40.0 million. The aggregate effective amount that may be outstanding under letters of credit has been increased to $25.0 million from $20.0 million.  The rates (spreads to LIBOR) at which AWR may borrow under this facility increased due to market conditions and the lenders consented to modifications to certain of the covenants in the amended credit agreement requested by AWR. AWR has obtained letters of credit, in the aggregate amount of $12.4 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $540,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; (iv) a $1.4 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received for reimbursement of costs related to conversion of non-metered service to metered service in GSWC’s Cordova water system; and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Edison to cover GSWC’s commitment to pay the settlement amount. There were no compensating balances required.

At December 31, 2011, $2.0 million was outstanding under this facility. AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.  AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2011	2010	2009
Balance Outstanding at December 31,	$2,000	$60,900	$17,400
Interest Rate at December 31,	1.51%	1.47%	0.87%
Average Amount Outstanding	$25,713	$37,623	$33,697
Weighted Average Annual Interest Rate	1.46%	1.40%	1.18%
Maximum Amount Outstanding	$64,900	$63,900	$78,700

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR (parent) must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating of Baa3 or BBB-.  As of December 31, 2011, 2010 and 2009, AWR (parent) was in compliance with these requirements.

Note 3 — Income Taxes

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  On February 20, 2009, California’s governor signed two bills into law that amended and added several new provisions to California’s Revenue and Taxation Code.  This resulted in the recording of a benefit of approximately $918,000 during the first quarter of 2009, without a material change through the end of 2011. While the effect of the tax law change will continue to affect AWR’s state taxes, the future effects may be beneficial or detrimental depending on a combination of the profitability of AWR’s non-California activities as well as the relative proportion of the factor(s) applied by its apportionment method.  Periodically, management will assess its intention to apply the alternative method and will adjust its deferred tax balances accordingly.

Note 4 — Sale of Chaparral City Water Company

On June 7, 2010, AWR (parent) entered into a stock purchase agreement with EPCOR Water (USA) Inc. to sell all of the common shares of its wholly-owned subsidiary, Chaparral City Water Company (“CCWC”) for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt.  Regulatory approval of the transaction was received from the Arizona Corporation Commission (“ACC”) on April 7, 2011.  On May 26, 2011, CCWC’s Board of Directors declared a $1.5 million cash dividend to AWR, which was also paid on May 26, 2011. The sale closed on May 31, 2011 and AWR received approximately $29.0 million in cash which was used primarily to pay down short-term borrowings.   In addition, the purchase price was subject to certain adjustments for changes in retained earnings based on a final audit, which resulted in an additional $578,000 received by AWR in the third quarter of 2011.  The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million.