Form 10-Q
period 2013-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2013-08-08
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013
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

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
American States Water Company

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No☒
Golden State Water Company	Yes ☐ No☒
As of August 6, 2013, the number of Common Shares outstanding, of American States Water Company was 19,344,402 shares. As of August 6, 2013, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY
FORM 10-Q

INDEX

3

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

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled General in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

Forward-Looking Information

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

•
The outcome of regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices or other independent audits of our costs

•	Changes in the policies and procedures of the California Public Utilities Commission (“CPUC”)

•	Timeliness of CPUC action on rates

•	Our ability to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•	The impact of increasing opposition to GSWC rate increases on our ability to recover our costs through rates and on the size of our customer base

•	Our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure

•
Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•
Changes in accounting valuations and estimates, including those resulting from changes in our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

•	Changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements

•
Availability of water supplies, which may be adversely affected by changes in weather patterns, contamination and court decisions or other governmental actions restricting use of water from the Colorado River, transportation of water to GSWC’s service areas through the California State Water Project or pumping of groundwater

•	Our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations

•
Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process and the time and expense incurred by us in obtaining recovery of such costs

•	Adequacy of our power supplies for GSWC’s Bear Valley Electric Service division and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•	Our ability to comply with the CPUC’s renewable energy procurement requirements

•	Changes in GSWC customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•	Changes in accounting treatment for regulated utilities

•	Changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•	Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•	Delays in filing for or obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•	Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•	Inaccurate assumptions used in preparing bids in our contracted services business

•	Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•	Failure to comply with the terms of our military privatization contracts

•	Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•	Implementation, maintenance and upgrading of our information technology systems

•	General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

•
Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•
The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•
Potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber attack or other cyber incident

•
Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•	Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2012 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2013	December 31, 2012
Property, Plant and Equipment
Regulated utility plant, at cost	$1,393,711	$1,351,086
Non utility property, at cost	9,121	9,021
Total	1,402,832	1,360,107
Less - Accumulated depreciation	(456,092)	(442,316)
Net property, plant and equipment	946,740	917,791

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	14,005	13,755
Total other property and investments	15,121	14,871

Current Assets
Cash and cash equivalents	8,525	23,486
Accounts receivable — customers (less allowance for doubtful accounts of $742 in 2013 and $797 in 2012)	27,401	19,491
Unbilled revenue	20,131	16,147
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and $8 in 2012)	7,369	12,905
Other accounts receivable (less allowance for doubtful accounts of $372 in 2013 and $423 in 2012)	7,275	7,062
Income taxes receivable	2,001	16,547
Materials and supplies, at average cost	6,120	5,348
Regulatory assets — current	35,364	32,336
Prepayments and other current assets	4,189	4,391
Costs and estimated earnings in excess of billings on uncompleted contracts	52,843	37,703
Deferred income taxes — current	9,902	8,617
Total current assets	181,120	184,033

Regulatory and Other Assets
Regulatory assets	149,529	143,679
Costs and estimated earnings in excess of billings on uncompleted contracts	2,151	436
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and 2012)	2,827	4,535
Deferred income taxes	11	11
Other	15,487	15,587
Total regulatory and other assets	170,005	164,248

Total Assets	$1,312,986	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2013	December 31, 2012
Capitalization
Common shares, no par value	$251,627	$249,322
Earnings reinvested in the business	213,758	205,257
Total common shareholders’ equity	465,385	454,579
Long-term debt	332,359	332,463
Total capitalization	797,744	787,042

Current Liabilities
Long-term debt — current	3,383	3,328
Accounts payable	55,216	40,569
Income taxes payable	437	511
Accrued other taxes	6,599	8,167
Accrued employee expenses	9,202	9,919
Accrued interest	3,916	3,909
Unrealized loss on purchased power contracts	1,147	3,060
Billings in excess of costs and estimated earnings on uncompleted contracts	2,299	12,572
Dividends payable	7,811	—
Other	12,438	11,662
Total current liabilities	102,448	93,697

Other Credits
Advances for construction	68,831	70,781
Contributions in aid of construction - net	113,187	106,450
Deferred income taxes	148,641	142,597
Unamortized investment tax credits	1,836	1,881
Accrued pension and other postretirement benefits	73,493	71,618
Other	6,806	6,877
Total other credits	412,794	400,204

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,312,986	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Water	$84,069	$81,157
Electric	8,397	8,373
Contracted services	28,229	25,052
Total operating revenues	120,695	114,582

Operating Expenses
Water purchased	16,670	13,831
Power purchased for pumping	2,332	2,019
Groundwater production assessment	3,823	3,982
Power purchased for resale	2,828	2,680
Supply cost balancing accounts	(377)	4,163
Other operation expenses	6,519	6,851
Administrative and general expenses	18,113	18,063
Depreciation and amortization	9,768	10,407
Maintenance	4,913	3,852
Property and other taxes	3,748	3,716
ASUS construction expenses	19,064	14,896
Net gain on sale of property	—	(3)
Total operating expenses	87,401	84,457

Operating Income	33,294	30,125

Other Income and Expenses
Interest expense	(5,768)	(5,720)
Interest income	140	495
Other, net	84	(13)
Total other income and expenses	(5,544)	(5,238)

Income from operations before income tax expense	27,750	24,887

Income tax expense	11,148	9,809

Net Income	$16,602	$15,078

Weighted Average Number of Common Shares Outstanding	19,306	18,882
Basic Earnings Per Common Share	$0.85	$0.79

Weighted Average Number of Diluted Shares	19,346	18,945
Fully Diluted Earnings Per Common Share	$0.85	$0.79

Dividends Paid Per Common Share	$0.355	$0.280

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Water	$153,302	$147,358
Electric	19,131	19,186
Contracted services	58,814	54,930
Total operating revenues	231,247	221,474

Operating Expenses
Water purchased	27,402	23,383
Power purchased for pumping	3,971	3,575
Groundwater production assessment	7,010	7,305
Power purchased for resale	6,508	5,871
Supply cost balancing accounts	994	7,600
Other operation expenses	11,973	14,277
Administrative and general expenses	36,020	34,892
Depreciation and amortization	19,584	20,897
Maintenance	8,847	7,183
Property and other taxes	7,896	7,821
ASUS construction expenses	39,797	35,181
Net gain on sale of property	(12)	(3)
Total operating expenses	169,990	167,982

Operating Income	61,257	53,492

Other Income and Expenses
Interest expense	(11,546)	(11,790)
Interest income	327	710
Other, net	426	216
Total other income and expenses	(10,793)	(10,864)

Income from operations before income tax expense	50,464	42,628

Income tax expense	20,397	17,435

Net Income	$30,067	$25,193

Weighted Average Number of Common Shares Outstanding	19,285	18,857
Basic Earnings Per Common Share	$1.54	$1.33

Weighted Average Number of Diluted Shares	19,324	18,988
Fully Diluted Earnings Per Common Share	$1.54	$1.32

Dividends Paid Per Common Share	$0.71	$0.56

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$30,067	$25,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,052	22,046
Provision for doubtful accounts	437	959
Deferred income taxes and investment tax credits	5,789	2,361
Stock-based compensation expense	1,135	1,170
Other — net	(159)	(260)
Changes in assets and liabilities:
Accounts receivable — customers	(8,339)	(2,978)
Unbilled revenue	(3,984)	(9,527)
Other accounts receivable	(221)	4,306
Receivable from the U.S. government	7,244	(346)
Materials and supplies	(772)	(1,888)
Prepayments and other current assets	202	(1,863)
Regulatory assets — supply cost balancing accounts	994	7,600
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,855)	9,732
Other assets (including other regulatory assets)	(14,307)	(9,620)
Accounts payable	5,979	4,428
Income taxes receivable/payable	14,472	13,677
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,273)	(4,358)
Accrued pension and other postretirement benefits	3,733	4,379
Other liabilities	(1,574)	(1,074)
Net cash provided	33,620	63,937

Cash Flows From Investing Activities:
Construction expenditures	(41,189)	(29,447)
Other investments	(200)	—
Proceed from sale of property	12	4
Net cash used	(41,377)	(29,443)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and stock option exercises	1,832	2,748
Receipt of advances for and contributions in aid of construction	8,283	2,049
Refunds on advances for construction	(2,712)	(2,684)
Repayments of long-term debt	(109)	(234)
Proceeds from issuance of long-term debt	60	1,266
Net change in notes payable to banks	—	(2,000)
Dividends paid	(13,684)	(10,559)
Other — net	(874)	(480)
Net cash used	(7,204)	(9,894)
Net (decrease) increase in cash and cash equivalents	(14,961)	24,600
Cash and cash equivalents, beginning of period	23,486	1,315
Cash and cash equivalents, end of period	$8,525	$25,915

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2013	December 31, 2012
Utility Plant
Utility plant, at cost	$1,393,711	$1,351,086
Less - Accumulated depreciation	(451,213)	(437,949)
Net utility plant	942,498	913,137

Other Property and Investments	11,846	11,590

Current Assets
Cash and cash equivalents	7,989	22,578
Accounts receivable-customers (less allowance for doubtful accounts of $742 in 2013 and $797 in 2012)	27,401	19,491
Unbilled revenue	20,131	16,147
Inter-company receivable	5,145	2,508
Other accounts receivable (less allowance for doubtful accounts of $362 in 2013 and $380 in 2012)	5,209	6,377
Income taxes receivable from Parent	3,947	16,442
Note receivable from Parent	9,200	—
Materials and supplies, at average cost	2,277	2,244
Regulatory assets — current	35,364	32,336
Prepayments and other current assets	3,595	4,162
Deferred income taxes — current	8,856	7,577
Total current assets	129,114	129,862

Regulatory and Other Assets
Regulatory assets	149,529	143,679
Other accounts receivable	1,445	1,445
Other	14,057	14,339
Total regulatory and other assets	165,031	159,463

Total Assets	$1,248,489	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2013	December 31, 2012
Capitalization
Common shares, no par value	$231,814	$231,480
Earnings reinvested in the business	195,631	184,777
Total common shareholder’s equity	427,445	416,257
Long-term debt	332,359	332,463
Total capitalization	759,804	748,720

Current Liabilities
Long-term debt — current	3,383	3,328
Accounts payable	41,126	27,292
Accrued other taxes	6,276	7,720
Accrued employee expenses	8,175	8,786
Accrued interest	3,916	3,909
Unrealized loss on purchased power contracts	1,147	3,060
Other	12,371	11,606
Total current liabilities	76,394	65,701

Other Credits
Advances for construction	68,831	70,781
Contributions in aid of construction — net	113,187	106,450
Deferred income taxes	148,200	142,082
Unamortized investment tax credits	1,836	1,881
Accrued pension and other postretirement benefits	73,493	71,618
Other	6,744	6,819
Total other credits	412,291	399,631

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,248,489	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2013	2012
Operating Revenues
Water	$84,069	$81,157
Electric	8,397	8,373
Total operating revenues	92,466	89,530

Operating Expenses
Water purchased	16,670	13,831
Power purchased for pumping	2,332	2,019
Groundwater production assessment	3,823	3,982
Power purchased for resale	2,828	2,680
Supply cost balancing accounts	(377)	4,163
Other operation expenses	5,842	6,202
Administrative and general expenses	15,166	15,670
Depreciation and amortization	9,484	10,122
Maintenance	4,365	3,357
Property and other taxes	3,375	3,354
Total operating expenses	63,508	65,380

Operating Income	28,958	24,150

Other Income and Expenses
Interest expense	(5,726)	(5,680)
Interest income	140	469
Other, net	85	(14)
Total other income and expenses	(5,501)	(5,225)

Income from operations before income tax expense	23,457	18,925

Income tax expense	9,643	7,567

Net Income	$13,814	$11,358

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Operating Revenues
Water	$153,302	$147,358
Electric	19,131	19,186
Total operating revenues	172,433	166,544

Operating Expenses
Water purchased	27,402	23,383
Power purchased for pumping	3,971	3,575
Groundwater production assessment	7,010	7,305
Power purchased for resale	6,508	5,871
Supply cost balancing accounts	994	7,600
Other operation expenses	10,639	12,851
Administrative and general expenses	29,400	29,366
Depreciation and amortization	19,006	20,342
Maintenance	7,858	6,297
Property and other taxes	7,091	7,097
Total operating expenses	119,879	123,687

Operating Income	52,554	42,857

Other Income and Expenses
Interest expense	(11,474)	(11,689)
Interest income	318	679
Other, net	427	215
Total other income and expenses	(10,729)	(10,795)

Income from operations before income tax expense	41,825	32,062

Income tax expense	17,306	13,322

Net Income	$24,519	$18,740

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$24,519	$18,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,474	21,491
Provision for doubtful accounts	411	925
Deferred income taxes and investment tax credits	5,868	2,351
Stock-based compensation expense	835	961
Other — net	(17)	(323)
Changes in assets and liabilities:
Accounts receivable — customers	(8,339)	(2,978)
Unbilled revenue	(3,984)	(9,527)
Other accounts receivable	1,186	1,075
Materials and supplies	(33)	(179)
Prepayments and other current assets	567	(1,764)
Regulatory assets — supply cost balancing accounts	994	7,600
Other assets (including other regulatory assets)	(14,262)	(9,532)
Accounts payable	5,166	(25)
Inter-company receivable/payable	(2,637)	(352)
Income taxes receivable/payable from/to Parent	12,495	13,599
Accrued pension and other postretirement benefits	3,733	4,379
Other liabilities	(1,358)	(722)
Net cash provided	44,618	45,719

Cash Flows From Investing Activities:
Construction expenditures	(41,021)	(28,728)
Note receivable from AWR parent	(9,200)	—
Other investments	(200)	—
Net cash used	(50,421)	(28,728)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	8,283	2,049
Refunds on advances for construction	(2,712)	(2,684)
Proceeds from the issuance of long-term debt	60	1,266
Repayments of long-term debt	(109)	(234)
Dividends paid	(13,600)	(10,200)
Other — net	(708)	(389)
Net cash used	(8,786)	(10,192)

Net (decrease) increase in cash and cash equivalents	(14,589)	6,799
Cash and cash equivalents, beginning of period	22,578	—
Cash and cash equivalents, end of period	$7,989	$6,799

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 256,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 23,000 customers through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

ASUS performs water and wastewater services, including the operation, maintenance, renewal and replacement of water and/or wastewater systems on a contract basis. Through its wholly owned subsidiaries, ASUS operates and maintains the water and/or wastewater systems at various military bases pursuant to 50-year firm, fixed-price contracts, which are subject to periodic price redeterminations and modifications for changes in circumstances, and changes in laws and regulations. There is no direct regulatory oversight by the CPUC over AWR or the operation, rates or services provided by ASUS or any of its wholly owned subsidiaries.

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified.  Certain prior period amounts have been reclassified to conform to the 2013 financial statement presentation.

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

On May 20, 2013, AWR's Board of Directors also approved a two-for-one stock split of the Company's common shares.   On or about September 3, 2013, shareholders of record will receive one additional share for each AWR common share they own. Pro forma per share data on a post-split basis are presented in Note 3 Earnings Per Share/Capital Stock.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods, have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2012 filed with the SEC.

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of June 30, 2013, AWR has borrowed $9.2 million from GSWC under this Note, which GSWC has reflected as a current note receivable on its June 30, 2013 balance sheet. This Note is expected to be repaid by AWR within one year.

GSWC and ASUS provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC.  Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of June 30, 2013 and December 31, 2012.

Notes Payable to Banks: On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the credit agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. As of June 30, 2013, there are no outstanding borrowings under this credit facility.
Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $947,000 and $850,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.8 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $169,000 and $186,000 during the three months ended June 30, 2013 and 2012, respectively, and $331,000 and $341,000 for the six months ended June 30, 2013 and 2012, respectively.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2013, Registrant had approximately $74.3 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $50.7 million relates to the underfunding of pension and other post-retirement obligations, $15.3 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $1.1 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determined that a portion of GSWC’s assets were not recoverable in customer rates, GSWC would be required to determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$38,003	$42,574
Base Revenue Requirement Adjustment Mechanism	8,265	6,833
Costs deferred for future recovery on Aerojet case	15,577	16,030
Pensions and other post-retirement obligations (Note 7)	55,836	56,894
Flow-through taxes, net (Note 6)	15,340	16,415
General rate case memorandum accounts	17,239	4,495
Other regulatory assets	40,393	40,332
Various refunds to customers	(5,760)	(7,558)
Total	$184,893	$176,015

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2012 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2012.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM balances, net of the MCBA.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  For the three months ended June 30, 2013 and 2012, surcharges of $7.1 million and $4.2 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts, and $10.6 million and $7.6 million were billed to customers during the six months ended June 30, 2013 and 2012, respectively.  For the three and six months ended June 30, 2013, the WRAM and MCBA accounts also reflect the effects of the authorized 2013 adopted revenue and supply cost amounts approved in the CPUC’s final decision issued in May 2013 on GSWC’s water general rate case, discussed later under General Rate Case Memorandum Accounts.  In March 2013, the CPUC approved recovery of GSWC's 2012 WRAM under-collection of $23.8 million, to be collected over 12 to 18 months. As of June 30, 2013, GSWC has a net aggregated regulatory asset of $38.0 million which is comprised of a $51.1 million under-collection in the WRAM accounts and $13.1 million over-collection in the MCBA accounts.

Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  In April 2012, the CPUC issued a final decision which, among other things, set the recovery periods for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap is effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances to be filed in early 2014.  The cap requirement set forth in the final decision does not impact GSWC’s 2012 and prior year WRAM/MCBA balances.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which adjusts certain revenues to adopted levels.  In May 2013, the CPUC approved surcharges for recovery of BVES’ 2012 BRRAM balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection of $2.3 million.  Surcharges collected during the remainder of the 36-month period will recover a $1.8 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in November 2010, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.8 million was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of June 30, 2013, there is an aggregate $17.2 million in the general rate case memorandum accounts, the majority of which is for retroactive rate increases effective January 1, 2013, as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case.

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions, which include recovery for costs incurred at the general office. The new rates were retroactive to January 1, 2013 and were implemented on May 22, 2013.  Accordingly, as of June 30, 2013, GSWC has a $13.1 million regulatory asset representing the difference between interim rates and the final rates authorized by the CPUC for the period January 1, 2013 through May 22, 2013. A surcharge to recover this difference is expected to be filed with the CPUC during the third quarter of 2013.

Other Regulatory Assets:

Among other things, the final CPUC decision issued in May 2013 approved the recovery of various memorandum accounts which tracked certain previously incurred costs.  As a result, during the first quarter of 2013 , GSWC recorded $3.2 million in other regulatory assets, the majority of which was reflected as a decrease in certain operating expenses related to the approval of these memorandum accounts in the final decision.

Other Regulatory Matters:

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.  In March 2013, GSWC and the Division of Ratepayer Advocates ("DRA") reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. The settlement agreement, if approved, would resolve all issues arising from the rehearing.

BVES General Rate Case

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with Generally Accepted Accounting Principles.  DRA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of June 30, 2013, GSWC has a $2.0 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC does not believe a potential loss is probable, but is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’ GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing of BVES’s transmission and distribution poles to help support BVES' request for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony based on this study, and to conduct additional evidentiary hearings.  DRA has challenged the results of the study, and requested that BVES provide additional information.  Alternative dispute resolution meetings for the GRC are scheduled to be held in September 2013. A proposed decision for this GRC is expected later in 2013.

Renewables Portfolio Standard

In December 2011, a new renewables portfolio standard (“RPS”) law went into effect which changed, among other things, annual procurement targets to multi-year procurement targets.  Under the RPS, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 through 2013 compliance period by no later than December 31, 2013.  BVES’ latest RPS reports under the new standards were submitted to the CPUC in December 2012, and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of June 30, 2013.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC would purchase approximately 582,000 RECs over a ten-year period which would be used towards meeting the CPUC’s RPS procurement requirements.  In July 2013, the CPUC approved the agreement.

In July 2012, the CPUC also approved the purchase of REC's from the Los Angeles County Sanitation District.  BVES intends to apply these RECS towards either its pre-2011 RPS requirements or its 2011 through 2013 requirements.  The RECs will be included as part of the electric supply cost balancing account when the RECs are applied towards the RPS requirements during the fourth quarter of 2013.

In March 2013, BVES filed an application with the CPUC to recover $835,000 (including interest) in additional costs incurred from April 1, 2011 through December 31, 2012 in connection with its efforts to procure renewable energy resources.  In May 2013, the CPUC approved these costs and accordingly, BVES recorded a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013. The amount will be recovered through a 12-month surcharge. In March 2012, BVES had also received approval for recovery of $1.2 million of costs in its efforts to procure renewable energy resources incurred during the period September 1, 2007 through March 31, 2011.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to its stock-based awards that earn dividend equivalents on an equal basis with AWR’s Common Shares (the “Common Shares”).  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

	Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	(in thousands, except per share amounts)	2013	2012	2013	2012
	Net income	$16,602	15,078	30,067	25,193
Less: (a)	Distributed earnings to common shareholders	6,854	5,287	13,693	10,560
	Distributed earnings to participating securities	95	38	181	68
	Undistributed earnings	9,653	9,753	16,193	14,565

(b)	Undistributed earnings allocated to common shareholders	9,522	9,683	15,982	14,472
	Undistributed earnings allocated to participating securities	131	70	211	93

	Total income available to common shareholders, basic (a)+(b)	$16,376	$14,970	$29,675	$25,032

	Weighted average Common Shares outstanding, basic	19,306	18,882	19,285	18,857
	Basic earnings per Common Share	$0.85	$0.79	$1.54	$1.33

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At June 30, 2013 and 2012, there were 140,834 and 519,273 options outstanding, respectively, under these Plans. At June 30, 2013 and 2012, there were also 130,453 and 147,109 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Common shareholders earnings, basic	$16,376	$14,970	$29,675	$25,032
Undistributed earnings for dilutive stock options	—	—	—	93
Total common shareholders earnings, diluted	$16,376	$14,970	$29,675	$25,125

Weighted average common shares outstanding, basic	19,306	18,882	19,285	18,857
Stock-based compensation (1)	40	63	39	131
Weighted average common shares outstanding, diluted	19,346	18,945	19,324	18,988

Diluted earnings per Common Share	$0.85	$0.79	$1.54	$1.32

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 140,834 and 410,760 stock options at June 30, 2013 and 2012, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 130,453 and 147,109 restricted stock units at June 30, 2013 and 2012, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2013 and 2012.

No stock options outstanding as of June 30, 2013 had an exercise price greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2013. As of June 30, 2012, 108,013 stock options were outstanding but not included in the computation of diluted EPS because the related option exercise price was greater than the average market price of AWR’s Common Shares for the three months ended June 30, 2012.  There were 500 stock options outstanding at June 30, 2012, but not included in the computation of diluted EPS because they were anti-dilutive. There were no stock options outstanding at June 30, 2013 that were anti-dilutive.

During the six months ended June 30, 2013 and 2012, Registrant issued 104,493 and 131,581 Common Shares, for approximately $1,832,000 and $2,748,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 240,612 and 408,962 Common Shares on the open market during the six months ended June 30, 2013 and 2012, respectively, under Registrant’s 401(k) Plan and the DRP. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended June 30, 2013 and 2012, AWR paid quarterly dividends of approximately $6.8 million, or $0.355 per share, and $5.3 million, or $0.28 per share, respectively. During the six months ended June 30, 2013 and 2012, AWR paid quarterly dividends to shareholders of approximately $13.7 million, or $0.71 per share, and $10.6 million, or $0.56 per share, respectively.

On May 20, 2013, AWR's Board of Directors approved its third quarter cash dividend of $0.405 per share on the common shares of the Company. Dividends on the common shares will be payable on September 3, 2013 to shareholders of record at the close of business on August 15, 2013. The September 3, 2013 dividend will be applied to the shares prior to the stock split discussed below.

On May 20, 2013, AWR's Board of Directors also approved a two-for-one stock split of the Company's common shares.  On or about September 3, 2013, shareholders will receive one additional share for each AWR common share they own. Common shares issued and outstanding at June 30, 2013 and December 31, 2012 were 19.3 million and 19.2 million, respectively. Given retroactive effect to the stock split, common shares issued and outstanding at June 30, 2013 and December 31, 2012, would have been approximately 38.7 million and 38.5 million, respectively. Pro forma per share data for the three and six months ended June 30, 2013 on a post-split basis are presented below:

Earnings per share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
As reported:
Basic weighted average shares outstanding (in 000's)	19,306	18,882	19,285	18,857
Basic earnings per share	$0.85	$0.79	$1.54	$1.33

Diluted weighted average shares outstanding (in 000's)	19,346	18,945	19,324	18,988
Diluted earnings per share	$0.85	$0.79	$1.54	$1.32

Pro forma two-for-one split adjusted:
Basic weighted average shares outstanding (in 000's)	38,612	37,764	38,570	37,714
Basic earnings per share	$0.425	$0.395	$0.770	$0.665

Diluted weighted average shares outstanding (in 000's)	38,692	37,890	38,648	37,976
Diluted earnings per share	$0.425	$0.395	$0.770	$0.660

Note 4 — Derivative Instruments:

GSWC purchases certain power at a fixed cost depending on the amount of power and the period during which the power is purchased under a purchased power contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract, having no impact on GSWC’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.  As of June 30, 2013 there was a $1.1 million cumulative unrealized loss which has been included in the memorandum account.

GSWC executed a new purchased power master agreement which is subject to CPUC approval. If approved, GSWC will be able to purchase 12 megawatts (“MWs”) of base load energy at a fixed price to be negotiated upon CPUC approval of the agreement. In June 2013, GSWC filed for approval of the agreement with the CPUC.  GSWC also intends to request CPUC approval of a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

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

The following table presents changes in the fair value of the derivative for the three and six months ended June 30, 2013 and 2012.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Balance, at beginning of the period	$(1,540)	$(7,506)	$(3,060)	$(7,611)
Unrealized gain on purchased power contracts	393	2,330	1,913	2,435
Balance, at end of the period	$(1,147)	$(5,176)	$(1,147)	$(5,176)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $5.0 million as of June 30, 2013. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at June 30, 2013 and December 31, 2012 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the June 30, 2013 valuation increased as compared to December 31, 2012, decreasing the fair value of long-term debt as of June 30, 2013. Changes in the assumptions will produce differing results.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$335,742	$411,505	$335,791	$456,792

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of June 30, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$411,505	—	$411,505

Note 6 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), as well as permanent items.

Changes in Tax Law:

In January 2013, the American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013.  Although this change in law reduces AWR’s current taxes payable, it does not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and six months ended June 30, 2013 and 2012 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$1,620	$1,618	$106	$112	$201	$183
Interest cost	1,723	1,653	113	136	129	122
Expected return on plan assets	(1,895)	(1,635)	(95)	(90)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	29	(50)	(50)	40	40
Amortization of actuarial loss	729	740	—	—	85	77
Net periodic pension cost under accounting standards	2,207	2,405	179	213	455	422
Regulatory adjustment — deferred	(409)	(632)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,798	$1,773	$179	$213	$455	$422

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$3,484	$3,337	$212	$224	$402	$366
Interest cost	3,454	3,329	226	272	258	244
Expected return on plan assets	(3,788)	(3,271)	(190)	(180)	—	—
Amortization of transition	—	—	210	210	—	—
Amortization of prior service cost (benefit)	60	59	(100)	(100)	80	80
Amortization of actuarial loss	1,440	1,518	—	—	170	154
Net periodic pension cost under accounting standards	4,650	4,972	358	426	910	844
Regulatory adjustment — deferred	(919)	(1,198)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$3,731	$3,774	$358	$426	$910	$844

Registrant expects to contribute approximately $6.6 million and $150,000 to the pension and postretirement medical plans in 2013, respectively.  During the three and six months ended June 30, 2013, Registrant contributed $2.1 million to the pension plan.

Regulatory Adjustment:

In May 2013, the CPUC issued a final decision that once again authorized GSWC to establish a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2013, GSWC has included a $5.1 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2).

Note 8 — Contingencies:

Barstow Perchlorate Contamination:

On March 8, 2013, the Company was served with four toxic tort lawsuits arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs assert that they were affected by the perchlorate, claim negligence by GSWC and seek, among other things, punitive and compensatory damages. GSWC is the only named defendant in all four lawsuits. GSWC believes that these lawsuits are without merit and intends to vigorously defend itself in this matter.  At this time, management is unable to estimate a loss or range of loss, if any, resulting from these pending lawsuits, and does not believe a loss is probable.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In November 2012, Claremont made an offer to acquire GSWC’s water system servicing Claremont. GSWC rejected the offer and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain; however, Claremont and GSWC have agreed to hold meetings to further discuss alternatives, rates and other concerns of the City. GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, the CMWD passed resolutions authorizing the establishment of a Community Facilities District (“CFD”) and, among other things, authorized a special election for the purpose of levying a special tax via the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”).  The special election will be held on August 27, 2013. The special tax, if passed, would be used to provide funding for the potential acquisition of GSWC’s Ojai system by eminent domain. On March 26, 2013, GSWC filed a petition in the Superior Court, Ventura County which, among other things, challenges the CMWD’s ability to utilize the Mello-Roos Act to fund the acquisition.  At this time, GSWC is unable to predict the outcome of that petition. GSWC serves approximately 3,000 customers in Ojai.

Except for the City of Claremont and the City of Ojai, Registrant is currently not involved in activities related to the potential condemnation of any of its water customer service areas or in its BVES customer service area.

Santa Maria Groundwater Basin Adjudication:

In 1997, the Santa Maria Valley Water Conservation District (“plaintiff”) filed a lawsuit against multiple defendants, including GSWC, the City of Santa Maria, and several other public water purveyors. The plaintiff’s lawsuit sought an adjudication of the Santa Maria Groundwater Basin (the “Basin”). A stipulated settlement of the lawsuit has been reached and was approved by the courts in February 2008.  Among other things, the settlement, which was also approved by the CPUC in May 2013, preserves GSWC’s historical pumping rights and secures supplemental water rights for use in case of drought or other reductions in the natural yield of the Basin.  GSWC, under the stipulation, has a right to 10,000 acre-feet of groundwater replenishment provided by the Twitchell Project, a storage and flood control reservoir project operated by the plaintiff.

The court judgment also awarded GSWC prescriptive rights to groundwater against the non-stipulating parties and granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  In March 2008, the non-stipulating parties filed notices of appeal.  In November 2012, the Appellate Court upheld the Santa Maria judgment, with a remand to the trial court to clarify the narrow issue that non-stipulating parties retained their overlying rights.  There is no dispute on this clarification and the required filings will be made with the court in 2013.  In December 2012, the Appellate Court further modified the decision clarifying the basis for the overdraft finding that precipitated the prescriptive right finding.  In December 2012, the non-stipulating parties filed a request with the California Supreme Court for a review of the Appellate Court findings.   In February 2013, the California Supreme Court denied the parties’ request for review of the Appellate Court findings. In May 2013, the non-stipulating parties filed a request with the U.S. Supreme Court for a review of the Appellate Court findings.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent monitoring results show gasoline has been reduced to a sheen on top of groundwater surface. Testing has recently been conducted to determine if alternative remediation will be effective in reducing the contamination further.  As of June 30, 2013, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate-base and approved by the CPUC for recovery.

As of June 30, 2013, GSWC has an accrued liability for the estimated additional cost of $1.2 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.  All activities of GSWC are geographically located within California.

Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance, and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the regulatory commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries, and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment. The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended June 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$84,069	8,397	28,229	$—	$120,695
Operating income (loss)	26,772	2,186	4,343	(7)	33,294
Interest expense, net	5,208	378	93	(51)	5,628
Utility plant	901,505	40,993	4,242	—	946,740
Depreciation and amortization expense (1)	8,909	575	284	—	9,768
Income tax expense (benefit)	8,821	822	1,628	(123)	11,148
Capital additions	22,263	647	—	—	22,910

	As Of And For The Three Months Ended June 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$81,157	$8,373	$25,052	$—	$114,582
Operating income (loss)	22,666	1,484	5,989	(14)	30,125
Interest expense, net	4,815	396	40	(26)	5,225
Utility plant	855,742	39,541	4,726	—	900,009
Depreciation and amortization expense (1)	9,525	597	285	—	10,407
Income tax expense (benefit)	7,208	359	2,313	(71)	9,809
Capital additions	13,544	705	231	—	14,480

	As Of And For The Six Months Ended June 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$153,302	19,131	58,814	$—	$231,247
Operating income (loss)	48,535	4,019	8,710	(7)	61,257
Interest expense, net	10,402	754	153	(90)	11,219
Utility plant	901,505	40,993	4,242	—	946,740
Depreciation and amortization expense (1)	17,839	1,167	578	—	19,584
Income tax expense (benefit)	15,762	1,544	3,294	(203)	20,397
Capital additions	40,141	880	168	—	41,189

	As Of And For The Six Months Ended June 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$147,358	19,186	$54,930	$—	$221,474
Operating income (loss)	37,517	5,340	10,730	(95)	53,492
Interest expense, net	10,221	789	94	(24)	11,080
Utility plant	855,742	39,541	4,726	—	900,009
Depreciation and amortization expense (1)	19,122	1,220	555	—	20,897
Income tax expense (benefit)	11,563	1,759	4,143	(30)	17,435
Capital additions	27,484	1,244	719	—	29,447

(1)         Depreciation computed on GSWC’s transportation equipment of $218,000 and $572,000 for the three months ended June 30, 2013 and 2012, respectively, and $468,000 and $1,149,000 for the six months ended June 30, 2013 and 2012, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	June 30,
	2013	2012
Total utility plant	$946,740	$900,009
Other assets	366,246	352,751
Total consolidated assets	$1,312,986	$1,252,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these gross margins and related percentages as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its differing services and information that could be indicative of future performance for each business segment.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved.

However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP.  A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the sections titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of Second Quarter Results by Segment” and "Summary of Year-to-Date Results by Segment."

Overview

Registrant’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover increasing operating and supply costs. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

Through its contracted services business, Registrant’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications.  As a result, ASUS is subject to risks that are different than those of GSWC.

On June 12, 2013, GSWC entered into an agreement to purchase all of the operating assets of Rural Water Company (“Rural”).  The transaction is subject to CPUC approval, which GSWC will file for with the CPUC later this year.  Rural serves over 900 customers in the county of San Luis Obispo, California, which is near GSWC's Santa Maria water system.
On May 9, 2013, the CPUC issued a final decision on GSWC’s general water rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates are retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The 2013 adopted water gross margin is projected to increase by approximately $14 million, or 6.6%, as compared to the 2012 adopted water gross margin.  The new rates have been reflected in the results of operations for the three and six months ended June 30, 2013.  Among other things, the final decision also reduced the overall composite depreciation rates and approved the recovery of various memorandum accounts which tracked certain costs that were previously expensed as incurred.  As a result, during the first quarter of 2013, GSWC recorded a decrease of approximately $3.0 million in certain operating expenses related to the approval of these memorandum accounts in the final decision.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	3 Months Ended
	6/30/2013	6/30/2012	CHANGE
Water	$0.66	$0.56	$0.10
Electric	0.05	0.04	0.01
Contracted services	0.14	0.19	(0.05)
Consolidated diluted earnings per share, as reported	$0.85	$0.79	$0.06

For the three months ended June 30, 2013, diluted earnings per share from the water segment increased by $0.10 to $0.66 per share, as compared to $0.56 per share for the same period of 2012.  Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin of approximately $4.3 million, or $0.13 per share, during the three months ended June 30, 2013 as compared to the same period in 2012, due primarily to new rates and a new adopted gross margin effective January 1, 2013 approved by the CPUC on May 9, 2013, as discussed previously. The new rates are expected to increase the 2013 adopted water gross margin by approximately $14 million, or 6.6%, as compared to the 2012 adopted water gross margin. There were also new surcharges approved by the CPUC to recover previously incurred costs as compared to the same period in 2012.

•
An increase in operating expenses (other than supply costs) of $168,000, or $0.01 per share, during the three months ended June 30, 2013, due to an increase in maintenance expense for planned maintenance work, largely offset by lower depreciation expense as a result of a decrease in composite rates approved in the water rate case.

•
An overall decrease in interest income (net of interest expense and other non-operating items) of $292,000, or $0.01 per share, due primarily to interest income recorded in 2012 related to refund claims with the Internal Revenue Service. These refunds were collected during the first quarter of 2013.

•
An increase in the water effective income tax rate for the three months ended June 30, 2013 as compared to the same period in 2012, decreasing earnings by $0.01 per share.  The change in the tax rate is primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended June 30, 2013, diluted earnings from the electric segment were $0.05 per share as compared to $0.04 per share for the same period in 2012. Electric revenues and gross margin for the three months ended June 30, 2013 were relatively unchanged as compared to the same period in 2012. Due to the delay in the electric rate case, electric revenues for the three months ended June 30, 2013 have been recorded at 2012 adopted levels. A decision on this rate case is expected later in 2013. In May 2013, the CPUC approved recovery of legal and outside services costs previously expensed in connection with GSWC's effort to procure renewable resources under the CPUC's renewables portfolio standard (“RPS”). As a result, GSWC recorded an $834,000 reduction in other operating expenses, increasing earnings by $0.03 per share. This was partially offset by an increase in administrative and general expenses and the electric effective income tax rate, which decreased earnings by $0.02 per share as compared to the three months ended June 30, 2012. The change in the tax rate is primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended June 30, 2013, diluted earnings from contracted services decreased by $0.05 per share as compared to the same period in 2012. This decrease was due, in large part, to a contract modification received in April 2012 for a major water and wastewater pipeline replacement project at Fort Bragg in North Carolina, resulting in additional pretax operating income of $820,000, or $0.03 per share for the three months ended June 30, 2012. There was no similar contract modification received during the second quarter of 2013. There was a further decrease in diluted earnings for contracted services due to: (i) an increase in administrative expenses primarily related to labor and other employee related benefits, in part, to prepare for new military base utility privatization opportunities, and (ii) a lower profit margin on construction projects during the three months ended June 30, 2013 as compared to the same period in 2012.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment, as reported:

	Diluted Earnings per Share
	6 Months Ended
	6/30/2013	6/30/2012	CHANGE
Water	$1.17	$0.83	$0.34
Electric	0.09	0.15	(0.06)
Contracted services	0.27	0.34	(0.07)
AWR parent	0.01	—	0.01
Consolidated diluted earnings per share, as reported	$1.54	$1.32	$0.22

For the six months ended June 30, 2013, diluted earnings contributed by the water segment were $1.17 per share as compared to $0.83 per share for the same period in 2012. The significant items in the water segment between the two periods were:

•
An increase in the water gross margin of $8.0 million, or $0.24 per share, during the six months ended June 30, 2013 primarily as the result of new rates and adopted water gross margin approved in May 2013 by the CPUC, as previously discussed. There were also new surcharges approved by the CPUC to recover previously incurred costs as compared to the same period in 2012.

•
The CPUC's approval of previously incurred operating expenses totaling $2.7 million, or $0.08 per share, in connection with the water general rate case's final decision issued in May 2013. Among other things, the final decision approved the one-time recovery of various memorandum accounts, which tracked certain costs that were previously expensed as incurred. As a result, GSWC recorded regulatory assets for these memorandum accounts with a corresponding reduction in operating expenses during the first quarter of 2013.

•
A decrease in operating expenses (other than supply costs and the impact of the memorandum accounts discussed above) of approximately $300,000, or $0.01 per share, due primarily to a decrease in: (i) depreciation expense of $1.3 million driven by a decrease in composite rates also approved in the water general rate case, and (ii) operation related expenses of $1.2 million resulting from lower labor and other employee related expenses, conservation costs, and bad debt expense. These decreases were partially offset by an increase in: (i) administrative and general expenses of $733,000 resulting from higher outside services and workers compensation costs, and (ii) maintenance expense of $1.5 million for planned maintenance work.

•
A decrease in the water effective income tax rate for the six months ended June 30, 2013 as compared to the same period in 2012, increasing earnings by $0.01 per share.  The change in the tax rate is primarily due to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the six months ended June 30, 2013, diluted earnings from the electric segment decreased by $0.06 per share as compared to the same period in 2012 due, in part, to the CPUC's approval of the recovery of RPS costs previously expensed. The RPS recovery approved in March 2012 was $1.2 million compared to $834,000 approved in May 2013. The difference resulted in a decrease of $416,000 in pretax income, or $0.01 per share.
Excluding the impact of this RPS recovery, diluted earnings from electric operations decreased by $0.05 per share due to: (i) a decrease in the electric gross margin of $252,000, or $0.01 per share, as compared to the same period in 2012; (ii) an increase in operating expenses (excluding supply costs) of $654,000, or $0.02 per share, resulting from higher legal and consulting expenses in connection with the pending general rate case, and (iii) an increase in the electric effective income tax rate as compared to 2012, negatively impacting earnings by $0.02 per share, primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

For the six months ended June 30, 2013, diluted earnings from contracted services decreased by $0.07 per share as compared to the same period in 2012 due primarily to: (i) a contract modification received in April 2012 for a major water and wastewater pipeline replacement project at Fort Bragg resulting in additional pretax operating income of $820,000, or approximately $0.03 per share, for the six months ended June 30, 2012, with no similar contract modification received during 2013; (ii) an increase in administrative expenses related to employee related costs and consulting and other outside services costs, in part, to prepare for new military base utility privatization opportunities, and (iii) a lower profit margin on construction projects during the six months ended June 30, 2013 as compared to the same period in 2012. There was also a decrease in construction activities on the major pipeline replacement project at Fort Bragg in North Carolina due to less favorable weather conditions as compared to the first six months of 2012. As a result, this pipeline project is now expected to be completed in early 2014.  The decreases to diluted earnings were partially offset by an increase in renewal and replacement work at Fort Bliss in Texas and Fort Jackson in South Carolina under the respective terms of the 50-year contracts with the U.S. government.
The following discussion and analysis provide information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$84,069	$81,157	$2,912	3.6%
Electric	8,397	8,373	24	0.3%
Contracted services	28,229	25,052	3,177	12.7%
Total operating revenues	120,695	114,582	6,113	5.3%

OPERATING EXPENSES
Water purchased	16,670	13,831	2,839	20.5%
Power purchased for pumping	2,332	2,019	313	15.5%
Groundwater production assessment	3,823	3,982	(159)	(4.0)%
Power purchased for resale	2,828	2,680	148	5.5%
Supply cost balancing accounts	(377)	4,163	(4,540)	(109.1)%
Other operation expenses	6,519	6,851	(332)	(4.8)%
Administrative and general expenses	18,113	18,063	50	0.3%
Depreciation and amortization	9,768	10,407	(639)	(6.1)%
Maintenance	4,913	3,852	1,061	27.5%
Property and other taxes	3,748	3,716	32	0.9%
ASUS construction expenses	19,064	14,896	4,168	28.0%
Gain on sale of property	—	(3)	3	(100)%
Total operating expenses	87,401	84,457	2,944	3.5%

OPERATING INCOME	33,294	30,125	3,169	10.5%

OTHER INCOME AND EXPENSES
Interest expense	(5,768)	(5,720)	(48)	0.8%
Interest income	140	495	(355)	(71.7)%
Other, net	84	(13)	97	(746.2)%
	(5,544)	(5,238)	(306)	5.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	27,750	24,887	2,863	11.5%
Income tax expense	11,148	9,809	1,339	13.7%

NET INCOME	$16,602	$15,078	$1,524	10.1%

Basic earnings per common share	$0.85	$0.79	$0.06	7.6%

Fully diluted earnings per common share	$0.85	$0.79	$0.06	7.6%

Operating Revenues:

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at the Military Utility Privatization Subsidiaries.

Water

For the three months ended June 30, 2013, revenues from water operations increased $2.9 million to $84.1 million, as compared to $81.2 million for the three months ended June 30, 2012.  The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 is approximately $10 million over 2012. In addition, there were also new surcharges in place during the three months ended June 30, 2013 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses resulting in no impact to pretax operating income.

Billed water consumption for the second quarter of 2013 increased by approximately 8.5% as compared to the same period in 2012. A change in consumption does not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended June 30, 2013 and 2012, revenues from electric operations were $8.4 million.  In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  The CPUC's Division of Ratepayer Advocates ("DRA") has opposed this revenue increase. Alternative dispute resolution meetings for this GRC are scheduled to be held in September 2013 and a proposed decision is expected later in 2013.

Billed electric usage decreased by 1.0% during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2013, revenues from contracted services were $28.2 million as compared to $25.1 million for the three months ended June 30, 2012. There was an increase in new construction activity performed at Fort Bliss in Texas and Fort Bragg in North Carolina.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’ generating unit and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget as approved. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.9% and 31.6% of total operating expenses for the three months ended June 30, 2013 and 2012, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended June 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$84,069	$81,157	$2,912	3.6%
WATER SUPPLY COSTS:
Water purchased (1)	$16,670	$13,831	$2,839	20.5%
Power purchased for pumping (1)	2,332	2,019	313	15.5%
Groundwater production assessment (1)	3,823	3,982	(159)	(4.0)%
Water supply cost balancing accounts (1)	(764)	3,587	(4,351)	(121.3)%
TOTAL WATER SUPPLY COSTS	$22,061	$23,419	$(1,358)	(5.8)%
WATER GROSS MARGIN (2)	$62,008	$57,738	$4,270	7.4%
PERCENT MARGIN - WATER	73.8%	71.1%

ELECTRIC OPERATING REVENUES (1)	$8,397	$8,373	$24	0.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,828	$2,680	$148	5.5%
Electric supply cost balancing accounts (1)	387	576	(189)	(32.8)%
TOTAL ELECTRIC SUPPLY COSTS	$3,215	$3,256	$(41)	(1.3)%
ELECTRIC GROSS MARGIN (2)	$5,182	$5,117	$65	1.3%
PERCENT MARGIN - ELECTRIC	61.7%	61.1%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(377,000) and $4,163,000 for the three months ended June 30, 2013 and 2012, respectively.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.

The overall actual percentages of purchased water for the three months ended June 30, 2013 and 2012 were 36.6% and 35.0%, respectively, as compared to the adopted percentages of approximately 36.1% and 42.7%, respectively. The overall water gross margin percent was approximately 73.8% in the second quarter of 2013 as compared to 71.1% in the same period of 2012. This increase is due to higher water rates and a new adopted water gross margin.

Purchased water costs for the three months ended June 30, 2013 increased to $16.7 million as compared to $13.8 million for the same period in 2012. This increase was due to an 8.5% increase in billed water consumption, as well as several wells being out of service for maintenance, resulting in an increased need to purchase water.  In addition, wholesale water costs were higher as compared to the three months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, the cost of power purchased for pumping was approximately $2.3 million and $2.0 million, respectively.  An increase in average electric costs was mostly offset by a decrease in pumping activity for the three months ended June 30, 2013. Groundwater production assessments decreased $159,000 due to the decrease in pumped water.

The water supply cost balancing account decreased $4.4 million during the three months ended June 30, 2013 as compared to the same period in 2012, due to an overall lower total adopted water supply cost for 2013 and an increase in purchased water as discussed above.

For the three months ended June 30, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased slightly to $2.8 million as compared to $2.7 million for the three months ended June 30, 2012, due largely to an increase in the average price per megawatt-hour (“MWh”) from $65.25 per MWh for the three months ended June 30, 2012 to $67.78 for the same period in 2013.  This increase was mostly offset by a 1.0% decrease in usage as compared to the three months ended June 30, 2012. The electric supply cost balancing account decreased by $189,000 due to the increase in average price per MWh.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2013 and 2012, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$5,282	$5,600	$(318)	(5.7)%
Electric Services	560	603	(43)	(7.1)%
Contracted Services	677	648	29	4.5%
Total other operation expenses	$6,519	$6,851	$(332)	(4.8)%

For the three months ended June 30, 2013, other operation expenses for water services decreased by $318,000.  This decrease was due to a $277,000 decrease in conservation costs and a $161,000 decrease in labor and other employee related benefits due to fewer employees. These decreases were partially offset by a $120,000 increase in miscellaneous other operation expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the three months ended June 30, 2013 and 2012, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$13,701	$13,630	$71	0.5%
Electric Services	1,465	2,039	(574)	(28.2)%
Contracted Services	2,940	2,378	562	23.6%
AWR (parent)	7	16	(9)	(56.3)%
Total administrative and general expenses	$18,113	$18,063	$50	0.3%

For the three months ended June 30, 2013, administrative and general expenses for water services increased slightly to $13.7 million as compared to $13.6 million for the same period in 2012. Increases of $460,000 in legal and outside services costs were mostly offset by decreases of $210,000 in other miscellaneous administrative and general expenses consisting primarily of a decrease in transportation expenses of $179,000 as a result of lower composite depreciation rates for GSWC's vehicles. Depreciation on vehicles is included in transportation expense in accordance with CPUC guidelines.

For the three months ended June 30, 2013, administrative and general expenses for electric services decreased by $574,000 as compared to the three months ended June 30, 2012 due to the CPUC’s approval in May 2013 for the recovery of $834,000 of previously incurred legal and outside service costs in connection with BVES' efforts to procure renewable energy resources.  Excluding this reduction, administrative and general expenses increased by $260,000 due to increases of $194,000 in general office expense allocation in accordance with the approved water rate case and $139,000 in additional legal and other outside services incurred primarily for the pending general rate case. These increases were partially offset by decreases of $32,000 in labor and related employee benefits and $41,000 in miscellaneous other administrative and general expenses.

For the three months ended June 30, 2013, administrative and general expenses for contracted services increased by $562,000 due primarily to a $380,000 increase in labor and other employee related benefits and a $217,000 increase in insurance costs. There was an increase in headcount in connection with pursuing new military utility privatization opportunities.

Depreciation and Amortization

For the three months ended June 30, 2013 and 2012 depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$8,909	$9,525	$(616)	(6.5)%
Electric Services	575	597	(22)	(3.7)%
Contracted Services	284	285	(1)	(0.4)%
Total depreciation and amortization	$9,768	$10,407	$(639)	(6.1)%

For the three months ended June 30, 2013, depreciation and amortization expense for water and electric services decreased by $638,000 to $9.5 million compared to $10.1 million for the three months ended June 30, 2012 due primarily to lower depreciation composite rates approved by the CPUC in the water rate case finalized in May 2013.  Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the three months ended June 30, 2013 and 2012, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$4,182	$3,173	$1,009	31.8%
Electric Services	183	183	—	—%
Contracted Services	548	496	52	10.5%
Total maintenance	$4,913	$3,852	$1,061	27.5%

Maintenance expense for water services increased by $1.0 million due primarily to planned maintenance work performed in GSWC’s Region II and Region III. Maintenance expense for water services is expected to increase for the remainder of 2013.

Property and Other Taxes

For the three months ended June 30, 2013 and 2012, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$3,161	$3,143	$18	0.6%
Electric Services	214	212	2	0.9%
Contracted Services	373	361	12	3.3%
Total property and other taxes	$3,748	$3,716	$32	0.9%

ASUS Construction Expenses

For the three months ended June 30, 2013, construction expenses for contracted services were $19.1 million, increasing $4.2 million compared to the same period in 2012 due primarily to an increase in new capital upgrade construction projects at Fort Bragg in North Carolina and Fort Bliss in Texas. There was also an increase in indirect expenses allocated to construction activities.

Interest Expense

For the three months ended June 30, 2013 and 2012, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$5,359	$5,273	$86	1.6%
Electric Services	367	407	(40)	(9.8)%
Contracted Services	93	40	53	132.5%
AWR (parent)	(51)	—	(51)	100.0%
Total interest expense	$5,768	$5,720	$48	0.8%

Interest Income

For the three months ended June 30, 2013 and 2012, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$151	$458	$(307)	(67.0)%
Electric Services	(11)	11	(22)	(200.0)%
Contracted Services	—	—	—	—%
AWR (parent)	—	26	(26)	(100.0)%
Total interest income	$140	$495	$(355)	(71.7)%

Overall, interest income decreased by $355,000 for the three months ended June 30, 2013 due primarily to refund claims approved by the Internal Revenue Service recorded during the three months ended June 30, 2012. These refunds were collected during the first quarter of 2013.

Income Tax Expense

For the three months ended June 30, 2013 and 2012, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$8,821	$7,208	$1,613	22.4%
Electric Services	822	359	463	129.0%
Contracted Services	1,628	2,313	(685)	(29.6)%
AWR (parent)	(123)	(71)	(52)	73.2%
Total income tax expense	$11,148	$9,809	$1,339	13.7%

For the three months ended June 30, 2013, income tax expense for water and electric services increased to $9.6 million compared to $7.6 million for the three months ended June 30, 2012 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 41.1% for the three months ended June 30, 2013 as compared to 40.0% applicable to the three months ended June 30, 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended June 30, 2013, income tax expense for contracted services decreased to $1.6 million as compared to $2.3 million for the three months ended June 30, 2012 due to a decrease in pretax income.  The ETR was approximately 38.3% and 38.9% for the three months ended June 30, 2013 and 2012, respectively.

Consolidated Results of Operations — Six Months Ended June 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$153,302	$147,358	$5,944	4.0%
Electric	19,131	19,186	(55)	(0.3)%
Contracted services	58,814	54,930	3,884	7.1%
Total operating revenues	231,247	221,474	9,773	4.4%

OPERATING EXPENSES
Water purchased	27,402	23,383	4,019	17.2%
Power purchased for pumping	3,971	3,575	396	11.1%
Groundwater production assessment	7,010	7,305	(295)	(4.0)%
Power purchased for resale	6,508	5,871	637	10.8%
Supply cost balancing accounts	994	7,600	(6,606)	(86.9)%
Other operation expenses	11,973	14,277	(2,304)	(16.1)%
Administrative and general expenses	36,020	34,892	1,128	3.2%
Depreciation and amortization	19,584	20,897	(1,313)	(6.3)%
Maintenance	8,847	7,183	1,664	23.2%
Property and other taxes	7,896	7,821	75	1.0%
ASUS construction expenses	39,797	35,181	4,616	13.1%
Gain on sale of property	(12)	(3)	(9)	300.0%
Total operating expenses	169,990	167,982	2,008	1.2%

OPERATING INCOME	61,257	53,492	7,765	14.5%

OTHER INCOME AND EXPENSES
Interest expense	(11,546)	(11,790)	244	(2.1)%
Interest income	327	710	(383)	(53.9)%
Other, net	426	216	210	97.2%
	(10,793)	(10,864)	71	(0.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	50,464	42,628	7,836	18.4%
Income tax expense	20,397	17,435	2,962	17.0%

NET INCOME	$30,067	$25,193	$4,874	19.3%

Basic earnings per common share	$1.54	$1.33	$0.21	15.8%

Fully diluted earnings per common share	$1.54	$1.32	$0.22	16.7%

Operating Revenues:

Water

For the six months ended June 30, 2013, revenues from water operations increased $5.9 million to $153.3 million, as compared to $147.4 million for the six months ended June 30, 2012.  The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 is approximately $10 million over 2012. In addition, there were also new surcharges in place during the six months ended June 30, 2013 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses resulting in no impact to pretax operating income.

Billed water consumption for the first six months of 2013 increased by 3.6% as compared to the same period in 2012. A change in consumption does not have a significant impact on earnings due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the six months ended June 30, 2013, revenues from electric operations decreased slightly to $19.1 million compared to $19.2 million for the same period in 2012.  In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  DRA has opposed this revenue increase. Alternative dispute resolution meetings for this GRC are scheduled to be held in September 2013 and a proposed decision is expected later in 2013.

Billed electric usage increased by 2.3% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

For the six months ended June 30, 2013, revenues from contracted services were $58.8 million as compared to $54.9 million for the six months ended June 30, 2012. There was an increase in new capital upgrade projects at Fort Bragg in North Carolina and Fort Bliss in Texas, as well as an increase in renewal and replacement work primarily at Fort Bliss and Fort Jackson in South Carolina under the respective terms of the 50-year contracts with the U.S. government. These increases were partially offset by a decrease in construction activity on the water and wastewater pipeline replacement project at Fort Bragg, largely due to favorable weather conditions experienced during the first several months of 2012, which allowed for more construction to be performed during that period.

Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.0% and 28.4% of total operating expenses for the six months ended June 30, 2013 and 2012, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the six months ended June 30, 2013 and 2012 (amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$153,302	$147,358	$5,944	4.0%
WATER SUPPLY COSTS:
Water purchased (1)	$27,402	$23,383	$4,019	17.2%
Power purchased for pumping (1)	3,971	3,575	396	11.1%
Groundwater production assessment (1)	7,010	7,305	(295)	(4.0)%
Water supply cost balancing accounts (1)	(561)	5,605	(6,166)	(110.0)%
TOTAL WATER SUPPLY COSTS	$37,822	$39,868	$(2,046)	(5.1)%
WATER GROSS MARGIN (2)	$115,480	$107,490	$7,990	7.4%
PERCENT MARGIN - WATER	75.3%	72.9%

ELECTRIC OPERATING REVENUES (1)	$19,131	$19,186	$(55)	(0.3)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,508	$5,871	$637	10.8%
Electric supply cost balancing accounts (1)	1,555	1,995	(440)	(22.1)%
TOTAL ELECTRIC SUPPLY COSTS	$8,063	$7,866	$197	2.5%
ELECTRIC GROSS MARGIN (2)	$11,068	$11,320	$(252)	(2.2)%
PERCENT MARGIN - ELECTRIC	57.9%	59.0%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $994,000 and $7.6 million for the six months ended June 30, 2013 and 2012, respectively.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

The overall actual percentages of purchased water for the six months ended June 30, 2013 and 2012 were 35.1% and 34.6%, respectively, as compared to adopted percentages of 34.4% and 40.8%, respectively.  The overall water gross margin percent was approximately 75.3% for the six months ended June 30, 2013 as compared to 72.9% in the same period of 2012 resulting primarily from higher water rates and the new adopted water gross margin.

Purchased water costs for the six months ended June 30, 2013 increased to $27.4 million as compared to $23.4 million for the same period in 2012. This increase was due to an increase in customer consumption as well as several wells being out of service for maintenance at various times during the year, resulting in an increased need to purchase water.  In addition, wholesale water costs were higher as compared to the six months ended June 30, 2012.

For the six months ended June 30, 2013 and 2012, the cost of power purchased for pumping was approximately $4.0 million and $3.6 million, respectively.  This increase was due primarily to an increase in average electric rates, partially offset by a decrease in pumping activity during the six months ended June 30, 2013. Groundwater production assessments decreased $295,000 due to the decrease in pumped water.

The water supply cost balancing account decreased $6.2 million during the six months ended June 30, 2013 as compared to the same period in 2012, due to an overall lower total adopted water supply cost for 2013 and an increase in purchased water as discussed above, resulting in a lower over-collection tracked in the MCBA.

For the six months ended June 30, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $6.5 million as compared to $5.9 million for the six months ended June 30, 2012, due to an increase in customer usage, as well as an increase in the average price per MWh from $60.15 per MWh for the six months ended June 30, 2012 to $63.93 for the same period in 2013. The electric supply cost balancing account decreased by $440,000 due to the increase in average cost per MWh.

Other Operation Expenses

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the six months ended June 30, 2013 and 2012, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$9,493	$11,689	$(2,196)	(18.8)%
Electric Services	1,146	1,162	(16)	(1.4)%
Contracted Services	1,334	1,426	(92)	(6.5)%
Total other operation expenses	$11,973	$14,277	$(2,304)	(16.1)%

For the six months ended June 30, 2013, other operation expenses for water services decreased by $2.2 million.  This decrease was partially due to the CPUC's final decision issued in May 2013 on the water rate case, which approved among other things, the recovery of $1.0 million of certain other operation costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets with a corresponding reduction in other operation expenses for the six months ended June 30, 2013.  In addition, there were also decreases in: (i) labor of $361,000 due to fewer employees; (ii) bad debt expense of $511,000, and (iii) conservation costs of $343,000.

For the six months ended June 30, 2013, other operation expenses for contracted services decreased by $92,000 due primarily to decreases in labor and related employee expenses charged to operating expenses and a decrease in other miscellaneous operations expenses.

Administrative and General Expenses

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the six months ended June 30, 2013 and 2012, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$25,580	$26,547	$(967)	(3.6)%
Electric Services	3,820	2,819	1,001	35.5%
Contracted Services	6,613	5,431	1,182	21.8%
AWR (parent)	7	95	(88)	(92.6)%
Total administrative and general expenses	$36,020	$34,892	$1,128	3.2%

For the six months ended June 30, 2013, administrative and general expenses decreased by $967,000 in water services compared to the six months ended June 30, 2012. As part of the CPUC’s final decision on the water rate case, the CPUC also approved the recovery of $1.7 million in certain administrative and general costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets with a corresponding reduction to administrative and general expenses during the first quarter of 2013.  In addition, the CPUC’s final decision also decreased transportation expenses by approximately $438,000 as a result of a lower composite depreciation rate used for GSWC’s vehicles.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.

Excluding the reductions resulting from the final decision discussed above, administrative and general expenses for water services increased by approximately $1.2 million due primarily to an increase in legal, regulatory and other outside services costs totaling $1.2 million and an increase of $504,000 in workers compensation costs, partially offset by decreases of $338,000 in labor and employee related expenses and $166,000 in miscellaneous other administrative and general expenses.

For the six months ended June 30, 2013, administrative and general expenses for electric services increased by $1.0 million as compared to the six months ended June 30, 2012 due, in part, to the CPUC's approval in March 2012 for recovery of $1.2 million in legal and outside services for costs incurred for renewable energy resources, which had previously been expensed as incurred; while in 2013, $834,000 was filed and approved, a difference of $416,000. In addition, there were increases of: (i) $365,000 in additional legal and other outside services incurred primarily for the pending general rate case, and (ii) $288,000 in general office expense allocation in accordance with the approved water rate case.

For the six months ended June 30, 2013, administrative and general expenses for contracted services increased by $1.2 million due primarily to a $788,000 increase in labor and other employee related benefits charged to administrative and general activities, and a $309,000 increase in consulting and other outside services costs associated, in part, with the preparation of responses to requests for proposals issued by the U.S. government for new military base utility privatizations.  Legal and outside services tend to fluctuate and are expected to continue to fluctuate.

Depreciation and Amortization

For the six months ended June 30, 2013 and 2012 depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$17,839	$19,122	$(1,283)	(6.7)%
Electric Services	1,167	1,220	(53)	(4.3)%
Contracted Services	578	555	23	4.1%
Total depreciation and amortization	$19,584	$20,897	$(1,313)	(6.3)%

For the six months ended June 30, 2013, depreciation and amortization expense for water and electric services decreased by $1.3 million to $19.0 million compared to $20.3 million for the six months ended June 30, 2012 due primarily to lower depreciation composite rates as approved by the CPUC in the water rate case finalized in May 2013.  Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the six months ended June 30, 2013 and 2012, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$7,434	$5,977	$1,457	24.4%
Electric Services	424	319	105	32.9%
Contracted Services	989	887	102	11.5%
Total maintenance	$8,847	$7,183	$1,664	23.2%

Maintenance expense for water services increased by $1.5 million due primarily to planned maintenance work performed in GSWC’s Region II and Region III. Maintenance expense for water services is expected to increase for the remainder of 2013.

Maintenance expense for electric services increased during the six months ended June 30, 2013 as compared to the same period of 2012 in connection with expenses for tree trimming required by the CPUC.

Maintenance expense for contracted services increased during the six months ended June 30, 2013 primarily due to increases in outside services costs, partially offset by a decrease in labor and related employee expenses charged to maintenance expenses.

Property and Other Taxes

For the six months ended June 30, 2013 and 2012, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$6,598	$6,638	$(40)	(0.6)%
Electric Services	493	460	33	7.2%
Contracted Services	805	723	82	11.3%
Total property and other taxes	$7,896	$7,821	$75	1.0%

Property and other taxes remained relatively unchanged for the six months ended June 30, 2013 compared to the same period in 2012.

ASUS Construction Expenses

For the six months ended June 30, 2013, construction expenses for contracted services were $39.8 million, increasing $4.6 million compared to the same period in 2012 due primarily to an increase in new capital upgrade projects at Fort Bragg and Fort Bliss, as well as an increase in renewal and replacement work at Fort Bliss and Fort Jackson in South Carolina under the respective terms of the 50-year contracts with the U.S. government. These increases were partially offset by a decrease in construction activity on the water and wastewater pipeline replacement program at Fort Bragg in North Carolina primarily due to less favorable weather conditions for the six months ended June 30, 2013 compared to the same period in 2012, as previously discussed.

Interest Expense

For the six months ended June 30, 2013 and 2012, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$10,724	$10,877	$(153)	(1.4)%
Electric Services	750	812	(62)	(7.6)%
Contracted Services	155	99	56	56.6%
AWR (parent)	(83)	2	(85)	(4,250.0)%
Total interest expense	$11,546	$11,790	$(244)	(2.1)%

Overall, interest expense decreased by $244,000 due primarily to GSWC’s redemption of $8.0 million of its 7.55% notes in October 2012.  In addition, there were lower short-term bank loan balances during the first six months of 2013 as compared to the same period in 2012. There were no bank loan balances outstanding under the credit facility for the six months ended June 30, 2013, as compared to an average of $1.8 million during the same period of 2012.

Interest Income

For the six months ended June 30, 2013 and 2012, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$322	$656	$(334)	(50.9)%
Electric Services	(4)	23	(27)	(117.4)%
Contracted Services	2	5	(3)	(60.0)%
AWR (parent)	7	26	(19)	(73.1)%
Total interest income	$327	$710	$(383)	(53.9)%

Overall, interest income decreased by $383,000 for the six months ended June 30, 2013 due primarily to refund claims approved by the Internal Revenue Service recorded during 2012. These refunds were collected during the first quarter of 2013.

Other

For the six months ended June 30, 2013, Registrant recorded other income of $426,000 primarily related to gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan and accrued interest related to GSWC's allowance for funds used during construction.

Income Tax Expense

For the six months ended June 30, 2013 and 2012, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	$ CHANGE	% CHANGE
Water Services	$15,762	$11,563	$4,199	36.3%
Electric Services	1,544	1,759	(215)	(12.2)%
Contracted Services	3,294	4,143	(849)	(20.5)%
AWR (parent)	(203)	(30)	(173)	576.7%
Total income tax expense	$20,397	$17,435	$2,962	17.0%

For the six months ended June 30, 2013, income tax expense for water and electric services increased to $17.3 million compared to $13.3 million for the six months ended June 30, 2012 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 41.4% for the six months ended June 30, 2013 as compared to 41.6% applicable to the six months ended June 30, 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the six months ended June 30, 2013, income tax expense for contracted services decreased to $3.3 million as compared to $4.1 million for the six months ended June 30, 2012 due to a decrease in pretax income.  The ETR was approximately 38.5% and 38.9% for the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, AWR’s observance of trends in the industry, and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of June 30, 2013, there were no borrowings under this facility and $18.1 million of letters of credit were outstanding.  As of June 30, 2013, AWR had $81.9 million available to borrow under the credit facility.

In July 2012, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2012, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  Registrant expects to spend an average of $85 million a year in capital expenditures over the next three years, consistent with the CPUC-approved water general rate case.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of June 30, 2013, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $195.6 million was available on June 30, 2013 to pay dividends to AWR.

Registrant has paid common dividends for 77 consecutive years.  On May 20, 2013, the Board of Directors of AWR approved a 14.1% increase in its third quarter cash dividend from $0.355 per share to $0.405 per share on the common shares of the Company. This increase is equivalent to $0.20 per share above the prior annualized dividend rate of $1.42 to $1.62. Dividends on the common shares will be paid on September 3, 2013 to shareholders of record at the close of business on August 15, 2013.

On May 20, 2013, the Board of Directors of AWR also approved a two-for-one stock split of the Company's common shares. On or about September 3, 2013, shareholders will receive one additional share for each AWR common share they own. As a result of the stock split, the total number of common shares outstanding will increase from approximately 19.3 million to approximately 38.7 million.

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

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $33.6 million for the six months ended June 30, 2013 as compared to $63.9 million for the six months ended June 30, 2012.  The decrease in operating cash flow was primarily due to payments to subcontractors for construction activities at ASUS during the six months ended June 30, 2013. The billings (and cash receipts) for this construction work generally occur at completion of the work or based on a billing schedule contractually agreed to with the U.S. government. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $41.4 million for the six months ended June 30, 2013 as compared to $29.4 million for the same period in 2012, which is consistent with GSWC’s 2013 capital investment program.

Registrant intends to invest capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  The Company may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the issuance of Common Shares, short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; (iii) proceeds from stock option exercises; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction.   Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $7.2 million for the six months ended June 30, 2013 as compared to $9.9 million for the same period in 2012 due primarily to increases in receipts of advances for and contributions in aid of construction during 2013.  This increase was partially offset by an increase in dividends paid. During the six months ended June 30, 2013, AWR paid quarterly dividends to shareholders of approximately $13.7 million as compared to $10.6 million for the same period in 2012.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of June 30, 2013, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014.  During the six months ended June 30, 2013, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

GSWC may at times utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property.

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and common shares issuances to AWR will be adequate to provide sufficient working capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $44.6 million for the six months ended June 30, 2013 as compared to $45.7 million for the same period in 2012.  The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $50.4 million for the six months ended June 30, 2013 as compared to $28.7 million for the same period in 2012. The increase in capital expenditure is consistent with GSWC's capital improvement plan. GSWC is expected to incur capital expenditures averaging $85 million a year over the next three year rate cycle, primarily for upgrades to its water supply and distribution facilities. There was also the issuance of an interest bearing note receivable to AWR totaling $9.2 million during 2013. This note is expected to be repaid by AWR within one year.

Cash Flows from Financing Activities:

Net cash used in financing activities was $8.8 million for the six months ended June 30, 2013 as compared to cash used of $10.2 million for the same period in 2012.  The decrease in cash used in financing activities was due to an increase in advances for and contributions in aid of construction.  Cash used for financing activities was primarily used to pay dividends to AWR during both periods.

ASUS

ASUS funds its operating expenses primarily through internal operating sources and investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

Under the terms of the military privatization contracts, each contract price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases.  In addition, higher expenses from the corporate office and ASUS headquarters allocated to the Military Utility Privatization Subsidiaries were not contemplated at the time the contracts with the U.S. government were negotiated and are being addressed in price redeterminations.

In August 2011, Congress enacted the Budget Control Act which committed the U.S. government to significantly reduce the federal deficit over ten years. The Budget Control Act called for very substantial automatic spending cuts, known as "sequestration."  ASUS has not seen any earnings impact to its existing operations and maintenance and renewal and replacement services provided by ASUS, as such contracts are not subject to the provisions of the Budget Control Act.  Any future impact will likely be limited to the timing of funding for these services, a possible delay in the timing of payments from the U.S. government, likely delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.

The timing of future filings of price redeterminations may also be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).  At times, our filing of price redeterminations and requests for equitable adjustment may be postponed pending the outcomes of these audits or upon mutual agreement with the U.S. government.

Below is a summary of significant projects, price redeterminations and requests for equitable adjustment filings by subsidiaries of ASUS.

•
FBWS —The third price redetermination, for the three-year period beginning October 1, 2012, was finalized in October 2012 and provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts previously in effect.  A modification funding this increased amount was issued by the U.S. government in January 2013.

•
 TUS —The first price redetermination for Andrews Air Force Base was filed in December 2007. A modification funding the settlement of this redetermination, which provides an increase of 7% to the operations and maintenance fee and an increase of 15% to the renewal and replacement fee compared to the interim adjustment in effect since August 2010, was issued in August 2012.  This modification provided funding for the increases effective February 2012.  A modification to fund the retroactive portion of this increase to February 2008 was issued in May 2013 and payment was received in June 2013.

•
ODUS — The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012. The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Negotiations on these redeterminations have commenced and are expected to be completed in late 2013. ODUS is also awaiting final results of a DCAA audit of its fringe benefit loading rate used in these filings.

•
PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect. Negotiations on this redetermination have commenced and are expected to be completed during the fourth quarter of 2013.

•
ONUS - In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project.  The two projects total $23 million in contract value and are expected to be completed by the first quarter of 2014.

•
In September 2012, ONUS received a $17.6 million contract modification for construction of water and sewer infrastructure at a new area in Fort Bragg.  Construction is scheduled to be substantially complete by the end of 2013.

•
In December 2011, ONUS filed the first price redetermination for Fort Bragg, to be effective beginning March 1, 2010. Pending resolution of this filing, an interim increase of 3.6%, retroactive to March 2010, is currently in effect. Negotiations on this redetermination are expected to be completed during the fourth quarter of 2013.

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

Regulatory Matters

Recent Changes in Rates

Rate increases in 2013:

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates were retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues.  The rate increases for 2014 and 2015 are subject to an earnings test and fluctuations in market indices.  While the increase in 2013 revenues is projected to be approximately $10 million, the increase in the adopted water gross margin is forecasted to be approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The final decision also approves the recovery of various memorandum accounts which tracked certain costs that had previously been expensed as incurred.  As a result, for the six months ended June 30, 2013, GSWC recorded $3.2 million in additional regulatory assets related to CPUC approval of these memorandum accounts.

Rate increases in 2012:

In January 2012, the CPUC approved attrition rate increases for Regions I, II and III effective January 1, 2012. The authorized rate increases represent increases of approximately $2.0 million for Region II and $3.0 million for Region III compared to 2011 CPUC-adopted revenues. The rate increases for Region I were not material.

In January 2012, the CPUC approved attrition year rate increases for BVES effective January 1, 2012.  The authorized rate increase provided GSWC with additional annual revenues of approximately $681,000 for BVES.

Pending General Rate Case Requests

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  DRA has opposed this revenue increase. Alternative dispute resolution meetings for this GRC are scheduled to be held in September 2013 and a proposed decision is expected later in 2013.

Other Regulatory Matters

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of other regulatory matters.

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the DRA’s request to rehear certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs that to be refunded to customers.  In March 2013, GSWC and DRA reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. The settlement, if approved, would resolve all issues arising from the rehearing.

Alternative Revenue Mechanisms

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and MCBA accounts approved by the CPUC.  GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA.  For the three months ended June 30, 2013 and 2012, surcharges of $7.1 million and $4.2 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of June 30, 2013, GSWC has a net aggregated regulatory asset of $38.0 million which is comprised of a $51.1 million under-collection in the WRAM accounts and $13.1 million over-collection in the MCBA accounts. In May 2013, the CPUC approved recovery of GSWC's 2012 net WRAM, totaling $23.8 million, to be collected in 12 to 18 months.

Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  In April 2012, the CPUC issued a final decision which, among other things, set the recovery periods for under-collection balances that are up to 15% of adopted annual revenues at 18 months or less.  In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. The cap is effective following the first test year of each applicant’s pending or next general rate case.  For GSWC, the cap will be applied to its 2013 WRAM balances filed in early 2014.  The cap requirement set forth in the final decision will not impact GSWC’s 2012 and prior year WRAM/MCBA balances.

In May 2013, the CPUC approved a 36-month surcharge to recover BVES’ 2012 BRRAM balance, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection of $2.3 million.  Surcharges collected during the remainder of the 36-month period would be for recovery of a $1.8 million increase in the BVES revenue requirement representing the difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.8 million was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

Bear Valley Electric Service:

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, DRA issued its report on the GRC.  Included in DRA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with GAAP.  DRA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of June 30, 2013, GSWC has a $2.0 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If DRA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes DRA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’ GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing of BVES’ transmission and distribution poles to support BVES' requests for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony on this study, and to conduct additional evidential hearings.  DRA has challenged the results of the study, and requested that BVES provide additional information.  Alternative dispute resolution meetings for the GRC are scheduled to be held in September 2013. A proposed decision for this GRC is expected later in 2013.

A new renewables portfolio standard (“RPS”) law went into effect in December 2011 which changed, among other things, annual procurement targets to multi-year procurement targets.  Under the new RPS, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011-2013 compliance period by no later than December 31, 2013.  BVES’ most recent RPS report under the new law was submitted to the CPUC in December 2012 and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC would purchase approximately 582,000 RECs over a ten-year period which would be used towards meeting the CPUC’s RPS procurement requirements. In July 2013, the CPUC approved the agreement, which management believes will allow BVES to meet the RPS requirements for the next ten years and any shortfalls to date.

In March 2013, BVES filed an application with the CPUC to recover $835,000 (including interest) in costs incurred from April 1, 2011 through December 31, 2012 in connection with its efforts to procure renewable energy resources.  In May 2013, the CPUC approved these costs and accordingly, BVES recorded a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013. The amount will be recovered through a 12-month surcharge.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of radon and arsenic; and unregulated contaminants monitoring rule.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2012.

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project vary from year to year based on several factors.  Historically, weather was the primary factor in determining annual deliveries.  However, biological opinions issued in late 2007 have limited water diversions through the Sacramento/San Joaquin Delta (“Delta”) resulting in pumping restrictions to the State Water Project.  Even with variable State Water Project deliveries,  MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

Every year, the California Department of Water Resources (“DWR”) establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions.  In March 2013, DWR decreased its projected 2013 SWP water deliveries from 40 percent to 35 percent due to an unusually dry winter and pumping restrictions in the Delta.  Snow surveys conducted in May 2013 reported California snowpack below normal. Should such dry conditions continue, MWD could implement mandatory water rationing within its service territories. However, GSWC believes that MWD will be able to continue meeting water demand for the year.

Impact of Low Precipitation on Groundwater Supplies

During the spring of 2013, California experienced reduced levels of precipitation from average annual conditions. This is the second year of lower than average precipitation and is the driest spring in approximately 90 years on record. Reduced rainfall results in reduced recharge to the State's groundwater basins. Water levels in several of these basins, especially smaller basins, are experiencing dropping groundwater levels. GSWC utilizes groundwater from numerous groundwater basins throughout California. Several of GSWC's service areas rely on groundwater as their only source of supply. Should dry conditions persist through the remainder of 2013, areas served by these smaller basins may experience future mandatory conservation measures.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods for GSWC could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity for BVES and economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Barstow Perchlorate Contamination

On March 8, 2013, the Company was served with four toxic tort lawsuits filed in the Superior Court of San Bernardino: Rachel Alford et al vs. Golden State Water Company (case number CIVBS #1200612), Lorraine Gardner et al vs. Golden State Water Company (case number CIVBS #1200613), Clarice Matthews et al vs. Golden State Water Company (case number CIVBS #1200615), and Amy Dixon, et al vs. Golden State Water Company (case number CIVBS #1200616) arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The lawsuits claim negligence by GSWC and seek, among other things, punitive and compensatory damages. GSWC is the only named defendant in all four lawsuits. GSWC believes that these lawsuits are without merit and intends to vigorously defend itself in this matter.  However, at this time management is unable to estimate a loss or range of loss, if any, resulting from these pending lawsuits, and does not believe a loss is probable.

The disclosures about legal matters are discussed in Item 3 - Legal Proceedings, contained in Registrant's Annual Report on Form 10-K.

Registrant is subject to ordinary routine litigation incidental to its business. Other than the above and those disclosed in Registrant’s Form 10-K for the year ended December 31, 2012, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the second quarter of 2013.  The following table provides information about repurchases of common shares by AWR during the second quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 - 30, 2013	73,344		$55.75	—	NA
May 1 – 31, 2013	65,203		$54.50	—	NA
June 1 - 30, 2013	59,468		$53.55	—	NA
Total	198,015	(2)	$54.68	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.

(2)         Of this amount, 192,550 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.

(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)         There have been no material changes during the second quarter of 2013 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed June 19, 2013

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005

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

10.13
Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.14
Subcontract among the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.15
Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system incorporated by reference to Exhibit 10.21 Registrant’s Form 10-K with respect to the year ended December 31, 2000

10.16
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 28, 2013

10.17	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (2)

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

10.27	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

10.28	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

10.29	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.30	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.31	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009(2)

10.32
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.33
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011 (2)

10.34	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 28, 2013 (2)

10.35	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 28, 2013 (2)

10.36	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2012 (2)

10.37	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 15, 2013 (2)

10.38	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant’s Form 10-K for the period ended December 31, 2012 (2)

10.39	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 24, 2013 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)         Filed concurrently herewith

(2)         Management contract or compensatory arrangement

(3)         Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 8, 2013