Form 10-Q
period 2013-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2013-11-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013
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
As of November 1, 2013, the number of Common Shares outstanding, of American States Water Company was 38,717,549 shares. As of November 1, 2013, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•	Adequacy of our power supplies for GSWC’s Bear Valley Electric Service division and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•	Our ability to comply with the CPUC’s renewable energy procurement requirements

•	Changes in GSWC customer demand due to unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions, cost increases and conservation

•	Changes in accounting treatment for regulated utilities

•	Changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for our construction activities at our contracted services business

•	Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•	Delays in filing for or obtaining redetermination of prices or equitable adjustments to our prices on our contracts to provide water and/or wastewater services at military bases

•	Failure of the U.S. government to make timely payment to ASUS for water and/or wastewater services at military bases as a result of political disputes over the funding of the U.S. government

•	Disallowance of costs on our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•	Inaccurate assumptions used in preparing bids in our contracted services business

•	Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•	Failure to comply with the terms of our military privatization contracts

•	Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•	Implementation, maintenance and upgrading of our information technology systems

•	General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
Property, Plant and Equipment
Regulated utility plant, at cost	$1,425,214	$1,351,086
Non utility property, at cost	9,189	9,021
Total	1,434,403	1,360,107
Less - Accumulated depreciation	(465,944)	(442,316)
Net property, plant and equipment	968,459	917,791

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	15,343	13,755
Total other property and investments	16,459	14,871

Current Assets
Cash and cash equivalents	26,162	23,486
Accounts receivable — customers (less allowance for doubtful accounts of $768 in 2013 and $797 in 2012)	30,303	19,491
Unbilled revenue	21,083	16,147
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and $8 in 2012)	19,869	12,905
Other accounts receivable (less allowance for doubtful accounts of $437 in 2013 and $423 in 2012)	7,576	7,062
Income taxes receivable	2,847	16,547
Materials and supplies, at average cost	5,186	5,348
Regulatory assets — current	34,635	32,336
Prepayments and other current assets	3,679	4,391
Costs and estimated earnings in excess of billings on uncompleted contracts	41,068	37,703
Deferred income taxes — current	10,157	8,617
Total current assets	202,565	184,033

Regulatory and Other Assets
Regulatory assets	138,863	143,679
Costs and estimated earnings in excess of billings on uncompleted contracts	6,458	436
Receivable from the U.S. government (less allowance for doubtful accounts of $0 in 2013 and 2012)	2,864	4,535
Deferred income taxes	13	11
Other	15,372	15,587
Total regulatory and other assets	163,570	164,248

Total Assets	$1,351,053	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
Capitalization
Common shares, no par value	$252,351	$249,322
Earnings reinvested in the business	234,536	205,257
Total common shareholders’ equity	486,887	454,579
Long-term debt	332,088	332,463
Total capitalization	818,975	787,042

Current Liabilities
Long-term debt — current	3,398	3,328
Accounts payable	62,898	40,569
Income taxes payable	795	511
Accrued other taxes	8,255	8,167
Accrued employee expenses	10,611	9,919
Accrued interest	6,251	3,909
Unrealized loss on purchased power contracts	588	3,060
Billings in excess of costs and estimated earnings on uncompleted contracts	7,815	12,572
Other	15,062	11,662
Total current liabilities	115,673	93,697

Other Credits
Advances for construction	68,933	70,781
Contributions in aid of construction - net	113,836	106,450
Deferred income taxes	154,309	142,597
Unamortized investment tax credits	1,813	1,881
Accrued pension and other postretirement benefits	70,945	71,618
Other	6,569	6,877
Total other credits	416,405	400,204

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,351,053	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Water	$93,932	$90,976
Electric	8,849	8,549
Contracted services	28,133	34,368
Total operating revenues	130,914	133,893

Operating Expenses
Water purchased	19,246	18,874
Power purchased for pumping	3,414	3,067
Groundwater production assessment	4,656	3,923
Power purchased for resale	3,386	2,854
Supply cost balancing accounts	(1,003)	1,960
Other operation	7,185	7,394
Administrative and general	20,083	17,734
Depreciation and amortization	9,753	10,230
Maintenance	4,666	4,232
Property and other taxes	4,108	3,878
ASUS construction	19,256	23,332
Net gain on sale of property	—	(65)
Total operating expenses	94,750	97,413

Operating Income	36,164	36,480

Other Income and Expenses
Interest expense	(5,852)	(6,018)
Interest income	185	419
Other, net	247	219
Total other income and expenses	(5,420)	(5,380)

Income from operations before income tax expense	30,744	31,100

Income tax expense	9,905	12,436

Net Income	$20,839	$18,664

Weighted Average Number of Common Shares Outstanding	38,696	38,117
Basic Earnings Per Common Share	$0.54	$0.49

Weighted Average Number of Diluted Shares	38,923	38,205
Fully Diluted Earnings Per Common Share	$0.53	$0.48

Dividends Paid Per Common Share	$0.2025	$0.1775

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012
Operating Revenues
Water	$247,234	$238,334
Electric	27,980	27,735
Contracted services	86,947	89,298
Total operating revenues	362,161	355,367

Operating Expenses
Water purchased	46,648	42,257
Power purchased for pumping	7,385	6,642
Groundwater production assessment	11,666	11,228
Power purchased for resale	9,894	8,725
Supply cost balancing accounts	(9)	9,560
Other operation	19,158	21,671
Administrative and general	56,103	52,626
Depreciation and amortization	29,337	31,127
Maintenance	13,513	11,415
Property and other taxes	12,004	11,699
ASUS construction	59,053	58,513
Net gain on sale of property	(12)	(68)
Total operating expenses	264,740	265,395

Operating Income	97,421	89,972

Other Income and Expenses
Interest expense	(17,398)	(17,808)
Interest income	512	1,129
Other, net	673	435
Total other income and expenses	(16,213)	(16,244)

Income from operations before income tax expense	81,208	73,728

Income tax expense	30,302	29,871

Net Income	$50,906	$43,857

Weighted Average Number of Common Shares Outstanding	38,613	37,849
Basic Earnings Per Common Share	$1.31	$1.15

Weighted Average Number of Diluted Shares	38,835	38,077
Fully Diluted Earnings Per Common Share	$1.31	$1.15

Dividends Paid Per Common Share	$0.5575	$0.4575

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$50,906	$43,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,019	32,760
Provision for doubtful accounts	776	1,313
Deferred income taxes and investment tax credits	10,616	4,735
Stock-based compensation expense	1,711	1,477
Other — net	(31)	(359)
Changes in assets and liabilities:
Accounts receivable — customers	(11,498)	(9,731)
Unbilled revenue	(4,936)	(5,571)
Other accounts receivable	(504)	3,967
Receivable from the U.S. government	(5,293)	5,530
Materials and supplies	162	(3,508)
Prepayments and other current assets	712	(1,421)
Regulatory assets — supply cost balancing accounts	(9)	9,560
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,387)	(2,046)
Other assets (including other regulatory assets)	(2,890)	(19,331)
Accounts payable	9,370	12,981
Income taxes receivable/payable	13,984	21,294
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,757)	(10,899)
Accrued pension and other postretirement benefits	2,114	3,079
Other liabilities	6,214	3,892
Net cash provided	87,279	91,579

Cash Flows From Investing Activities:
Construction expenditures	(69,059)	(48,169)
Other investments	(1,423)	—
Proceed from sale of property	12	69
Net cash used	(70,470)	(48,100)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and stock option exercises	1,948	12,434
Receipt of advances for and contributions in aid of construction	10,051	5,101
Refunds on advances for construction	(3,328)	(3,216)
Repayments of long-term debt	(365)	(294)
Proceeds from issuance of long-term debt	60	4,034
Net change in notes payable to banks	—	(2,000)
Dividends paid	(21,520)	(17,307)
Other — net	(979)	(480)
Net cash used	(14,133)	(1,728)
Net increase in cash and cash equivalents	2,676	41,751
Cash and cash equivalents, beginning of period	23,486	1,315
Cash and cash equivalents, end of period	$26,162	$43,066

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
Utility Plant
Utility plant, at cost	$1,425,214	$1,351,086
Less - Accumulated depreciation	(460,789)	(437,949)
Net utility plant	964,425	913,137

Other Property and Investments	13,187	11,590

Current Assets
Cash and cash equivalents	25,726	22,578
Accounts receivable-customers (less allowance for doubtful accounts of $768 in 2013 and $797 in 2012)	30,303	19,491
Unbilled revenue	21,083	16,147
Inter-company receivable	5,228	2,508
Other accounts receivable (less allowance for doubtful accounts of $364 in 2013 and $380 in 2012)	4,993	6,377
Income taxes receivable from Parent	3,550	16,442
Note receivable from Parent	3,836	—
Materials and supplies, at average cost	2,056	2,244
Regulatory assets — current	34,635	32,336
Prepayments and other current assets	3,234	4,162
Deferred income taxes — current	9,259	7,577
Total current assets	143,903	129,862

Regulatory and Other Assets
Regulatory assets	138,863	143,679
Other accounts receivable	1,345	1,445
Other	12,791	14,339
Total regulatory and other assets	152,999	159,463

Total Assets	$1,274,514	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
Capitalization
Common shares, no par value	$232,392	$231,480
Earnings reinvested in the business	204,411	184,777
Total common shareholder’s equity	436,803	416,257
Long-term debt	332,088	332,463
Total capitalization	768,891	748,720

Current Liabilities
Long-term debt — current	3,398	3,328
Accounts payable	47,266	27,292
Accrued other taxes	7,791	7,720
Accrued employee expenses	9,466	8,786
Accrued interest	6,251	3,909
Unrealized loss on purchased power contracts	588	3,060
Other	14,960	11,606
Total current liabilities	89,720	65,701

Other Credits
Advances for construction	68,933	70,781
Contributions in aid of construction — net	113,836	106,450
Deferred income taxes	153,874	142,082
Unamortized investment tax credits	1,813	1,881
Accrued pension and other postretirement benefits	70,945	71,618
Other	6,502	6,819
Total other credits	415,903	399,631

Commitments and Contingencies (Note 8)	—	—

Total Capitalization and Liabilities	$1,274,514	$1,214,052

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2013	2012
Operating Revenues
Water	$93,932	$90,976
Electric	8,849	8,549
Total operating revenues	102,781	99,525

Operating Expenses
Water purchased	19,246	18,874
Power purchased for pumping	3,414	3,067
Groundwater production assessment	4,656	3,923
Power purchased for resale	3,386	2,854
Supply cost balancing accounts	(1,003)	1,960
Other operation	6,506	6,859
Administrative and general	17,007	14,993
Depreciation and amortization	9,474	9,941
Maintenance	4,239	3,801
Property and other taxes	3,572	3,357
Net gain on sale of property	—	(65)
Total operating expenses	70,497	69,564

Operating Income	32,284	29,961

Other Income and Expenses
Interest expense	(5,815)	(5,959)
Interest income	148	384
Other, net	247	219
Total other income and expenses	(5,420)	(5,356)

Income from operations before income tax expense	26,864	24,605

Income tax expense	10,251	10,030

Net Income	$16,613	$14,575

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Operating Revenues
Water	$247,234	$238,334
Electric	27,980	27,735
Total operating revenues	275,214	266,069

Operating Expenses
Water purchased	46,648	42,257
Power purchased for pumping	7,385	6,642
Groundwater production assessment	11,666	11,228
Power purchased for resale	9,894	8,725
Supply cost balancing accounts	(9)	9,560
Other operation	17,145	19,710
Administrative and general	46,407	44,359
Depreciation and amortization	28,480	30,283
Maintenance	12,097	10,098
Property and other taxes	10,663	10,454
Net gain on sale of property	—	(65)
Total operating expenses	190,376	193,251

Operating Income	84,838	72,818

Other Income and Expenses
Interest expense	(17,289)	(17,648)
Interest income	466	1,063
Other, net	674	434
Total other income and expenses	(16,149)	(16,151)

Income from operations before income tax expense	68,689	56,667

Income tax expense	27,557	23,352

Net Income	$41,132	$33,315

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$41,132	$33,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,162	31,916
Provision for doubtful accounts	687	1,271
Deferred income taxes and investment tax credits	10,556	4,725
Stock-based compensation expense	1,384	1,241
Other — net	103	(389)
Changes in assets and liabilities:
Accounts receivable — customers	(11,498)	(9,731)
Unbilled revenue	(4,936)	(5,571)
Other accounts receivable	1,483	1,222
Materials and supplies	188	(531)
Prepayments and other current assets	928	(1,348)
Regulatory assets — supply cost balancing accounts	(9)	9,560
Other assets (including other regulatory assets)	(1,588)	(19,245)
Accounts payable	7,015	3,945
Inter-company receivable/payable	(2,720)	(545)
Income taxes receivable/payable from/to Parent	12,892	20,782
Accrued pension and other postretirement benefits	2,114	3,079
Other liabilities	6,130	3,985
Net cash provided	93,023	77,681

Cash Flows From Investing Activities:
Construction expenditures	(68,823)	(47,230)
Note receivable from AWR parent	(9,200)	—
Receipt of payment of note receivable from AWR parent	5,364	—
Other investments and other investing activities	(1,423)	65
Net cash used	(74,082)	(47,165)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	10,051	5,101
Refunds on advances for construction	(3,328)	(3,216)
Proceeds from the issuance of long-term debt	60	4,034
Repayments of long-term debt	(365)	(294)
Dividends paid	(21,400)	(10,200)
Other — net	(811)	(389)
Net cash used	(15,793)	(4,964)

Net increase in cash and cash equivalents	3,148	25,552
Cash and cash equivalents, beginning of period	22,578	—
Cash and cash equivalents, end of period	$25,726	$25,552

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

On May 20, 2013, AWR's Board of Directors approved a two-for-one stock split of the Company's common shares.   In September 2013, shareholders of record received one additional share for each AWR common share they owned. This two-for-one stock split has been retroactively applied to these financial statements, resulting in an increase in the number of shares outstanding for all periods presented.

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

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of September 30, 2013, AWR has $3.8 million outstanding to GSWC under this Note, which GSWC has reflected as a current note receivable on its September 30, 2013 balance sheet. This Note is expected to be repaid by AWR within one year.

GSWC and ASUS provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC.  Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of September 30, 2013 and December 31, 2012.

Notes Payable to Banks: On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the credit agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. As of September 30, 2013, there were no outstanding borrowings under this credit facility.
Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.0 million and $966,000 for the three months ended September 30, 2013 and 2012, respectively, and $2.8 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $305,000 and $222,000 during the three months ended September 30, 2013 and 2012, respectively, and $636,000 and $563,000 for the nine months ended September 30, 2013 and 2012, respectively.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on Registrant’s consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2013, Registrant had approximately $72.3 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $49.8 million relates to the underfunding of pension and other post-retirement obligations, $15.9 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense, and $588,000 relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contract over the life of the contract. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	September 30, 2013	December 31, 2012
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$29,223	$42,574
Base Revenue Requirement Adjustment Mechanism	8,600	6,833
Costs deferred for future recovery on Aerojet case	15,106	16,030
Pensions and other post-retirement obligations (Note 7)	54,834	56,894
Flow-through taxes, net (Note 6)	15,901	16,415
General rate case memorandum accounts	17,381	4,495
Other regulatory assets	37,475	40,332
Various refunds to customers	(5,022)	(7,558)
Total	$173,498	$176,015

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2012 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2012.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM, net of the MCBA balances through December 31, 2012.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  For the three months ended September 30, 2013 and 2012, surcharges of $9.1 million and $6.7 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts, and $19.8 million and $14.3 million were billed to customers during the nine months ended September 30, 2013 and 2012, respectively.  For the three and nine months ended September 30, 2013, the WRAM and MCBA accounts also reflect the effects of the authorized 2013 adopted revenue and supply cost amounts approved in the CPUC’s final decision issued in May 2013 on GSWC’s water general rate case.  In March 2013, the CPUC approved recovery of GSWC's 2012 WRAM under-collection of $23.8 million, to be collected over 12 to 18 months. As of September 30, 2013, GSWC has a net aggregated regulatory asset of $29.2 million which is comprised of a $36.6 million under-collection in the WRAM accounts and $7.4 million over-collection in the MCBA accounts.

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

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which adjusts certain revenues to adopted levels.  In May 2013, the CPUC approved surcharges for recovery of BVES’ 2012 BRRAM balance. The CPUC approved a 36-month surcharge, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection balance of $2.3 million.  Surcharges collected during the remainder of the 36-month period will be for recovery of the $1.8 million difference between the allocated general office costs authorized by the CPUC in November 2010, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, this difference was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program. As of September 30, 2013, GSWC had a regulatory asset of $8.6 million under-collection in the BRRAM.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of September 30, 2013, there is an aggregate $17.4 million in the general rate case memorandum accounts, $13.3 million of which is for retroactive rate increases effective January 1, 2013 as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case. Surcharges ranging from 12 to 24 months, with the majority being 12 months, have been implemented to recover the retroactive adopted revenues related to the May 2013 CPUC decision.

Other Regulatory Assets:

Among other things, the final CPUC decision issued in May 2013 approved the recovery of various memorandum accounts which tracked certain previously incurred costs.  As a result, during the first quarter of 2013, GSWC recorded $3.2 million in other regulatory assets, the majority of which was reflected as a decrease in certain operating expenses related to the approval of these memorandum accounts in the final decision. During the second quarter of 2013, surcharges were implemented to begin recovering these costs from customers.

Other Regulatory Matters:

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.  In March 2013, GSWC and the Office of Ratepayer Advocates ("ORA") reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. The settlement agreement, if approved, would resolve all issues arising from the rehearing.

Procurement Audits
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is expected to commence in early 2014. At this time, management cannot predict the outcome of these audits or determine an estimated loss or range of loss, if any, resulting from these audits.

BVES General Rate Case

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC.  Included in ORA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with Generally Accepted Accounting Principles.  ORA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as had been authorized by the CPUC in prior rate cases.  As of September 30, 2013, GSWC had a $1.9 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If ORA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write off half of its deferred rate case costs. GSWC believes ORA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC does not believe a potential loss is probable, but is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’ GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing of BVES’s transmission and distribution poles to help support BVES' request for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony based on this study, and to conduct additional evidentiary hearings.  Alternative dispute resolution meetings for the GRC are scheduled to be held in December 2013. A proposed decision on this general rate case is expected in early 2014.

Renewables Portfolio Standard

In December 2011, a renewables portfolio standard (“RPS”) law went into effect which changed, among other things, annual procurement targets to multi-year procurement targets.  Under the RPS, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 through 2013 compliance period by no later than December 31, 2013.  BVES’ latest RPS reports under the standards were submitted to the CPUC in August 2013, and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  Accordingly, no provision for loss has been recorded in the financial statements as of September 30, 2013.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC agreed to purchase approximately 582,000 RECs over a ten-year period which would be used towards meeting the CPUC’s RPS procurement requirements.  In July 2013, the CPUC approved the agreement. During the third quarter of 2013, BVES purchased approximately 116,000 RECs under this agreement, which will be included as part of the electric supply cost balancing account during the fourth quarter of 2013 when they are applied towards the RPS requirements.

In July 2012, the CPUC also approved the purchase of RECs from the Los Angeles County Sanitation District.  BVES applied these RECs towards its pre-2011 RPS requirements and 2011 through 2013 requirements.  The cost of these RECs have been included as part of the electric supply cost balancing account as of September 30, 2013.

In March 2013, BVES filed an application with the CPUC to recover $835,000 (including interest) in additional costs incurred from April 1, 2011 through December 31, 2012 in connection with its efforts to procure renewable energy resources.  In May 2013, the CPUC approved these costs and accordingly, BVES recorded a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013. This amount will be recovered through a 12-month surcharge. In March 2012, BVES also received approval for recovery of $1.2 million of costs in its efforts to procure renewable energy resources incurred during the period September 1, 2007 through March 31, 2011.

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

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding, reflecting the two-for-one stock split effective September 3, 2013, used for calculating basic net income per share:

	Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	(in thousands, except per share amounts)	2013	2012	2013	2012
	Net income	$20,839	18,664	50,906	43,857
Less: (a)	Distributed earnings to common shareholders	7,836	6,766	21,527	17,316
	Distributed earnings to participating securities	48	52	123	119
	Undistributed earnings	12,955	11,846	29,256	26,422

(b)	Undistributed earnings allocated to common shareholders	12,877	11,755	29,089	26,242
	Undistributed earnings allocated to participating securities	78	91	167	180

	Total income available to common shareholders, basic (a)+(b)	$20,713	$18,521	$50,616	$43,558

	Weighted average Common Shares outstanding, basic	38,696	38,117	38,613	37,849
	Basic earnings per Common Share	$0.54	$0.49	$1.31	$1.15

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Employee Plans, and the 2003 Directors Plan, and net income. At September 30, 2013 and 2012, there were 273,740 and 452,416 options outstanding, respectively, under these Plans. At September 30, 2013 and 2012, there were also 236,891 and 296,341 restricted stock units outstanding, respectively.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Common shareholders earnings, basic	$20,713	$18,521	$50,616	$43,558
Undistributed earnings for dilutive stock options	78	—	167	180
Total common shareholders earnings, diluted	$20,791	$18,521	$50,783	$43,738

Weighted average common shares outstanding, basic	38,696	38,117	38,613	37,849
Stock-based compensation (1)	227	88	222	228
Weighted average common shares outstanding, diluted	38,923	38,205	38,835	38,077

Diluted earnings per Common Share	$0.53	$0.48	$1.31	$1.15

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 273,740 and 365,864 stock options at September 30, 2013 and 2012, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 236,891 and 296,341 restricted stock units at September 30, 2013 and 2012, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2013 and 2012.

No stock options outstanding at September 30, 2013 had an exercise price greater than the average market price of AWR’s Common Shares for the three and nine months ended September 30, 2013. There were 1,184 and 86,552 stock options outstanding at September 30, 2012 but not included in the computation of diluted EPS for the three and nine month ended September 30, 2012, respectively, because the related option exercise price was greater than the average market price of AWR’s Common Shares.  There were no stock options outstanding at September 30, 2013 or 2012 that were anti-dilutive.

During the nine months ended September 30, 2013 and 2012, Registrant issued 236,528 and 847,180 Common Shares, for approximately $1,948,000 and $12,434,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Employee Plans, and the 2003 Directors Plan. In addition, Registrant purchased 553,067 and 1,143,304 Common Shares on the open market during the nine months ended September 30, 2013 and 2012, respectively, under Registrant’s 401(k) Plan and the DRP. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended September 30, 2013 and 2012, AWR paid quarterly dividends of approximately $7.8 million, or $0.2025 per share, and $6.7 million, or $0.1775 per share, respectively. During the nine months ended September 30, 2013 and 2012, AWR paid quarterly dividends to shareholders of approximately $21.5 million, or $0.5575 per share, and $17.3 million, or $0.4575 per share, respectively.

On October 29, 2013, AWR's Board of Directors approved a fourth quarter dividend of $0.2025 per share on the common shares of the Company. Dividends on the common shares will be paid on December 2, 2013 to shareholders of record at the close of business on November 15, 2013.

Note 4 — Derivative Instruments:

GSWC purchases certain power at a fixed cost depending on the amount of power and the period during which the power is purchased under a purchased power contract.  The contract is subject to the accounting guidance for derivatives and requires mark-to-market derivative accounting.   The CPUC has authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract, having no impact on GSWC’s earnings. Upon expiration of the purchased power contract, the balance in this regulatory memorandum account will be zero.  As of September 30, 2013, there was a $588,000 cumulative unrealized loss which has been included in the memorandum account.

GSWC executed a new purchased power master agreement which is subject to CPUC approval. If approved, GSWC will be able to purchase 12 megawatts (“MWs”) of base load energy at a fixed price to be negotiated upon CPUC approval of the agreement. In June 2013, GSWC filed for approval of the agreement with the CPUC.  GSWC has requested CPUC approval of a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives.

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

The following table presents changes in the fair value of the derivative for the three and nine months ended September 30, 2013 and 2012:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Balance, at beginning of the period	$(1,147)	$(5,176)	$(3,060)	$(7,611)
Unrealized gain on purchased power contracts	559	2,457	2,472	4,892
Balance, at end of the period	$(588)	$(2,719)	$(588)	$(2,719)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $6.5 million as of September 30, 2013. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. Rates available to GSWC at September 30, 2013 and December 31, 2012 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. The interest rates used for the September 30, 2013 valuation increased as compared to December 31, 2012, decreasing the fair value of long-term debt as of September 30, 2013. Changes in the assumptions will produce differing results.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$335,486	$407,009	$335,791	$456,792

As previously discussed in Note 4, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of September 30, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$407,009	—	$407,009

Note 6 — Income Taxes:

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 38.2% and 40.8% for the three months ended September 30, 2013 and 2012, respectively, and 40.1% and 41.2% for the nine months ended September 30, 2013 and 2012, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.

In addition, during the three months ended September 20, 2013, AWR (parent) recorded a cumulative tax benefit of $1.5 million related to an employee benefit plan, of which $1.4 million is out-of-period for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. It is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years. As a result, AWR's consolidated ETR was 32.2% for the three months ended September 30, 2013 as compared to 40.0% in the same period of 2012, and 37.3% for the nine months ended September 30, 2013 as compared to 40.5% for the same period in 2012.

Changes in Tax Law:

In September 2013, the U.S. Treasury Department issued final regulations related to the tax treatment of tangible property, including guidance on expensing certain repair and maintenance expenditures.  The regulations are effective for tax years beginning on or after January 1, 2014. The Registrant’s current tax treatment of tangible property continues to be permitted; however, the Registrant is evaluating its water-pipeline tax repair-cost method, as well as other tax-method changes pursuant to these regulations, and, if the Registrant were to adopt such guidance, the impact to tax expense and the effective tax rate is not expected to be significant.

In January 2013, the American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013.  Although this change in law reduces AWR’s current taxes payable, it does not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:

The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan, and Supplemental Executive Retirement Plan (“SERP”) for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$1,742	$1,670	$106	$112	$201	$183
Interest cost	1,727	1,663	113	136	129	122
Expected return on plan assets	(1,894)	(1,634)	(95)	(90)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	31	(50)	(50)	40	40
Amortization of actuarial loss	720	759	—	—	85	77
Net periodic pension cost under accounting standards	2,325	2,489	179	213	455	422
Regulatory adjustment — deferred	(521)	(596)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,804	$1,893	$179	$213	$455	$422

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2013	2012	2013	2012	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$5,226	$5,007	$318	$336	$603	$549
Interest cost	5,181	4,992	339	408	387	366
Expected return on plan assets	(5,682)	(4,905)	(285)	(270)	—	—
Amortization of transition	—	—	315	315	—	—
Amortization of prior service cost (benefit)	90	90	(150)	(150)	120	120
Amortization of actuarial loss	2,160	2,277	—	—	255	231
Net periodic pension cost under accounting standards	6,975	7,461	537	639	1,365	1,266
Regulatory adjustment — deferred	(1,440)	(1,794)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$5,535	$5,667	$537	$639	$1,365	$1,266

Registrant expects to contribute approximately $150,000 to the postretirement medical plan in the fourth quarter of 2013.  During the three and nine months ended September 30, 2013, Registrant contributed $4.5 million and $6.6 million to the pension plan, respectively.

Regulatory Adjustment:

In May 2013, the CPUC issued a final decision that once again authorized GSWC to establish a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2013, GSWC has included a $5.1 million under-collection in the two-way pension balancing account recorded as a regulatory asset (Note 2). A surcharge is currently in place to begin recovering this under-collection.

Affordable Care Act:

In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until January 1, 2015. Registrant’s health care plan meets the current requirements of the Affordable Care Act. Registrant continues to assess the impact of the Affordable Care Act on its health care benefit costs, but does not expect it to have a material impact in the near future on the Company's consolidated financial position, results of operations or cash flows.

Note 8 — Contingencies:

GSWC Destruction of Well:

On September 12, 2013, GSWC contractors discovered methane gas and water flowing from one of GSWC's out-of-service wells which was in the process of being destroyed. The Los Angeles County Fire Department was contacted for their assistance and GSWC worked diligently with them to resolve this unusual well situation.  As a precaution, residents and businesses near the well site were evacuated. Experts from the oil and gas industry were also brought in to cap the well and stop the flow of water and methane gas. On September 25, 2013, residents were allowed to return to their homes. The costs incurred to cap the well and stop the flow of water and methane gas have been recorded as cost of removal. Disruption of business claims and costs incurred to relocate residents have not been significant, and have been expensed as incurred during the third quarter of 2013. Although GSWC believes the measures taken to stop the flow of water and gas have been effective and the capping of the well is substantially complete, at this time, management is unable to predict whether any other claims will be filed against GSWC as a result of this unusual well situation.

Barstow Perchlorate Contamination:

On March 8, 2013, GSWC was served with four toxic tort lawsuits arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs asserted that they were affected by the perchlorate and sought punitive and compensatory damages. In August 2013, GSWC filed a motion for summary judgment on the basis that GSWC has complied with the rules and regulations of the CPUC regarding its compliance with the safe drinking water standards. On October 23, 2013, the judge granted GSWC's motion for summary judgment and dismissed the lawsuits. The plaintiffs may appeal this ruling within 60 days from when the summary judgment is entered into official court records which is expected to occur in November 2013.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In November 2012 and again in September 2013, Claremont made an offer to acquire GSWC’s water system servicing Claremont. GSWC rejected both offers and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain. GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, the CMWD passed resolutions authorizing the establishment of a Community Facilities District. In August 2013, Ojai residents approved the levying of a special tax via the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”) which would provide funding for the potential acquisition of GSWC’s Ojai system by eminent domain.  GSWC has filed a petition in the Superior Court, Ventura County which, among other things, challenges the CMWD’s ability to utilize the Mello-Roos Act to fund legal and expert costs to be incurred in a potential acquisition. At this time, GSWC is unable to predict the outcome of that petition. GSWC serves approximately 3,000 customers in Ojai.

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

The court judgment also awarded GSWC prescriptive rights to groundwater against the non-stipulating parties and granted GSWC the right to use the Basin for temporary storage and to recapture 45 percent of the return flows that are generated from its importation of State Water Project water.  Pursuant to this judgment, the court retained jurisdiction over all of the parties to make supplemental orders or to amend the judgment as necessary.  In March 2008, the non-stipulating parties filed notices of appeal.  In November 2012, the Appellate Court upheld the Santa Maria judgment, with a remand to the trial court to clarify the narrow issue that non-stipulating parties retained their overlying rights.  There is no dispute on this clarification and the required filings will be made with the court in 2013.  In December 2012, the Appellate Court further modified the decision clarifying the basis for the overdraft finding that precipitated the prescriptive right finding.  In December 2012, the non-stipulating parties filed a request with the California Supreme Court for a review of the Appellate Court findings.   In February 2013, the California Supreme Court denied the parties’ request for review of the Appellate Court findings. In May 2013, the non-stipulating parties filed a request with the U.S. Supreme Court for a review of the Appellate Court findings, which the U.S. Supreme Court subsequently denied.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent monitoring results show gasoline has been reduced to a sheen on top of the groundwater surface. Testing has recently been conducted to determine if alternative remediation will be effective in reducing the contamination further.  As of September 30, 2013, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of September 30, 2013, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.0 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. AWR has no material assets other than cash and its investments in its subsidiaries on a stand-alone basis.  All activities of GSWC are geographically located within California.

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

	As Of And For The Three Months Ended September 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$93,932	8,849	28,133	$—	$130,914
Operating income (loss)	31,022	1,262	3,882	(2)	36,164
Interest expense, net	5,297	370	71	(71)	5,667
Utility plant	923,521	40,904	4,034	—	968,459
Depreciation and amortization expense (1)	8,900	574	279	—	9,753
Income tax expense (benefit)	9,812	439	1,343	(1,689)	9,905
Capital additions	27,256	546	68	—	27,870

	As Of And For The Three Months Ended September 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$90,976	$8,549	$34,368	$—	$133,893
Operating income (loss)	28,355	1,606	6,545	(26)	36,480
Interest expense, net	5,178	397	24	—	5,599
Utility plant	867,310	40,057	4,660	—	912,027
Depreciation and amortization expense (1)	9,405	536	289	—	10,230
Income tax expense (benefit)	9,795	235	2,493	(87)	12,436
Capital additions	17,347	1,155	220	—	18,722

(1)         Depreciation expense computed on GSWC’s transportation equipment of $214,000 and $484,000 for the three months ended September 30, 2013 and 2012, respectively, is recorded in administrative and general expenses.

	As Of And For The Nine Months Ended September 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$247,234	27,980	86,947	$—	$362,161
Operating income (loss)	79,557	5,281	12,592	(9)	97,421
Interest expense, net	15,699	1,124	224	(161)	16,886
Utility plant	923,521	40,904	4,034	—	968,459
Depreciation and amortization expense (1)	26,739	1,741	857	—	29,337
Income tax expense (benefit)	25,574	1,983	4,637	(1,892)	30,302
Capital additions	67,397	1,426	236	—	69,059

	As Of And For The Nine Months Ended September 30, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$238,334	27,735	$89,298	$—	$355,367
Operating income (loss)	65,872	6,946	17,275	(121)	89,972
Interest expense, net	15,399	1,186	118	(24)	16,679
Utility plant	867,310	40,057	4,660	—	912,027
Depreciation and amortization expense (1)	28,527	1,756	844	—	31,127
Income tax expense (benefit)	21,358	1,994	6,635	(116)	29,871
Capital additions	44,831	2,399	939	—	48,169

(1)         Depreciation expense computed on GSWC’s transportation equipment of $682,000 and $1,633,000 for the nine months ended September 30, 2013 and 2012, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	September 30,
	2013	2012
Total utility plant	$968,459	$912,027
Other assets	382,594	377,611
Total consolidated assets	$1,351,053	$1,289,638

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

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget.

However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP.  A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the sections titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of Third Quarter Results by Segment” and "Summary of Year-to-Date Results by Segment."

Overview

GSWC’s revenues, operating income and cash flows are earned through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Registrant plans to continue to seek additional rate increases in future years from the CPUC to recover increasing operating and supply costs. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings.

ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications or agreements with other third party prime contractors.  As a result, ASUS is subject to risks that are different than those of GSWC.

In June 2013, GSWC entered into an agreement to purchase all of the operating assets of Rural Water Company (“Rural”).  The transaction is subject to CPUC approval.  Rural serves approximately 1,000 customers in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area.
On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates are retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The 2013 adopted water gross margin is projected to increase by approximately $14 million, or 6.6%, as compared to the 2012 adopted water gross margin.  The new rates have been reflected in the results of operations for the three and nine months ended September 30, 2013.  Among other things, the final decision also reduced the overall composite depreciation rates and approved the recovery of various memorandum accounts which tracked certain costs that were previously expensed as incurred.  As a result, during the first quarter of 2013, GSWC recorded a decrease of approximately $3.0 million in certain operating expenses related to the approval of these memorandum accounts in the final decision. During the second quarter of 2013, surcharges were implemented to recover the costs in these memorandum accounts. These surcharges increased water revenues and increased operating expenses by corresponding amounts, resulting in no impact to pretax operating income.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2013	9/30/2012	CHANGE
Water	$0.42	$0.36	$0.06
Electric	0.01	0.02	(0.01)
Contracted services	0.06	0.10	(0.04)
AWR (parent)	0.04	—	0.04
Consolidated diluted earnings per share, as reported	$0.53	$0.48	$0.05

For the three months ended September 30, 2013, diluted earnings per share from the water segment increased by $0.06 to $0.42 per share, as compared to $0.36 per share for the same period of 2012.  Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin of approximately $2.6 million, or $0.04 per share, due primarily to new rates and a new adopted gross margin effective January 1, 2013 approved by the CPUC on May 9, 2013. In addition, there was an increase of $1.5 million in revenues with a corresponding increase in operating expenses, representing new surcharges billed to customers during the three months ended September 30, 2013 to recover previously incurred costs. These surcharges had no impact to net earnings.

•
Excluding supply costs and the impact of the $1.5 million surcharges discussed above, operating expenses remained relatively unchanged as compared to the same period last year. Increases in planned maintenance work were largely offset by lower depreciation expense as a result of a decrease in composite rates approved in the water rate case.

•
A decrease in the water effective income tax rate for the three months ended September 30, 2013 as compared to the same period in 2012, increasing earnings by $0.02 per share.  The change in the tax rate is primarily due to changes between book and taxable income from plant-related items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended September 30, 2013, diluted earnings from the electric segment were $0.01 per share as compared to $0.02 per share for the same period in 2012 due primarily to an increase in the effective income tax rate as a result of flow-through tax adjustments, which decreased earnings by $0.01 per share as compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, diluted earnings from contracted services decreased by $0.04 per share as compared to the same period in 2012 due to: (i) an increase in administrative expenses mostly from labor and other employee related benefits, in part, to pursue new military base utility privatization opportunities, and (ii) lower construction activities during the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to excessive rainfall in the month of July 2013 at Fort Bragg and expected slowdown of renewal and replacement capital work at Fort Bliss.

For the three months ended September 30, 2013, diluted earnings from AWR (parent) increased by $0.04 per share as compared to the same period in 2012 resulting primarily from a cumulative tax benefit related to an employee benefit program of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.4 million of this benefit relates to periods prior to the third quarter of 2013. It is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment, as reported:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2013	9/30/2012	CHANGE
Water	$1.00	$0.78	$0.22
Electric	0.06	0.10	(0.04)
Contracted services	0.20	0.27	(0.07)
AWR (parent)	0.05	—	0.05
Consolidated diluted earnings per share, as reported	$1.31	$1.15	$0.16

For the nine months ended September 30, 2013, diluted earnings contributed by the water segment were $1.00 per share as compared to $0.78 per share for the same period in 2012. The significant items in the water segment between the two periods were:

•
An increase in the water gross margin of approximately $10.3 million, or $0.15 per share, due primarily to new rates and a new adopted gross margin effective January 1, 2013 approved by the CPUC on May 9, 2013. In addition, there was an increase of $1.8 million in revenues with a corresponding increase in operating expenses, representing new surcharges billed to customers during the nine months ended September 30, 2013 to recover previously incurred costs. As previously mentioned, these surcharges had no impact to net earnings.

•
The CPUC's approval of previously incurred operating expenses totaling $2.7 million, or $0.04 per share, in connection with the water general rate case's final decision issued in May 2013. Among other things, the final decision approved the one-time recovery of various memorandum accounts, which tracked certain costs that were previously expensed as incurred. As a result, GSWC recorded regulatory assets for these memorandum accounts with a corresponding reduction in operating expenses during the first quarter of 2013.

•
Excluding supply costs, the $1.8 million of surcharges and the impact of the memorandum accounts discussed above, operating expenses decreased by approximately $643,000, or $0.01 per share, due primarily to decreases in: (i) depreciation expense of $1.8 million as a result of lower composite depreciation rates approved in the water rate case, and (ii) operation-related expenses resulting from lower bad debt expense, labor and other employee-related expenses. These decreases were partially offset by increases in: (i) administrative and general expenses resulting from higher legal and other outside services, and workers compensation costs, and (ii) maintenance expense of $1.9 million for planned maintenance work.

•
A decrease in the water effective income tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012, increasing earnings by $0.02 per share.  The change in the tax rate is primarily due to changes between book and taxable income from plant-related items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the nine months ended September 30, 2013, diluted earnings from the electric segment decreased by $0.04 per share as compared to the same period in 2012. In May 2013, the CPUC approved recovery of legal and outside services costs previously expensed in connection with GSWC's effort to procure renewable resources under the CPUC's renewables portfolio standard (“RPS”). As a result, GSWC recorded an $834,000 reduction in other operating expenses during the first quarter of 2013 as compared to the RPS recovery approved during 2012 of $1.2 million. The difference resulted in a decrease of $416,000 in pretax income, or $0.01 per share for 2013. In addition to the impact of this RPS recovery, there was an increase of $1.1 million, or $0.02 per share, in legal and consulting expenses in connection with the pending general rate case, and a higher effective income tax rate as compared to 2012 negatively impacting earnings by $0.01 per share.

For the nine months ended September 30, 2013, diluted earnings from contracted services decreased by $0.07 per share as compared to the same period in 2012 due primarily to: (i) a contract modification received in April 2012 for a major water and wastewater pipeline replacement project at Fort Bragg resulting in additional pretax operating income of $820,000, or approximately $0.01 per share, for the nine months ended September 30, 2012, with no similar contract modification received during 2013; (ii) an increase in administrative expenses related to employee related costs and consulting and other outside services costs, in part, to pursue new military base utility privatization opportunities, and (iii) an overall decrease in construction activities and lower profit margin on certain construction projects during the nine months ended September 30, 2013 as compared to the same period in 2012. There was a decrease in construction activities on the major pipeline replacement project at Fort Bragg in North Carolina due to less favorable weather conditions as compared to the first nine months of 2012. As a result, this pipeline project is now expected to be completed in early 2014.
For the nine months ended September 30, 2013, diluted earnings from AWR (parent) increased by $0.05 per share as compared to the same period in 2012 resulting primarily from a cumulative tax benefit related to an employee benefit program of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this benefit relates to periods prior to the nine months ended September 30, 2013. As previously discussed, it is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years.

The following discussion and analysis provide information on AWR’s consolidated operations and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$93,932	$90,976	$2,956	3.2%
Electric	8,849	8,549	300	3.5%
Contracted services	28,133	34,368	(6,235)	(18.1)%
Total operating revenues	130,914	133,893	(2,979)	(2.2)%

OPERATING EXPENSES
Water purchased	19,246	18,874	372	2.0%
Power purchased for pumping	3,414	3,067	347	11.3%
Groundwater production assessment	4,656	3,923	733	18.7%
Power purchased for resale	3,386	2,854	532	18.6%
Supply cost balancing accounts	(1,003)	1,960	(2,963)	(151.2)%
Other operation	7,185	7,394	(209)	(2.8)%
Administrative and general	20,083	17,734	2,349	13.2%
Depreciation and amortization	9,753	10,230	(477)	(4.7)%
Maintenance	4,666	4,232	434	10.3%
Property and other taxes	4,108	3,878	230	5.9%
ASUS construction	19,256	23,332	(4,076)	(17.5)%
Net gain on sale of property	—	(65)	65	(100)%
Total operating expenses	94,750	97,413	(2,663)	(2.7)%

OPERATING INCOME	36,164	36,480	(316)	(0.9)%

OTHER INCOME AND EXPENSES
Interest expense	(5,852)	(6,018)	166	(2.8)%
Interest income	185	419	(234)	(55.8)%
Other, net	247	219	28	12.8%
	(5,420)	(5,380)	(40)	0.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	30,744	31,100	(356)	(1.1)%
Income tax expense	9,905	12,436	(2,531)	(20.4)%

NET INCOME	$20,839	$18,664	$2,175	11.7%

Basic earnings per common share	$0.54	$0.49	$0.05	10.2%

Fully diluted earnings per common share	$0.53	$0.48	$0.05	10.4%

Operating Revenues:

General

Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief and price redeterminations are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at the Military Utility Privatization Subsidiaries.

Water

For the three months ended September 30, 2013, revenues from water operations increased $3.0 million to $93.9 million.  The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 is approximately $10 million over 2012 adopted levels. In addition, there was also a $1.5 million increase in surcharges during the three months ended September 30, 2013 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the third quarter of 2013 decreased by approximately 2.0% as compared to the same period in 2012. A change in consumption does not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended September 30, 2013, revenues from electric operations were $8.8 million as compared to $8.5 million for the same period in 2012.  In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  The CPUC's Office of Ratepayer Advocates ("ORA") has opposed this revenue increase. Alternative dispute resolution meetings with the CPUC are scheduled to be held in December 2013 and a proposed decision is expected in early 2014.

Billed electric usage increased by approximately 3.0% during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2013, revenues from contracted services were $28.1 million as compared to $34.4 million for the three months ended September 30, 2012. The decrease was mainly due to lower construction activity at various military bases, particularly at Fort Bliss in Texas and Fort Bragg in North Carolina. This was partially offset by an increase in construction revenues at the military bases in Virginia as compared to the third quarter of 2012.

Contracted services continues to receive U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2013, the U.S. government awarded ASUS approximately $18.5 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’ generating unit and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.3% and 31.5% of total operating expenses for the three months ended September 30, 2013 and 2012, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the three months ended September 30, 2013 and 2012 (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$93,932	$90,976	$2,956	3.2%
WATER SUPPLY COSTS:
Water purchased (1)	$19,246	$18,874	$372	2.0%
Power purchased for pumping (1)	3,414	3,067	347	11.3%
Groundwater production assessment (1)	4,656	3,923	733	18.7%
Water supply cost balancing accounts (1)	(1,226)	1,364	(2,590)	(189.9)%
TOTAL WATER SUPPLY COSTS	$26,090	$27,228	$(1,138)	(4.2)%
WATER GROSS MARGIN (2)	$67,842	$63,748	$4,094	6.4%
PERCENT MARGIN - WATER	72.2%	70.1%

ELECTRIC OPERATING REVENUES (1)	$8,849	$8,549	$300	3.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,386	$2,854	$532	18.6%
Electric supply cost balancing accounts (1)	223	596	(373)	(62.6)%
TOTAL ELECTRIC SUPPLY COSTS	$3,609	$3,450	$159	4.6%
ELECTRIC GROSS MARGIN (2)	$5,240	$5,099	$141	2.8%
PERCENT MARGIN - ELECTRIC	59.2%	59.6%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(1,003,000) and $1,960,000 for the three months ended September 30, 2013 and 2012, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

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

The overall actual percentages of purchased water for the three months ended September 30, 2013 and 2012 were 36.9% and 39.2%, respectively, as compared to the adopted percentages of approximately 37.6% and 43.8%, respectively. The overall water gross margin percent was approximately 72.2% in the third quarter of 2013 as compared to 70.1% for the same period of 2012. This increase is due to higher water rates and a new adopted water gross margin, and as previously discussed, the $1.5 million of surcharges which have a corresponding increase to operating expenses resulting in no impact to net earnings.

Purchased water costs for the three months ended September 30, 2013 increased to $19.2 million as compared to $18.9 million for the same period in 2012 primarily due to increases in wholesale water costs as compared to the three months ended September 30, 2012. These increases were partially offset by a decrease in customer usage.

For the three months ended September 30, 2013 and 2012, the cost of power purchased for pumping was approximately $3.4 million and $3.1 million, respectively, primarily due to increases in pumped water and average electric costs. Groundwater production assessments increased $733,000 due to additional assessments levied as compared to the three months ended September 30, 2012.

The water supply cost balancing account decreased $2.6 million during the three months ended September 30, 2013 as compared to the same period in 2012, due to an overall lower total adopted water supply cost for 2013 and an increase in groundwater production assessments.

For the three months ended September 30, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $3.4 million as compared to $2.9 million for the three months ended September 30, 2012, due largely to an increase in the average price per megawatt-hour (“MWh”) from $65.21 per MWh for the three months ended September 30, 2012 to $66.62 for the same period in 2013.  There was also a 3.0% increase in usage as compared to the three months ended September 30, 2012. The electric supply cost balancing account decreased by $373,000 due to the increase in average price per MWh.

Other Operation

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2013 and 2012, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$5,938	$6,244	$(306)	(4.9)%
Electric Services	568	615	(47)	(7.6)%
Contracted Services	679	535	144	26.9%
Total other operation	$7,185	$7,394	$(209)	(2.8)%

For the three months ended September 30, 2013, other operation expenses for water services decreased by $306,000 due to a decrease of $534,000 in conservation costs and $62,000 in miscellaneous other operation expenses. These decreases were partially offset by a $150,000 increase in chemical treatment cost and $140,000 in labor costs.

For the three months ended September 30, 2013, other operation expenses for contracted services increased by $144,000 due primarily to increases in labor costs charged to other operation expenses.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the three months ended September 30, 2013 and 2012, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$14,595	$13,113	$1,482	11.3%
Electric Services	2,412	1,880	532	28.3%
Contracted Services	3,072	2,715	357	13.1%
AWR (parent)	4	26	(22)	(84.6)%
Total administrative and general	$20,083	$17,734	$2,349	13.2%

For the three months ended September 30, 2013, administrative and general expenses for water services increased $1.5 million to $14.6 million as compared to $13.1 million for the same period in 2012. This increase is due primarily to the recovery, through surcharges, of various administrative and general costs previously incurred, but approved by the CPUC in the water rate case in May 2013. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to the various administrative and general expenses. These surcharges included in revenues and the corresponding operating expenses have no impact on pretax operating income. During the third quarter of 2013, approximately $1.2 million in surcharges were billed to customers, with a corresponding increase recorded primarily to legal, other outside services, and pension cost associated with the recovery of the pension balancing account authorized by the CPUC.

Excluding the effect of these surcharges, administrative and general expenses for water services increased by $262,000 during the three months ended September 30, 2013 due primarily to increases in workers' compensation costs of $222,000, and labor and other employee benefit costs of $197,000. These increases were partially offset by a $157,000 decrease in other miscellaneous administrative and general expenses.

For the three months ended September 30, 2013, administrative and general expenses for electric services increased by $532,000 as compared to the three months ended September 30, 2012 due primarily to increases of $253,000 in general office expense allocation in accordance with the approved water rate case and $231,000 in additional legal and other outside services incurred primarily for the pending general rate case.

For the three months ended September 30, 2013, administrative and general expenses for contracted services increased by $357,000 due to: (i) a $155,000 increase in general office expense allocation; (ii) a $122,000 increase in legal and outside service costs, and (iii) a $147,000 increase in labor and other employee related benefits. There was an increase in the number of employees in connection with pursuing new military utility privatization opportunities. These increases were partially offset by a decrease of $67,000 in miscellaneous other administrative and general expenses.

Depreciation and Amortization

For the three months ended September 30, 2013 and 2012 depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$8,900	$9,405	$(505)	(5.4)%
Electric Services	574	536	38	7.1%
Contracted Services	279	289	(10)	(3.5)%
Total depreciation and amortization	$9,753	$10,230	$(477)	(4.7)%

For the three months ended September 30, 2013, depreciation and amortization expense for water and electric services decreased overall by $467,000 to $9.5 million compared to $9.9 million for the three months ended September 30, 2012 due primarily to lower depreciation composite rates approved by the CPUC in the water rate case finalized in May 2013.  Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the three months ended September 30, 2013 and 2012, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$4,031	$3,590	$441	12.3%
Electric Services	208	211	(3)	(1.4)%
Contracted Services	427	431	(4)	(0.9)%
Total maintenance	$4,666	$4,232	$434	10.3%

Maintenance expense for water services increased by $441,000 due primarily to planned maintenance work performed in GSWC’s Region II and Region III. Maintenance expense for water services is expected to remain higher than 2012 levels for the remainder of 2013.

Property and Other Taxes

For the three months ended September 30, 2013 and 2012, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$3,358	$3,108	$250	8.0%
Electric Services	214	249	(35)	(14.1)%
Contracted Services	536	521	15	2.9%
Total property and other taxes	$4,108	$3,878	$230	5.9%

Property and other taxes for water services for the three months ended September 30, 2013 increased $250,000 due to increases in franchise fees and payroll taxes.

ASUS Construction

For the three months ended September 30, 2013, construction expenses for contracted services were $19.3 million, decreasing $4.1 million compared to the same period in 2012 due primarily to lower construction activity at most of the military bases as compared to the same period in 2012. This was partially offset by an increase in construction activities at the military bases in Virginia as compared to the third quarter of 2012.

Interest Expense

For the three months ended September 30, 2013 and 2012, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$5,442	$5,548	$(106)	(1.9)%
Electric Services	373	411	(38)	(9.2)%
Contracted Services	77	56	21	37.5%
AWR (parent)	(40)	3	(43)	(1,433.3)%
Total interest expense	$5,852	$6,018	$(166)	(2.8)%

Overall, interest expense decreased by 2.8% due primarily to GSWC’s redemption of $8.0 million of its 7.55% notes in October 2012.

Interest Income

For the three months ended September 30, 2013 and 2012, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$145	$370	$(225)	(60.8)%
Electric Services	3	14	(11)	(78.6)%
Contracted Services	6	32	(26)	(81.3)%
AWR (parent)	31	3	28	933.3%
Total interest income	$185	$419	$(234)	(55.8)%

Overall, interest income decreased by $234,000 for the three months ended September 30, 2013 due primarily to refund claims with the Internal Revenue Service recorded during the three months ended September 30, 2012. These refunds were collected during the first quarter of 2013.

Income Tax Expense

For the three months ended September 30, 2013 and 2012, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$9,812	$9,795	$17	0.2%
Electric Services	439	235	204	86.8%
Contracted Services	1,343	2,493	(1,150)	(46.1)%
AWR (parent)	(1,689)	(87)	(1,602)	1,841.4%
Total income tax expense	$9,905	$12,436	$(2,531)	(20.4)%

For the three months ended September 30, 2013, income tax expense for water and electric services increased to $10.3 million compared to $10.0 million for the three months ended September 30, 2012 due primarily to an increase in pretax income.  The effective tax rate (“ETR”) for GSWC was 38.2% for the three months ended September 30, 2013 as compared to 40.8% applicable to the three months ended September 30, 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended September 30, 2013, income tax expense for contracted services decreased to $1.3 million as compared to $2.5 million for the three months ended September 30, 2012 due to a decrease in pretax income.  The ETR was 35.2% and 38.2% for the three months ended September 30, 2013 and 2012, respectively. The change in ETR was due to differences between book and taxable income related to certain permanent items.

For the three months ended September 30, 2013, income tax expense at AWR (parent) decreased by $1.6 million as compared to the three months ended September 30, 2012 resulting primarily from a cumulative tax benefit of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.4 million of this tax benefit related to periods prior to the third quarter of 2013. It is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years. As a result, AWR's consolidated ETR was 32.2% for the three months ended September 30, 2013 as compared to 40.0% in the same period of 2012.

Consolidated Results of Operations — Nine Months Ended September 30, 2013 and 2012 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$247,234	$238,334	$8,900	3.7%
Electric	27,980	27,735	245	0.9%
Contracted services	86,947	89,298	(2,351)	(2.6)%
Total operating revenues	362,161	355,367	6,794	1.9%

OPERATING EXPENSES
Water purchased	46,648	42,257	4,391	10.4%
Power purchased for pumping	7,385	6,642	743	11.2%
Groundwater production assessment	11,666	11,228	438	3.9%
Power purchased for resale	9,894	8,725	1,169	13.4%
Supply cost balancing accounts	(9)	9,560	(9,569)	(100.1)%
Other operation	19,158	21,671	(2,513)	(11.6)%
Administrative and general	56,103	52,626	3,477	6.6%
Depreciation and amortization	29,337	31,127	(1,790)	(5.8)%
Maintenance	13,513	11,415	2,098	18.4%
Property and other taxes	12,004	11,699	305	2.6%
ASUS construction	59,053	58,513	540	0.9%
Net gain on sale of property	(12)	(68)	56	(82.4)%
Total operating expenses	264,740	265,395	(655)	(0.2)%

OPERATING INCOME	97,421	89,972	7,449	8.3%

OTHER INCOME AND EXPENSES
Interest expense	(17,398)	(17,808)	410	(2.3)%
Interest income	512	1,129	(617)	(54.7)%
Other, net	673	435	238	54.7%
	(16,213)	(16,244)	31	(0.2)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	81,208	73,728	7,480	10.1%
Income tax expense	30,302	29,871	431	1.4%

NET INCOME	$50,906	$43,857	$7,049	16.1%

Basic earnings per common share	$1.31	$1.15	$0.16	13.9%

Fully diluted earnings per common share	$1.31	$1.15	$0.16	13.9%

Operating Revenues:

Water

For the nine months ended September 30, 2013, revenues from water operations increased $8.9 million to $247.2 million, as compared to $238.3 million for the nine months ended September 30, 2012.  The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 is approximately $10 million over 2012 adopted levels. In addition, there was an increase of $1.8 million in surcharges billed during the nine months ended September 30, 2013 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the first nine months of 2013 increased by approximately 1.0% as compared to the same period in 2012. A change in consumption does not have a significant impact on earnings due to the CPUC-approved WRAM account in place for all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the nine months ended September 30, 2013, revenues from electric operations increased slightly to $28.0 million compared to $27.7 million for the same period in 2012.  In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  ORA has opposed this revenue increase. Alternative dispute resolution meetings for this GRC are scheduled to be held in December 2013 and a proposed decision is expected in early 2013.

Billed electric usage increased by 2.4% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

For the nine months ended September 30, 2013, revenues from contracted services were $86.9 million as compared to $89.3 million for the nine months ended September 30, 2012. Construction revenues decreased due to lower construction activities compared to the same period last year, primarily associated with a major water and wastewater project at Fort Bragg in North Carolina. This project experienced favorable weather during the first several months in 2012, which allowed for more construction work to be performed during that period. The decrease in construction activity on this project is partially offset by various other capital upgrade work being performed at Fort Bragg and the military bases in Virginia.

Contracted services continues to receive U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases. During the third quarter of 2013, the U.S. government awarded ASUS approximately $18.5 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.6% and 29.5% of total operating expenses for the nine months ended September 30, 2013 and 2012, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and margins during the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$247,234	$238,334	$8,900	3.7%
WATER SUPPLY COSTS:
Water purchased (1)	$46,648	$42,257	$4,391	10.4%
Power purchased for pumping (1)	7,385	6,642	743	11.2%
Groundwater production assessment (1)	11,666	11,228	438	3.9%
Water supply cost balancing accounts (1)	(1,787)	6,969	(8,756)	(125.6)%
TOTAL WATER SUPPLY COSTS	$63,912	$67,096	$(3,184)	(4.7)%
WATER GROSS MARGIN (2)	$183,322	$171,238	$12,084	7.1%
PERCENT MARGIN - WATER	74.1%	71.8%

ELECTRIC OPERATING REVENUES (1)	$27,980	$27,735	$245	0.9%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$9,894	$8,725	$1,169	13.4%
Electric supply cost balancing accounts (1)	1,778	2,591	(813)	(31.4)%
TOTAL ELECTRIC SUPPLY COSTS	$11,672	$11,316	$356	3.1%
ELECTRIC GROSS MARGIN (2)	$16,308	$16,419	$(111)	(0.7)%
PERCENT MARGIN - ELECTRIC	58.3%	59.2%

(1)                               As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(9,000) and $9.6 million for the nine months ended September 30, 2013 and 2012, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                 Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

The overall actual percentages of purchased water for the nine months ended September 30, 2013 and 2012 were 35.8% and 35.5%, respectively, as compared to adopted percentages of 35.7% and 42.1%, respectively.  The overall water gross margin percent was approximately 74.1% for the nine months ended September 30, 2013 as compared to 71.8% in the same period of 2012 resulting primarily from higher water rates and the new adopted water gross margin, and as previously discussed, the $1.8 million of surcharges which have a corresponding increase to operating expenses resulting in no impact to net earnings.

Purchased water costs for the nine months ended September 30, 2013 increased to $46.6 million as compared to $42.3 million for the same period in 2012 due primarily to an increase in supply mix as well as higher wholesale water costs as compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013 and 2012, the cost of power purchased for pumping was approximately $7.4 million and $6.6 million, respectively, due primarily to an increase in average electric rates. Groundwater production assessments increased $438,000 due to additional assessments levied as compared to the nine months ended September 30, 2012.

The water supply cost balancing account decreased $8.8 million during the nine months ended September 30, 2013 as compared to the same period in 2012, due to an overall lower total adopted water supply cost for 2013 and an increase in purchased water as discussed above, resulting in an under-collection recorded in the MCBA for the nine months ended September 30, 2013.

For the nine months ended September 30, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $9.9 million as compared to $8.7 million for the nine months ended September 30, 2012 due to an increase in customer usage, as well as an increase in the average price per MWh from $61.75 per MWh for the nine months ended September 30, 2012 to $64.72 for the same period in 2013. The electric supply cost balancing account decreased by $813,000 due to the increase in average cost per MWh.

Other Operation

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the nine months ended September 30, 2013 and 2012, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$15,431	$17,932	$(2,501)	(13.9)%
Electric Services	1,714	1,778	(64)	(3.6)%
Contracted Services	2,013	1,961	52	2.7%
Total other operation	$19,158	$21,671	$(2,513)	(11.6)%

For the nine months ended September 30, 2013, other operation expenses for water services decreased by $2.5 million.  This decrease was partially due to the CPUC's final decision issued in May 2013 on the water rate case, which approved among other things, the recovery of $1.0 million of certain other operation costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets with a corresponding reduction in other operation expenses for the nine months ended September 30, 2013.  In addition, there were also decreases in: (i) labor of $215,000 due to fewer employees; (ii) bad debt expense of $583,000, and (iii) conservation costs of $947,000. These decreases were partially offset by increased water treatment and other miscellaneous operation expenses.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company, and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2013 and 2012, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$40,175	$39,659	$516	1.3%
Electric Services	6,232	4,700	1,532	32.6%
Contracted Services	9,685	8,146	1,539	18.9%
AWR (parent)	11	121	(110)	(90.9)%
Total administrative and general	$56,103	$52,626	$3,477	6.6%

For the nine months ended September 30, 2013, administrative and general expenses increased by $516,000 in water services compared to the nine months ended September 30, 2012 due, in large part, to the CPUC’s final decision on the water rate case which approved the recovery of $1.7 million in certain administrative and general costs that were being tracked in memorandum accounts and had previously been expensed as incurred. As a result of the final decision, GSWC recorded additional regulatory assets for these memorandum accounts with a corresponding reduction to administrative and general expenses during the first quarter of 2013.  During the second quarter of 2013, surcharges were implemented to recover these and other costs such as pension. Approximately $1.4 million of surcharges related to these memo accounts and the pension balancing account were recorded with a corresponding increase to administrative and general expenses during the nine months ended September 30, 2013. As previously discussed, these surcharges and additional administrative and general expenses have no impact on pretax operating income. Finally, the CPUC’s final decision also decreased transportation expenses by approximately $407,000 as a result of a lower composite depreciation rate used for GSWC’s vehicles.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.

Excluding the impact from the final decision and surcharges discussed above, administrative and general expenses for water services increased by approximately $1.2 million due primarily to an increase of $1.3 million in legal and other outside services costs and $726,000 in workers' compensation costs. These increases were partially offset by a decrease of $800,000 resulting primarily from a decrease in general office expense allocation to the water segment in accordance with the approved water rate case.

For the nine months ended September 30, 2013, administrative and general expenses for electric services increased by $1.5 million as compared to the nine months ended September 30, 2012 due, in part, to the CPUC's approval in March 2012 for recovery of $1.2 million in legal and outside services for costs incurred for renewable energy resources, which had previously been expensed as incurred; while in 2013, $834,000 was filed and approved, a difference of $416,000. In addition, there were increases of: (i) $458,000 in additional legal and other outside services incurred primarily for the pending general rate case, and (ii) $541,000 in general office expense allocation to the electric segment in accordance with the approved water rate case.

For the nine months ended September 30, 2013, administrative and general expenses for contracted services is higher by $1.5 million compared to the same period in 2012, due primarily to an increase of: (i) approximately $1.0 million in labor and other employee related benefits resulting mostly from an increase in the number of employees, and (ii) $431,000 in consulting and other outside services costs. These increases are, in part, due to the pursuit of new military base utility privatization opportunities with the U.S. government.  Legal and outside services tend to fluctuate and are expected to continue to fluctuate.

Depreciation and Amortization

For the nine months ended September 30, 2013 and 2012 depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$26,739	$28,527	$(1,788)	(6.3)%
Electric Services	1,741	1,756	(15)	(0.9)%
Contracted Services	857	844	13	1.5%
Total depreciation and amortization	$29,337	$31,127	$(1,790)	(5.8)%

For the nine months ended September 30, 2013, depreciation and amortization expense for water and electric services decreased by $1.8 million to $28.5 million compared to $30.3 million for the nine months ended September 30, 2012 due primarily to lower depreciation composite rates as approved by the CPUC in the water rate case finalized in May 2013.  Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for the nine months ended September 30, 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the nine months ended September 30, 2013 and 2012, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$11,465	$9,567	$1,898	19.8%
Electric Services	632	531	101	19.0%
Contracted Services	1,416	1,317	99	7.5%
Total maintenance	$13,513	$11,415	$2,098	18.4%

Maintenance expense for water services increased by $1.9 million due primarily to planned maintenance work performed in GSWC’s Region II and Region III. Maintenance expense for water services is expected to remain higher than 2012 levels for the remainder of 2013.

Maintenance expense for electric services increased during the nine months ended September 30, 2013 as compared to the same period of 2012 in connection with expenses for tree trimming required by the CPUC.

Maintenance expense for contracted services increased during the nine months ended September 30, 2013 primarily due to increases in outside services costs, partially offset by a decrease in labor and related employee expenses charged to maintenance expenses.

Property and Other Taxes

For the nine months ended September 30, 2013 and 2012, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$9,956	$9,745	$211	2.2%
Electric Services	707	709	(2)	(0.3)%
Contracted Services	1,341	1,245	96	7.7%
Total property and other taxes	$12,004	$11,699	$305	2.6%

For the nine months ended September 30, 2013, property and other taxes for water services increased by $211,000 primarily due to increases in payroll and property related taxes.

For the nine months ended September 30, 2013, property and other taxes for contracted services increased by $96,000 due to an increase in gross receipts tax in connection with increased construction activity at the military bases in Virginia as compared to the same period in 2012.

ASUS Construction

For the nine months ended September 30, 2013, construction expenses for contracted services were $59.1 million, increasing $540,000 compared to the same period in 2012 due primarily to an increase in new capital upgrade activities at Fort Bragg in North Carolina and the military bases in Virginia, as well as an increase in renewal and replacement work at Fort Bliss in Texas and Fort Jackson in South Carolina under the respective terms of the 50-year contracts with the U.S. government. These increases were partially offset by a decrease in construction activity on a major water and wastewater pipeline replacement program at Fort Bragg primarily due to less favorable weather conditions for the nine months ended September 30, 2013 compared to the same period in 2012, as previously discussed.

Interest Expense

For the nine months ended September 30, 2013 and 2012, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$16,166	$16,425	$(259)	(1.6)%
Electric Services	1,123	1,223	(100)	(8.2)%
Contracted Services	232	155	77	49.7%
AWR (parent)	(123)	5	(128)	(2,560.0)%
Total interest expense	$17,398	$17,808	$(410)	(2.3)%

Overall, interest expense decreased by $410,000 due primarily to GSWC’s redemption of $8.0 million of its 7.55% notes in October 2012.  In addition, there were lower short-term bank loan balances during the first nine months of 2013 as compared to the same period in 2012. There were no bank loan balances outstanding under the credit facility for the nine months ended September 30, 2013, as compared to an average of $1.2 million during the same period of 2012.

Interest Income

For the nine months ended September 30, 2013 and 2012, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$467	$1,026	$(559)	(54.5)%
Electric Services	(1)	37	(38)	(102.7)%
Contracted Services	8	37	(29)	(78.4)%
AWR (parent)	38	29	9	31.0%
Total interest income	$512	$1,129	$(617)	(54.7)%

Overall, interest income decreased by $617,000 for the nine months ended September 30, 2013 due primarily to refund claims approved by the Internal Revenue Service recorded during 2012. These refunds were collected during the first quarter of 2013.

Other, net

For the nine months ended September 30, 2013, Registrant recorded other income of $673,000 primarily related to gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan and accrued interest related to GSWC's allowance for funds used during construction.

Income Tax Expense

For the nine months ended September 30, 2013 and 2012, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	$ CHANGE	% CHANGE
Water Services	$25,574	$21,358	$4,216	19.7%
Electric Services	1,983	1,994	(11)	(0.6)%
Contracted Services	4,637	6,635	(1,998)	(30.1)%
AWR (parent)	(1,892)	(116)	(1,776)	1,531.0%
Total income tax expense	$30,302	$29,871	$431	1.4%

For the nine months ended September 30, 2013, income tax expense for water and electric services increased to $27.6 million compared to $23.4 million for the nine months ended September 30, 2012 due primarily to an increase in water pretax income.  The effective tax rate (“ETR”) for GSWC was 40.1% for the nine months ended September 30, 2013 as compared to 41.2% applicable to the nine months ended September 30, 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the nine months ended September 30, 2013, income tax expense for contracted services decreased to $4.6 million as compared to $6.6 million for the nine months ended September 30, 2012 due to a decrease in pretax income.  The ETR was 37.5% and 38.7% for the nine months ended September 30, 2013 and 2012, respectively. The change in ETR was due to differences between book and taxable income related to certain permanent items.

For the nine months ended September 30, 2013, income tax expense at AWR (parent) decreased by $1.8 million as compared to the same period in 2012 resulting from a cumulative tax benefit of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this tax benefit related to periods prior to the nine months ended September 30, 2013. As previously discussed, it is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years. As a result, AWR's consolidated ETR was 37.3% for the nine months ended September 30, 2013 as compared to 40.5% for the same period in 2012.

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

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of September 30, 2013, there were no borrowings under this facility and $18.1 million of letters of credit were outstanding.  As of September 30, 2013, AWR had $81.9 million available to borrow under the credit facility.

In August 2013, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2012, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  GSWC expects to spend an average of $85 million a year in capital expenditures, excluding work funded by others, over the years 2013 through 2015 consistent with the CPUC-approved water general rate case.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of September 30, 2013, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $204.4 million was available on September 30, 2013 to pay dividends to AWR.

Registrant has paid common dividends for 77 consecutive years.  On October 29, 2013, the Board of Directors of AWR approved a dividend of $0.2025 per share on the common shares of the Company. Dividends on the common shares will be paid on December 2, 2013 to shareholders of record at the close of business on November 15, 2013.

On May 20, 2013, the Board of Directors of AWR also approved a two-for-one stock split of the Company's common shares. In September 2013, shareholders received one additional share for each AWR common share they owned. As a result of the stock split, the total number of common shares outstanding increased from approximately 19.3 million to approximately 38.7 million.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and as the market interest rate increases. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through the water and electric rates charged to customers.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from non-regulated subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and the other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $87.3 million for the nine months ended September 30, 2013 as compared to $91.6 million for the nine months ended September 30, 2012.  The decrease in operating cash flow was primarily due timing of the billing for construction work at the military bases during the nine months ended September 30, 2013. The billings (and cash receipts) for this construction work generally occur at completion of the work or based on a billing schedule contractually agreed to with the U.S. government. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. This decrease was partially offset by GSWC's billing of various surcharges implemented during 2013 in connection with the net WRAM under-collection and other previously incurred costs approved for recovery by the CPUC in May 2013 in connection with the water GRC. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $70.5 million for the nine months ended September 30, 2013 as compared to $48.1 million for the same period in 2012, which is consistent with GSWC’s 2013 capital investment program. Cash used for other investments consists primarily of cash invested in the Rabbi Trust for Registrant's supplemental executive retirement plan.

Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  The Company may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the proceeds from issuance of common shares and stock option exercises, short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; and (iv) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $14.1 million for the nine months ended September 30, 2013 as compared to $1.7 million for the same period in 2012 due primarily to cash proceeds received in 2012 from the Company’s stock incentive plans and an increase in dividends paid during the nine months ended September 30, 2013 as compared to the same period in 2012. These decreases were partially offset by an increase in cash receipts from advances and contributions in aid of construction; of which a large portion pertains to funding received in relations to fluoridation projects being completed in GSWC's Region II.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of September 30, 2013, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014.  During the nine months ended September 30, 2013, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

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

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally-generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and common shares issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $93.0 million for the nine months ended September 30, 2013 as compared to $77.7 million for the same period in 2012.  This increase was mainly due to the collection of various surcharges implemented during 2013 in connection with the net WRAM under-collection and balances approved for recovery by the CPUC in May 2013 in connection with the water GRC. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $74.1 million for the nine months ended September 30, 2013 as compared to $47.2 million for the same period in 2012. The increase in capital expenditure is consistent with GSWC's capital improvement plan. GSWC is expected to incur capital expenditures, excluding work funded by others, averaging $85 million a year over the next three year rate cycle, primarily for upgrades to its water supply and distribution facilities. GSWC also received an interest bearing note from AWR during 2013. The amount outstanding under this note was $3.8 million as of September 30, 2013. This note is expected to be repaid by AWR within one year. Cash used for other investments consists primarily of cash invested in a Rabbi Trust for the supplemental executive retirement plan.

Cash Flows from Financing Activities:

Net cash used in financing activities was $15.8 million for the nine months ended September 30, 2013 as compared to cash used of $5.0 million for the same period in 2012. The decrease in cash used in financing activities was due to an increase in dividends paid to AWR during the nine months ended September 30, 2013 as a result of the increase in cash generated from operating activities.

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

Contracted Services

Under the terms of the military privatization contracts with the U.S. government, each contract's price is subject to price redetermination two years after commencement of operations and every three years thereafter, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases.  In addition, higher allocated expenses from the corporate office and ASUS headquarters were not contemplated at the time the contracts were negotiated and are being addressed as part of the price redeterminations.

In August 2011, Congress enacted the Budget Control Act which committed the U.S. government to significantly reduce the federal deficit over ten years. The Budget Control Act called for very substantial automatic spending cuts, known as "sequestration."  ASUS has not seen any earnings impact to its existing operations and maintenance and renewal and replacement services provided by ASUS, as such contracts are an “excepted service” within the Budget Control Act. The Company is closely monitoring the progress with respect to newly appropriated funds, or a continuing resolution for the Department of Defense for the balance of the 2014 government fiscal year. Any future impact will likely be limited to the timing of funding for these services, a possible delay in the timing of payments from the U.S. government, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.

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

•
FBWS —The third price redetermination, for the three-year period beginning October 1, 2012, was finalized in October 2012 and provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts previously in effect.  A modification funding this increased amount was issued by the U.S. government in January 2013. An asset transfer filing with an annual increase in operations and maintenance fees of approximately $815,000 compared to the amount previously approved is in effect starting November 2013.

•
 TUS —The first price redetermination for Andrews Air Force Base was finalized and a modification to fund the retroactive portion of this increase since February 2008 was issued in May 2013 and payment was received in June 2013. The second price redetermination will be based in part on the finalization of asset transfer filings. These asset transfer filings are expected to be finalized in the fourth quarter of 2013.

•
ODUS — The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012. The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012. The U.S. government is currently reviewing the final results of a DCAA audit of its fringe benefit loading rate used in these filings. Negotiations on these redeterminations have commenced and are expected to be completed in late 2013.

•
PSUS — In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, an interim increase of 3.4%, retroactive to February 2010, is currently in effect. Negotiations on this redetermination have commenced and are expected to be completed during the fourth quarter of 2013.

•
ONUS — In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed, and the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project.  The two projects total $23 million in contract value and are expected to be completed by the second quarter of 2014.

•
In September 2012, ONUS received a contract modification for approximately $17 million for construction of water and sewer infrastructure at a new area in Fort Bragg.  Construction is scheduled to be substantially complete by the second quarter of 2014.

•
In September 2013, ONUS received a modification for the first price redetermination for Fort Bragg, effective retroactively to March 2010. The modification provides for a nominal increase in operations and maintenance revenues above the interim levels previously in effect and $4.2 million annual increase in annual renewal and replacement funding. ONUS will file the second price redetermination for Fort Bragg in November 2013 with an anticipated resolution date by the end of 2013.

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

Regulatory Matters

Recent Changes in Rates

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates were retroactive to January 1, 2013 and are expected to generate approximately $10 million in additional annual revenues starting in 2013 as compared to 2012 adopted revenues.  While the increase in 2013 revenues is projected to be approximately $10 million, the increase in the adopted water gross margin is forecasted to be approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The final decision also approves the recovery of various memorandum accounts which tracked certain costs that had previously been expensed as incurred.  As a result, for the nine months ended September 30, 2013, GSWC recorded $3.2 million in additional regulatory assets related to CPUC approval of these memorandum accounts. The rate increases for 2014 and 2015 are subject to an earnings test and fluctuations in market indices.

Pending General Rate Case Requests

In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. If rates are approved as filed, the rate increases are expected to generate approximately $1.3 million in annual revenues.  ORA has opposed this revenue increase. Alternative dispute resolution meetings for this GRC are scheduled to be held in December 2013 and a proposed decision is expected in early 2014.

Cost of Capital Proceeding for Water Regions

In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding filed in May 2011. The decision authorized, among other things, for GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts Return on Equity ("ROE") and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2012 through September 30, 2013, the Moody’s rate increased by 10 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remains unchanged.
Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2012 for a detailed discussion of other regulatory matters.

Procurement Audits
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is expected to commence in early 2014. At this time, management cannot predict the outcome of these audits or determine an estimated loss or range of loss, if any, resulting from these audits.
Alternative Revenue Mechanisms

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and MCBA accounts approved by the CPUC.  GSWC has implemented surcharges to recover its WRAM balances, net of the MCBA.  For the three months ended September 30, 2013 and 2012, surcharges of $9.1 million and $6.7 million, respectively, were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  As of September 30, 2013, GSWC has a net aggregated regulatory asset of $29.2 million which is comprised of a $36.6 million under-collection in the WRAM accounts and $7.4 million over-collection in the MCBA accounts. In May 2013, the CPUC approved recovery of GSWC's 2012 net WRAM, totaling $23.8 million, to be collected in 12 to 18 months.

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

In May 2013, the CPUC approved a 36-month surcharge to recover BVES’ 2012 BRRAM balance, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection of $2.3 million.  Surcharges collected during the remainder of the 36-month period are for recovery of the $1.8 million difference between the allocated general office costs authorized by the CPUC in its November 2010 decision on the Region II, Region III and general office rate case, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, the $1.8 million difference was combined in the BRRAM for recovery through the surcharge; however, these costs are not considered an alternative revenue program.

Bear Valley Electric Service:

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC.  Included in ORA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in accordance with GAAP.  ORA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of September 30, 2013, GSWC has a $1.9 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. If ORA prevails, GSWC may be required to record a charge to adjust accumulated depreciation and to write-off half of its deferred rate case costs. GSWC believes ORA’s recommendations are without merit and intends to vigorously defend its positions.  At this time, GSWC is unable to predict the final outcome of these matters in the pending rate case.

Hearings on BVES’ GRC, including the matters discussed above, were held in September 2012.  In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing of BVES’ transmission and distribution poles to support BVES' requests for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony on this study, and to conduct additional evidential hearings.  ORA has challenged the results of the study, and requested that BVES provide additional information.  Alternative dispute resolution meetings for the GRC are scheduled to be held in December 2013. A proposed decision for this GRC is expected in early 2014.

A renewables portfolio standard (“RPS”) law went into effect in December 2011 which changed, among other things, annual procurement targets to multi-year procurement targets.  Under the RPS, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011-2013 compliance period by no later than December 31, 2013.  BVES’ most recent RPS report under the law was submitted to the CPUC in August 2013 and did not reflect any RPS procurement deficiencies nor any potential or actual penalties.

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC agreed to purchase approximately 582,000 RECs over a ten-year period which would be used to meet the CPUC’s RPS procurement requirements. In July 2013, the CPUC approved the agreement, which management believes will allow BVES to meet the RPS requirements for the next ten years and any shortfalls to date.

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

In August 2013, the California Department of Public Health proposed a maximum contaminant level ("MCL") for hexavalent chromium (chromium-6) of 0.010 milligram per liter.  The 45-day public comment period for this proposed MCL was closed on October 11, 2013.  In the absence of any major delays, an enforceable MCL is anticipated to be established in 2014.  At the proposed level of 0.010 milligram per liter, the impact to GSWC is not considered significant.  At this time, Registrant is unable to predict the outcome, and thus the impact, of the final MCL.

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

Metropolitan Water District/ State Water Project

Water supplies available to the Metropolitan Water District of Southern California (“MWD”) through the State Water Project vary from year to year based on several factors.  Historically, weather was the primary factor in determining annual deliveries.  However, biological opinions issued in late 2007 have limited water diversions through the Sacramento/San Joaquin Delta (“Delta”) resulting in pumping restrictions on the State Water Project.  Even with variable State Water Project deliveries,  MWD has generally been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Barstow Perchlorate Contamination

On March 8, 2013, the Company was served with four toxic tort lawsuits filed in the Superior Court of San Bernardino: Rachel Alford et al vs. Golden State Water Company (case number CIVBS #1200612), Lorraine Gardner et al vs. Golden State Water Company (case number CIVBS #1200613), Clarice Matthews et al vs. Golden State Water Company (case number CIVBS #1200615), and Amy Dixon, et al vs. Golden State Water Company (case number CIVBS #1200616) arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs asserted that they were affected by the perchlorate and sought punitive and compensatory damages. In August 2013, GSWC filed a motion for summary judgment on the basis that GSWC has complied with the rules and regulations of the CPUC regarding its compliance with the safe drinking water standards. On October 23, 2013, the judge granted GSWC's motion for summary judgment and dismissed the lawsuits. The plaintiffs may appeal this ruling within 60 days from when the summary judgment is entered into official court records which is expected to occur in November 2013.

The disclosures about legal matters are discussed in Item 3 - Legal Proceedings, contained in Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the third quarter of 2013.  The following table provides information about repurchases of common shares by AWR during the third quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 - 31, 2013	4,080		$29.64	—	NA
August 1 – 31, 2013	59,142		$31.55	—	NA
September 1 - 30, 2013	8,621		$26.12	—	NA
Total	71,843	(2)	$30.79	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)        Of this amount, 57,000 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.
(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)       On October 29, 2013, AWR's Board of Directors approved a fourth quarter dividend of $0.2025 per share on the common shares of the Company. Dividends on the common shares will be paid on December 2, 2013 to shareholders of record at the close of business on November 15, 2013.

(b) There have been no material changes during the third quarter of 2013 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

3.4	Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended September 30, 2005

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2	Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed October 13, 2005

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10-K filed on March 13, 2009

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company's Form 10-Q for the quarter ended June 30, 2009

10.1
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

10.2
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991

10.3
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991

10.4
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1998

10.5
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992

10.6
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994

10.7	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 30, 2009 (2)

10.8	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant's Form S-3D filed November 12, 2008

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on November 5, 2008(2)

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009(2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed May 23, 2008 (2)

10.12
Loan and Trust Agreement between The Industrial Development Authority of The County of Maricopa, Chaparral City Water Company and Bank One, Arizona, NA, dated as of December 1, 1997 incorporated by reference to Exhibit 10.19 of Registrant's Form 10-K with respect to the year ended December 31, 2000

10.13
Subcontract among the United States, Central Arizona Water Conservation District and Chaparral City Water Company providing for water service, dated as of December 6, 1984 incorporated by reference to Exhibit 10.20 to Registrant's Form 10-K with respect to the year ended December 31, 2000

10.14
Contract between the United States and Chaparral City Water Company service, dated as of December 6, 1984 for construction of a water distribution system incorporated by reference to Exhibit 10.21 Registrant's Form 10-K with respect to the year ended December 31, 2000

10.15
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed May 28, 2013

10.16	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (2)

10.17
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2005 (2)

10.18
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended March 31, 2006 (2)

10.19	Form of Directors Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2006 (2)

10.20
Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant's Form 8-K filed February 3, 2006

10.21
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.3 of Registrant's Form 8-K filed November 5, 2008 (2)

10.22
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on November 5, 2008 (2)

10.23
Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant's Form 8-K filed November 5, 2008 (2)

10.24	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed May 23, 2008 (2)

10.25
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed May 23, 2008 (2)

10.26	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.27	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.28	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.29	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.30	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.31
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (2)

10.32
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (2)

10.33	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.34	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.35	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.36	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 15, 2013 (2)

10.37	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (2)

10.38	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 24, 2013 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)         Filed concurrently herewith

(2)         Management contract or compensatory arrangement

(3)         Furnished concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 4, 2013