Form 10-K
period 2013-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2014-02-26
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013 or
☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number	Registrant, State of Incorporation Address, Zip Code and Telephone Number	IRS Employer Identification No.
001-14431	American States Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-4676679

001-12008	Golden State Water Company (Incorporated in California) 630 E. Foothill Boulevard, San Dimas, CA 91773-1212 (909) 394-3600	95-1243678

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
American States Water Company Common Shares	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes ☒ No ☐
Golden State Water Company	Yes ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes ☐ No ☒
Golden State Water Company	Yes ☐ No ☒

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

The aggregate market value of all voting common shares held by non-affiliates of American States Water Company was approximately $1,038,069,000 and $1,116,294,000 on June 30, 2013 and February 24, 2014, respectively. The closing price per common share of American States Water Company on February 24, 2014, as quoted in The Wall Street Journal website, was $28.81.  As of February 24, 2014, the number of common shares of American States Water Company outstanding was 38,746,762. As of that same date, American States Water Company owned all 146 outstanding common shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2013 and February 24, 2014.
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

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants, American States Water Company (hereinafter “AWR”), and Golden State Water Company (hereinafter “GSWC”). References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2013.

General

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units, water and electric service utility operations, conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein individually as a “Military Utility Privatization Subsidiary” or collectively as the “Military Utility Privatization Subsidiaries.”

GSWC is a California public utility company engaged principally in the purchase, production and distribution of water in 75 communities in 10 counties in the State of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  It was incorporated as a California corporation on December 31, 1929. GSWC also provides electric service to the City of Big Bear Lake and surrounding areas in San Bernardino County, California through its Bear Valley Electric Service (“BVES”) division.

GSWC served 257,102 water customers and 23,615 electric customers at December 31, 2013, or a total of 280,717 customers, compared with 255,657 water customers and 23,379 electric customers at December 31, 2012, or a total of 279,036 customers. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2013, 2012 and 2011.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm, fixed-price with prospective price-redetermination contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to redetermination every three years following the initial two years of the contract. Prices are also subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’ military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•	FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico effective October 1, 2004;

•	TUS - water and wastewater systems at Andrews Air Force Base in Maryland effective February 1, 2006;

•	ODUS - wastewater system at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Fort Eustis and Fort Story in Virginia (“TRADOC”) effective April 3, 2006;

•	PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•	ONUS - water and wastewater systems at Fort Bragg, Pope Army Airfield and Camp Mackall, North Carolina effective March 1, 2008.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  The U.S. government is the primary customer for ASUS’ contracted services.  ASUS, from time to time, performs work at military bases for other prime contractors of the U.S. government.

The revenue from AWR’s segments is seasonal. The impact of seasonality on these AWR businesses is discussed in more detail in Item 1A — “Risk Factors.”

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Environmental Matters.”

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which government agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. AWR’s other subsidiary, ASUS, actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services and governmental entities primarily on the basis of price and quality of service.

AWR Workforce

AWR and its subsidiaries had a total of 722 employees as of January 31, 2014.  GSWC had 574 employees as of December 31, 2013.  Seventeen employees in GSWC’s Bear Valley Electric Service (“BVES”) customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2014.  Sixty-seven employees in GSWC’s Region II are covered by a collective bargaining agreement with the Utility Workers Union of America, which expires in 2014. GSWC has no other unionized employees.

ASUS had 148 employees as of January 31, 2014.  Ten of the employees of a subsidiary of ASUS are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement, which was set to expire in September 2013, was extended one year.

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

•
Availability of water supplies, which may be adversely affected by the California drought, changes in weather patterns in the West, contamination and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater

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

•
Our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs

•	Adequacy of BVES's power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•	Our ability to comply with the CPUC’s renewable energy procurement requirements

•
Changes in GSWC long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as new landscaping or irrigation requirements, recycling of water by the customer or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases

•	Changes in accounting treatment for regulated utilities

•	Changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for construction activities at our contracted services business

•
Termination, in whole or in part, of our contracts to provide water and/or wastewater services at military bases by one or more of the Military Utility Privatization Subsidiaries for the convenience of the U.S. government or for default

•	Failure of the U.S. government to make timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government

•	Delays in obtaining redetermination of prices or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases

•	Disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost review or investigations by contracting agencies

•	Inaccurate assumptions used in preparing bids in our contracted services business

•	Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•	Failure to comply with the terms of our military privatization contracts

•	Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•	Implementation, maintenance and upgrading of our information technology systems

•	General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

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

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

Our revenues at GSWC depend substantially on the rates and fees we charge our customers and the ability to recover our costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electric power, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for equitable adjustments or price redeterminations for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.  Interim rates may also be granted by the U.S. government, should there be delays in the price redetermination process.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment charges and customer refunds. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and/or reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.  A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

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

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect one or more of our Military Utility Privatization Subsidiaries. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or redetermination of prices which could adversely affect our anticipated rates of return.

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

Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase

Our capital and operating costs at GSWC can increase substantially as a result of increases in environmental regulation arising from increases in the cost of disposing of residuals from our water treatment plants, upgrading and building new water treatment plants, compliance monitoring activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under settlement and contractual arrangements. In certain circumstances, we may be able to recover costs from parties responsible or potentially responsible for contamination, either voluntarily or through specific court action.

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

Additional Risks Associated with our Public Utility Operations

Our operating costs may increase as a result of groundwater contamination

Our operations can be impacted by groundwater contamination in certain service territories.  Historically, we have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to slow the movement of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.  In emergency situations, we have supplied our customers with bottled water until the emergency situation has been resolved.

In some cases, persons responsible for causing the contamination of groundwater supplies have paid for mitigation actions.  In other cases, we recover our costs in rates or through insurance.  To date, the CPUC has permitted us to establish memorandum accounts for potential recovery of these types of costs when they arise.

Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of contamination issues.  However, such issues, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The adequacy of our water supplies depends upon weather and a variety of other uncontrollable factors

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

*	Rainfall, runoff, flood control, snow pack levels in California and the West, reservoir levels and availability of reservoir storage;

*	Availability of Colorado River water and imported water from the State Water Project;

*	The amount of usable water stored in reservoirs and groundwater basins;

*	The amount of water used by our customers and others;

*	Water quality;

*	Legal limitations on production, diversion, storage, conveyance and use; and

*	Climate change.

The extended California drought and changes in weather patterns in the West, population growth and changes in customer usage patterns in California have caused increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project, low reservoir levels and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water Metropolitan Water District of Southern California, or MWD, and other state water contractors are able to import from northern California. We have implemented tiered rates and other practices in order to encourage water conservation. We are also acting to secure additional supplies from desalination and water transfers. It is unlikely, however, that any of these efforts will enable us to address the near term impacts of the extended drought in California. Moreover, we cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers.

Water shortages at GSWC may:

*	adversely affect our supply mix, for instance, by causing increased reliance upon more expensive water sources;

*
adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers or requiring us to transport water over longer distances, truck water to water systems that may be isolated or become isolated or adopt other emergency measures to enable us to continue to provide water service to our customers;

*
result in an increase in our capital expenditures, for example by requiring the construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water;

*
adversely affect the volume of water sold as a result of such factors as mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns, recycling of water by customers, purchases of recycled water from other third parties and imposition of new regulations impacting such things as landscaping and irrigation patterns; and

*	result in customer dissatisfaction and harm to our reputation if water service is reduced or interrupted as a result of the California drought, water contamination or other causes.

We may be able to recover increased operating and capital costs through the ratemaking process. GSWC has implemented a modified supply cost balancing account (“MCBA”) to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, the balance in the MCBA will be collected in the future from a surcharge billed to customers for the net WRAM and MCBA balances over 12, 18, and up to 36 month periods, which may have a short-term negative impact on cash flow.

We may also recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination. However, we often experience delays in obtaining recovery of these costs and incur additional costs associated with seeking recovery from responsible or potentially responsible parties which may adversely impact our liquidity. In some events we may be unable to recover all of these costs from third parties due to the inability to identify the potentially responsible parties, the lack of financial resources of responsible parties or the high litigation costs associated with obtaining recovery from responsible or potentially responsible parties.

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. Our source of supply does vary among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of the supply from wholesale suppliers; and other districts obtain the supply from a combination of wells and wholesale suppliers. When water produced from wells in those areas is insufficient to meet customer demand or when such production is interrupted, we have purchased-water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.

Furthermore, imported water wholesalers, such as MWD may not always have an adequate supply of water to sell to us. Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. GSWC has implemented a modified supply cost balancing account (“MCBA”) to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. Along with the water revenue adjustment mechanism ("WRAM"), the MCBA accounts are recovered through surcharges over 12, 18, and up to 36 month periods, which may have a short-term negative impact on cash flow.

Our liquidity and earnings may be adversely affected by maintenance costs due to our aging infrastructure

Some of our systems in California are more than 50 years old.  We have experienced leaks and water quality and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. These costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by GSWC for possible recovery. We may not recover overages from those estimates in rates.

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

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation can result in lower volumes of water sold.  We may experience a decline in per residential customer water usage due to factors such as:

*      conservation efforts to reduce costs;
*      drought conditions resulting in additional water conservation;
*      the use of more efficient household fixtures and appliances by residential consumers to save water;
*      voluntary or mandatory changes in landscaping and irrigation patterns;
*      recycling of water by our customers, and
*      purchases of recycled water by our customers from other service providers

            These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after the current drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions.

We implemented a CPUC-approved water revenue adjustment mechanism at GSWC which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected as much of the revenues we recognize in these accounts are collected from customers primarily through surcharges generally over a twelve to eighteen month period. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought.

Our earnings may be affected, to some extent, by weather during different seasons

The demand for water and electricity varies by season.  For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  GSWC has implemented a CPUC-approved water revenue adjustment mechanism, which helps mitigate fluctuations in revenues and earnings due to changes in water consumption by our customers in California.

The demand for electricity in our electric customer service area is greatly affected by winter snows. An increase in winter snows reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  GSWC has implemented a CPUC-approved base revenue requirement adjustment mechanism for our electric business which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by GSWC’s electric customers.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California

We generally purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following expiration of power purchase contracts if there are delays in obtaining CPUC authorization of new power purchase contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flow may be affected by the increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.   However, GSWC has implemented supply cost balancing accounts, as approved by the CPUC, to alleviate any fluctuation to supply costs.  We also operate a natural gas-fueled 8.4 megawatt generator in our electric service area.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electric prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments as we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC may authorize us to establish a memorandum account to track the changes in the fair market value of our purchased power contracts.  As a result, unrealized gains and losses on these types of purchased power contracts do not impact earnings.

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules

We are required to procure a portion of our electricity from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement with a third party to purchase renewable energy credits which we believe allows us to meet these requirements through 2023.  In the event that the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if the CPUC determines that we are not in compliance with the renewable resource procurement rules.

Our assets are subject to condemnation

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings which may be costly and may divert the attention of management from the operation of our business.  If a municipality or other government subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with the condemnation of these assets. In addition, we would no longer be entitled to any portion of revenue generated from the use of such assets going forward.

Our costs of obtaining and complying with the terms of franchise agreements are increasing

Cities and counties in which GSWC operates have granted GSWC a franchise to construct, maintain and use pipes and appurtenances in public streets and rights of way.  The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate GSWC’s operations within the boundaries of the city or unincorporated area of the counties in which GSWC operates.  Cities and counties have also been attempting to impose new fees on GSWC’s operations, including pipeline abandonment fees and road cut or other types of capital improvement fees.  At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC for the increased costs of local government regulation.  These trends may adversely affect GSWC’s ability to recover its costs of providing water service in rates and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels and may result in an increase in condemnation actions initiated by local consumer groups opposed to rate increases necessitated by these increased costs.

Additional Risks Associated with our Contracted Services

We derive revenues from contract operations primarily from the operation and maintenance of water and/or wastewater systems at military bases and the construction of water and wastewater infrastructure on these bases (including renewal and replacement of these systems). As a result, these operations are subject to risks that are different than those of our public utility operations.

Our 50-year contracts for servicing military bases create certain risks that are different from our public utility operations

We have entered into contracts to provide water and/or wastewater services at military bases pursuant to 50-year contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of one or more of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with requests for equitable adjustment or other changes permitted by the terms of the contracts. The contract price for each of these contracts is subject to redetermination every three years following the initial two years of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service requirement changes with respect to wages and fringe benefits to the extent provided in each of the contracts.

We are required to record all costs under these types of contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our price redeterminations and/or requests for equitable adjustments are approved.  Delays in obtaining approval of price redeterminations and/or equitable adjustments can negatively impact our results of operations and cash flows.

We are subject to audits, cost review and investigations by contracting oversight agencies. Certain audit findings such as system deficiencies for government contract reporting requirements may result in delays in price redetermination filings. During the course of an audit, the oversight agency may disallow costs.

Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to canceled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military generally or military base operations specifically.

Management also reviews goodwill for impairment at least annually.  ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations and/or equitable adjustments are not granted.

Risks associated with the collection of wastewater are different, in some respects, from that of our water distribution operations

The wastewater collection system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and/or economic damages. The cost of addressing such may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses might not be covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

Our contracts for the construction of infrastructure improvements on military bases create risks that are different, in some respects, from that of our operations and maintenance activities

We have entered into contract modifications with the U.S. government and agreements with third parties for the construction of new water and/or wastewater infrastructure at the military bases on which we operate. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we will benefit from cost savings, but are generally unable (except for changes in scope or circumstances approved by the U.S. government or third party) to recover any cost overruns to the approved contract price. Under most circumstances, the U.S. government or third party has approved increased cost change orders due to changes in scope of work performed.

We generally recognize revenues from these types of contracts using the percentage-of-completion method of accounting. This accounting practice results in our recognizing contract revenues and earnings ratably over the contract term in proportion to contract costs incurred or the physical completion of the construction projects. The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as the construction projects progress.

We establish prices for these types of firm fixed-price contracts and the overall 50-year contracts taken as a whole, based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.

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

Our earnings may be affected, to some extent, by weather during different seasons

Seasonal weather conditions, such as hurricanes, heavy rainfall or significant winter storms, occasionally cause temporary office closures and/or result in temporary halts to construction activity at military bases.  To the extent that our construction activities are impeded by these events, we will experience a delay in recognizing revenues from these construction projects.

 We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the attempted expansion of our contract operations associated with the preparation of bids for new contracts for contract operations on prospective and existing military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering these costs and other costs from new contract revenues.

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

We may be adversely impacted by economic conditions

Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate, we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility.  In the event of financial turmoil affecting the banking system and financial markets, consolidation of the financial services industry, significant financial service institution failures or our inability to renew or replace our existing revolving credit facility on attractive terms, it may become necessary for us to seek funds from other sources on less attractive terms.

The performance of the capital markets also affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of the pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected.

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

The price of our common stock may be volatile and may be affected by market conditions beyond our control

The trading price of our common stock may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in our competitors' businesses or the competitive landscape generally; litigation involving us or our industry; and major catastrophic events or sales of large blocks of our stock.

We (AWR) are a holding company that depends on cash flow from our subsidiaries to meet our financial obligations and to pay dividends on our common shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our common shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our credit facility.  Our subsidiaries only pay dividends if and when declared by the subsidiary board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure, in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

 We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems

We rely on various information technology systems to manage our operations. Such systems require periodic modifications, upgrades and or replacement which subject us to inherent costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

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

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization.  We have implemented security measures and will continue to devote significant resources to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber-attack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer information.  Moreover, if a computer security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We could also be exposed to a risk of loss or litigation and possible liability.

Our operations are geographically concentrated in California

Although we operate water and wastewater facilities in a number of states, our operations are concentrated in California, particularly southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters and other risks affecting California.

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where GSWC's operations are concentrated, or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to recover these costs for our public utility operations.

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Water Properties

As of December 31, 2013, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,789 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2013, GSWC owned 242 wells, of which 189 are active operable wells equipped with pumps with an aggregate production capacity of approximately 203.6 million gallons per day. GSWC has 63 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 111 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
242	379	2,789	255,818	23,336	145	110,776	(1)

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1)  GSWC has additional capacity in its Bay Point system, through an exclusive capacity right to use 4.4 million gallons from a treatment plant owned by Contra Costa Water District.  GSWC also has additional reservoir capacity through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2013, GSWC owned and operated 29.6 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1.4 mile of underground 34.5 kv transmission lines, 179.6 miles of 4.16 kv or 2.4 kv distribution lines, 53.2 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914, in which case they resemble unadjudicated groundwater rights. As of December 31, 2013, GSWC had adjudicated groundwater water rights and surface water rights of 75,090 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified and are not subject to predetermined limitations, but are typically measured by maximum historical usage.

Office Buildings

Registrant’s general headquarters is owned and located in San Dimas, California. GSWC also owns and/or leases certain facilities that house regional, district and customer service offices. ASUS leases office facilities in California, Georgia and Virginia.  TUS and PSUS rent temporary service center facilities in Maryland and South Carolina, respectively, pending the completion of facilities currently being or expected to be constructed at both locations.  FBWS has a ten-year, renewable, no cost license for use of space in a U.S. government building at Fort Bliss as a service center.  ODUS and ONUS own service centers in Virginia and North Carolina, respectively. ONUS rents temporary support facilities.

Mortgage and Other Liens

As of December 31, 2013, GSWC had no mortgage debt outstanding or liens securing indebtedness.

As of December 31, 2013, neither AWR nor ASUS or any of its subsidiaries had any mortgage debt or liens securing indebtedness, outstanding.

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

The City of Claremont (“Claremont”) located in GSWC’s Region III, has expressed the desire for local control of GSWC's water system, concerns over rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In November 2012 and again in September 2013, Claremont made an offer to acquire GSWC’s water system servicing Claremont. GSWC rejected both offers and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain. GSWC serves approximately 11,000 customers in Claremont.

In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, CMWD passed resolutions authorizing the establishment of a Community Facilities District, an entity authorized  pursuant to the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”), and to issue bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC has filed a petition in the Superior Court, Ventura County which, among other things, challenges the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action; they contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether a later lawsuit would be permitted, the Court granted the motion for class certification.  At this time, GSWC is unable to predict the outcome of the pending Mello-Roos action, which is scheduled for decision in the second quarter of 2014. GSWC serves approximately 3,000 customers in Ojai.

Item 3 - Legal Proceedings

Barstow Perchlorate Contamination:

On March 8, 2013, GSWC was served with four toxic tort lawsuits arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs asserted that they were affected by the perchlorate and sought punitive and compensatory damages. In August 2013, GSWC filed a motion for summary judgment on the basis that GSWC has complied with the rules and regulations of the CPUC regarding its compliance with the safe drinking water standards. On October 23, 2013, the judge granted GSWC's motion for summary judgment and dismissed the lawsuits. The plaintiffs did not appeal this decision.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below matches American States Water Company’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, and a customized     peer group of five companies that includes: Artesian Resources Corp., California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company and SJW Corp. The graph assumes that the value of the investment in our common shares, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American States Water Company, the S&P 500 Index, and a Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/08	12/09	12/10	12/11	12/12	12/13
American States Water Company	$100.00	$110.53	$110.81	$115.84	$164.32	$202.19
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Group	$100.00	$88.16	$97.58	$97.28	$107.32	$129.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the common shares for each quarter during the past two years, and reflecting the two-for-one stock split effective September 3, 2013, were:

	Stock Prices
	High	Low
2013
First Quarter	$28.88	$24.01
Second Quarter	$28.90	$25.65
Third Quarter	$33.09	$25.07
Fourth Quarter	$29.89	$26.45

2012
First Quarter	$19.00	$17.04
Second Quarter	$19.96	$17.45
Third Quarter	$22.70	$19.72
Fourth Quarter	$24.07	$20.32
The closing price of the common shares of American States Water Company on the NYSE on February 24, 2014 was $28.81.

Approximate Number of Holders of Common Shares
On September 3, 2013, a two-for-one stock split became effective resulting in an increase in the number of outstanding common shares of American States Water Company. As of February 24, 2014, there were 2,517 holders of record of the 38,746,762 outstanding common shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its common shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on common shares of American States Water Company:

	2013	2012
First Quarter	$0.1775	$0.1400
Second Quarter	$0.1775	$0.1400
Third Quarter	$0.2025	$0.1775
Fourth Quarter	$0.2025	$0.1775
Total	$0.7600	$0.6350
 AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (13) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $371.9 million was available from GSWC to pay dividends to AWR as of December 31, 2013. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $524.9 million to invoke this covenant as of December 31, 2013.
The ability of AWR, GSWC and ASUS to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $238.4 million was available to pay dividends to AWR’s common shareholders at December 31, 2013. Approximately $203.9 million was available for GSWC to pay dividends to AWR at December 31, 2013. Approximately $29.0 million was available for ASUS to pay dividends to AWR at December 31, 2013.
AWR paid $29.4 million in dividends to shareholders for the year ended December 31, 2013, as compared to $24.1 million for the year ended December 31, 2012. GSWC paid dividends of $29.4 million and $10.2 million to AWR in 2013 and 2012, respectively. ASUS did not pay dividends to AWR in 2013 and paid dividends of $6.7 million to AWR in 2012.

Securities Authorized for Issuance under Equity Compensation Plans
 AWR has made stock awards to its executive officers and managers under the 2000 Stock Incentive Plan and the 2008 Stock Incentive Plan.  It has also made stock awards to its non-employee directors under the 2003 Non-Employee Directors Stock Plan and the 2013 Non-Employee Directors Plan.  Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2013.  This table does not include any common shares that may be issued under our 401(k) plan.

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(1) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	264,596	$17.16	2,235,271
Equity compensation plans not approved by shareholders	—	—	—
Total	264,596	$17.16	2,235,271

(1) Amounts shown in columns (a) and (b) are for options granted only.  At December 31, 2013, there were 127,141 time vesting restricted stock units outstanding that had been granted to employees under the 2000 and 2008 employee plans, and 69,895 time vesting restricted stock units outstanding that had been granted to directors under the directors’ plans.  There was also a target amount totaling 40,920 performance awards in the form of restricted stock units granted to the officers of AWR and its subsidiaries under the 2008 employee plan.  Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against the performance goals. Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the terms of the grant.  Each performance award was issued with dividend equivalent rights with respect to the performance awards that will be determined by the Compensation Committee of the Board of Directors to have been earned as of the end of the performance period. We may not grant restricted stock units with respect to more than 1,000,000 of our common shares under the 2013 directors plan. No additional grants may be made under either the 2000 employee plan or the 2003 directors plan.

Other Information
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2013.
The following table provides information about AWR repurchases of its common shares during the fourth quarter of 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
October 1 - 31, 2013	20,750		$27.72	—	NA
November 1 - 30, 2013	2,018		$28.53	—	NA
December 1 - 31, 2013	22,738		$28.81	—	NA
TOTAL	45,506	(2)	$28.30	—	NA

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 33,200 common shares were acquired on the open market for employees pursuant to our 401(k) Plan.  The remainder of the common shares were acquired on the open market for participants in AWR’s Common Share Purchase and Dividend Reinvestment Plan.
(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.  There is no termination date for either of these plans.

Item 6. Selected Financial Data (in thousands, except per share amounts)

AMERICAN STATES WATER COMPANY (AWR):	2013	2012	2011	2010 (3)(4)	2009
Income Statement Information:
Total Operating Revenues	$472,077	$466,908	$419,913	$399,776	$354,166
Total Operating Expenses	353,005	355,814	324,809	325,957	285,324
Operating Income	119,072	111,094	95,104	73,819	68,842
Interest Expense	22,415	22,765	23,681	21,636	21,899
Interest Income	707	1,333	859	2,406	911
Income from Continuing Operations	$62,686	$54,148	$42,010	$31,091	$29,374
Income from Discontinued Operations, net of tax (2)	$—	$—	$3,849	$2,106	$157

Basic Earnings per Common Share (1)(3):
Income from Continuing Operations	$1.61	$1.42	$1.12	$0.84	$0.81
Income from Discontinued Operations (2)	—	—	0.10	0.06	0.01
Total	$1.61	$1.42	$1.22	$0.90	$0.82

Fully Diluted Earnings per Common Share (2):
Income from Continuing Operations	$1.61	$1.41	$1.11	$0.83	$0.81
Income from Discontinued Operations (1)	—	—	0.10	0.06	0.01
Total	$1.61	$1.41	$1.21	$0.89	$0.82

Average Shares Outstanding	38,639	37,998	37,386	37,170	36,104
Average number of Diluted Shares Outstanding	38,869	38,262	37,674	37,472	36,376
Dividends Declared per Common Share	$0.760	$0.635	$0.550	$0.520	$0.505
Balance Sheet Information:
Total Assets	$1,310,183	$1,280,943	$1,238,362	$1,192,035	$1,113,293
Common Shareholders’ Equity	492,404	454,579	408,666	377,541	359,430
Long-Term Debt	326,079	332,463	340,395	299,839	300,221
Total Capitalization	$818,483	$787,042	$749,061	$677,380	$659,651
GOLDEN STATE WATER COMPANY (GSWC):

GOLDEN STATE WATER COMPANY (GSWC) (in thousands)	2013	2012	2011	2010 (4)	2009
Income Statement Information:
Total Operating Revenues	$358,540	$342,931	$336,725	$327,416	$295,034
Total Operating Expenses	256,197	256,326	253,047	263,615	231,548
Operating Income	102,343	86,605	83,678	63,801	63,486
Interest Expense	22,287	22,609	23,292	21,215	21,398
Interest Income	615	1,293	801	1,914	898
Net Income	$48,642	$39,220	$34,822	$25,110	$25,373
Balance Sheet Information:
Total Assets	$1,233,381	$1,214,052	$1,173,383	$1,078,478	$1,021,845
Common Shareholder’s Equity	437,613	416,257	384,806	358,295	331,530
Long-Term Debt	326,079	332,463	340,395	299,839	300,221
Total Capitalization	$763,692	$748,720	$725,201	$658,134	$631,751
(1)        On September 3, 2013, a two-for-one stock split became effective. The number of shares outstanding, and basic and diluted earnings per share (“EPS”) have been restated for all periods presented above to reflect the stock split.

(2)        In May 2011, AWR completed its sale of Chaparral City Water Company (“CCWC”) and recorded a gain on the sale (net of taxes and transaction costs) of approximately $2.2 million, or $0.06 per share. The results of CCWC for all periods included have been presented as a discontinued operation.
(3)        In accordance with authoritative guidance for the effect of participating securities on EPS calculations, AWR uses the “two-class” method of computing EPS for the effects of participating securities.  AWR has participating securities related to stock options and stock units that earn dividend equivalents on an equal basis with common shares.  Net income available for common shareholders excluding earnings available and allocated to participating securities was $62,324,000, $53,767,000, $45,548,000, $33,023,000 and $29,399,000 for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
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

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs”.  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as new landscaping or irrigation requirements, recycling of water by the customer and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S, government or agreements with other third party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and under Risk Factors and include delays in receiving payments from and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law and regulations in connection with military utility privatization activities.  Our financial performance is also dependent upon our ability to accurately estimate our costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases and for additional construction work at existing bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

On November 19, 2013, the CPUC issued a Proposed Decision (“PD”) on GSWC's Certificate of Public Convenience and Necessity application to provide retail water service in a portion of Sutter County, California within the Natomas Central Mutual Water Company service area. A final decision on the PD is expected later in 2014.

In June 2013, GSWC entered into an agreement to purchase all of the operating assets of Rural Water Company (“Rural”). The transaction is subject to CPUC approval. Rural serves approximately 900 customers in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area.

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office. The new rates were retroactive to January 1, 2013 and generated approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues. The 2013 adopted water gross margin increased by approximately $14 million as compared to the 2012 adopted water gross margin. Among other things, the final decision in the water general rate case also reduced the overall composite depreciation rates and approved the recovery of various memorandum accounts which tracked certain costs that were previously expensed as incurred. As a result, during the first quarter of 2013, GSWC recorded a decrease of approximately $3.0 million in certain operating expenses related to the approval of these memorandum accounts in the final decision. During the second quarter of 2013, surcharges were implemented to recover the costs in these memorandum accounts. These surcharges increased water revenues and increased operating expenses by corresponding amounts, resulting in no impact to pretax operating income.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2013	12/31/2012	CHANGE
Water	$1.19	$0.90	$0.29
Electric	0.06	0.12	(0.06)
Contracted services	0.30	0.39	(0.09)
AWR (parent)	0.06	—	0.06
Totals from operations, as reported	$1.61	$1.41	$0.20

For the year ended December 31, 2013, fully diluted earnings per share contributed by the water segment increased by $0.29 per share to $1.19 per share, as compared to $0.90 per share for 2012.  Items impacting the comparability of the two periods were:

•
An increase in the water gross margin of approximately $13.4 million, or $0.20 per share, due primarily to rate increases and a higher adopted water gross margin effective January 1, 2013 approved by the CPUC on May 9, 2013 in connection with the water general rate case. In addition, there was an increase of $4.6 million in revenues with a corresponding increase in operating expenses, representing new surcharges billed to customers during 2013 to recover previously incurred costs. These surcharges had no impact to net earnings.

•
The CPUC's approval for recovery of previously incurred operating expenses in connection with the water general rate case final decision issued in May 2013. As a result of the approval, GSWC recorded a $2.7 million, or $0.04 per share, decrease in operating expenses. Among other things, the final decision approved the one-time recovery of various memorandum accounts, which tracked certain costs that were previously expensed as incurred. As a result, GSWC recorded regulatory assets for these memorandum accounts with a corresponding reduction in operating expenses during the first quarter of 2013.

•
Excluding supply costs, the $4.6 million of surcharges and the impact of the memorandum accounts discussed above, operating expenses decreased by approximately $1.7 million, or $0.03 per share, due primarily to decreases in: (i) depreciation expense as a result of lower composite depreciation rates approved in the water rate case, and (ii) operation-related expenses resulting from lower bad debt expense, labor and other employee-related expenses. These decreases were partially offset by increases in: (i) administrative and general expenses resulting from higher legal and other outside services cost and workers compensation costs, and (ii) maintenance expense for planned maintenance work.

•
A decrease in the water effective income tax rate for the water segment during the year ended December 31, 2013 as compared to 2012, which increased earnings by approximately $0.02 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Flow-through tax adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Diluted earnings from the electric segment decreased by $0.06 per share as compared to 2012. In May 2013, the CPUC approved recovery of legal and outside services costs previously expensed in connection with GSWC's effort to procure renewable resources under the CPUC's renewables portfolio standard (“RPS”). As a result, GSWC recorded an $834,000 reduction in other operating expenses during 2013 as compared to the RPS recovery approved during 2012 of $1.2 million. The difference resulted in a decrease of $416,000 in pretax income, or $0.01 per share for 2013. In addition to the impact of this RPS recovery, there was an increase of $1.2 million, or $0.03 per share, in other operating expenses, excluding supply costs and surcharges billed to customers during 2013 to recover previously incurred costs. These surcharges had no impact to net earnings. Finally, there was a higher electric effective income tax rate during 2013, negatively impacting earnings by $0.02 per share.

Diluted earnings from contracted services decreased by $0.09 per share during the year ended December 31, 2013 due primarily to: (i) an overall decrease in construction activities on major construction projects as compared to 2012; (ii) an increase in administrative expenses related to employee related costs and consulting and other outside services costs, in part, to pursue new military base utility privatization opportunities, and (iii) a contract modification received in April 2012 for a major water and wastewater pipeline replacement project at Fort Bragg resulting in additional pretax operating income of $820,000, or approximately $0.01 per share with no similar contract modification received during 2013. The decrease in construction activities was due, in part, to delays in construction caused by unfavorable weather conditions and permitting delays outside the Company’s control, which have now been resolved. As a result, these delayed projects are now expected to progress and be completed in 2014, rather than 2013. These decreases were partially offset by a lower effective tax rate as the result of a cumulative tax deduction for certain construction activities taken on a recently filed tax return and expected to be taken on amended tax returns. As a result, the lower effective income tax rate for contracted services increased earnings by $0.04 per share as compared to 2012.

Diluted earnings from AWR (parent) increased by $0.06 per share as compared to 2012 resulting primarily from a cumulative tax benefit related to an employee benefit program of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this tax benefit related to periods prior to 2013. It is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years.

The following discussion and analysis for the years ended December 31, 2013, 2012 and 2011 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2013 and 2012 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
OPERATING REVENUES
Water	$320,131	$305,898	$14,233	4.7%
Electric	38,409	37,033	1,376	3.7%
Contracted services	113,537	123,977	(10,440)	-8.4%
Total operating revenues	472,077	466,908	5,169	1.1%

OPERATING EXPENSES
Water purchased	58,930	54,010	4,920	9.1%
Power purchased for pumping	9,518	8,355	1,163	13.9%
Groundwater production assessment	15,541	14,732	809	5.5%
Power purchased for resale	13,392	12,120	1,272	10.5%
Supply cost balancing accounts	214	11,709	(11,495)	-98.2%
Other operation	27,767	29,790	(2,023)	-6.8%
Administrative and general	77,291	70,556	6,735	9.5%
Depreciation and amortization	40,090	41,385	(1,295)	-3.1%
Maintenance	17,772	15,887	1,885	11.9%
Property and other taxes	15,865	15,381	484	3.1%
ASUS construction	76,627	81,957	(5,330)	-6.5%
Net gain on sale of property	(2)	(68)	66	-97.1%
Total operating expenses	353,005	355,814	(2,809)	-0.8%

OPERATING INCOME	119,072	111,094	7,978	7.2%

OTHER INCOME AND EXPENSES
Interest expense	(22,415)	(22,765)	350	-1.5%
Interest income	707	1,333	(626)	-47.0%
Other, net	1,105	431	674	156.4%
	(20,603)	(21,001)	398	-1.9%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	98,469	90,093	8,376	9.3%

Income tax expense	35,783	35,945	(162)	-0.5%

NET INCOME	$62,686	$54,148	$8,538	15.8%

Basic earnings per common share	$1.61	$1.42	$0.19	13.4%

Fully diluted earnings per common share	$1.61	$1.41	$0.20	14.2%

Operating Revenues
     General
Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. ASUS files price redeterminations and requests for equitable adjustments with the U.S. government in order to recover operating expenses and provide profit margin for contracted services.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’ earnings have also been positively impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Water
For the year ended December 31, 2013, revenues from water operations increased by $14.2 million to $320.1 million, compared to $305.9 million for the year ended December 31, 2012. The increase in water revenues is primarily due to higher water rates approved by the CPUC effective January 1, 2013 in connection with the general rate case for all three water regions and the general office, as previously discussed. The revenue increase adopted by the CPUC for 2013 was approximately $10 million over 2012 adopted levels. In addition, there was also a $4.6 million increase in surcharges during the year ended December 31, 2013 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.
 GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC intends to file a GRC for all three water regions in July of 2014 with rates expected to be effective January 1, 2016.  For the year ended December 31, 2013, GSWC’s billed customer water usage increased by approximately 3.0% as compared to 2012, but was lower than adopted consumption.  Changes in consumption do not have a significant impact on revenues due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
For the year ended December 31, 2013, revenues from electric operations were $38.4 million compared to $37.0 million for 2012. There was a $1.4 million increase in surcharges during 2013 to recover previously incurred costs approved by the CPUC. As previously discussed, increases in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. Excluding the impact of these surcharges, electric revenues remained unchanged compared to 2013 as a result of the pending rate case. In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. GSWC and the Office of Ratepayer Advocates ("ORA") have engaged in settlement discussions regarding this general rate case. A final decision from the CPUC is expected in the third quarter of 2014. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.
 Billed electric usage for the year ended December 31, 2013 increased 2.6% as compared to 2012.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on revenues.
 Contracted Services
Revenues from contracted services consist primarily of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2013, revenues from contracted services decreased to $113.5 million as compared to $124.0 million for 2012.  The decrease was mainly due to lower construction activity at various military bases, particularly at Fort Bliss in Texas and Fort Bragg in North Carolina. This decrease in construction activities was due, in part, to construction delays caused by unfavorable weather conditions and permitting delays outside the Company’s control, which have now been resolved. As a result, these delayed construction projects expected to be completed in 2013 are now expected to progress and be completed in 2014. This was partially offset by an increase in construction revenues at the military bases in Virginia as compared to 2012.
The contracted services business continues to receive contract modifications from the U.S. government and agreements with third-party prime contractors for new construction projects related to the water and wastewater systems operated by at the Military Utility Privatization Subsidiaries. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and/or agreements with third-party prime contractors may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, power purchased for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale, the cost of natural gas used by BVES’ generating unit, renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 27.6% and 28.4% of total operating expenses for the years ended December 31, 2013 and 2012, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$320,131	$305,898	$14,233	4.7%
WATER SUPPLY COSTS:
Water purchased (1)	58,930	54,010	4,920	9.1%
Power purchased for pumping (1)	9,518	8,355	1,163	13.9%
Groundwater production assessment (1)	15,541	14,732	809	5.5%
Water supply cost balancing accounts (1)	(1,958)	8,676	(10,634)	-122.6%
TOTAL WATER SUPPLY COSTS	$82,031	$85,773	$(3,742)	-4.4%
WATER GROSS MARGIN (2)	$238,100	$220,125	$17,975	8.2%
PERCENT MARGIN - WATER	74.4%	72.0%	0.7

ELECTRIC OPERATING REVENUES (1)	$38,409	$37,033	$1,376	3.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	13,392	12,120	1,272	10.5%
Electric supply cost balancing accounts (1)	2,172	3,033	(861)	-28.4%
TOTAL ELECTRIC SUPPLY COSTS	$15,564	$15,153	$411	2.7%
ELECTRIC GROSS MARGIN (2)	$22,845	$21,880	$965	4.4%
PERCENT MARGIN - ELECTRIC	59.5%	59.1%	0.6

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $214,000 and $11,709,000 for the years ended December 31, 2013 and 2012, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)         Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the modified cost balancing account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual water purchased, power purchased, and pump tax expenses as regulatory assets or liabilities. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.

The overall actual percentages for purchased water for the years ended December 31, 2013 and 2012 were approximately 35.2% and 35.3%, respectively, as compared to the adopted percentages of 35.3% and 41.6%, respectively.  The overall water gross margin percent was 74.4% for the year ended December 31, 2013 as compared to 72.0% in the same period of 2012.

Purchased water costs for the year ended December 31, 2013 increased by 9.1% to $58.9 million as compared to $54.0 million in 2012.  This increase was primarily due to higher wholesale water costs as compared to 2012 as well as an increase in customer water usage. The increase in costs resulted in an under-collection in the MCBA account.

For the year ended December 31, 2013, power purchased for pumping increased to $9.5 million, compared to $8.4 million for 2012.  This was primarily due to an increase in average electric rates and an increase in customer usage.

For the year ended December 31, 2013, groundwater production assessments were $15.5 million as compared to $14.7 million in 2012 due to increased rates levied during 2013.

There was a $10.6 million decrease in the water supply cost balancing account provision during the year ended December 31, 2013 as compared to 2012 primarily due to an overall lower adopted water supply cost for 2013 and an increase in purchased water as discussed above.

For the year ended December 31, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $13.4 million as compared $12.1 million for 2012 due primarily to an increase in power purchased as the result of an increase in customer usage as compared to 2012. The difference between the price of purchased power and $77 per megawatt-hour authorized by the CPUC is reflected in the electric supply cost balancing account. Also, during 2013 BVES purchased renewable energy credits to meet the CPUC's renewables portfolio standards, the costs of which are included in the energy supply cost balancing account.

Other Operation

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2013 and 2012, other operation expenses by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$22,356	$24,396	$(2,040)	-8.4%
Electric Services	2,754	2,542	212	8.3%
Contracted Services	2,657	2,852	(195)	-6.8%
Total other operation expenses	$27,767	$29,790	$(2,023)	-6.8%

For the year ended December 31, 2013, other operation expenses for water services decreased by $2.0 million as compared to 2012. This decrease was partially due to the CPUC's final decision issued in May 2013 on the water rate case, which approved among other things, the recovery of $1.0 million of certain other operation costs that were being tracked in memorandum accounts and which had previously been expensed as incurred. As a result of the final CPUC decision issued in May 2013, GSWC recorded additional regulatory assets with a corresponding reduction in other operation expenses during 2013.  In addition, there were also decreases in: (i) bad debt expense of $619,000; (ii) labor of $573,000 due to fewer employees, and (iii) conservation costs of $412,000. These decreases were partially offset by increased water treatment and other miscellaneous operation expenses, as well as surcharges implemented to recover the memorandum accounts approved by the CPUC, as discussed above. Approximately $482,000 of surcharges related to the memorandum accounts approved in May

2013 was recorded with a corresponding increase to other operation expenses during 2013. As previously discussed, these surcharges and additional other operation expenses have no impact on pretax operating income.

For the year ended December 31, 2013, other operation expenses for electric services increased by $212,000 primarily due to $435,000 in billed surcharges approved by the CPUC for recovery of previously incurred costs. As previously discussed, these surcharges are recorded with a corresponding increase to other operation expenses and have no impact to pretax operating income. These increases were partially offset by a $155,000 decrease in labor and other employee related benefits resulting from a decrease in number of employees, and an $84,000 increase in materials and equipment costs.

For the year ended December 31, 2013, other operation expenses for contracted services decreased by $195,000 as compared to 2012, due largely to a decrease in labor and related employee expenses charged to operation expenses and a decrease in other miscellaneous operation expenses.

Administrative and General

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2013 and 2012, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$55,053	$53,273	$1,780	3.3%
Electric Services	9,592	6,866	2,726	39.7%
Contracted Services	12,639	10,298	2,341	22.7%
AWR (parent)	7	119	(112)	-94.1%
Total administrative and general expenses	$77,291	$70,556	$6,735	9.5%

For the year ended December 31, 2013, administrative and general expenses for water services increased by $1.8 million compared to 2012. As authorized in the CPUC’s final decision issued in May 2013 on the water rate case, during 2013 surcharges were implemented to recover costs tracked in certain memorandum accounts and other costs in balancing accounts such as pension expense. During 2013, approximately $2.8 million of surcharges related to these memorandum accounts and the pension balancing account were recorded with a corresponding increase to administrative and general expenses. As previously discussed, these surcharges and additional administrative and general expenses have no impact on pretax operating income. As part of the CPUC decision issued in May 2013, GSWC also recorded a $1.7 million reduction in certain administrative and general costs that were being tracked in these memorandum accounts that had previously been expensed as incurred. Finally, the CPUC’s final decision also decreased transportation expenses by approximately $281,000 as a result of a lower composite depreciation rate used for GSWC’s vehicles.  Depreciation expense on vehicles is included in transportation expenses in accordance with CPUC guidelines.

 Excluding the impact from the final decision and surcharges discussed above, administrative and general expenses for water services increased by approximately $961,000 due primarily to an increase of $1.5 million in legal and other outside services costs and $693,000 in workers' compensation and other insurance-related costs. These increases were partially offset by decreases of: (i) of $701,000 resulting primarily from a lower general office expense allocation percentage to the water segment in accordance with the approved water rate case; (ii) $288,000 in labor and related benefit costs, and (iii) $243,000 in other miscellaneous administrative and general expenses.

For the year ended December 31, 2013, administrative and general expenses for electric services increased by $2.7 million compared to 2012. The increase was due to $1.0 million in surcharges approved by the CPUC for recovery of previously incurred costs, which had no impact to pretax operating income as there was a corresponding increase in electric revenues, as previously discussed. These surcharges were due, in part, to the CPUC's approval in March 2012 for recovery of $1.2 million in legal and outside services for costs incurred to procure renewable energy resources, which had previously been expensed as incurred; while in 2013, $834,000 was filed and approved, a difference of $416,000. In addition, there were increases of: (i) $652,000 in additional legal and other outside services incurred primarily for the pending general rate case; (ii) $466,000 in general office expense due to a higher allocation percentage to the electric segment in accordance with the approved water rate case, and (iii) $192,000 in other administrative and general expenses.

For the year ended December 31, 2013, administrative and general expenses for contracted services increased by $2.3 million due primarily to an increase of: (i) approximately $1.5 million in labor and other employee related benefits resulting mostly from increases in the number of employees and in costs charged to administrative and general activities; (ii) $700,000 in consulting and other outside services costs, and (iii) $100,000 increase in other miscellaneous administrative and general expenses. These increases are, in part, due to the pursuit of new military base utility privatization opportunities with the U.S. government.  Legal and outside services tend to fluctuate and are expected to continue to fluctuate.

Depreciation and Amortization

For the years ended December 31, 2013 and 2012, depreciation and amortization by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$36,636	$37,905	$(1,269)	-3.3%
Electric Services	2,316	2,292	24	1.0%
Contracted Services	1,138	1,188	(50)	-4.2%
Total depreciation and amortization	$40,090	$41,385	$(1,295)	-3.1%

For the year ended December 31, 2013, depreciation and amortization expense for water and electric services decreased by $1.2 million to $39.0 million compared to $40.2 million for the year ended December 31, 2012, primarily due to lower depreciation composite rates approved by the CPUC in the water rate case decision in May 2013. Overall, composite rates for the water services segment decreased from 3.7% in 2012 to 3.4% for 2013. The decrease resulting from lower depreciation rates was partially offset by approximately $61.0 million of additions to utility plant during 2012.

Maintenance

For the years ended December 31, 2013 and 2012, maintenance expense by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$14,994	$13,567	$1,427	10.5%
Electric Services	829	789	40	5.1%
Contracted Services	1,949	1,531	418	27.3%
Total maintenance	$17,772	$15,887	$1,885	11.9%

For the year ended December 31, 2013, maintenance expense for water services increased by $1.4 million compared to the year ended December 31, 2012 primarily due to planned maintenance work performed. Maintenance costs tend to fluctuate year over year, and are expected to continue to fluctuate.

For the year ended December 31, 2013, maintenance expense for contracted services increased by $418,000 primarily due to increases in outside services costs, partially offset by a decrease in labor and related employee expenses charged to maintenance expenses.

Property and Other Taxes

For the years ended December 31, 2013 and 2012, property and other taxes by segment, consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$13,130	$12,946	$184	1.4%
Electric Services	942	889	53	6.0%
Contracted Services	1,793	1,546	247	16.0%
Total property and other taxes	$15,865	$15,381	$484	3.1%

For the year ended December 31, 2013, property and other taxes for water and electric services increased by $237,000 primarily due to increases in payroll and property related taxes.

For the year ended December 31, 2013, property and other taxes were higher for contracted services due to an increase in payroll taxes resulting from an increase in headcount and higher gross receipts tax in connection with increased construction activity at the military bases in Virginia as compared to the same period in 2012.

ASUS Construction

For the year ended December 31, 2013, construction expenses for contracted services were $76.6 million, decreasing by $5.3 million compared to the same period in 2012, due primarily to a decrease in construction activity at Fort Bliss and at Fort Bragg. The decrease was due to external factors outside the Company's control such as unfavorable weather conditions, and permitting delays which have now been resolved. As a result, a number of delayed construction projects expected to be completed in 2013 are now expected to progress and be completed in 2014. These decreases were partially offset by an increase in construction activity at the military bases in Virginia.

Interest Expense

For the years ended December 31, 2013 and 2012, interest expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$20,849	$21,029	$(180)	-0.9%
Electric Services	1,438	1,580	(142)	-9.0%
Contracted Services	286	186	100	53.8%
AWR (parent)	(158)	(30)	(128)	426.7%
Total interest expense	$22,415	$22,765	$(350)	-1.5%

Overall, interest expense for the year ended December 31, 2013 decreased by $350,000 as compared to 2012. This was due primarily to GSWC’s redemption of $8.0 million of its 7.55% notes in October 2012.  In addition, there were lower short-term bank loan balances during 2013 as compared to 2012. There were no bank loan balances outstanding under the credit facility during 2013, as compared to an average of $885,000 during 2012.  The average interest rate on short term borrowings was 1.5% for 2012.

Interest Income

For the years ended December 31, 2013 and 2012, interest income by segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$613	$1,246	$(633)	-50.8%
Electric Services	2	47	(45)	-95.7%
Contracted Services	22	7	15	214.3%
AWR (parent)	70	33	37	112.1%
Total interest income	$707	$1,333	$(626)	-47.0%

Interest income decreased by $626,000 for the year ended December 31, 2013 primarily due to refund claims approved by the Internal Revenue Service and recorded during 2012, with no similar amount recorded in 2013.

Other, net

For the year ended December 31, 2013, Registrant recorded other income of $1.1 million primarily related to gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan and accrued interest related to GSWC's allowance for funds used during construction.

Income Tax Expense

For the years ended December 31, 2013 and 2012, income tax expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
Water Services	$30,679	$24,231	$6,448	26.6%
Electric Services	2,455	2,269	186	8.2%
Contracted Services	4,911	9,437	(4,526)	-48.0%
AWR (parent)	(2,262)	8	(2,270)	*
Total income tax expense	$35,783	$35,945	$(162)	-0.5%
     * Not meaningful

For the year ended December 31, 2013, income tax expense for water and electric services increased to $33.1 million compared to $26.5 million for the same period in 2012 due primarily to an increase in pretax income. The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2013 increased slightly to 40.5% as compared to 40.3% in 2012.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services decreased to $4.9 million compared to $9.4 million. This decrease was due to a decrease in pretax income and a lower ETR than in 2012.  The ETR for contracted services was 29.8% for 2013 as compared to 38.6% for 2012 as the result of deductions for certain construction activities taken on a recently filed tax return and expected to be taken on amended tax returns.

For the year ended December 31, 2013, income tax expense at AWR (parent) decreased by $2.3 million as compared to 2012 resulting primarily from a cumulative tax benefit of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this tax benefit related to periods prior to 2013. As previously discussed, it is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years. As a result of this and the deductions taken by the contracted services segment discussed previously, AWR's consolidated ETR was 36.3% for 2013 as compared to 39.9% for 2012.

Consolidated Results of Operations — Years Ended December 31, 2012 and 2011 (dollar amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
OPERATING REVENUES
Water	$305,898	$300,450	$5,448	1.8%
Electric	37,033	36,275	758	2.1%
Contracted services	123,977	83,188	40,789	49.0%
Total operating revenues	466,908	419,913	46,995	11.2%

OPERATING EXPENSES
Water purchased	54,010	47,530	6,480	13.6%
Power purchased for pumping	8,355	8,598	(243)	-2.8%
Groundwater production assessment	14,732	13,550	1,182	8.7%
Power purchased for resale	12,120	13,574	(1,454)	-10.7%
Supply cost balancing accounts	11,709	18,748	(7,039)	-37.5%
Other operation	29,790	28,312	1,478	5.2%
Administrative and general	70,556	74,061	(3,505)	-4.7%
Depreciation and amortization	41,385	38,349	3,036	7.9%
Maintenance	15,887	17,357	(1,470)	-8.5%
Property and other taxes	15,381	14,210	1,171	8.2%
ASUS construction	81,957	50,648	31,309	61.8%
Net gain on sale of property	(68)	(128)	60	-46.9%
Total operating expenses	355,814	324,809	31,005	9.5%

OPERATING INCOME	111,094	95,104	15,990	16.8%

OTHER INCOME AND EXPENSES
Interest expense	(22,765)	(23,681)	916	-3.9%
Interest income	1,333	859	474	55.2%
Other, net	431	(196)	627	-319.9%
	(21,001)	(23,018)	2,017	-8.8%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	90,093	72,086	18,007	25.0%

Income tax expense	35,945	30,076	5,869	19.5%

INCOME FROM CONTINUING OPERATIONS	54,148	42,010	12,138	28.9%
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	3,849	(3,849)	-100.0%
NET INCOME	$54,148	$45,859	$8,289	18.1%

Basic earnings from continuing operations	$1.42	$1.12	$0.30	26.8%
Basic earnings from discontinued operations	—	0.10	(0.10)	-100.0%
	$1.42	$1.22	$0.20	16.4%

Diluted earnings from continuing operations	$1.41	$1.11	$0.30	27.0%
Diluted earnings from discontinued operations	—	0.10	(0.10)	-100.0%
	$1.41	$1.21	$0.20	16.5%

The table below sets forth diluted earnings per share by business segment for AWR’s continuing operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2012	12/31/2011	CHANGE
Water	$0.90	$0.83	$0.07
Electric	0.12	0.09	0.03
Contracted services	0.39	0.19	0.20
Totals from continuing operations, as reported	$1.41	$1.11	$0.30

For the year ended December 31, 2012, fully diluted earnings per share contributed by the water segment increased by $0.07 per share to $0.90 per share, as compared to $0.83 per share for the same period of 2011. Items impacting the comparability of the two periods are detailed below:

•
An increase in the water gross margin of $5.9 million, or $0.09 per share, during the year ended December 31, 2012 compared to the same period of 2011 primarily as the result of CPUC-approved rate increases effective January 1, 2012 to recover infrastructure improvements and operating costs;

•
An increase in operating expenses (other than supply costs) of approximately $4.5 million, or $0.07 per share, due, in large part, to an increase in depreciation expense of $2.5 million resulting from additions to utility plant. There was also an increase in: (i) other operation expense due primarily to higher labor and other employee related benefits and bad debt expense, and (ii) property and other taxes. These increases were partially offset by decreases in maintenance costs and administrative and general expense resulting primarily from lower outside service costs;

•
An overall decrease in interest expense (net of interest income and other non-operating items) of approximately $2.0 million, or $0.03 per share, due primarily to: (i) a decrease in short-term bank borrowings; (ii) the redemption on October 1, 2012 of $8 million of notes with a 7.55% interest rate; (iii) a reduction in interest expense in connection with the CPUC’s final decision issued in July 2012 on the water cost of capital proceeding; (iv) higher interest income earned on regulatory assets and a refund claim approved by the Internal Revenue Service, and (v) gains recorded on one of GSWC’s investments; and

•
A decrease in the effective income tax rate for the water segment during the year ended December 31, 2012 as compared to 2011, which increased earnings by approximately $0.02 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.

Diluted earnings from electric operations increased by $0.03 per share during the year ended December 31, 2012 due primarily to: (i) the CPUC’s approval of GSWC’s application to recover $1.2 million, or $0.02 per share, in legal and outside services costs previously incurred in connection with BVES’ efforts to procure renewable energy resources; (ii) an increase in the electric gross margin of $1.4 million, or $0.02 per share, and (iii) a decrease in the effective income tax rate, which increased earnings by approximately $0.01 per share primarily resulting from changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. These increases were partially offset by an increase in other operating expenses (excluding the $1.2 million recovery of legal costs discussed above), which decreased earnings by $0.02 per share.

Diluted earnings from contracted services increased by $0.20 per share during the year ended December 31, 2012 due primarily to an increase in construction activities at all military bases served, particularly at Fort Bragg in North Carolina, the military bases in Virginia, and Fort Bliss in Texas. At Fort Bragg, there was significant progress made on a major water and wastewater pipeline replacement project. A backflow preventer and meter project at Fort Bragg was also underway. Construction activity at the military bases in Virginia increased in 2012 primarily due to a pipeline and pump station replacement project, which was completed by September 2013. Finally, there was an overall increase in the renewal and replacement capital work, particularly at Fort Bliss, consistent with the requirements to construct replacement assets under the 50-year contracts with the U.S. government.

Discontinued Operations:

Net income from discontinued operations for the year ended December 31, 2011 was $3.8 million, equivalent to $0.10 per common share on a basic and fully diluted basis consisting of primarily the gain on sale of Chaparral City Water Company ("CCWC"). The sale was completed on May 31, 2011.

The following discussion and analysis for the years ended December 31, 2012 and 2011 provide information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or continuing subsidiaries, GSWC and ASUS and its subsidiaries, and the discontinued operations of CCWC.

Operating Revenues

Water
For the year ended December 31, 2012, revenues from water operations increased by $5.4 million to $305.9 million, compared to $300.5 million for the year ended December 31, 2011. The increase in water revenues is primarily due to CPUC-approved third year rate increases for Regions II and III effective January 1, 2012 to recover infrastructure improvements and operating costs. Also contributing to the increase in water revenues were advice letter filings made for the revenue recovery on capital projects completed at GSWC’s Region I. In connection with the last Region I rate case approved in December 2010, the CPUC had authorized approximately $18.5 million of capital projects to be filed for revenue recovery with advice letters when those projects were completed.
GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2011, which was approved by the CPUC in May 2013, with rates effective January 1, 2013. Also refer to the Regulatory Matters section, for additional details.
For the year ended December 31, 2012, GSWC’s billed customer water usage increased by 4.8% as compared to 2011, but was lower than adopted consumption. Changes in consumption do not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2012, revenues from electric operations increased to $37.0 million compared to $36.3 million for 2011 due primarily to attrition year increases in electric rates approved by the CPUC effective January 1, 2012.
Billed electric usage for the year ended December 31, 2012 decreased 2.6% as compared to 2011. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.
Contracted Services
For the year ended December 31, 2012, revenues from contracted services increased by $40.8 million, or 49.0%, to $124.0 million as compared to $83.2 million for the year ended December 31, 2011. The increase in revenues was due, in large part, to an increase in construction activities at all military bases served, particularly at Fort Bragg in North Carolina, the military bases in Virginia, and Fort Bliss in Texas.
At Fort Bragg, significant progress was made on a major water and wastewater pipeline replacement project in 2012.  A backflow preventer and meter project at Fort Bragg also contributed to an increase in construction activities and is expected to be completed by mid-2014. Construction activity at the military bases in Virginia also increased in 2012 compared to 2011, primarily due to a pipeline and pump station replacement project.  Finally, there was also an overall increase in renewal and replacement capital work, particularly at Fort Bliss and Fort Jackson, consistent with the requirements to construct replacement assets under each of the 50-year contracts with the U.S. government. The impact of these 2012 increases was partially offset by a $2.9 million increase in revenues recorded during the second quarter of 2011 due to a change in estimated costs related to the water and wastewater pipeline project at Fort Bragg.

Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 28.4% and 31.4% of total operating expenses for the years ended December 31, 2012 and 2011, respectively.
The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2012 and 2011 (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$305,898	$300,450	$5,448	1.8%
WATER SUPPLY COSTS:
Water purchased (1)	54,010	47,530	6,480	13.6%
Power purchased for pumping (1)	8,355	8,598	(243)	-2.8%
Groundwater production assessment (1)	14,732	13,550	1,182	8.7%
Water supply cost balancing accounts (1)	8,676	16,565	(7,889)	-47.6%
TOTAL WATER SUPPLY COSTS	$85,773	$86,243	$(470)	-0.5%
WATER GROSS MARGIN (2)	$220,125	$214,207	$5,918	2.8%
PERCENT MARGIN - WATER	72.0%	71.3%

ELECTRIC OPERATING REVENUES (1)	$37,033	$36,275	$758	2.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	12,120	13,574	(1,454)	-10.7%
Electric supply cost balancing accounts (1)	3,033	2,183	850	38.9%
TOTAL ELECTRIC SUPPLY COSTS	$15,153	$15,757	$(604)	-3.8%
ELECTRIC GROSS MARGIN (2)	$21,880	$20,518	$1,362	6.6%
PERCENT MARGIN - ELECTRIC	59.1%	56.6%

(1)     As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $11.7 million and $18.7 million for the years ended December 31, 2012 and 2011, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)    Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other tax, or other operation expenses.

The overall adopted percentages for purchased water for the years ended December 31, 2012 and 2011 were approximately 41.6% and 41.3%, respectively, as compared to the actual percentages of 35.3% and 34.5%, respectively. The difference in actual mix compared to the mix approved by the CPUC resulted in an over-collection in the MCBA account. The overall water gross margin percent was 72.0% for the year ended December 31, 2012 as compared to 71.3% in 2011.
Purchased water costs for the year ended December 31, 2012 increased by 13.6% to $54.0 million as compared to $47.5 million in 2011. This increase was primarily due to higher water rates charged by wholesale suppliers and an increase in the amount of water purchased in all regions due to an increase in customers’ water consumption.
For the year ended December 31, 2012, power purchased for pumping decreased to $8.4 million, compared to $8.6 million for 2011. This was primarily due to lower electric supply rates and improved energy efficiency at GSWC’s pumping facilities.
For the year ended December 31, 2012, groundwater production assessments were $14.7 million, as compared to $13.6 million in 2011 due to an increase in pump tax rates levied against groundwater production effective July 2012. Due to the MCBA account, these additional assessments do not impact the water margin. The MCBA tracks the increases in pump tax rates for future recovery in water rates.

There was a $7.9 million decrease in the water supply cost balancing account provision during the year ended December 31, 2012 as compared to 2011 primarily due to a decrease in the over-collection in the MCBA account from higher water supply rates and an overall increase in customer demand.
For the year ended December 31, 2012, the cost of power purchased for resale to customers in GSWC’s BVES division decreased by 10.7% to $12.1 million as compared to $13.6 million for 2011 due primarily to lower energy prices for power purchased in the spot market during 2012 as compared to 2011. The difference between the price of purchased power and $77 per megawatt-hour authorized by the CPUC is reflected in the electric supply cost balancing account.

Other Operation

The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2012 and 2011, other operation expenses by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$24,396	$22,329	$2,067	9.3%
Electric Services	2,542	2,270	272	12.0%
Contracted Services	2,852	3,713	(861)	-23.2%
Total other operation expenses	$29,790	$28,312	$1,478	5.2%

For the year ended December 31, 2012, other operation expenses for water services increased by $2.1 million as compared to 2011 primarily due to an increase in: (i) bad debt expense of $810,000; (ii) labor costs of $734,000 due primarily to an increase consistent with the Company’s annual performance-based salary review program and an increase in temporary workers during 2012; (iii) postage and billing costs of $210,000, and (iv) other miscellaneous operation expenses of $313,000.
For the year ended December 31, 2012, other operation expenses for electric services increased by $272,000 primarily due to: (i) a $126,000 increase in labor and other employee related benefits resulting from an increase in temporary workers; (ii) a $69,000 increase in materials and equipment costs, and (iii) a $77,000 increase in other miscellaneous costs.
For the year ended December 31, 2012, other operation expenses for contracted services decreased by $861,000 as compared to 2011, due largely to a decrease in pre-contract costs resulting from a decrease in the number of new capital construction projects for which the Military Utility Privatization Subsidiaries were required to perform design and engineering activities. Such costs may fluctuate from year-to-year depending on the amount of design and engineering work that the government may request prior to a contract modification and an assessment of recovery of such costs through contract modifications.
 Administrative and General

Administrative and general expenses include payroll expenses related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2012 and 2011, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$53,273	$54,053	$(780)	-1.4%
Electric Services	6,866	7,865	(999)	-12.7%
Contracted Services	10,298	12,070	(1,772)	-14.7%
AWR (parent)	119	73	46	63.0%
Total administrative and general expenses	$70,556	$74,061	$(3,505)	-4.7%

For the year ended December 31, 2012, administrative and general expenses for water services decreased by $780,000 compared to 2011 due primarily to a decrease in legal and other outside service costs of approximately $1.3 million. These costs tend to fluctuate year-to-year. Decreases in legal and other outside service costs were partially offset by an increase in labor and other employee related benefits of approximately 3.5% consistent with the Company’s annual performance-based salary review program. In addition, in the fourth quarter of 2012, an impairment charge of $416,000 was recorded as a result of the disallowance of certain capital costs as agreed in settlement discussions held with the CPUC’s Office of Ratepayer Advocates on the rehearing matter from the Region II, Region III and general office rate case, as more fully discussed later under "Regulatory Matters."
For the year ended December 31, 2012, administrative and general expenses for electric services decreased by $1.0 million compared to 2011 primarily due to the CPUC’s approval in March 2012 of recovery of $1.2 million of previously incurred legal and outside service costs in connection with BVES’ efforts to procure renewable energy resources. As a result, in March 2012 BVES recorded a $1.2 million reduction in legal and outside service costs, which had been previously expensed as incurred through March 31, 2011. The decrease in administrative and general expenses due to this item was partially offset by higher regulatory expenses incurred in connection with the general rate case filed in 2012.
For the year ended December 31, 2012, administrative and general expenses for contracted services decreased by $1.8 million due primarily to an increase in the allocation of overhead expenses to construction costs as compared to the same period in 2011, as a result of increased construction activities primarily at Fort Bragg in North Carolina, the military bases in Virginia and Fort Bliss in Texas. The allocation of overhead expenses to construction costs is reflected under ASUS construction expenses. As the military bases experienced higher construction activities relative to non-construction activities, allocated overhead cost to construction expense proportionately increased. The decrease in overhead allocation to administrative and general expenses was partially offset by an increase in labor and other employee related benefits, and outside service costs.
Depreciation and Amortization

For the years ended December 31, 2012 and 2011, depreciation and amortization by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$37,905	$35,450	$2,455	6.9%
Electric Services	2,292	2,011	281	14.0%
Contracted Services	1,188	888	300	33.8%
Total depreciation and amortization	$41,385	$38,349	$3,036	7.9%

For the year ended December 31, 2012, depreciation and amortization expense for water services increased by $2.5 million to $37.9 million compared to $35.5 million for the year ended December 31, 2011, primarily due to approximately $88.0 million of additions to water utility plant in 2011.
For the year ended December 31, 2012, depreciation and amortization expense for electric services increased by $281,000 to $2.3 million compared to $2.0 million for year ended December 31, 2011, primarily due to approximately $5.1 million of additions to electric utility plant in 2011.
For the year ended December 31, 2012, depreciation and amortization expense for contracted services increased by $300,000 due primarily to additions to fixed assets.

Maintenance

For the years ended December 31, 2012 and 2011, maintenance expense by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$13,567	$13,817	$(250)	-1.8%
Electric Services	789	885	(96)	-10.8%
Contracted Services	1,531	2,655	(1,124)	-42.3%
Total maintenance	$15,887	$17,357	$(1,470)	-8.5%

For the year ended December 31, 2012, maintenance expense for water services decreased by $250,000 compared to the year ended December 31, 2011 primarily due to a decrease in unplanned maintenance, such as for water leaks, at GSWC’s water facilities.
For the year ended December 31, 2012, maintenance expense for contracted services decreased by $1.1 million due primarily to performing capital work to renew and replace infrastructure in lieu of performing routine maintenance to repair those assets. Such activity is reflected under ASUS construction expenses.
 Property and Other Taxes

For the years ended December 31, 2012 and 2011, property and other taxes by segment, consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$12,946	$12,025	$921	7.7%
Electric Services	889	826	63	7.6%
Contracted Services	1,546	1,359	187	13.8%
Total property and other taxes	$15,381	$14,210	$1,171	8.2%

For the year ended December 31, 2012, property and other taxes for water and electric services increased by $984,000 primarily due to increases in payroll taxes, franchise fees and property taxes.
For the year ended December 31, 2012, property and other taxes were higher for contracted services due to an increase in payroll taxes as a result of an increase in the number of employees as compared to 2011.
ASUS Construction

For the year ended December 31, 2012, construction expenses for contracted services were $82.0 million, increasing by $31.3 million compared to the same period in 2011, due primarily to increased construction activity at all military bases served, particularly at Fort Bragg, the military bases in Virginia, Fort Jackson and Fort Bliss. At Fort Bragg, there was significant progress made on a major water and wastewater pipeline replacement and the backflow preventer and meter projects.  At the military bases in Virginia, there was a pipeline and pump station replacement project. Finally, there was also an overall increase in renewal and replacement capital work, particularly at Fort Bliss and Fort Jackson, consistent with the requirements to construct replacement assets under each of the 50-year contracts with the U.S. government for these bases.

Interest Expense

For the years ended December 31, 2012 and 2011, interest expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$21,029	$21,739	$(710)	-3.3%
Electric Services	1,580	1,553	27	1.7%
Contracted Services	186	376	(190)	-50.5%
AWR (parent)	(30)	13	(43)	-330.8%
Total interest expense	$22,765	$23,681	$(916)	-3.9%

Overall, interest expense for the year ended December 31, 2012 decreased by $916,000 as compared to 2011. In connection with the CPUC’s July 2012 final decision on the water cost of capital proceeding, GSWC recorded a $381,000 reduction to interest expense. The decision ordered GSWC to refund $408,000 to customers, as compared to the $789,000 GSWC had estimated in its interest rate balancing account. In addition, on October 1, 2012, GSWC redeemed $8 million of its 7.55% notes. Finally, there was a decrease in borrowings under Registrant’s revolving credit facility. The average bank loan balance outstanding for the year ended December 31, 2012 was $885,000 as compared to $25.7 million during 2011. The average interest rate on short term borrowings was 1.5% during both 2012 and 2011.

Interest Income

For the years ended December 31, 2012 and 2011, interest income by segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$1,246	$749	$497	66.4%
Electric Services	47	52	(5)	-9.6%
Contracted Services	7	4	3	75.0%
AWR (parent)	33	54	(21)	-38.9%
Total interest income	$1,333	$859	$474	55.2%

Interest income increased by $474,000 for the year ended December 31, 2012 primarily as a result of changes in the settlement of refund claims approved by the Internal Revenue Service. In addition, there was an increase in interest income related to regulatory assets as compared to the same period in 2011.
Other, net
For the year ended December 31, 2012, Registrant recorded other income of $431,000 consisting primarily of a gain on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan. For the year ended December 31, 2011, Registrant recorded other expenses of $196,000 primarily related to a loss incurred on other investments.

Income Tax Expense
For the years ended December 31, 2012 and 2011, income tax expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2012	12/31/2011	CHANGE	CHANGE
Water Services	$24,231	$24,006	$225	0.9%
Electric Services	2,269	1,820	449	24.7%
Contracted Services	9,437	4,431	5,006	113.0%
AWR (parent)	8	(181)	189	-104.4%
Total income tax expense	$35,945	$30,076	$5,869	19.5%

For the year ended December 31, 2012, income tax expense for water and electric services increased to $26.5 million compared to $25.8 million for the same period in 2011 due primarily to an increase in pretax income, partially offset by a decrease in the effective tax rate. The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2012 was 40.3% as compared to a 42.7% ETR applicable to the same period of 2011. The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate-case and compensation-related items), and changes in permanent items. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.
Income tax expense for contracted services increased to $9.4 million compared to $4.4 million due primarily to an increase in pretax income. The ETR for contracted services was 38.6% for both 2012 and 2011.

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

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2013, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $122.7 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the rate-making process.

Registrant also reviews its utility plant in service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.

Revenue Recognition — GSWC records water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (service has been provided) but not billed by the end of each accounting period. The unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.

The CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the Water Revenue Adjustment Mechanism (“WRAM”) and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  With the adoption of these alternative revenue programs, GSWC adjusts revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In April 2012, the CPUC set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. In addition to adopting an amortization schedule, the CPUC set a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. For GSWC, the cap will be applied to its 2013 WRAM balances to be filed for recovery in early 2014.  The cap requirement did not impact GSWC’s 2012 and prior year WRAM/MCBA balances. Surcharges are currently in place to recover the WRAM/MCBA balances from 2010 and 2012.

Revenues for operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction contracts are recognized based on the percentage-of-

completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires management to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).  These approaches are used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2013, Registrant’s total amount of unrecognized tax benefits was zero. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Benefits - Registrant’s pension and post-retirement medical benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and post-retirement expense. The long-term expected return on plan assets was 7.00% in 2013 and 2012, for both the pension and post-retirement medical plans.

Pension Plan - For the pension plan obligation, Registrant increased the discount rate to 5.10% as of December 31, 2013 from 4.30% as of December 31, 2012 to reflect market interest rate conditions at December 31, 2013. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2013 by approximately $775,000 or 8.3%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2013 by a total of $5.4 million, or approximately 3.5%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2013 pension cost by approximately $271,000 or 2.9%.

In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions can affect the value of AWR’s trust established to fund its future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position and increased future contributions.

In May 2013, the CPUC issued a final decision which authorized GSWC to continue the use of a two-way pension balancing account to track the differences between forecasted annual pension expense adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  These differences are recorded as a regulatory asset or liability for any shortfalls or excesses.  As of December 31, 2013, the pension balancing account totaled $5.1 million included in regulatory assets.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC, whichever is higher. In accordance with this funding policy, for 2014 the pension contribution is expected to be approximately $6.3 million. The 2014 pension cost is estimated to be approximately $4.9 million. As previously discussed, the difference between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing account.

Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. As interest rates decrease, thereby reducing returns, our liabilities increase, potentially increasing benefit expense and funding requirements. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased.

Changes in demographics, including increased numbers of retirements or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  However, assuming no changes in actuarial assumptions or plan amendments, the costs over the long-term are expected to decrease due to the closure of Registrant’s defined benefit pension plan (“the Pension Plan”) to new employees as of January 1, 2011.  In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

Post-Retirement Plan - The discount rate for the measurement of Registrant’s post-retirement medical benefit obligation was increased to 4.65% as of December 31, 2013 from 3.75% as of December 31, 2012.  A 25 basis point decrease in the assumed discount rate would have changed the net periodic cost for 2013 by a nominal amount and would increase the PBO and ABO at December 31, 2013 by approximately $278,000 or approximately 2.4%.  A 25 basis point decrease in the long-term return on post-retirement plan asset assumption would have increased 2013 post-retirement medical expense by approximately $20,000.  Furthermore, increasing the health care cost trend rate by one percentage point would increase the PBO and ABO as of December 31, 2013 by $1.2 million and annual service and interest costs by $99,000.  Decreasing the health care cost trend rate by one percentage point would decrease the PBO and ABO as of December 31, 2013 by $1.1 million and annual service and interest costs by $85,000.

Liquidity and Capital Resources

AWR

Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR by GSWC for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2013, there were no borrowings under this facility and $18.1 million of letters of credit were outstanding.  As of December 31, 2013, AWR had $81.9 million available to borrow under the credit facility.

In August 2013, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2013, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  GSWC expects to spend an average of $85 million a year in capital expenditures, excluding work funded by others, over the years 2013 through 2015 consistent with the CPUC-approved water general rate case. During 2014, GSWC's capital expenditures are estimated to be approximately $80 - $90 million.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2013, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC and through proceeds from equity issuances not invested in subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $203.9 million was available on December 31, 2013 to pay dividends to AWR.

GSWC is also subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $371.9 million was available to pay dividends to AWR as of December 31, 2013. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $524.9 million to invoke this covenant as of December 31, 2013. Dividends in the amount of $29.4 million, $10.2 million and $20.0 million were paid to AWR by GSWC during the years ended December 31, 2013, 2012 and 2011, respectively.  ASUS paid a dividend of $6.7 million to AWR in 2012.

Registrant has paid common dividends for over 75 consecutive years.  On January 28, 2014, the Board of Directors of AWR approved a dividend of $0.2025 per share on the common shares of the Company. Dividends on the common shares will be paid on March 3, 2014 to shareholders of record at the close of business on February 17, 2014.

On May 20, 2013, the Board of Directors of AWR also approved a two-for-one stock split of the Company's common shares. In September 2013, shareholders received one additional share for each AWR common share they owned. As a result of the stock split, the total number of AWR's common shares outstanding increased from approximately 19.3 million to approximately 38.7 million as of the date of the stock split.

AWR’s ability to pay cash dividends on its common shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant.

AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through the water and electric rates charged to customers.

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

Net cash flows from operating activities increased during the years ended December 31, 2013, 2012 and 2011 as a result of lower tax payments due to accelerated tax depreciation (“bonus” depreciation) permitted under existing tax law. Bonus depreciation expired at the end of 2013 and will result in higher tax payments in 2014 and future years.  However, in September 2013, the U.S. Treasury Department issued final regulations on the tax treatment of tangible property, including guidance on expensing certain repair and maintenance expenditures.  The regulations are effective for tax years beginning on or after January 1, 2014. Registrant’s current tax treatment of tangible property continues to be permitted; however, Registrant is evaluating its water-pipeline tax repair-cost method, as well as other tax-method changes pursuant to these regulations. If Registrant were to adopt such guidance, Registrant anticipates that it would decrease its tax payments in 2014.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $135.7 million for the year ended December 31, 2013 as compared to $101.5 million for the year ended December 31, 2012.  The increase in operating cash flow was primarily due to GSWC's billing of various surcharges implemented during 2013 in connection with the net WRAM under-collection and other previously incurred costs approved for recovery by the CPUC in May 2013 in connection with the water general rate case. This increase was partially offset by a decrease at ASUS due primarily to lower construction activity and the timing of the billing for construction work at the military bases during the year ended December 31, 2013. The billings (and cash receipts) for construction work generally occur at completion of the work or based on a billing schedule contractually agreed to with the U.S. government. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $98.8 million for the year ended December 31, 2013 as compared to $68.0 million for the same period in 2012, which is consistent with GSWC’s 2013 capital investment program. Cash used for other investments consists primarily of cash invested in the Rabbi Trust for Registrant's supplemental executive retirement plan.

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

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the proceeds from issuance of common shares, short-term and long-term debt, and stock option exercises; (ii) the repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $22.2 million for the year ended December 31, 2013 as compared to $11.3 million for the same period in 2012 due primarily to a decrease in cash proceeds received from AWR’s stock incentive plans as compared to 2012, and an increase in dividends paid during 2013 as compared to the same period in 2012. These decreases were partially offset by an increase in cash receipts from advances and contributions in aid of construction. A large portion of these contributions pertain to funding received for fluoridation capital projects being completed in GSWC's Region II.

GSWC

GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures.  As of December 31, 2013, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014.  During 2013, GSWC was able to fund its operations and its capital expenditures through cash generated from operating activities.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $138.2 million for the year ended December 31, 2013 as compared to $99.9 million for the same period in 2012.  This increase was mainly due to the collection of various surcharges implemented during 2013 in connection with the net WRAM under-collection and balances approved for recovery by the CPUC in May 2013 in connection with the water general rate case. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $98.6 million for the year ended December 31, 2013 as compared to $66.8 million for the same period in 2012. The increase in capital expenditures is consistent with GSWC's capital improvement plan. GSWC is expected to incur capital expenditures, excluding work funded by others, averaging $85 million a year over the current three-year rate cycle 2013 through 2015, primarily for upgrades to its water supply and distribution facilities. During 2013 GSWC also received interest bearing notes from AWR during 2013, whereby AWR may borrow up to $20.0 million for working capital purposes. During 2013, AWR borrowed $18.2 million from GSWC, of which $17.7 million was repaid by AWR during the year. Cash used for other investments consists primarily of cash invested in a Rabbi Trust for the supplemental executive retirement plan.

Cash Flows from Financing Activities:

Net cash used in financing activities was $24.3 million for the year ended December 31, 2013 as compared to cash used of $10.6 million for the same period in 2012. The increase in cash used in financing activities was due to an increase in dividends paid to AWR during 2013. During 2012, AWR had sufficient cash on hand, including a $6.7 million dividend received from ASUS, to fund dividends to shareholders as compared to 2013.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2013. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$206,269	$111	$262	$314	$205,582
Private Placement Notes (3)	108,000	—	—	—	108,000
Tax-Exempt Obligations (4)	17,920	6,124	266	280	11,250
Other Debt Instruments (5)	188	63	71	54	—
Total AWR Long-Term Debt	$332,377	$6,298	599	$648	$324,832

Interest on Long-Term Debt (6)	$361,367	$22,202	$44,337	$44,246	$250,582
Advances for Construction (7)	72,668	3,336	6,673	6,673	55,986
Renewable Energy Credit Agreement (8)	3,872	98	224	791	2,759
Capital Expenditure Commitments (9)	25,557	25,557	—	—	—
Water Purchase Agreements (10)	5,626	331	662	662	3,971
Operating Leases (11)	7,821	2,267	2,350	1,583	1,621
Employer Contributions (12)	17,952	6,273	11,679	—	—
SUB-TOTAL	$494,863	$60,064	$65,925	$53,955	$314,919

Other Commitments (13)	15,231

TOTAL	$842,471

(1) Excludes dividends and facility fees.

(2) The notes and debentures have been issued by GSWC under an Indenture dated as of September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross default provisions.

(3) GSWC issued private placement notes in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC is in compliance with these covenant provisions as of December 31, 2013.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.

(4) Consists of obligations at GSWC related to: (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority; (ii) $6.0 million of obligations supporting certificates of participation issued by the Three Valleys Municipal Water District, and (iii) $4.2 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. GSWC’s obligations with respect to the certificates of participation issued by the Three Valleys Municipal Water District are supported by a letter of credit issued by Wells Fargo Bank. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for 422 acre-feet, in the aggregate, of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of $161,000 outstanding under a variable rate obligation of GSWC incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District and an aggregate of $27,000 outstanding under capital lease obligations of GSWC. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6)  Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable rate long-term debt.

(7) Advances for construction represent annual contract refunds by GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.

(8) Consists of an agreement by GSWC to purchase a total of 582,000 renewable energy credits through 2023. These renewable energy credits are used by GSWC's electric division to meet California's renewables portfolio standard.

(9) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC.

(10) Water purchase agreements consist of: (i) a remaining amount of $3.5 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication (the initial term expires in 2028 with an option to renew this agreement for 10 more years), and (ii) an aggregate amount of $2.1 million of other water purchase commitments with another third party.

(11) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(12) Consists of expected contributions to Registrant's pension plan for the years 2014 through 2017. Contribution to the pension plan will either be the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the contribution amounts that are recovered in customer rates. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(13) Other commitments consist primarily of: (i) a $3.1 million asset retirement obligation of GSWC that reflects principally the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) $296,000 with respect to a $6,296,000 irrevocable letter of credit issued by Wells Fargo Bank on behalf of GSWC to support the certificates of participation of Three Valleys Municipal Water District (the other $6.0 million is reflected under tax-exempt obligations); (iii) irrevocable letters of credit in an aggregate amount of $440,000 for the deductible in Registrant’s business automobile insurance policy; (iv) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by GSWC, under an energy scheduling agreement with Automated Power Exchange; (v) $7.2 million in letters of credit issued on behalf of GSWC representing 80% of total American Recovery and Reinvestment Act funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district; (vi) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova, and (vii) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2013, AWR was in compliance with these covenants with an interest coverage ratio of 7.18 times interest expense, a debt ratio of 0.42 to 1.00 and debt ratings of A+ and A2.

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

Effects of Inflation

The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC. Rates may lag increases in costs caused by inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC approves projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to price redetermination every three years following the initial two years of the contracts.  These price redeterminations include adjustments to reflect changes in operating conditions, as well as inflation in costs.  Like GSWC, recovery of the effects of inflation is dependent upon receiving adequate and timely price redeterminations.  ASUS has experienced and continues to experience delays in the redetermination of prices at some bases.  However, when adjustments are finalized, they are implemented retroactive to the effective date of the price redetermination.

Climate Change

Water:

Based on historical data for greenhouse gas (“GHG”) emissions generated from its water operations, GSWC has developed a baseline carbon footprint.  Annually, GSWC compares the GHG emissions generated by its water operations to this baseline as part of monitoring its carbon footprint and making efforts to reduce it.

In addition, as part of the planning process, GSWC intends to continue to assess the possible impact climate change may have on its water supply and operations.

Electric:

The California Air Resources Board (“CARB”) published regulations in December 2011 establishing a California cap-and-trade program under which the first compliance period commenced with the 2013 Greenhouse Gas (“GHG”) Emissions Report.  While BVES’ power plant emissions are below the reporting threshold, as a “Covered Entity”, BVES has an obligation to file a report in June of each year under the program.
As further discussed under Other Regulatory Matters, the CPUC issued a final decision in December 2011 establishing that compliance with its renewable energy procurement requirements must be met no later than December 31, 2013 for any period prior to, and including, year 2013. BVES was authorized to procure renewable energy credits (“RECs”) to satisfy these compliance obligations. GSWC has entered into a ten-year contract for RECs that was approved by the CPUC. As a result of this agreement, BVES believes it will be in compliance with the CPUC's renewable energy procurement requirements through 2023.
BVES is also required to comply with the CPUC’s emission performance standards (“EPS”) regarding GHG emissions. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES is in compliance with the EPS. Specifically, BVES must attest to having no new ownership investment in generation facilities or no long-term commitments for generation. In February 2014, BVES filed with the CPUC stating that BVES was in compliance with the EPS for 2013.
At this time, management cannot estimate the impact, if any, that these regulations may have on the cost of BVES’ power plant operations or the cost of BVES’ purchased power from third party providers.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

BVES received power under purchased power contracts with Shell Energy North America from 2009 through November 2013. The main product under this contract provided for 13 megawatts of electric energy at a fixed-price of $68.50 per MWh during 2013 as compared to $67.90 per MWh during 2012.  This base-load energy product expired in November 2013. BVES is currently purchasing energy based on month-to-month purchased power contracts, pending CPUC approval of a new purchased power agreement.

In June 2013, GSWC filed with the CPUC for approval of a purchased power master agreement with EDF Trading North America, LLC (“EDF”). The agreement, if approved, would enable GSWC to purchase from EDF 12 megawatts (“MWs”) of base load energy at a fixed-price which will be negotiated upon CPUC approval of the master agreement. The agreement is subject to the accounting guidance on derivatives, and requires mark-to-market derivative accounting.  As part of the filing, GSWC is also requesting to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance on derivatives.  If approved by the CPUC, any unrealized gains and losses generated from the purchased power contracts would be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contracts, having no impact to earnings.

In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $62.18 per MWh for the year ended December 31, 2013 as compared to $60.98 per MWh for the same period of 2012. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market. However, GSWC has implemented an electric supply cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

Construction Program

Registrant’s utility businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2013, GSWC has unconditional purchase obligations for capital projects of approximately $25.6 million.  In addition, GSWC is expected to incur capital expenditures averaging $85 million a year, excluding work funded by others, over the years 2013 through 2015. During the years ended December 31, 2013, 2012 and 2011, GSWC had capital expenditures of $96.7 million, $66.8 million, and $78.4 million, respectively.  A portion of these capital expenditures is funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid. During 2014, GSWC's capital expenditures is estimated to be approximately $80 - $90 million.

Contracted Services

Under the terms of the military privatization contracts with the U.S. government, each contract's price is subject to price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.  In addition, higher allocated expenses from the corporate office and ASUS headquarters were not contemplated at the time the contracts were negotiated and are being addressed as part of the price redeterminations.

In August 2011, Congress enacted the Budget Control Act which committed the U.S. government to significantly reduce the federal deficit over ten years. The Budget Control Act called for very substantial automatic spending cuts, known as "sequestration."  ASUS did not see any earnings impact to its existing operations and maintenance and renewal and replacement services provided by ASUS, as such contracts are an "excepted service" within the Budget Control Act. While the on-going effects of sequestration have been mitigated through the passage of a fiscal year 2014-15 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or debt ceiling limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, a possible delay in the timing of payments from the U.S. government, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations may be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).  The DCAA conducts audits of contractors for compliance with government guidance and regulations. At times, our filing of price redeterminations and requests for equitable adjustment may be postponed pending the outcome of such audits or upon mutual agreement with the U.S. government.
Below is a summary of significant projects and price redetermination filings by subsidiaries of ASUS.

•
FBWS - The third price redetermination for the three-year period beginning October 1, 2012, was finalized in October 2012 and provides for an annual increase of approximately $450,000 to the operations and maintenance fee compared to the amounts previously in effect.  A modification funding this increased amount was issued by the U.S. government in January 2013. A filing to operate and maintain an additional area at Fort Bliss was finalized in the fourth quarter of 2013 with an annual increase in operations and maintenance fees of approximately $815,000 effective in November 2013. Negotiations for an annual increase in renewal & replacement fees in connection with this area are expected to be completed by April 2014.

•
TUS - The second and third price redeterminations for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  Resolution of these redeterminations is expected in the first quarter of 2014.

•
ODUS - The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012. The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012. Both of these filings were revised and resubmitted to the U.S. government in January 2014. The revised filings favorably resolved issues raised by DCAA in an audit report regarding fringe benefit loading rates in the initial filings. These price redeterminations are expected to be resolved in the first quarter of 2014.

•
PSUS - In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, the U.S. government approved an interim increase of 3.4%, retroactive to February 2010. Resolution of this filing is expected during the fourth quarter of 2014.

•	ONUS -
In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016. This price redetermination is expected to be resolved during the first quarter of 2014.

In September 2013, ONUS received a modification for the first price redetermination for Fort Bragg, effective retroactively to March 2010. The modification provides for a nominal increase in operations and maintenance revenues above the interim levels previously in effect and a $4.2 million increase in annual renewal and replacement funding.

In September 2012, ONUS received a contract modification for approximately $17.6 million for construction of water and sewer infrastructure at a new area in Fort Bragg. A second modification received in January 2014 reduced the contract amount to approximately $16.5 million. Construction progress during 2013 was less than anticipated due to permitting delays outside the Company’s control which have now been resolved. Construction is scheduled to be substantially complete by the second quarter of 2014.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is being performed in conjunction with a backflow preventer installation project.  The two projects total $23 million in contract value and are expected to be completed by the second quarter of 2014.

In 2010, ONUS began work on a $58 million pipeline replacement capital project at Fort Bragg expected to be completed by the end of the second quarter of 2014.

Price redeterminations and equitable adjustments, which include adjustments to reflect changes in operating conditions and infrastructure levels from that assumed at the time of the execution of the contracts, as well as inflation in costs, are expected to provide added revenues to help offset increased costs and provide AWR the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.

Regulatory Matters

Certificates of Public Convenience and Necessity

GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. FBWS holds a CPCN from the Texas Commission on Environmental Quality.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Andrews Air Force Base, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission.

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

GSWC is required to file a water general rate case (“GRC”) application every three years according to a schedule established by the CPUC. GRCs typically include an increase in the first test year with inflation rate adjustments for expenses for the second and third years of the GRC cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for the test year.

In May 2013, the CPUC issued a final decision on GSWC's water rate case, approving new rates for the years 2013, 2014 and 2015. GSWC intends to file its next water rate case in 2014 for rates in years 2016 through 2018.

BVES has a four-year rate case cycle. In 2012 GSWC filed its BVES rate case for rates in years 2013 through 2016. A final decision on this GRC is expected in 2014.

Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases. Offset rate increases and advice letter filings typically have a two- to four- month regulatory processing lag.

In July 2012, the CPUC issued a final decision on GSWC's water cost of capital proceeding and approved a return on equity ("ROE") of 9.99% and a rate-making capital structure for GSWC of 55% equity and 45% debt, subject to adjustment. The weighted cost of capital (return on rate base), with an updated embedded debt cost and the settlement ROE, was 8.64%. The new rate of return authorized by the CPUC’s final decision was implemented into water rates retroactive to January 1, 2012. Among other things, the decision also authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts ROE between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in October 2012, GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, resulting in a revised return on rate base of 8.34%, which were incorporated in the new 2013 water rates. For the period October 1, 2012 through September 30, 2013, the Moody’s rate increased by 10 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remains unchanged in 2014.
GSWC was scheduled to file its next cost of capital application in 2014. However, in January 2014, GSWC, along with other investor-owned California water companies, requested that the CPUC permit them to postpone their applications until March 31, 2015. The CPUC approved the request of the water companies in February 2014, allowing each to continue using the rates of return most recently approved, which for GSWC is 9.43%. As part of the CPUC's approval, the water companies agreed to forgo filing a cost of capital adjustment mechanism this year.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and ASUS.  In addition, the respective regulatory commission for each state in which ASUS operates has authorized the applicable Military Utility Privatization Subsidiary to charge the rates set forth in the applicable privatization contract.

Changes in Rates

The following table provides information on year-over-year increases in water and electric revenues for GSWC as approved by the CPUC during 2013, 2012 and 2011 (in thousands):

Year	Surcharges	General and Step Increases	Advice Letters	Total
2013	$5,974	$10,321	$484	$16,779
2012	—	5,511	137	5,648
2011	621	7,809	1,476	9,906

Recent Changes in Rates

The CPUC has approved attrition year rate increases for five rate-making areas in Region I effective January 1, 2014. These increases are expected to generate an additional $1.7 million in revenues for 2014. Attrition rate increases are based on an earnings test and inflation factors.

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates were retroactive to January 1, 2013 and generated approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The adopted water gross margin increased by approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The final decision also approved the recovery of various memorandum accounts which tracked certain costs that had previously been expensed as incurred.  As a result, during 2013 GSWC recorded $3.2 million in additional regulatory assets related to CPUC approval of these memorandum accounts.

Pending Rate Requests

In February 2012, BVES filed its general rate case for new rates in years 2013 through 2016.  In August 2012, the Office of Ratepayer Advocates ("ORA") issued its report on this GRC.  Included in ORA’s recommendations was a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with GAAP.  ORA also recommended that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of December 31, 2013, GSWC has a $1.8 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover.   At this time, GSWC does not believe a potential loss is probable. As a result, no provision for loss has been recorded in the financial statements as of December 31, 2013 related to these matters.

In November 2012, GSWC filed a motion to introduce additional information regarding the results of a study on mandatory testing of BVES’ transmission and distribution poles to help support BVES' request for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony based on this study, and to conduct additional evidentiary hearings.  ORA challenged the results of the study and requested that BVES provide additional information.  GSWC and ORA are currently in negotiation discussions to settle this general rate case. A final decision on the rate case is expected in the third quarter of 2014.

CPUC Rehearing Matter

In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.  In March 2013, GSWC and the Office of Ratepayer Advocates ("ORA") reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. As a result of this settlement, management does not expect any further disallowances related to this matter. The settlement agreement, if approved, would resolve all issues arising from the rehearing.

Other Regulatory Matters

Alternative Revenue Mechanisms:

GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates. GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the MCBA.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues.

In addition to adopting an amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. This cap has not impacted any GSWC WRAM/MCBA recoveries to-date. Surcharges are currently in place to recover the WRAM/MCBA balances for 2010 and 2012.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”), which adjusts certain revenues to adopted levels.  In May 2013, the CPUC approved surcharges for recovery of BVES’ 2012 BRRAM balance with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection balance of $2.3 million.  Surcharges collected subsequent to December 2014 will be for recovery of the $1.8 million difference between the allocated general office costs authorized by the CPUC in November 2010, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, this difference was combined in the BRRAM for recovery through the surcharge. These costs are not considered an alternative revenue program. As of December 31, 2013, GSWC had a regulatory asset of $8.7 million under-collection in the BRRAM.

Rural Acquisition:

In June 2013, GSWC entered into an agreement to purchase all of the operating assets of Rural Water Company (“Rural”).  The transaction is subject to CPUC approval.  Rural serves approximately 900 customers in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area.

Renewables portfolio standard:

In December 2011, a renewables portfolio standard (“RPS”) law went into effect which changed, among other things, annual procurement targets to multi-year procurement targets.  Under the RPS, BVES must procure sufficient RPS-eligible resources to meet: (i) any RPS procurement requirement deficit for any year prior to 2011, and (ii) RPS procurement requirements for the 2011 through 2013 compliance period by no later than December 31, 2013.  In July 2013, the CPUC approved an agreement between GSWC and a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC will purchase approximately 582,000 RECs over a ten-year period which will be used to meet the CPUC’s RPS procurement requirements. As a result of this agreement, management believes BVES will be in compliance with the CPUC's RPS requirements over the next ten years. Accordingly, no provision for loss has been recorded in the financial statements as of December 31, 2013. As of December 31, 2013, GSWC has purchased sufficient RECs to be in compliance for all periods through 2013. In December 2013, GSWC submitted a filing with the CPUC for the pre-2011 compliance period which did not reflect any RPS procurement deficiencies nor any potential or actual penalties.  GSWC intends to file with the CPUC in August 2014 for the compliance period 2011 through 2013.

In March 2013, BVES filed an application with the CPUC to recover $835,000 (including interest) in costs incurred from April 1, 2011 through December 31, 2012 in connection with its efforts to procure renewable energy resources.  In May 2013, the CPUC approved these costs and accordingly, BVES recorded a regulatory asset and a corresponding decrease to legal and outside services costs during the second quarter of 2013. The amount is being recovered through a 12-month surcharge. Beginning with the year 2013, costs incurred in connection with efforts to procure renewable energy resources will be deferred to a regulatory asset account for future recovery.

Procurement Audits:

In December 2011, the CPUC issued a final decision on its investigation of certain GSWC work orders and charges paid to a specific contractor used previously by GSWC for numerous construction projects. As part of the decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date of the decision.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently being conducted. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

New Service Territory Application, Sutter County:

GSWC filed for a CPCN with the CPUC on May 31, 2006 to provide retail water service in a portion of Sutter County, California within the Natomas Central Mutual Water Company service area. In November 2013, the CPUC issued a proposed decision on GSWC's request for a CPCN.  A final decision on this application is expected later in 2014.

New Service Territory Application, Westborough Development, Sacramento County:

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

GSWC intends to file with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development following completion of a water supply solution for the area.

Affiliate Transaction Rules:

Rules adopted by the CPUC regarding affiliate transactions and use of regulated assets establish a standard set of rules to govern transactions between a regulated water utility, its parent, and other affiliated companies. Registrant monitors its cost allocation and management of the regulated and non-regulated segments for compliance with these rules.

For more information regarding significant regulatory matters, see Note 2 of “Notes to Financial Statements” included in Part II, Item 8 in Financial Statements and Supplementary Data.

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

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the California Department of Public Health (“CDPH”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The CDPH, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which we operate.

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the maximum contaminant level (“MCL”) standards and state and local standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

In 2010, the EPA announced that it intends to regulate contaminants in groups rather than one at a time. In January 2011, the EPA identified carcinogenic volatile organic compounds as the first group that the EPA plans to regulate.  In February 2011, the EPA announced that it has decided to regulate perchlorate under the SDWA. To date, the EPA has not made any proposed MCLs for any group of volatile organic compounds or perchlorate.

The Office of Environmental Health Hazard Assessment (“OEHHA”) of the State of California is responsible for developing Public Health Goals (“PHGs”) for contaminants.  The PHGs are not a set of enforceable standards.  Once a PHG for a contaminant is developed, the CDPH is required by law to set the MCL for that contaminant as close to the PHG as possible, considering available technologies and compliance cost.  In January 2011, OEHHA published PHGs for several contaminants that are significantly lower than the current California state MCL for such contaminants, including perchlorate. OEHHA issued a revised perchlorate PHG at 1 microgram per liter (1 part per billion, 1 ppb).  The new PHG is significantly lower than the current 6 ppb California MCL for perchlorate.  The new PHG may trigger the re-evaluation of the perchlorate MCL in California.  GSWC cannot predict the outcome of this re-evaluation, if any.  OEHHA also developed PHGs for several currently unregulated contaminants, including hexavalent chromium.  The final PHG for hexavalent chromium was published in July 2011.  By state law, the CDPH is required to set an MCL for hexavalent chromium within two years of the publication of the PHG.

In August 2013, the CDPH proposed an MCL for hexavalent chromium (chromium-6) of 0.010 milligram per liter.  The 45-day public comment period for this proposed MCL was closed on October 11, 2013.  In the absence of any major delays, an enforceable MCL is anticipated to be established in 2014.  At the proposed level of 0.010 milligram per liter, GSWC does not expect the MCL on hexavalent chromium to have a significant impact.  At this time, Registrant is unable to predict the outcome, and thus the impact, of the final MCL.

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, several wells have been removed from service and destroyed due to perchlorate, and/or nitrosodimethylamine (“NDMA”)  levels that exceed the regulatory standards or notification levels. GSWC continues to monitor all of its active groundwater wells in the Arden-Cordova system for perchlorate and NDMA, along with other constituents.

It is believed that this contamination is related to the activities of Aerojet who has, in the past, used ammonium perchlorate in oxidizing rocket fuels.

On October 12, 2004, GSWC and Aerojet reached a settlement relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in 2004 and agreed to pay GSWC an additional $8 million over a period of five years commencing in December 2009, plus interest accruing from January 1, 2004. These payments offset GSWC’s costs of utility plant and purchased water used to cure the water supply impacted by contamination by $16 million and $735,000, respectively.  In December  2013, GSWC received from Aerojet the final $2.1 million including interest as payment under the terms of the settlement agreement. As of December 31, 2013, the $8 million plus interest owed from Aerojet under the settlement agreement has been fully collected.

GSWC and Aerojet are developing alternatives to meet the water supply needs of GSWC to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

Matters Relating to GSWC’s Florence Graham Water System

Perchlorate has been detected in five wells servicing GSWC’s Florence-Graham System. Two of these wells exceeded the perchlorate drinking water standard and have been removed from service.  Continued monitoring shows that perchlorate levels are increasing in the three wells that remain in service. The Water Replenishment District of Southern California is partnering with the Department of Toxic Substances Control to examine the perchlorate contamination in this area and is trying to determine the source(s) of the plume. GSWC is following this process closely in an effort to identify potential funding sources for addressing the issue. GSWC has developed an internal action plan for maintaining reliable water supply within the Florence-Graham system.

Matters Relating to GSWC’s Norwalk Water System

Volatile Organic Compounds (“VOCs”) have been detected in eight wells in GSWC’s Norwalk Water System.  Seven of these wells are equipped with granular activated carbon filter treatment for VOC removal.  These wells are located within a Superfund site that the EPA has designated as the Omega Operable Unit 2.  EPA is currently working on a remediation project to clean up the VOC plume. Recent modeling data have shown that at least three GSWC wells, and potentially more, are impacted by the Omega plume.  GSWC intends to work closely with the EPA to ensure that the remediation remedy proposed by the EPA will address GSWC’s concerns regarding impacts to its water supply.

Matters Relating to GSWC’s San Gabriel Water Systems

Perchlorate and/or VOCs have been detected in five wells servicing GSWC’s San Gabriel System. The EPA has issued unilateral administrative orders against 41 potentially responsible parties which requires them to remediate this contamination. GSWC has also reached a settlement with all these parties to resolve its claims against these parties relating to this contamination.

Matters Relating to Environmental Clean-Up

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent monitoring results show gasoline has been reduced to a sheen on top of the groundwater surface. Testing has recently been conducted to determine if alternative remediation will be effective in reducing the contamination further.  As of December 31, 2013, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of December 31, 2013, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.0 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Security Issues

GSWC has implemented measures to increase security in accordance with a vulnerability assessment of its water systems and has upgraded its facilities to enhance the safety of water system operations.  GSWC also has security systems and infrastructure in place intended to prevent cyber-attacks.  Despite its efforts, GSWC cannot be assured that a cyber or terrorist attack will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer information.

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

The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.

Water Supply

GSWC’s Water Supply

During 2013, GSWC delivered approximately 73,430,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 462 acre-feet per day.  (An acre-foot is about 435.6 ccf or 326,000 gallons).  Approximately 60% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from Metropolitan Water District of Southern California (“MWD”) member agencies and regional water suppliers (roughly 35% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2012, GSWC supplied 72,408,000 ccf of water, approximately 60% of which was produced from groundwater sources and 40% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.  In addition, GSWC encourages voluntary conservation measures by its customers and has implemented customer education initiatives to help with supply variability and the general scarcity of water supplies.

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

GSWC owns approximately 86,000 acre-feet of adjudicated water rights, mostly groundwater, and a number of unadjudicated water rights to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an over-drafted condition.

Imported Water

GSWC also manages a portfolio of water supply arrangements with water wholesalers.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 60 connections for distribution to customers.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority. GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating more than 50,200 acre-feet annually. MWD’s principal sources of water are the State Water Project (“SWP”) which conveys water from northern California and the Colorado River.

To meet its water supply needs, GSWC has contracts to purchase water or water rights for an aggregate amount of $5.6 million as of December 31, 2013.  Included in the $5.6 million is a remaining commitment of $3.5 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining $2.1 million are commitments for purchased water with a third party which expire through 2038.

State Water Project

Water supplies available to MWD through the SWP vary from year to year based on weather.  A key link in the SWP is the Sacramento/San Joaquin River Delta adjacent to the San Francisco Bay (“Delta”).  The fresh water pathway through the Delta is supported by earthen levees and the reliability of those levees has been called into question based on assessments by various federal, state and local agencies.  In addition, many native fish species are in decline, resulting in restrictions on pumping through the Delta.  GSWC continues to participate in and monitor developments related to the Delta and efforts to craft a workable solution to the risks presented by reliance on the Delta for its southern California water supplies.

Every year, the California Department of Water Resources (“DWR”) establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels and reservoir levels.  The percent allocation given to state contractors varies throughout the year depending upon weather and other factors.  In 2013, the SWP delivered 35% of contractor requests.  With predictions that 2014 may result in a third consecutive dry year in regards to precipitation, DWR set an initial water allocation of 5% of state contractor request in November 2013. In January, 2014, this allocation was reduced to zero.

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

Climate Outlook and Impacts of Low Precipitation on Groundwater Supplies
On January 17, 2014, California Governor Edmund G. Brown, Jr. declared a drought state of emergency for California after the state experienced the driest year in recorded state history. For the third consecutive year, the lack of precipitation and snowfall has been recorded throughout the state. Snowpack continues to fall below normal levels and as of January 22, 2014 is only 11% of normal. Should these conditions continue, January 2014 will be the driest start of a water year on record (October through January). Currently, we believe we have sufficient water supplies for the near term. However, if dry conditions continue, we may implement mandatory water rationing to our customers. Also, in the event of water supply shortages, GSWC would need to transport additional water from other areas, increasing the cost of water supply. These additional costs would result in higher costs to customers which, taken together with mandatory water rationing, may lead to customer criticism and harm to our reputation.
Furthermore, reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are experiencing dropping groundwater levels. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several of our service areas rely on groundwater as their only source of supply. Should dry conditions persist through the remainder of 2014, areas served by these smaller basins may experience future mandatory conservation measures. One of these areas is the Nipomo Mesa of the Santa Maria Groundwater Basin. As part of the Santa Maria Adjudication, the Nipomo Mesa Management Area Technical Group evaluates Spring groundwater levels and determines whether drought conditions exist. The 2013 Spring Nipomo Key Well Index was reported to be within “Potentially Severe” and just above “Severe Water Shortage Conditions.” If dry conditions continue, it is anticipated that the index may cross over into the “Severe Water Shortage Condition” level during the spring of 2014, possibly leading to additional water use restrictions.

Agreement with Cadiz Inc.

In June 2010, GSWC signed an agreement with Cadiz Inc. to proceed with the Cadiz Water Conservation & Storage Project (“Cadiz Project”). Under the terms of the agreement, GSWC has the right to acquire an annual supply of 5,000 acre-feet of water at a pre-determined formula rate once the environmental review is complete. In addition, GSWC has the option to acquire storage rights in the Cadiz Project to allow GSWC to manage the supply as part of its overall water supply portfolio. Cadiz has completed the required environmental review.  On July 25, 2012, the Rancho Santa Margarita Water District certified the Final Environmental Impact Report for the project.  The Final Environmental Impact Report has been challenged through litigation.  GSWC cannot predict the outcome of the legal challenge. Cadiz Inc. is a publicly-held renewable resources company that owns 70 square miles of property with significant water resources and clean energy potential in eastern San Bernardino County, California.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised primarily of fixed-rate debt and approximately $6 million of variable rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2013, the fair value of Registrant’s long-term debt was $412.6 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $19.9 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are based on weekly market rates. At December 31, 2013, the weekly market rate was approximately 0.07%.  Based on $6.2 million of variable-rate debt outstanding as of December 31, 2013, a hypothetical one percent rise in interest rates would not result in a material impact to earnings. Furthermore, $6.0 million of this variable-rate debt is due in 2014.

At December 31, 2013, Registrant did not believe that its short-term debt was subject to interest rate risk due to the fair market value being approximately equal to the carrying value.

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

In May 2009, the CPUC authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from GSWC’s purchased power contract was deferred on a monthly basis into the non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract.  Unrealized gains and losses on this account do not impact earnings. GSWC's most recent purchase power contract expired in November 2013. As a result, as of December 31, 2013, there was no unrealized gain or loss included in this memorandum account.  The market prices for energy used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications.

In June 2013, GSWC filed with the CPUC for approval of a new purchase power master agreement which, if approved, would enable GSWC to purchase 12 megawatts (“MWs”) of base load energy from EDF Trading North America, LLC at a fixed-price which will be negotiated upon CPUC approval of the agreement. The filing also requested a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives, as discussed above.

Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Assets

Utility Plant
Regulated utility plant, at cost
Water	$1,307,509	$1,227,713
Electric	79,360	77,653
Total	1,386,869	1,305,366
Non-regulated utility property, at cost	9,090	8,917
Total utility plant, at cost	1,395,959	1,314,283
Less — accumulated depreciation	(471,665)	(442,316)
	924,294	871,967
Construction work in progress	57,183	45,824
Net utility plant	981,477	917,791

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	15,806	13,755
Total other property and investments	16,922	14,871

Current Assets
Cash and cash equivalents	38,226	23,486
Accounts receivable-customers, less allowance for doubtful accounts	23,829	19,491
Unbilled revenue	18,552	16,147
Receivable from U.S. government, less allowance for doubtful accounts	7,106	12,905
Other accounts receivable, less allowance for doubtful accounts	4,914	7,062
Income taxes receivable	9,214	16,547
Materials and supplies	4,558	5,348
Regulatory assets — current	27,676	32,336
Prepayments and other current assets	2,481	4,391
Costs and estimated earnings in excess of billings on uncompleted contracts	45,508	37,703
Deferred income taxes — current	9,553	8,617
Total current assets	191,617	184,033

Regulatory and Other Assets
Regulatory assets	95,005	143,679
Costs and estimated earnings in excess of billings on uncompleted contracts	7,823	436
Receivable from U.S. government, less allowance for doubtful accounts	3,104	4,535
Deferred income taxes	8	11
Other	14,227	15,587
Total regulatory and other assets	120,167	164,248
Total Assets	$1,310,183	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$492,404	$454,579
Long-term debt	326,079	332,463
Total capitalization	818,483	787,042

Current Liabilities
Long-term debt — current	6,298	3,328
Accounts payable	49,787	40,569
Income taxes payable	507	511
Accrued other taxes	9,802	8,167
Accrued employee expenses	10,801	9,919
Accrued interest	3,897	3,909
Unrealized loss on purchased power contracts	—	3,060
Billings in excess of costs and estimated earnings on uncompleted contracts	6,852	12,572
Other	12,962	11,662
Total current liabilities	100,906	93,697

Other Credits
Advances for construction	69,332	70,781
Contributions in aid of construction — net	114,916	106,450
Deferred income taxes	159,506	142,597
Unamortized investment tax credits	1,790	1,881
Accrued pension and other post-retirement benefits	38,726	71,618
Other	6,524	6,877
Total other credits	390,794	400,204

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,310,183	$1,280,943

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2013	2012
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 38,720,693 shares in 2013 and 38,474,424 shares in 2012	$253,961	$249,322
Earnings reinvested in the business	238,443	205,257
	492,404	454,579

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.64% notes due 2013	—	1,100
6.80% notes due 2013	—	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,190	4,453
Other Debt Instruments:
Variable Rate Obligation due 2018	161	196
American Recovery and Reinvestment Act Obligation due 2033	4,269	4,259
Capital lease obligations	27	53
	332,377	335,791
Less: Current maturities	(6,298)	(3,328)
	326,079	332,463
Total Capitalization	$818,483	$787,042

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Operating Revenues
Water	$320,131	$305,898	$300,450
Electric	38,409	37,033	36,275
Contracted services	113,537	123,977	83,188
Total operating revenues	472,077	466,908	419,913

Operating Expenses
Water purchased	58,930	54,010	47,530
Power purchased for pumping	9,518	8,355	8,598
Groundwater production assessment	15,541	14,732	13,550
Power purchased for resale	13,392	12,120	13,574
Supply cost balancing accounts	214	11,709	18,748
Other operation	27,767	29,790	28,312
Administrative and general	77,291	70,556	74,061
Depreciation and amortization	40,090	41,385	38,349
Maintenance	17,772	15,887	17,357
Property and other taxes	15,865	15,381	14,210
ASUS construction	76,627	81,957	50,648
Net gain on sale of property	(2)	(68)	(128)
Total operating expenses	353,005	355,814	324,809

Operating Income	119,072	111,094	95,104

Other Income and Expenses
Interest expense	(22,415)	(22,765)	(23,681)
Interest income	707	1,333	859
Other, net	1,105	431	(196)
Total other income and expenses	(20,603)	(21,001)	(23,018)

Income from continuing operations before income tax expense	98,469	90,093	72,086
Income tax expense	35,783	35,945	30,076
Income from continuing operations	62,686	54,148	42,010

Income from discontinued operations, net of tax	—	—	3,849

Net Income	$62,686	$54,148	$45,859

Basic Earnings Per Common Share
Income from continuing operations	$1.61	$1.42	$1.12
Income from discontinued operations	—	—	0.10
Net Income	$1.61	$1.42	$1.22

Fully Diluted Earnings Per Share
Income from continuing operations	$1.61	$1.41	$1.11
Income from discontinued operations	—	—	0.10
Net Income	$1.61	$1.41	$1.21

Weighted Average Number of Shares Outstanding	38,639	37,998	37,386
Weighted Average Number of Diluted Shares	38,869	38,262	37,674

Dividends Declared Per Common Share	$0.760	$0.635	$0.550

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2010	37,262	$227,385	$150,156	$377,541
Add:
Net income			45,859	45,859
Issuance of Common Shares	138	1,658		1,658
Exercise of stock options	178	2,350		2,350
Tax benefit from employee stock-based awards		336		336
Compensation on stock-based awards		1,474		1,474
Dividend equivalent rights on stock-based awards not paid in cash		103		103
Deduct:
Dividends on Common Shares			20,552	20,552
Dividend equivalent rights on stock-based awards not paid in cash			103	103
Balances at December 31, 2011	37,578	233,306	175,360	408,666
Add:
Net income			54,148	54,148
Exercise of stock options and other issuance of Common Shares	896	13,295		13,295
Tax benefit from employee stock-based awards		890		890
Compensation on stock-based awards		1,710		1,710
Dividend equivalent rights on stock-based awards not paid in cash		121		121
Deduct:
Dividends on Common Shares			24,130	24,130
Dividend equivalent rights on stock-based awards not paid in cash			121	121
Balances at December 31, 2012	38,474	249,322	205,257	454,579
Add:
Net income			62,686	62,686
Exercise of stock options and other issuance of Common Shares	247	2,111		2,111
Tax benefit from employee stock-based awards		1,026		1,026
Compensation on stock-based awards		1,362		1,362
Dividend equivalent rights on stock-based awards not paid in cash		140		140
Deduct:
Dividends on Common Shares			29,360	29,360
Dividend equivalent rights on stock-based awards not paid in cash			140	140
Balances at December 31, 2013	38,721	$253,961	$238,443	$492,404

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$62,686	$54,148	$45,859
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on CCWC, net of taxes, included in discontinued operations	—	—	(2,454)
Depreciation and amortization	40,967	43,234	40,809
Net gain on sale of property	(2)	(68)	(128)
Provision for doubtful accounts	1,145	1,710	938
Deferred income taxes and investment tax credits	16,112	15,087	13,861
Stock-based compensation expense	2,009	1,931	1,520
Impairment and other charges	—	416	—
Other — net	(438)	(35)	359
Changes in assets and liabilities:
Accounts receivable — customers	(5,306)	(1,773)	(2,687)
Unbilled revenue	(2,405)	1,108	3,093
Other accounts receivable	2,503	5,416	(2,139)
Receivables from the U.S. government	7,230	(3,196)	(3,789)
Materials and supplies	790	(2,278)	(909)
Prepayments and other current assets	1,910	(432)	2,198
Regulatory assets - supply cost balancing accounts	214	11,709	18,748
Other assets (including other regulatory assets)	12,544	(20,139)	(26,661)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,192)	(3,075)	918
Accounts payable	1,815	4,300	(2,953)
Income taxes receivable/payable	7,329	4,169	(14,544)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,720)	(17,673)	4,819
Accrued pension and other post-retirement benefits	4,396	5,954	1,647
Other liabilities	3,124	981	1,662
Net cash provided	135,711	101,494	80,167
Cash Flows From Investing Activities:
Capital expenditures	(97,379)	(68,104)	(80,281)
Other investments	(1,408)	—	—
Proceeds from sale of CCWC	—	—	29,603
Proceeds from sale of property	12	68	144
Net cash used	(98,775)	(68,036)	(50,534)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	—	—	1,658
Proceeds from stock option exercises	2,111	13,295	2,350
Tax benefits from exercise of stock-based awards	1,026	890	336
Receipt of advances for and contributions in aid of construction	12,133	9,647	7,489
Refunds on advances for construction	(3,711)	(3,614)	(4,136)
Retirement or repayments of long-term debt	(3,474)	(8,303)	(22,380)
Proceeds from issuance of long-term debt, net of issuance costs	60	3,408	61,912
Net change in notes payable to banks	—	(2,000)	(58,900)
Dividends paid	(29,360)	(24,130)	(20,552)
Other	(981)	(480)	(292)
Net cash used	(22,196)	(11,287)	(32,515)
Net increase (decrease) in cash and cash equivalents	14,740	22,171	(2,882)
Cash and cash equivalents, beginning of year	23,486	1,315	4,197
Cash and cash equivalents, end of year	$38,226	$23,486	$1,315

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Assets

Utility Plant, at cost
Water	$1,307,509	$1,227,713
Electric	79,360	77,653
Total	1,386,869	1,305,366
Less — accumulated depreciation	(466,329)	(437,949)
	920,540	867,417
Construction work in progress	56,754	45,720
Net utility plant	977,294	913,137

Other Property and Investments	13,653	11,590
	13,653	11,590
Current Assets
Cash and cash equivalents	37,875	22,578
Accounts receivable-customers, less allowance for doubtful accounts	23,829	19,491
Unbilled revenue	18,552	16,147
Inter-company receivable	718	2,508
Other accounts receivable, less allowance for doubtful accounts	3,570	6,377
Income taxes receivable from Parent	9,704	16,442
Note receivable from Parent	500	—
Materials and supplies	1,859	2,244
Regulatory assets — current	27,676	32,336
Prepayments and other current assets	2,218	4,162
Deferred income taxes — current	8,573	7,577
Total current assets	135,074	129,862

Regulatory and Other Assets
Regulatory assets	95,005	143,679
Other accounts receivable	913	1,445
Other	11,442	14,339
Total regulatory and other assets	107,360	159,463
Total Assets	$1,233,381	$1,214,052

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$437,613	$416,257
Long-term debt	326,079	332,463
Total capitalization	763,692	748,720

Current Liabilities
Long-term debt — current	6,298	3,328
Accounts payable	37,611	27,292
Accrued other taxes	9,299	7,720
Accrued employee expenses	9,536	8,786
Accrued interest	3,897	3,909
Unrealized loss on purchased power contracts	—	3,060
Other	12,880	11,606
Total current liabilities	79,521	65,701

Other Credits
Advances for construction	69,332	70,781
Contributions in aid of construction — net	114,916	106,450
Deferred income taxes	158,994	142,082
Unamortized investment tax credits	1,790	1,881
Accrued pension and other post-retirement benefits	38,726	71,618
Other	6,410	6,819
Total other credits	390,168	399,631

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,233,381	$1,214,052

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2013	2012
Common Shareholder’s Equity:
Common shares, no par value, Outstanding: 146 shares in 2013 and 2012	$233,721	$231,480
Earnings reinvested in the business	203,892	184,777
	437,613	416,257

Long-Term Debt
Notes/Debentures:
6.64% notes due 2013	—	1,100
6.80% notes due 2013	—	2,000
6.87% notes due 2023	5,000	5,000
7.00% notes due 2023	10,000	10,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
Variable Rate Obligation due 2014	6,000	6,000
State Water Project due 2035	4,190	4,453
Other Debt Instruments:
Variable rate obligation due 2018	161	196
American Recovery and Reinvestment Act Obligation due 2033	4,269	4,259
Capital lease obligations	27	53
	332,377	335,791
Less: Current maturities	(6,298)	(3,328)
	326,079	332,463
Total Capitalization	$763,692	$748,720

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2013	2012	2011
Operating Revenues
Water	$320,131	$305,898	$300,450
Electric	38,409	37,033	36,275
Total operating revenues	358,540	342,931	336,725

Operating Expenses
Water purchased	58,930	54,010	47,530
Power purchased for pumping	9,518	8,355	8,598
Groundwater production assessment	15,541	14,732	13,550
Power purchased for resale	13,392	12,120	13,574
Supply cost balancing accounts	214	11,709	18,748
Other operation	25,110	26,938	24,579
Administrative and general	64,645	60,139	61,582
Depreciation and amortization	38,952	40,197	37,461
Maintenance	15,823	14,356	14,702
Property and other taxes	14,072	13,835	12,851
Net gain on sale of property	—	(65)	(128)
Total operating expenses	256,197	256,326	253,047

Operating Income	102,343	86,605	83,678

Other Income and Expenses
Interest expense	(22,287)	(22,609)	(23,292)
Interest income	615	1,293	801
Other, net	1,105	431	(394)
Total other income and expenses	(20,567)	(20,885)	(22,885)

Income from operations before income tax expense	81,776	65,720	60,793

Income tax expense	33,134	26,500	25,971

Net Income	$48,642	$39,220	$34,822

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2010	142	$217,149	$141,146	$358,295
Add:
Net income			34,822	34,822
Issuance of Common Shares to Parent	4	10,000		10,000
Tax benefit from employee stock-based awards		336		336
Compensation on stock based awards		1,353		1,353
Dividend equivalent rights on stock-based awards not paid in cash		98		98
Deduct:
Dividends on Common Shares			20,000	20,000
Dividend equivalent rights on stock-based awards not paid in cash			98	98

Balances at December 31, 2011	146	228,936	155,870	384,806
Add:
Net income			39,220	39,220
Tax benefit from employee stock-based awards		895		895
Compensation on stock based awards		1,536		1,536
Dividend equivalent rights on stock-based awards not paid in cash		113		113
Deduct:
Dividends on Common Shares			10,200	10,200
Dividend equivalent rights on stock-based awards not paid in cash			113	113

Balances at December 31, 2012	146	231,480	184,777	416,257
Add:
Net income			48,642	48,642
Tax benefit from employee stock-based awards		943		943
Compensation on stock based awards		1,171		1,171
Dividend equivalent rights on stock-based awards not paid in cash		127		127
Deduct:
Dividends on Common Shares			29,400	29,400
Dividend equivalent rights on stock-based awards not paid in cash			127	127

Balances at December 31, 2013	146	$233,721	$203,892	$437,613

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$48,642	$39,220	$34,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,829	42,046	39,921
Net gain on sale of property	—	(65)	(128)
Provision for doubtful accounts	1,056	1,668	859
Deferred income taxes and investment tax credits	16,051	14,713	13,805
Impairment and other charges	—	416	—
Stock-based compensation expense	1,647	1,667	1,345
Other — net	(333)	(107)	(137)
Changes in assets and liabilities:
Accounts receivable — customers	(5,306)	(1,773)	(2,687)
Unbilled revenue	(2,405)	1,108	3,093
Other accounts receivable	3,251	1,717	361
Materials and supplies	385	(318)	(147)
Prepayments and other assets	1,944	(452)	1,985
Regulatory assets - supply cost balancing accounts	214	11,709	18,748
Other assets (including other regulatory assets)	14,501	(20,056)	(26,693)
Accounts payable	2,916	(2,331)	1,093
Inter-company receivable/payable	1,790	277	482
Income taxes receivable/payable from/to Parent	6,738	3,472	(12,493)
Accrued pension and other post-retirement benefits	4,396	5,954	1,647
Other liabilities	2,854	1,035	1,678
Net cash provided	138,170	99,900	77,554

Cash Flows From Investing Activities:
Capital expenditures	(96,705)	(66,831)	(78,438)
Note receivable from AWR parent	(18,236)	—	—
Receipt of payment of note receivable from AWR parent	17,736	—	—
Other investing activities	(1,408)	65	144
Net cash used	(98,613)	(66,766)	(78,294)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	60	3,408	61,912
Tax benefits from exercise of stock-based awards	943	895	336
Proceeds from issuance of Common Shares to Parent	—	—	10,000
Receipt of advances for and contributions in aid of construction	12,133	9,647	7,489
Refunds on advances for construction	(3,711)	(3,614)	(4,136)
Retirement or repayments of long-term debt	(3,474)	(8,303)	(22,380)
Net change in inter-company borrowings	—	(2,000)	(33,785)
Dividends paid	(29,400)	(10,200)	(20,000)
Other	(811)	(389)	(237)
Net cash used	(24,260)	(10,556)	(801)

Net increase (decrease) in cash and cash equivalents	15,297	22,578	(1,541)

Cash and cash equivalents, beginning of year	22,578	—	1,541

Cash and cash equivalents, end of year	$37,875	$22,578	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or “the Company.”  The subsidiaries of ASUS may be collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 257,000 water customers. GSWC also distributes electricity in several San Bernardino Mountain communities serving approximately 24,000 electric customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2013, 2012 and 2011. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates. AWR’s assets and operating income are primarily those of GSWC.

ASUS, through its wholly-owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to periodic price redeterminations and modifications for changes in circumstances and changes in laws and regulations.

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

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly-owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

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

Related Party Transactions:  GSWC and ASUS provide and receive various services to and from their parent, AWR.  Any transactions between GSWC and AWR or ASUS are governed by the CPUC’s affiliate transaction rules.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations. Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet. The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors mandated by the CPUC.

During 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. As of December 31, 2013, $500,000 is outstanding under this Note, which has been reflected as a current note receivable on GSWC's balance sheet as of December 31, 2013. This Note is expected to be repaid by AWR within one year.

AWR owns all of the outstanding common shares of GSWC and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the Federal Energy Regulatory Commission. GSWC has incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2013 and 2012.

Property and Depreciation: GSWC capitalizes, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable accumulated depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant. At December 31, 2013, utility plant includes a net credit acquisition adjustment of $8.8 million for GSWC, which is being amortized over approximately 30 years as permitted by the CPUC. Amortization of the acquisition adjustments totaled $427,000 for 2013 and $374,000 for 2012 and 2011.

Depreciation is computed on the straight-line, remaining-life basis, group method, based on depreciable plant in accordance with the applicable ratemaking process. The aggregate composite rate for depreciation for GSWC’s water distribution unit approximated 3.4% for 2013, 3.7% for 2012 and 3.8% for 2011, and approximately 3.4% for its electric unit for 2013, 3.6% for 2012 and 3.7% for 2011.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $877,000, $1.8 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

Estimated useful lives of GSWC’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years

Asset Retirement Obligations:  GSWC has a legal obligation for the retirement of its wells, which by law need to be properly capped at the time of removal.  As such, GSWC incurs asset retirement obligations.  GSWC records the fair value of a liability for these asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, GSWC capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, GSWC either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Retirement costs have historically been recovered through rates subsequent to the retirement costs being incurred. Accordingly, GSWC’s asset retirement obligations are reflected as a regulatory asset. GSWC also reflects the gain or loss at settlement as a regulatory asset or liability on the balance sheet.

With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to retire these assets. There are no CPUC rules or regulations that require GSWC to remove any of its other long-lived assets. In addition, GSWC’s water pipelines are not subject to regulation by any federal regulatory agency. GSWC has franchise agreements with various municipalities in order to use the public right of way for utility purposes (i.e., operate water distribution and transmission assets), and if certain events occur in the future, could be required to remove or relocate certain of its pipelines. However, it is not possible to estimate an asset retirement amount since the timing and the amount of assets that may be required to be removed, if any, is not known.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  During the year ended December 31, 2012, a $416,000 impairment loss was recorded in operating expenses as a result of the disallowance of certain capital costs by the CPUC as more fully discussed in Note 2.  For the years ended December 31, 2013 and 2011, no impairment loss was recorded.

Goodwill:  At December 31, 2013 and 2012, AWR had approximately $1.1 million of goodwill included in “Other Property and Investments.”  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2013, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for the goodwill amount of $1.1 million at ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government or other third-party prime government contractors pursuant to contracts or modifications thereto or agreements to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are more fully disclosed in Note 17.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the years ended December 31, 2013, and 2012, GSWC recorded $270,000 and $299,000 in AFUDC related to these projects, respectively, based on a weighted cost of capital of 8.64% as approved by the CPUC. Amounts recorded in 2011 were immaterial.

Water and Electric Operating Revenues: GSWC records water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter reading for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. The unbilled revenues are based on historic customer usage to estimate unbilled usage.  Flat-rate customers are billed in advance at the beginning of the service period. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

Alternative-Revenue Programs:  As authorized by the CPUC, GSWC records in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  If this difference results in an under-collection of revenues, GSWC records the additional revenue only to the extent that they are expected to be collected within 24 months following the year in which they are recorded in accordance with the accounting guidance for alternative-revenue programs.

Contracted Services Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion method of accounting.  In accordance with GAAP, revenue recognition under the percentage-of-completion method requires ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or in terms of results achieved (such as units constructed).  These approaches are used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method.

Construction costs for ASUS include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government and the third party prime contractors; (ii) have latitude in establishing pricing, and (iii) bear credit risk in the collection of receivables.  Administrative and general costs are charged to expense as incurred.  Precontract costs for ASUS, which consist of design and engineering labor costs, are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Deferred precontract costs have been immaterial to date. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income for ASUS and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are capitalized and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates. In 2012, GSWC redeemed certain long term debt (see Note 9 Long-Term Debt).

Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Utility plant funded by advances and contributions is excluded from rate base.  Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Contributions in aid of construction are similar to advances, but require no refunding.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2013 and 2012 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2013		2012
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC	$332,377	$412,590	$335,791	$456,792

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2013:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$412,590	—	$412,590

Stock Awards: AWR has issued stock awards to its employees under the 2000 Stock Incentive Plan, or 2000 employee plan, and the 2008 Stock Incentive Plan, or 2008 employee plan, and to directors under the 2003 Non-Employee Directors Stock Plan, or 2003 directors plan, and the 2013 Non-Employee Directors Plan, or 2013 directors plan.   Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate(s). These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.6 million, $3.4 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. When GSWC acts as an agent and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of the Military Utility Privatization Subsidiaries’ ability to be reimbursed by the U.S. government or the third party prime government contractors.  The non-income tax assessments are accounted for on a gross basis and totaled $864,000, $717,000 and $718,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Recently Issued Accounting Pronouncements:  Recent accounting standards issued by the Financial Accounting Standards Board did not or are not expected to have any impact on Registrant’s consolidated financial statements.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2013, Registrant had approximately $37.2 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $15.2 million relates to the underfunded positions of the pension and other post-retirement obligations and $16.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2013	2012
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$16,345	$42,574
Base Revenue Requirement Adjustment Mechanism	8,725	6,833
Costs deferred for future recovery on Aerojet case	14,763	16,030
Pensions and other post-retirement obligations (Note 11)	20,241	56,894
Derivative unrealized loss (Note 4)	—	3,060
Flow-through taxes, net (Note 10)	16,189	16,415
Low income rate assistance balancing accounts	9,979	9,119
General rate case memorandum accounts	15,645	4,495
Other regulatory assets	25,086	28,153
Various refunds to customers	(4,292)	(7,558)
Total	$122,681	$176,015

Alternative-Revenue Programs:

Under the Water Revenue Adjustment Mechanism (“WRAM”), GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues) and the actual volumetric revenues recovered in customer rates.  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to an asset or liability balancing account (tracked individually for each rate making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  Currently, the majority of GSWC’s water customers have conservation rate structures.

Under the Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted expense levels for purchased water, purchased power and pump taxes, as established by the CPUC. Variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses are recorded as a component of the MCBA to be recovered from or refunded to GSWC’s customers at a later date. This is reflected with an offsetting entry to an asset or liability balancing account (tracked individually for each rate-making area).  Unlike the WRAM, the MCBA applies to all customer classes.

The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. For the year ended December 31, 2013, surcharges of $26.5 million were billed to customers to decrease previously incurred under-collections in the WRAM, net of MCBA accounts.  For the year ended December 31, 2013, GSWC recorded a $468,000 over-collection in the WRAM account, net of the MCBA.  As of December 31, 2013, GSWC has a net aggregated regulatory asset of $16.3 million which is comprised of a $20.4 million under-collection in the WRAM accounts and $4.1 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than15%, the recovery period is 19 to 36 months. GSWC does not currently have any balances over 15% of adopted annual revenues. All of the 2013 WRAM balances are expected to be recovered over 18 months or less.

In addition to adopting an amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. This cap has not impacted any GSWC WRAM/MCBA recoveries to-date. Surcharges are currently in place to recover the WRAM/MCBA balances for 2010 and 2012.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels.  In May 2013, the CPUC approved a surcharge for recovery of BVES’ 2012 BRRAM balance, with the amounts collected through December 2014 to be applied to the 2012 BRRAM under-collection of $2.3 million.  Surcharges collected subsequent to December 2014 would be for recovery of a $1.8 million difference between the allocated general office costs authorized by the CPUC in November 2010, and what was then in BVES’ rates for allocated general office costs.  As authorized by the CPUC, this difference was combined in the BRRAM for recovery through the surcharge. These costs are not considered an alternative revenue program.

Costs Deferred for Future Recovery:

In 1999, GSWC sued Aerojet-General Corporation (“Aerojet”) for contaminating the Sacramento County Groundwater Basin, which affected certain GSWC wells. On a related matter, GSWC also filed a lawsuit against the State of California (the “State”). The CPUC authorized memorandum accounts to allow for recovery, from customers, of costs incurred by GSWC in prosecuting the cases against Aerojet and the State, less any recovery from the defendants or others.  In July 2005, the CPUC authorized GSWC to recover approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, new rates went into effect to begin amortizing the memorandum account over a 20-year period.  GSWC will keep the Aerojet memorandum account open until the earlier of full amortization of the balance or 20 years.  However, no costs will be added to the memorandum account, other than on-going interest charges approved in the CPUC decision.

Aerojet also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs, which is included in the Aerojet litigation memorandum account. However, the reimbursement of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  It is management’s intention to offset certain proceeds from the housing development by Aerojet in this area, pursuant to the settlement agreement, against the balance in this litigation memorandum account.  At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from customers or Aerojet.

Pensions and Other Postretirement Obligations:

A regulatory asset has been recorded at December 31, 2013 and 2012 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans have historically been recovered through rates.  As more fully discussed in Note 11, as of December 31, 2013, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $15.2 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

The May 2013 CPUC decision in the water general rate case authorized GSWC to continue using a two-way balancing account for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing account is interest bearing at the current 90-day commercial paper rate. As of December 31, 2013, GSWC has included a $5.1 million under-collection in the two-way pension balancing account. As authorized in the CPUC's final decision on the water rate case, GSWC implemented a twelve-month surcharge to recover balances in this two-way balancing account. Surcharges totaling $1.2 million were billed to customers during 2013 to recover this under-collection.

Low Income Balancing Accounts:

This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15%

discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2013, there is an aggregate $10.0 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.

General Rate Case Memorandum Accounts:

The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of December 31, 2013, there is an aggregate $15.6 million in the general rate case memorandum accounts, $11.5 million of which is for retroactive rate increases effective January 1, 2013 as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case. Surcharges ranging from 12 to 24 months, with the majority being 12 months, have been implemented to recover the retroactive adopted revenues related to the May 2013 CPUC decision.

Other Regulatory Assets:

Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable.  If the CPUC determined that a portion of GSWC’s assets were not recoverable in customer rates, GSWC must determine if it had suffered an asset impairment that would require a write-down in the assets’ valuation.

Refunds to Customers:

CPUC Subpoena

In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects.  The decision provides for refunds to customers totaling $9.5 million to be made over a period of 12-36 months, as well as a reduction in rate-base and other rate adjustments totaling $3.0 million. Refunds totaling $3.1 million and $3.2 million were made to customers during the years ended December 31, 2013 and 2012, respectively.

As a result of the CPUC final decision on this investigation, management does not expect additional refunds to be assessed related to this specific contractor.  However, as part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in further disallowances of costs.  The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently being conducted. At this time, management cannot predict the outcome of these audits or determine the estimated loss or range of loss, if any.

Other Regulatory Matters:

CPUC Rehearing Matter:

In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC’s decision in November 2010, GSWC had recorded a pretax charge of $2.2 million during 2010, which included the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.  In March 2013, GSWC and the Office of Ratepayer Advocates ("ORA") reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. In anticipation of this settlement, GSWC recorded an additional pretax charge of $416,000 in 2012, representing disallowed plant improvement project costs and related revenues earned on those costs that it expects will be refunded to customers based upon the terms of the settlement being discussed. As a result of this settlement, management does not expect any further disallowances related to this matter. The settlement agreement, if approved, would resolve all issues arising from the rehearing.

BVES General Rate Case:

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC.  Included in ORA’s recommendations is a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance to reflect adopted depreciation expense for the years 2009 through 2012 rather than actual depreciation expense as recorded in compliance with GAAP.  ORA also recommends that one-half of deferred rate case costs be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of December 31, 2013, GSWC has a $1.8 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover.   At this time, GSWC does not believe a potential loss is probable. As a result, no provision for loss has been recorded in the financial statements as of December 31, 2013 related to these matters.

In November 2012, GSWC filed a motion to introduce new information regarding the results of a study on mandatory testing of BVES’ transmission and distribution poles to help support BVES' request for approval of additional capital expenditures. The administrative law judge assigned to this GRC re-opened the record to receive additional testimony based on this study, and to conduct additional evidentiary hearings.  ORA challenged the results of the study, and requested that BVES provide additional information.  GSWC and ORA are currently in negotiation discussions to settle this general rate case. A final decision on the rate case is expected in the third quarter of 2014.

Renewables Portfolio Standard:

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

In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”). Under the terms of the agreement, GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period which would be used towards meeting the CPUC’s RPS procurement requirements. In July 2013, the CPUC approved the agreement.  As a result of this agreement, management believes BVES will in compliance with the CPUC's RPS requirements over the next ten years. During 2013, BVES purchased a number of RECs under this agreement, the majority of which have been applied towards the pre-2011 RPS requirements and 2011 through 2013 requirements. GSWC also applied RECs purchased from the Los Angeles County Sanitation District towards the pre-2011 RPS requirements and 2011 through 2013 requirements.  As of December 31, 2013, GSWC has purchased sufficient RECs to be in compliance for all periods through 2013. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2013. In December 2013 GSWC filed a compliance report with the CPUC covering the pre-2011 compliance period, which did not reflect any RPS procurement deficiencies.  GSWC intends to file with the CPUC for the compliance period 2011 through 2013 in August 2014. The cost of these RECs have been included as part of the electric supply cost balancing account as of December 31, 2013.

Cost of Capital Proceeding for Water Regions:

In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding. The decision authorized, among other things, a return on equity ("ROE") of 9.99% and for GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in 2012 GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which was incorporated into 2013 water rates. For the period October 1, 2012 through September 30, 2013, the Moody’s rate increased by 10 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remains unchanged for 2014.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant by major asset class:

	GSWC December 31,		AWR December 31,
(dollars in thousands)	2013	2012	2013	2012
Water
Land	$15,423	$15,357	$15,423	$15,357
Intangible assets	34,001	33,731	34,019	33,750
Source of water supply	75,651	72,020	75,651	72,020
Pumping	147,390	142,586	147,390	142,586
Water treatment	70,947	63,738	70,947	63,738
Transmission and distribution	856,823	796,973	856,823	796,973
General	107,274	103,308	116,346	112,206
	1,307,509	1,227,713	1,316,599	1,236,630
Electric
Transmission and distribution	58,400	56,757	58,400	56,757
Generation	12,547	12,547	12,547	12,547
General (1)	8,413	8,349	8,413	8,349
	79,360	77,653	79,360	77,653

Less — accumulated depreciation	(466,329)	(437,949)	(471,665)	(442,316)
Construction work in progress	56,754	45,720	57,183	45,824
Net utility plant	$977,294	$913,137	$981,477	$917,791

(1)         Includes intangible assets of $1.2 million for studies performed in association with the electricity segment of the Registrant’s operations for the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2013	2012	2013	2012
Intangible assets:
Conservation	24 years	$9,496	$9,496	$9,496	$9,496
Water and service rights (2)	25 years	8,124	8,124	8,695	8,695
Water planning studies	14 years	17,214	16,945	17,214	16,945
Total amortized intangible assets		34,834	34,565	35,405	35,136
Less — accumulated amortization		(22,459)	(20,656)	(22,530)	(20,715)
Intangible assets, net of amortization		$12,375	$13,909	$12,875	$14,421

Intangible assets not subject to amortization (3)		$409	$409	$427	$427

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2013 and 2012.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2013, 2012 and 2011, amortization of intangible assets was $1.9 million, $2.4 million and $2.5 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2014	$2,436
2015	1,962
2016	1,487
2017	1,487
2018	1,487
Total	$8,859

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:

The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2013 and 2012:

(dollars in thousands)	GSWC
Obligation at December 31, 2011	$2,989
Additional liabilities incurred	48
Liabilities settled	(209)
Accretion	190
Obligation at December 31, 2012	$3,018
Additional liabilities incurred	11
Liabilities settled	(126)
Accretion	192
Obligation at December 31, 2013	$3,095

Registrant follows the accounting guidance for asset retirement obligations.  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing this guidance, the cumulative effect of the adoption of the authoritative guidance was reflected as a regulatory asset.

Note 4 — Derivative Instruments

GSWC’s BVES division purchases power at a fixed cost, under purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.  For the most recent purchased power contract, which expired in November 2013, the CPUC authorized GSWC to establish a regulatory asset and liability memorandum account to offset the entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contract were deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracked the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses did not impact GSWC’s earnings.
As a result of the expiration of this purchase power contract, there was no cumulative unrealized gain or loss in the memorandum account at December 31, 2013.  In June 2013, GSWC filed with the CPUC for approval of a new purchase power master agreement which, if approved, would enable GSWC to purchase 12 megawatts of base load energy at a fixed-price which will be negotiated upon CPUC approval of the agreement. The filing also requested a regulatory asset and liability memorandum account for the new contract to offset the entries required by the accounting guidance on derivatives, as discussed above. BVES is currently purchasing energy based on month-to-month purchased power contracts, pending approval of the new purchase power master agreement.
As previously discussed in Note 1, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
 The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2013 and 2012.

(dollars in thousands)	2013	2012
Balance, at beginning of the period	$(3,060)	$(7,611)
Unrealized gain on purchased power contracts	3,060	4,551
Balance, at end of the period	$—	$(3,060)

Note 5 — Military Privatization

Each Military Utility Privatization Subsidiary has entered into a service contract with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace the water and/or wastewater systems at a military base or bases. The amounts charged by each Military Utility Privatization Subsidiary for these services are based upon the terms of the 50-year contract between the Military Utility Privatization Subsidiary and the U.S. government. Under the terms of each of these agreements, the Military Utility Privatization Subsidiaries agreed to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewals and replacements.  Under the terms of each of these contracts, prices are to be redetermined at the end of the initial two year period and every three years thereafter. In addition, these contracts may also include firm, fixed-priced initial capital upgrade projects to upgrade the existing infrastructure.
Prices may be equitably adjusted for changes in law and other circumstances.  These adjustments can be retrospective and/or prospective.  The Military Utility Privatization Subsidiaries have experienced delays in obtaining price redeterminations as required by the terms of these contracts. Interim rate increases have, at times, been implemented pending the outcome of these price redeterminations. In addition, contract modifications may be issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the applicable Military Utility Privatization Subsidiary.
The receivable from the U.S. government represents amounts billed to the U.S. government that have not yet been collected.  Unbilled receivables from the U.S. government represent revenue recognized on completed construction work but not yet billed pursuant to the terms of the 50-year contracts with the U.S. government that are expected to be billed.
The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized for renewal and replacement work. Costs and estimated earnings on uncompleted contracts and amounts due from the U.S. government as of December 31, 2013 and 2012 are as follows:

(dollars in thousands)	2013	2012
Revenues (costs and estimated earnings) recognized on uncompleted contracts	$78,741	$62,902
Less: Billings to date	(32,262)	(37,335)
	$46,479	$25,567

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,331	$38,139
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,852)	(12,572)
	$46,479	$25,567
Receivables from the U.S. government:
Billed receivables from the U.S. government	$7,106	$12,913
Unbilled receivables from the U.S. government	3,104	4,535
Less: allowance for doubtful accounts	—	(8)
Total	$10,210	$17,440

Note 6 — Earnings Per Share and Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to stock options and restricted stock units that earn dividend equivalents on an equal basis with AWR’s common shares that have been issued under AWR’s 2000 and 2008 employee plans and the 2003 and 2013 directors plans. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

 The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating basic net income per share reflecting the two-for-one stock split effective September 3, 2013:

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Net income from continuing operations	$62,686	$54,148	$42,010
Net income from discontinued operations	—	—	3,849
Net income	62,686	54,148	45,859
Less: (a) Distributed earnings to common shareholders	29,366	24,129	20,563
Distributed earnings to participating securities	171	171	140
Undistributed earnings	33,149	29,848	25,156

(b) Undistributed earnings allocated to common shareholders	32,958	29,638	24,985
Undistributed earnings allocated to participating securities	191	210	171
Total income available to common shareholders, basic (a)+(b)	$62,324	$53,767	$45,548

Weighted average common shares outstanding, basic	38,639	37,998	37,386

Basic earnings per common share:
Income from continuing operations	$1.61	$1.42	$1.12
Income from discontinued operations	—	—	0.10
Net Income	$1.61	$1.42	$1.22

Diluted EPS is based upon the weighted average number of common shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 employee plans, and the 2003 and 2013 directors plans, and net income. At December 31, 2013, there were 264,596 stock options outstanding under these Plans. At December 31, 2013, there were also 237,956 restricted stock units outstanding including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average common shares outstanding for calculating diluted net income per share reflecting the two-for-one stock split effective September 3, 2013:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Common shareholders earnings, basic	$62,324	$53,767	$45,548
Undistributed earnings for dilutive stock options	191	210	171
Total common shareholders earnings, diluted	$62,515	$53,977	$45,719

Weighted average common shares outstanding, basic	38,639	37,998	37,386
Stock-based compensation (1)	230	264	288
Weighted average common shares outstanding, diluted	38,869	38,262	37,674
Diluted earnings per common share
Income from continuing operations	$1.61	$1.41	$1.11
Income from discontinued operations	—	—	0.10
Net income	$1.61	$1.41	$1.21

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 264,596 stock options and 237,956 restricted stock units, including performance awards, at December 31, 2013 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2013, 2012 and 2011 AWR issued common shares totaling 114,821, 77,038 and 138,868, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 2000 and 2008 employee plans and the 2003 and 2013 directors plans. As of December 31, 2013, there are 1,055,948 and 387,300 common shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.   In addition, during the years ended December 31, 2013, 2012 and 2011, AWR issued 131,448, 819,400 and 177,426 common shares for approximately $2,111,000, $13,295,000 and $2,350,000, respectively, as a result of the exercise of stock options.  During 2013, 2012 and 2011, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

During the years ended December 31, 2013, 2012 and 2011, AWR repurchased common shares in the open market of 598,573, 1,351,934 and 882,820, respectively, under AWR’s DRP and 401(k) Plan, which were used to satisfy the requirements of these plans and programs.

In August 2012, AWR filed a Registration Statement with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2013, $115 million was available for issuance of additional securities under this registration statement.  This Registration Statement expires in August 2015.

GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $371.9 million was available to pay dividends to AWR as of December 31, 2013. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $29.4 million, $10.2 million and $20.0 million were paid to AWR by GSWC during the years ended December 31, 2013, 2012 and 2011, respectively.  ASUS paid a dividend of $6.7 million to AWR in 2012.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $238.4 million was available to pay dividends to AWR’s shareholders at December 31, 2013. Approximately $203.9 million was available for GSWC to pay dividends to AWR at December 31, 2013. Approximately $29.0 million was available for ASUS to pay dividends to AWR at December 31, 2013.

Note 8 — Bank Debt

AWR has access to a syndicated credit facility which was amended on May 23, 2013 to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by AWR, and update certain representations and covenants in the credit agreement.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $18.1 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $440,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power; (iv) a $7.2 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (v) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and, (vi) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In August 2013, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2013, Moody's Investor Service affirmed its 'A2' rating with a stable outlook for GSWC.

At December 31, 2013, there were no borrowings outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2013	2012	2011
Balance Outstanding at December 31,	$—	$—	$2,000
Interest Rate at December 31,	0.82%	1.41%	1.51%
Average Amount Outstanding	$—	$885	$25,713
Weighted Average Annual Interest Rate	1.02%	1.49%	1.46%
Maximum Amount Outstanding	$—	$6,000	$64,900

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2013, 2012 and 2011, AWR was in compliance with these requirements. As of December 31, 2013, AWR had an interest coverage ratio of 7.18 times interest expense, a debt ratio of 0.42 to 1.00 and a debt rating of A+ by S&P.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

As of December 31, 2013, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.  This Registration Statement expires in November 2014.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2013, GSWC had an interest coverage ratio of over four times interest expense.

On October 1, 2012, GSWC redeemed its $8,000,000, 7.55% Medium-Term Notes, Series B.  The Notes, which were due 2025, were redeemed at a price of 101.133% of the outstanding principal amount of the Notes, plus accrued and unpaid interest through October 1, 2012, for a total redemption price of $8.3 million. The redemption costs associated with these notes are expected to be recovered in customer rates and therefore, have been deferred and will be amortized as provided in GSWC’s cost of capital proceedings.

Certain long-term debt issues outstanding as of December 31, 2013 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. With the exception of the 9.56% Notes and Senior Notes issued to Co-Bank, the redemption premiums in effect for 2013 range up to 0.383% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  Through 2013, GSWC has received a total of $8.6 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt in accordance with the terms of the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan was approved by the CPUC and implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC. As of December 31, 2013, GSWC has issued a total of $7.2 million in letters of credit to CDPH.

Annual maturities of all long-term debt, including capitalized leases, are as follows for each fiscal year through December 31, 2018 and thereafter (in thousands):

Maturity as of December 31,
2014	$6,298
2015	290
2016	309
2017	327
2018	321
Thereafter	324,832
Total	$332,377

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements.  The most significant items are the tax effects of accelerated depreciation, certain regulatory balancing accounts and advances for, and contributions in aid of construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

GSWC is included in AWR’s consolidated federal income tax and combined California state franchise tax returns.  California unitary apportionment provides a benefit or detriment to AWR’s state taxes, depending on a combination of the profitability of AWR’s non-California activities as well as the proportion of its California sales to total sales. Consistent with the method adopted for regulatory purposes, GSWC’s tax expense is computed as if GSWC were autonomous and files separate returns. Given that all of GSWC’s activities are conducted within California, GSWC’s state tax expense does not reflect apportionment of its income.

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

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2013 and 2012 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2013	2012	2013	2012
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes	$1,049	$1,649	$1,049	$1,649
Regulatory-liability-related: California Corp Franchise Tax	4,337	3,690	4,337	3,690
Other non-property-related	2,005	2,609	1,543	2,151
Contributions and advances	8,655	9,443	8,655	9,443
	$16,046	$17,391	$15,584	$16,933
Deferred tax liabilities:
Fixed assets	$(131,534)	$(121,802)	$(131,548)	$(121,881)
Regulatory-asset-related: depreciation and other	(21,575)	(21,754)	(21,575)	(21,754)
Other property-related	(155)	(152)	(155)	(151)
Balancing and memorandum accounts	(6,663)	(1,020)	(6,663)	(1,020)
Deferred charges	(6,064)	(6,632)	(6,064)	(6,632)
	(165,991)	(151,360)	(166,005)	(151,438)
Accumulated deferred income taxes - net	$(149,945)	$(133,969)	$(150,421)	$(134,505)

The current and deferred components of income tax expense from continuing operations are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Current
Federal	$13,741	$15,585	$9,107
State	5,930	5,273	7,108
Total current tax expense	$19,671	$20,858	$16,215
Deferred
Federal	$14,769	$13,088	$15,189
State	1,343	1,999	(1,328)
Total deferred tax expense	16,112	15,087	13,861
Total income tax expense from continuing operations	$35,783	$35,945	$30,076

	GSWC
	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Current
Federal	$10,768	$7,957	$5,246
State	6,315	3,830	6,920
Total current tax expense	$17,083	$11,787	$12,166
Deferred
Federal	$14,691	$12,670	$15,118
State	1,360	2,043	(1,313)
Total deferred tax expense	16,051	14,713	13,805
Total income tax expense	$33,134	$26,500	$25,971

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2013	2012	2011
Federal taxes on pretax income at statutory rate	$34,464	$31,533	$25,230
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	5,111	4,957	3,781
Flow-through on fixed assets	646	636	1,026
Flow-through on pension costs	612	10	254
Flow-through on removal costs	(2,141)	(943)	(281)
Domestic production activities deduction	(2,944)	(553)	(277)
Investment tax credit	(91)	(91)	(91)
Other – net	126	396	434
Total income tax expense from continuing operations	$35,783	$35,945	$30,076
Pretax income from continuing operations	$98,469	$90,093	$72,086
Effective income tax rate	36.3%	39.9%	41.7%

	GSWC Year Ended December 31,
(dollars in thousands, except percent)	2013	2012	2011
Federal taxes on pretax income at statutory rate	$28,622	$23,002	$21,278
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	5,372	4,048	3,707
Flow-through on fixed assets	646	636	1,026
Flow-through on pension costs	612	10	254
Flow-through on removal costs	(2,141)	(943)	(281)
Domestic production activities deduction	(1,316)	(553)	(277)
Investment tax credit	(91)	(91)	(91)
Other – net	1,430	391	355
Total income tax expense	$33,134	$26,500	$25,971
Pretax income	$81,776	$65,720	$60,793
Effective income tax rate	40.5%	40.3%	42.7%

AWR and GSWC had no unrecognized tax benefits at December 31, 2013, 2012 and 2011.

Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”

At December 31, 2013, AWR and GSWC included $757,000 and $704,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR and GSWC recognized $99,000 and $21,000, respectively, of interest income from taxing authorities during the year ended December 31, 2013.  At December 31, 2012, AWR and GSWC included $2,838,000 and $2,775,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $473,000 and $461,000 respectively, of interest income from taxing authorities during the year ended December 31, 2012.  At December 31, 2011, AWR and GSWC included $2,364,000 and $2,314,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $121,000 and $102,000, respectively, of interest income from taxing authorities during the year ended December 31, 2011.

At December 31, 2013, 2012 and 2011, Registrant had no significant accruals for income-tax-related penalties and did not recognize any significant income-tax-related penalties during the years ended December 31, 2013, 2012 and 2011.

Registrant files federal and various state income tax returns.  During 2012, the Congressional Joint Committee of Taxation completed, without exception, its review of the Internal Revenue Service’s (“IRS’s”) report sustaining refund claims filed for the years 2002-2004 in connection with the IRS’s examination of AWR’s implementation of a consent to change an accounting method (“Consent”). The IRS processed and issued the refunds in 2013.

AWR’s 2007-2008 and 2010-2012 tax years remain subject to examination by the IRS. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2008 tax years, also in connection with the Consent. During 2012, the California Franchise Tax Board commenced examining these claims. The 2009-2012 tax years remain subject to examination by state taxing authorities.

Changes in Tax Law

In September 2013, the U.S. Treasury Department issued final regulations on the tax treatment of tangible property, including guidance on expensing certain repair and maintenance expenditures.  The regulations are effective for tax years beginning on or after January 1, 2014. Registrant’s current tax treatment of tangible property continues to be permitted; however, Registrant is evaluating its water-pipeline tax repair-cost method, as well as other tax-method changes pursuant to these regulations. If Registrant were to adopt such guidance, the impact to total income tax expense and the effective tax rate is not expected to be significant.

In January 2013, the American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013.  Although this change in law reduces AWR’s current taxes payable, it does not reduce its total income tax expense or ETR.

Note 11 — Employee Benefit Plans

Pension and Post-Retirement Medical Plans:

Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40 years, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2013, Registrant had 985 participants in the Pension Plan.

In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to new employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan. Registrant's existing 401(k) Investment Incentive Program was amended to include this defined contribution plan.  Under this plan, Registrant provides a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the defined benefit plan.  For the years ended December 31, 2013 and 2012, Registrant contributed $394,000 and $254,000, respectively, to the defined contribution plan.

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

In accordance with the accounting guidance for the effects of certain types of regulation, Registrant has established a regulatory asset for its underfunded position in its pension and post-retirement medical plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year.

The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2013 and 2012:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2013	2012	2013	2012
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$163,230	$146,127	$12,296	$12,448
Service cost	6,967	6,675	407	419
Interest cost	6,907	6,657	439	534
Actuarial loss (gain)	(19,918)	7,759	(1,340)	(657)
Benefits/expenses paid	(4,506)	(3,988)	(414)	(448)
Projected benefit obligation at end of year	$152,680	$163,230	$11,388	$12,296

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$107,638	$92,910	$8,359	$7,916
Actual return on plan assets	17,846	12,599	1,320	736
Employer contributions	6,556	6,117	608	155
Benefits/expenses paid	(4,506)	(3,988)	(414)	(448)
Fair value of plan assets at end of year	$127,534	$107,638	$9,873	$8,359

Funded Status:
Net amount recognized as accrued pension cost	$(25,146)	$(55,592)	$(1,515)	$(3,937)

	Pension Benefits		Post-Retirement Medical Benefits
(in thousands)	2013	2012	2013	2012
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(25,146)	(55,592)	(1,515)	(3,937)
Net amount recognized	$(25,146)	$(55,592)	$(1,515)	$(3,937)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$417	$837
Prior service cost (credit)	285	404	(433)	(633)
Net (gain) loss	15,581	48,648	(3,159)	(889)
Regulatory assets (liabilities)	15,866	49,052	(3,175)	(685)
Unfunded accrued pension cost	9,280	6,540	4,690	4,622
Net liability recognized	$25,146	$55,592	$1,515	$3,937

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$49,052	$50,505	$(685)	$570
Net loss (gain)	(30,190)	1,700	(2,278)	(1,036)
Amortization of initial net obligation	—	—	(419)	(419)
Amortization of prior service (cost) credit	(118)	(118)	200	200
Amortization of net gain (loss)	(2,878)	(3,035)	7	—
Total change in regulatory asset	(33,186)	(1,453)	(2,490)	(1,255)
Regulatory asset (liability) at end of year	$15,866	$49,052	$(3,175)	$(685)

Net periodic pension costs	$9,296	$9,945	$676	$815
Change in regulatory asset	(33,186)	(1,453)	(2,490)	(1,255)
Total recognized in net periodic pension cost and regulatory asset (liability)	$(23,890)	$8,492	$(1,814)	$(440)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$(418)	$(419)
Prior service (cost) credit	$(118)	$(118)	$200	$200
Net gain (loss)	$(29)	$(2,846)	$262	$—

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$152,680	$163,230	$11,388	$12,296
Accumulated benefit obligation	$131,580	$138,230	N/A	N/A
Fair value of plan assets	$127,534	$107,368	$9,873	$8,359

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.10%	4.30%	4.65%	3.75%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2013, 2012 and 2011 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$6,967	$6,675	$5,624	$407	$419	$391
Interest cost	6,907	6,657	6,524	439	534	549
Expected return on plan assets	(7,574)	(6,540)	(6,349)	(382)	(357)	(298)
Amortization of transition	—	—	—	419	419	419
Amortization of prior service cost (credit)	118	118	118	(200)	(200)	(200)
Amortization of actuarial (gain) loss	2,878	3,035	1,242	(7)	—	—
Net periodic pension cost under accounting standards	$9,296	$9,945	$7,159	$676	$815	$861
Regulatory adjustment - deferred	(1,920)	(2,305)	(209)	—	—	—
Total expense recognized, before allocation to overhead pool	$7,376	$7,640	$6,950	$676	$815	$861

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.30%	4.65%	5.55%	3.75%	4.45%	5.20%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2013, 2012 and 2011.

Regulatory Adjustment:

As previously discussed in Note 2, the CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water regions and the general office and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2013, 2012 and 2011, GSWC’s actual expense under the accounting standard was greater than the amounts included in customer rates by $1.9 million, $2.3 million and $209,000, respectively.  This under-collection has been recorded in the two-way pension balancing account included in regulatory assets. As of December 31, 2013, the pension balancing account totaled $5.1 million included in regulatory assets.

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2013 and 2012.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

Plan Assets:

The assets of the pension and post-retirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committee (the “Committee”) for the pension and post-retirement medical funds, which has oversight responsibility for all retirement plans.  The primary objectives underlying the investment of the pension and post-retirement plan assets are: (i) attempt to maintain a fully funded status with a cushion for unexpected developments, possible future increases in expense levels, and/or a reduction in the expected return on investments; (ii) seek to earn long-term returns that compare favorably to appropriate market indexes, peer group universes and the policy asset allocation index; (iii) seek to provide sufficient liquidity to pay current benefits and expenses; (iv) attempt to limit risk exposure through prudent diversification, and (v) seek to limit costs of administering and managing the plans.

The Committee recognizes that risk and volatility are present to some degree with all types of investments.  High levels of risk may be avoided through diversification by asset class, style of each investment manager and sector and industry limits.  Investment managers are retained to manage a pool of assets and allocate funds in order to achieve an appropriate, diversified and balanced asset mix. The Committee’s strategy balances the requirement to maximize returns using potentially higher return generating assets, such as equity securities, with the need to control the risk of its benefit obligations with less volatile assets, such as fixed income securities.

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2013 and 2012, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2013	2012	2013	2012
Actual Asset Allocations:
Equity securities	61%	60%	61%	61%
Debt securities	37%	39%	38%	38%
Cash equivalents	2%	1%	1%	1%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2013 and 2012.

Target Asset Allocations for 2014:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2013 and 2012:

	Fair Value as of December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,096	—	—	$2,096
Fixed income securities	47,627	—	—	47,627
Equity securities:
U.S. small cap stocks	6,576	—	—	6,576
U.S. mid cap stocks	13,119	—	—	13,119
U.S. large cap stocks	39,280	—	—	39,280
International funds	12,501	—	—	12,501
Real estate funds	6,335	—	—	6,335
Total equity securities	77,811	—	—	77,811
Total investments measured at fair value	$127,534	—	—	$127,534

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$142	—	—	$142
Fixed income	3,731	—	—	3,731
U.S. equity securities (large cap stocks)	6,000	—	—	6,000
Total investments measured at fair value	$9,873	—	—	$9,873

	Fair Value as of December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$1,721	—	—	$1,721
Fixed income securities	41,590	—	—	41,590
Equity securities:
U.S. small cap stocks	5,396	—	—	5,396
U.S. mid cap stocks	10,722	—	—	10,722
U.S. large cap stocks	31,966	—	—	31,966
International funds	10,797	—	—	10,797
Real estate funds	5,446	—	—	5,446
Total equity securities	64,327	—	—	64,327
Total investments measured at fair value	$107,638	—	—	$107,638

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$65	—	—	$65
Fixed income	3,192	—	—	3,192
U.S. equity securities (large cap stocks)	5,102	—	—	5,102
Total investments measured at fair value	$8,359	—	—	$8,359

Plan Contributions:

During 2013, Registrant contributed $6.6 million and $608,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute at least $6.3 million to its pension in 2014.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2013 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2014	$4,971	$483
2015	5,447	558
2016	5,929	630
2017	6,513	713
2018	7,094	814
Thereafter	45,594	5,057
Total	$75,548	$8,255

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.20% (net of income taxes) for the non-union plan portion of the post retirement plan.
Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2013, health care cost increases started at 7.8% grading down to 6.3% in 10 years for those under age 65, and at 7.0% grading down to 5.7% in 10 years for those 65 and over.  In 2012, health care cost increases started at 8.0% grading down to 7.2% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  In 2011, health care cost increases started at 8.0% grading down to 6.5% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$99	$(85)
Effect on post-retirement benefit obligation	$1,243	$(1,083)

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

therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2013, the balance in the Rabbi Trust totaled $6.8 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2013 and 2012.

	Fair Value as of December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$27	—	—	$27
Fixed income securities	2,587	—	—	2,587
Equity securities	4,202	—	—	4,202
Total investments measured at fair value	$6,816	—	—	$6,816

	Fair Value as of December 31, 2012
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$116	—	—	$116
Fixed income securities	1,878	—	—	1,878
Equity securities	2,822	—	—	2,822
Total investments measured at fair value	$4,816	—	—	$4,816

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2013 and 2012:

(dollars in thousands)	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$12,406	$10,604
Service cost	803	731
Interest cost	514	488
Actuarial (gain) loss	(1,198)	803
Benefits paid	(229)	(220)
Benefit obligation at end of year	$12,296	$12,406
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued cost	$(12,296)	$(12,406)

(in thousands)	2013	2012
Amounts recognized on the balance sheets:
Current liabilities	$(230)	$(317)
Non-current liabilities	(12,066)	(12,089)
Net amount recognized	$(12,296)	$(12,406)
Amounts recognized in regulatory assets consist of:
Prior service cost	$314	$475
Net loss	2,172	3,709
Regulatory assets	2,486	4,184
Unfunded accrued cost	9,810	8,222
Net liability recognized	$12,296	$12,406

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$4,184	$3,848
Net (gain) loss	(1,199)	805
Amortization of prior service credit	(161)	(161)
Amortization of net loss	(338)	(308)
Total change in regulatory asset	(1,698)	336
Regulatory asset at end of year	$2,486	$4,184

Net periodic pension cost	$1,817	$1,687
Change in regulatory asset	(1,698)	336
Total recognized in net periodic pension and net income	$119	$2,023

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service cost	$(161)	$(161)
Net loss	(139)	(339)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$12,296	$12,406
Accumulated benefit obligation	10,116	9,601
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.05%	4.20%
Rate of compensation increase	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2013, 2012 and 2011 are as follows:

(dollars in thousands, except percent)	2013	2012	2011
Components of Net Periodic Benefits Cost:
Service cost	$803	$731	$600
Interest cost	514	488	464
Amortization of prior service cost	161	161	161
Amortization of net loss	339	307	134
Net periodic pension cost	$1,817	$1,687	$1,359

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.20%	4.65%	5.55%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2013 for the next ten years are as follows (in thousands):

2014	$230
2015	383
2016	394
2017	466
2018	570
Thereafter	4,115
Total	$6,158

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.9 million for each of the years ended December 31, 2013, 2012 and 2011. In 2011, this program was amended to incorporate the defined contribution plan previously discussed.

Affordable Care Act:

In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until 2015. Registrant’s health care plan meets the current requirements of the Affordable Care Act for the majority of its employees. Registrant is evaluating alternatives to address those employees for which the plan may not currently meet the requirements. Registrant continues to assess the impact of the Affordable Care Act on its health care benefit costs, but does not expect it to have a material impact in the near future on the Registrant's consolidated financial position, results of operations or cash flows.

Note 12 — Stock-Based Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has four stock incentive plans: the 2000 and 2008 employee plans for its employees, and the 2003 and 2013 directors plans for directors, each more fully described below.

2000 and 2008 Employee Plans — AWR adopted the 2000 and 2008 employee plans to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of shareholders generally.  The 2008 Employee Plan also provides for the grant of performance awards. No additional grants may be made under the 2000 employee plan.

For stock options, Registrant’s Compensation Committee of the Board of Directors (“Compensation Committee”) determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire ten years from the date of grant, vest over a period of three years and are subject to earlier termination as provided in the form of option agreement approved by the Compensation Committee. The option price per share is determined by the Compensation Committee at the time of grant, but may not be less than the fair market value of common shares on the date of grant.

For restricted stock unit awards, the Compensation Committee determines the specific terms, conditions and provisions relating to each restricted stock unit. Each employee who has been granted a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. In general, time-vested restricted stock units vest over a period of three years.  Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one common share.

The Compensation Committee also has the authority to determine the size, number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  The grant and or vesting of the performance awards are contingent, in whole or in part, upon the attainment of specified performance criteria or the occurrence of any event or events involving a change in control event, death or total disability as the Compensation Committee may determine.  In its discretion, the Compensation Committee may grant dividend equivalent rights on performance awards upon the terms and conditions set forth in the award agreement. Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. Each employee who has been granted a performance award is entitled to dividend equivalent rights in the form of additional restricted stock units until payment of the performance award.

2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. No more grants may be made under the 2003 directors plan.

Commencing in 2009, non-employee directors have received restricted stock units equal to two times the annual retainer. One-third of the restricted stock units granted in 2009-2012 are payable to each non-employee director at the earlier of the first, second and third anniversaries of the date of grant and the date of termination of service as a director.  Each non-employee director is entitled to receive restricted stock units granted after 2012 ninety days after the grant date. Restricted stock units credited to each non-employee director’s restricted stock unit account are at all times fully vested and non-forfeitable.

The stock options granted under the 2003 directors plan are nonqualified stock options which must be exercised within ten years after the date of grant. The exercise price of the stock options is equal to the fair market value of common shares on the date of grant. Stock options granted under the 2003 directors plan are fully vested and exercisable upon the date of grant.  Restricted stock units with respect to dividend equivalent rights on stock options credited to the non-employee director are payable in common shares on the earlier of the date on which the stock option is exercised and three years from the date of grant of the stock option. No stock options have been granted to directors since AWR’s 2006 annual meeting and no stock options may be granted to directors under the 2013 directors plan.

All stock options, restricted stock units and performance awards have been granted with dividend equivalent rights payable in the form of additional restricted stock units.

Recognition of Compensation Expense

Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Immediate vesting does occur if the employee is at least 55 years old and the sum of the employee’s age and years of employment is equal to or greater than 75. Registrant assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.

The following table presents share-based compensation expenses for the years ended December 31, 2013, 2012 and 2011.  These expenses resulting from stock options, restricted stock units and performance awards are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2013	2012	2011	2013	2012	2011
Stock-based compensation related to:
Stock options	$9	$150	$302	$8	$147	$307
Restricted stock units	1,507	1,729	1,218	1,266	1,468	1,038
Performance awards	493	52	—	373	52	—
Total stock-based compensation expense	$2,009	$1,931	$1,520	$1,647	$1,667	$1,345

Equity-based compensation cost, capitalized as part of utility plant for the years ended December 31, 2013, 2012 and 2011 was $334,000, $259,000 and $247,000, respectively, for both AWR and GSWC.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 and 2008 employee plans vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  Time-vesting restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, and are distributed at the end of the performance period if the performance criteria set forth in the award agreement are satisfied.

Stock Options — Registrant estimated the fair value of stock options granted during the year ended December 31, 2011 using the Black-Scholes valuation model. There were no stock options granted during the year ended December 31, 2013 or 2012. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Registrant’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Registrant’s expected annual dividend yield. Registrant believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of Registrant’s stock options granted during the years ended December 31, 2011. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of each option grant during the year ended December 31, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2011
Weighted-average fair value of option granted	$7.15
Risk-free interest rate	2.48%
Expected annual dividend yield	3.04%
Expected volatility factor	28.98%
Expected option term (in years)	5

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

A summary of stock option activity as of December 31, 2013 and changes during the year ended December 31, 2013, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	403,158	$16.72
Granted	—	—
Exercised	(131,448)	16.06
Forfeited or expired	(7,114)	13.13
Options outstanding at December 31, 2013	264,596	$17.16	3.75	$3,060,764
Options exercisable at December 31, 2013	264,545	$17.16	3.75	$3,060,166

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the common shares on the last trading day of the 2013 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2013.  This amount changes if the fair market value of the common shares changes. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $1,402,000, $4,125,000 and $766,000, respectively.

During the years ended December 31, 2013, 2012 and 2011, Registrant received approximately $2.1 million, $13.3 million and $2.4 million, respectively, in cash proceeds from the exercise of its stock options and realized approximately $1,026,000, $890,000 and $336,000, respectively, of tax benefit for the tax deduction from awards exercised. As of December 31, 2013, an immaterial amount of total unrecognized compensation cost related to outstanding stock options will be recognized in 2014.

Restricted Stock Units — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s common shares and are valued based on the fair market value of AWR's common shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of common shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2013	287,510	$16.97
Granted	61,312	26.14
Vested	(148,522)	17.93
Forfeited	(3,264)	20.78
Restricted share units at December 31, 2013	197,036	$19.04

As of December 31, 2013, there was approximately $825,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.82 years.

Performance Awards – During the years ended December 31, 2013 and 2012, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's common shares if specified performance goals are met over the performance period specified in the grant (generally three years), subject to certain exceptions through the performance period. Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against the performance goals, which generally consist of the following metrics: 25% of the performance awards earned are based on AWR's total shareholder return (TSR) compared to the TSR for a specific peer group of eight other investor-owned water companies (a market-based condition), and 75% of the performance awards will either be earned based on GSWC operating expense control criteria for GSWC's officers or ASUS cumulative net earnings for ASUS officers (performance-based conditions). A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2013	11,822	$18.37
Granted	33,024	27.37
Vested	(3,926)	18.42
Performance awards at December 31, 2013	40,920	$25.63
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based conditions. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's stock at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. As of December 31, 2013, $493,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period ranging from 1.1 to 2.2 years.

Restricted Stock - AWR has no restricted stock outstanding as of December 31, 2013.

Note 13 - Commitments

GSWC’s Water Supply:

GSWC obtains its water supply from its operating wells and purchases from others, principally member agencies of the Metropolitan Water District of Southern California (“MWD”). MWD is a public agency and quasi-municipal corporation created in 1928 by a vote of the electorates of several Southern California cities. MWD’s primary purpose was and is to provide a supplemental supply of water for domestic and municipal uses and purposes at wholesale rates to its member public agencies.  GSWC has connections to MWD’s water distribution facilities and those of other member water agencies. MWD’s principal sources of water are the State Water Project and the Colorado River.

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.6 million as of December 31, 2013.  Included in the $5.6 million is a remaining commitment of $3.5 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining $2.1 million are commitments for purchased water with a third party which expire through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2013 are as follows (in thousands):

2014	$331
2015	331
2016	331
2017	331
2018	331
Thereafter	3,971
Total	$5,626

Bear Valley Electric:

Through November 2013, GSWC purchased a portion of its power from Shell Energy North America (US), LP (“Shell”) at a fixed cost. The main product under the contract with Shell provided for 13 megawatts ("MWs") of electric energy at an average fixed-price of $67.15 per megawatt hour ("MWh") from January 1, 2009 through November 30, 2013. The contract also provided for additional electric energy during certain months of the year to meet peak demands at an average fixed-price of $66.40 per MWh beginning January 1, 2009 through December 31, 2011.  For the years ended December 31, 2013, 2012 and 2011, GSWC purchased approximately $7.1 million, $7.8 million and $9.0 million, respectively, under the fixed-price products of the Shell contract.  The purchased power agreement with Shell expired in November 2013. The Company is currently purchasing energy on the spot market and/or through month-to-month purchase contracts.

In January 2012, GSWC executed a purchase power master agreement with EDF Trading North America, LLC (“EDF”). The agreement is subject to CPUC approval and, if approved, would enable GSWC to purchase from EDF 12 MWs of base load energy at a fixed-price to be negotiated upon CPUC approval of the master agreement. GSWC filed for approval of the agreement with the CPUC in 2013 and also requested a regulatory asset and liability memorandum account for the EDF contract to offset the entries required by the accounting guidance on derivatives, similar to the memorandum account for the Shell agreement.

The minimum load at GSWC’s BVES customer service area has been approximately 11 MWs. The average winter load has been 20 MWs with a winter peak of 45 MWs when the snowmaking machines at the ski resorts are operating.  In addition to the purchased power contracts, GSWC buys additional energy to meet demand on the spot market. GSWC owns a natural gas-fueled 8.4 MW generation facility that became commercially operational in 2005, which assists GSWC in meeting demand.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2013, 2012 and 2011, Registrant’s consolidated rent expense was approximately $2,982,000, $3,098,000 and $2,900,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2013 are as follows (in thousands):

2014	$2,267
2015	1,226
2016	1,124
2017	929
2018	654
Thereafter	1,621
Total	$7,821

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Note 14 - Contingencies

GSWC Destruction of Well:

On September 12, 2013, GSWC contractors discovered methane gas and water flowing from one of GSWC's out-of-service wells which was in the process of being destroyed. As a precaution, residents and businesses near the well site were evacuated. On September 25, 2013, residents were allowed to return to their homes. The costs incurred to cap the well and stop the flow of water and methane gas have been recorded as cost of removal. Disruption of business claims and costs incurred to relocate residents have not been significant and have been expensed as incurred during 2013. Although GSWC believes the measures taken to stop the flow of water and gas have been effective and the capping of the well is substantially complete, at this time, management is unable to predict whether any other claims will be filed against GSWC as a result of this unusual well situation.

Barstow Perchlorate Contamination:

On March 8, 2013, GSWC was served with four toxic tort lawsuits arising out of the November 19, 2010 detection of perchlorate in one of GSWC’s active production wells in the Barstow service area. The plaintiffs asserted that they were affected by the perchlorate and sought punitive and compensatory damages. In August 2013, GSWC filed a motion for summary judgment on the basis that GSWC has complied with the rules and regulations of the CPUC regarding its compliance with the safe drinking water standards. On October 23, 2013, the judge granted GSWC's motion for summary judgment and dismissed the lawsuits. The plaintiffs did not appeal this decision.

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

In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, CMWD passed resolutions authorizing the establishment of a Community Facilities District, an entity authorized pursuant to the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”) and to issue bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC has filed a petition in the Superior Court, Ventura County which, among other things, challenges the legality of CMWD’s effort  to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action. They contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether a later lawsuit would be permitted, the Court granted the motion for class certification.  At this time, GSWC is unable to predict the outcome of the pending Mello-Roos action, which is scheduled for decision in the second quarter of 2014. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation:

Chadron Plant: GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent monitoring results show gasoline has been reduced to a sheen on top of the groundwater surface. Testing has recently been conducted to determine if alternative remediation will be effective in reducing the contamination further.  As of December 31, 2013, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of December 31, 2013, GSWC has an accrued liability for the estimated additional cost of $1.0 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Other Litigation:

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, professional and general liability and workers’ compensation claims incurred in the ordinary course of business. Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings, but does not believe the impact, if any, would be material.

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2013, GSWC has unconditional purchase obligations for capital projects of approximately $25.6 million.

Note 16 - Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

All activities of GSWC are geographically located within California.  The operating activities of Chaparral City Water Company ("CCWC") have been included in discontinued operations as described in Note 19.  All activities of CCWC were located in the state of Arizona. GSWC and CCWC are rate-regulated utilities.

Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment. The utility plants are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude government-funded capital expenditures for ASUS, property installed by developers and conveyed to GSWC and through May 31, 2011 for CCWC.

	As Of And For The Year Ended December 31, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$320,131	$38,409	$113,537	$—	$472,077
Operating income (loss)	95,932	6,411	16,737	(8)	119,072
Interest expense, net	20,236	1,436	264	(228)	21,708
Utility Plant	936,386	40,908	4,183	—	981,477
Depreciation and amortization expense (1)	36,636	2,316	1,138	—	40,090
Income tax expense/(benefit)	30,679	2,455	4,911	(2,262)	35,783
Capital additions	94,581	2,124	674	—	97,379

	As Of And For The Year Ended December 31, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$305,898	$37,033	$123,977	$—	$466,908
Operating income (loss)	78,104	8,501	24,608	(119)	111,094
Interest expense, net	19,783	1,533	179	(63)	21,432
Utility Plant	871,756	41,381	4,654	—	917,791
Depreciation and amortization expense (1)	37,905	2,292	1,188	—	41,385
Income tax expense	24,231	2,269	9,437	8	35,945
Capital additions	62,500	4,331	1,273	—	68,104

	As Of And For The Year Ended December 31, 2011
	GSWC		CCWC	ASUS	AWR		Consolidated
(dollars in thousands)	Water	Electric	Water	Contracts	Parent		AWR
Operating revenues	$300,450	$36,275	$—	$83,188	$—		$419,913
Operating income (loss) (2)	77,017	6,661	(356)	11,855	(73)		95,104
Interest expense, net	20,990	1,501	—	372	(41)		22,822
Utility Plant	852,264	39,681	—	4,555	—		896,500
Depreciation and amortization expense (1)	35,450	2,011	—	888	—		38,349
Income tax expense/(benefit)	24,151	1,820	(145)	4,431	(181)		30,076
Income from discontinued operations, net of tax (3)	—	—	1,612	—	2,237	(4)	3,849
Capital additions	73,991	4,447	—	1,843	—		80,281

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2013	2012	2011
Total utility plant	$981,477	$917,791	$896,500
Other assets	328,706	363,152	341,862
Total consolidated assets	$1,310,183	$1,280,943	$1,238,362

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $877,000, $1.8 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)      Operating income (loss) includes CCWC’s allocated corporate overhead costs that are now primarily at GSWC.
(3)         In accordance with the accounting guidance relating to assets held for sale, Registrant did not record depreciation expense for CCWC in 2012.
(4)        Included in discontinued operations for the year ended December 31, 2011 are direct transaction costs of $449,000 ($217,000 after tax) for legal and consulting services in connection with the sale of CCWC.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2013, 2012 and 2011 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2013	2012	2011
Balance at beginning of year	$1,228	$1,048	$1,051
Provision charged to expense	1,145	1,710	938
Accounts written off, net of recoveries	(1,186)	(1,530)	(941)
Balance at end of year	$1,187	$1,228	$1,048

Allowance for doubtful accounts related to accounts receivable-customer	$755	$797	$715
Allowance for doubtful accounts related to receivable from U.S. government	—	8	—
Allowance for doubtful accounts related to other accounts receivable	432	423	333
Total allowance for doubtful accounts	$1,187	$1,228	$1,048

	GSWC
	December 31,
(dollars in thousands)	2013	2012	2011
Balance at beginning of year	$1,177	$1,005	$1,005
Provision charged to expense	1,056	1,668	859
Accounts written off, net of recoveries	(1,119)	(1,496)	(859)
Balance at end of year	$1,114	$1,177	$1,005

Allowance for doubtful accounts related to accounts receivable-customer	$755	$797	$715
Allowance for doubtful accounts related to other accounts receivable	359	380	290
Total allowance for doubtful accounts	$1,114	$1,177	$1,005

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Taxes and Interest Paid:
Income taxes paid	$10,880	$19,411	$31,842	$7,083	$11,027	$25,810
Interest paid	22,144	22,495	22,671	22,144	22,495	22,463

Non-Cash Transactions:
Accrued payables for investment in utility plant	$19,515	$12,113	$13,717	$19,515	$12,113	$13,717
Property installed by developers and conveyed	2,819	2,069	1,264	2,819	2,069	1,264

Note 19 — Discontinued Operations:

On May 31, 2011, AWR sold its wholly-owned Arizona subsidiary, Chaparral City Water Company, to EPCOR Water (USA) Inc. for a total purchase price of $35.2 million, including the assumption of approximately $5.6 million of long-term debt. AWR received approximately $29.6 million in cash, which was primarily used to pay down short-term borrowings. The completion of the sale generated a gain (net of taxes and transaction costs) of approximately $2.2 million during 2011. A summary of discontinued operations presented in the consolidated statements of income for the year ended December 31, 2011 is as follows (in thousands):

Operating revenues	$3,492
Supply costs and other operating expenses	1,420
Gain on settlement for removal of a well	(760)
Operating income (1)	2,832

Interest expense, net	(142)

Income before income taxes	2,690

Income tax expense (2)	1,078
Income from the operations of discontinued operations, net of tax	1,612

Gain on sale of business, net of tax	2,454
Transaction costs, net of taxes (3)	(217)
Income from discontinued operations (4)	$3,849

(1)	In accordance with the accounting guidance relating to assets held for sale, Registrant ceased recording depreciation expense for CCWC as of June 2010.

(2)
Income tax expense does not include the effects of CCWC’s inclusion in the AWR combined California unitary return, which are included in, and do not materially affect, the income tax expense of continuing operations.

(3)	Included in discontinued operations for the year ended December 31, 2011 are direct transaction costs of $449,000 for legal and consulting services in connection with the sale of CCWC.

(4)
The 2011 financial results for CCWC represent activity for the five months ended May 31, 2011. Corporate overhead costs allocated to CCWC have been excluded from discontinued operations. The majority of these costs continue to be incurred, primarily at GSWC. Accordingly, these corporate overhead costs have been included in other operating expenses and administrative and general expenses as part of continuing operations in the consolidated statements of income. Such costs allocated to CCWC that have been reflected as part of continuing operations amounted to $356,000 for the year ended December 31, 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American States Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Golden State Water Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2014

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President and Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

February 26, 2014

Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2013
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$110,552	$120,695	$130,914	$109,916	$472,077
Operating income	27,963	33,294	36,164	21,651	119,072
Net income	13,465	16,602	20,839	11,780	62,686
Basic earnings per share	0.34	0.43	0.54	0.30	1.61
Diluted earnings per share *	0.34	0.43	0.53	0.30	1.61

	GSWC
	For The Year Ended December 31, 2013
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$79,967	$92,466	$102,781	$83,326	$358,540
Operating income	23,596	28,958	32,284	17,505	102,343
Net income	10,705	13,814	16,613	7,510	48,642

	AWR
	For The Year Ended December 31, 2012
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$106,892	$114,582	$133,893	$111,541	$466,908
Operating income	23,367	30,125	36,480	21,122	111,094
Net income	10,115	15,078	18,664	10,291	54,148
Basic earnings per share	0.27	0.39	0.49	0.27	1.42
Diluted earnings per share	0.27	0.39	0.48	0.27	1.41

	GSWC
	For The Year Ended December 31, 2012
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$77,014	$89,530	$99,525	$76,862	$342,931
Operating income	18,707	24,150	29,961	13,787	86,605
Net income	7,382	11,358	14,575	5,905	39,220

* The sum of the quarterly 2013 diluted earnings per share amounts do not agree to the yearly totals due to rounding.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2013.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

2. Schedule I — Condensed Financial Information of AWR. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed June 19, 2013 (File No. 1-14431)

3.4
Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2
Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009

10.1	Deferred Compensation Plan for Directors and Executives incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151 (2)

10.2
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.3
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.5
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.6
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.7
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant’s Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

10.8	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 30, 2009 (2)

10.9	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant’s Form S-3D filed November 12, 2008

10.10
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 8-K filed on November 5, 2008 (2)

10.11	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009 (2)

10.12	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.13
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 28, 2013

10.14	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.15
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.16
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

10.17	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006(File No. 1-14431) (2)

10.18
Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant’s Form 8-K filed February 3, 2006 (File No. 1-14431)

10.19
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.20
Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K filed November 5, 2008 (2)

10.21	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 24, 2012 (2)

10.22
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed May 23, 2008 (2)

10.23	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

10.24	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 30, 2012 (2)

10.25	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on July 31, 2009 (2)

10.26	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009 (2)

10.27	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009 (2)

10.28
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.29
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011 (2)

10.30	Performance Award Agreement for Robert J. Sprowls, dated as of May 29, 2012, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 4, 2012 (2)

10.31	Form of Indemnification Agreement for directors incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the period ended December 31, 2012 (1)(2)

10.32	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.33	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.34	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.35	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.36	2013 Non-Employee Directors Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 24, 2013 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 26, 2014
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 26, 2014
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 26, 2014
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 26, 2014
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 26, 2014
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 26, 2014
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 26, 2014
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 26, 2014
Anne M. Holloway
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 26, 2014
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 26, 2014
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2013	2012
Assets

Cash and equivalents	$107	$311
Inter-company note receivables	21,113	15,013
Deferred tax assets	388	633
Income taxes receivable and other receivables	1,733	1,415
Total current assets	23,341	17,372

Investments in subsidiaries	468,568	435,373
Other assets	3,364	2,421
Total assets	$495,273	$455,166

Liabilities and Capitalization

Note payable to GSWC	$500	$—
Income taxes payable	1,851	—
Deferred taxes and other liabilities	84	117
Total current liabilities	2,435	117

Deferred taxes	146	49
Income taxes payable and other liabilities	288	421
Total other liabilities	434	470

Common shareholders’ equity	492,404	454,579
Total capitalization	492,404	454,579

Total liabilities and capitalization	$495,273	$455,166

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Operating revenues and other income	$227	$64	$238
Operating expenses and other expenses	8	120	521
Income (loss) before equity in earnings of subsidiaries and income taxes	219	(56)	(283)

Equity in earnings of subsidiaries	60,205	54,212	46,483

Income before income taxes	60,424	54,156	46,200

Income tax expense (benefit)	(2,262)	8	341

Net income	$62,686	$54,148	$45,859

Weighted Average Number of Common Shares Outstanding	38,639	37,998	37,386
Basic Earnings Per Common Share	$1.61	$1.42	$1.22

Weighted Average Number of Diluted Common Shares Outstanding	38,869	38,262	37,674
Fully Diluted Earnings per Common Share	$1.61	$1.41	$1.21

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities	$32,645	$16,885	$17,945

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(6,100)	(4,720)	36,786
Increase in investment of subsidiary	—	—	(10,000)
Proceeds from the sale of CCWC	—	—	29,603
Net cash provided (used) in investing activities	(6,100)	(4,720)	56,389

Cash Flows From Financing Activities:
Proceeds from note payable to GSWC	18,236	—	—
Repayment of note payable to GSWC	(17,736)	—	—
Proceeds from the issuance of common stock	—	—	1,658
Proceeds from stock option exercises	2,111	13,295	2,350
Net change in notes payable to banks	—	(2,000)	(58,900)
Dividends paid	(29,360)	(24,130)	(20,552)
Net cash used in financing activities	(26,749)	(12,835)	(75,444)

Decrease in cash and equivalents	(204)	(670)	(1,110)
Cash and equivalents at beginning of period	311	981	2,091

Cash and equivalents at the end of period	$107	$311	$981

The accompanying condensed note is an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation

The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly-owned subsidiaries, Golden State Water Company (“GSWC”) and American States Utility Services, Inc. ("ASUS"), except that all subsidiaries are accounted for as equity method investments.

Related Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) has access to a$100.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to its subsidiaries, in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.

During 2013, AWR (parent) issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR (parent) may borrow from GSWC amounts up to $20.0 million for working capital purposes. As of December 31, 2013, $500,000 is outstanding under this Note, which has been reflected as a Note payable to GSWC on the balance sheet of AWR (parent)'s as of December 31, 2013. This Note is expected to be repaid by AWR (parent) within one year.

AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks

 AWR (parent) has access to a syndicated credit facility which was amended on May 23, 2013 to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by AWR, and update certain representations and covenants in the credit agreement.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $18.1 million, including: (i) a letter of credit with a fee of 1.2%, in the amount of $6.3 million, in favor of a trustee with respect to the variable rate obligation of GSWC issued by the Three Valleys Municipal Water District; (ii) letters of credit with a fee of 1.2%, in an aggregate amount of $440,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit with a fee of 1.2%, in an amount of $585,000 as security for the purchase of power by GSWC; (iv) a $7.2 million letter of credit with a fee of 1.2% representing 80% of total American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (v) a $15,000 irrevocable letter of credit on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova, and, (vi) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In August 2013, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).

At December 31, 2013, there were no borrowings outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2013	2012	2011
Balance Outstanding at December 31,	$—	$—	$2,000
Interest Rate at December 31,	0.82%	1.41%	1.51%
Average Amount Outstanding	$—	$885	$25,713
Weighted Average Annual Interest Rate	1.02%	1.49%	1.46%
Maximum Amount Outstanding	$—	$6,000	$64,900

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2013, AWR was in compliance with these covenants with an interest coverage ratio of 7.18 times interest expense, a debt ratio of 0.42 to 1.00 and a debt rating of A+.

Note 3 — Income Taxes

AWR (parent) receives a tax benefit for expenses incurred at the parent-company level.  AWR (parent) also recognizes the effect of AWR’s consolidated California unitary apportionment, which is beneficial or detrimental depending on a combination of the profitability of AWR’s consolidated non-California activities as well as the proportion of its consolidated California sales to total sales.

During the year ended December 31, 2013, AWR (parent) recorded a cumulative tax benefit of $1.5 million related to an employee benefit plan for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. It is management's intention to amend tax returns for open years to reflect these deductions which cover a period of 5 years.

Note 4 — Dividend from subsidiaries

Dividends in the amount of $29.4 million, $16.9 million and $20.0 million were paid to AWR (parent) by its wholly-owned subsidiaries during the years ended December 31, 2013, 2012 and 2011, respectively.