Form 10-Q
period 2014-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2014-05-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014
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
As of May 5, 2014, the number of Common Shares outstanding, of American States Water Company was 38,778,608 shares. As of May 5, 2014, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consisting of normal recurring items and estimates necessary for a fair statement of results for the interim period have been made.

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

Forward-Looking Information

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and those actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results include, but are not limited to:

•
The outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in our general rate cases and the results of independent audits of our construction contracting procurement practices or other independent audits of our costs

•	Changes in the policies and procedures of the California Public Utilities Commission ("CPUC")

•	Timeliness of CPUC action on rates

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

•	Adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•	Our ability to comply with the CPUC’s renewable energy procurement requirements

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

•	Failure of the U.S. government to make timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government

•	Delays in obtaining redetermination of prices or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases

•	Disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies

•	Inaccurate assumptions used in preparing bids in our contracted services business

•	Failure of the collection or sewage systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•	Failure to comply with the terms of our military privatization contracts

•	Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•	Implementation, maintenance and upgrading of our information technology systems

•	General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

•
Explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions

•
The impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely

•
Potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber-attack or other cyber incident

•
Restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt

•	Our ability to access capital markets and other sources of credit in a timely manner on acceptable terms

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2013 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Property, Plant and Equipment
Regulated utility plant, at cost	$1,449,437	$1,443,623
Non-utility property, at cost	10,254	9,519
Total	1,459,691	1,453,142
Less - Accumulated depreciation	(475,762)	(471,665)
Net property, plant and equipment	983,929	981,477

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	15,828	15,806
Total other property and investments	16,944	16,922

Current Assets
Cash and cash equivalents	74,936	38,226
Accounts receivable — customers (less allowance for doubtful accounts of $777 in 2014 and $755 in 2013)	19,902	23,829
Unbilled revenue	16,038	18,552
Receivable from the U.S. government	7,717	7,106
Other accounts receivable (less allowance for doubtful accounts of $348 in 2014 and $432 in 2013)	2,670	4,914
Income taxes receivable	3,718	9,214
Materials and supplies, at average cost	4,319	4,558
Regulatory assets — current	22,905	27,676
Prepayments and other current assets	4,876	2,481
Costs and estimated earnings in excess of billings on uncompleted contracts	46,623	45,508
Deferred income taxes — current	9,538	9,553
Total current assets	213,242	191,617

Regulatory and Other Assets
Regulatory assets	96,745	95,005
Costs and estimated earnings in excess of billings on uncompleted contracts	6,350	7,823
Receivable from the U.S. government	2,956	3,104
Other	13,605	14,235
Total regulatory and other assets	119,656	120,167

Total Assets	$1,333,771	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Capitalization
Common shares, no par value	$254,217	$253,961
Earnings reinvested in the business	241,582	238,443
Total common shareholders’ equity	495,799	492,404
Long-term debt	326,010	326,079
Total capitalization	821,809	818,483

Current Liabilities
Notes payable to bank	24,000	—
Long-term debt — current	6,291	6,298
Accounts payable	42,593	49,787
Income taxes payable	655	507
Accrued other taxes	7,102	9,802
Accrued employee expenses	12,655	10,801
Accrued interest	6,248	3,897
Billings in excess of costs and estimated earnings on uncompleted contracts	6,496	6,852
Other	13,036	12,962
Total current liabilities	119,076	100,906

Other Credits
Advances for construction	69,272	69,332
Contributions in aid of construction - net	115,166	114,916
Deferred income taxes	159,846	159,506
Unamortized investment tax credits	1,768	1,790
Accrued pension and other postretirement benefits	40,317	38,726
Other	6,517	6,524
Total other credits	392,886	390,794

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,333,771	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Operating Revenues
Water	$70,757	$69,233
Electric	10,456	10,734
Contracted services	20,732	30,585
Total operating revenues	101,945	110,552

Operating Expenses
Water purchased	11,224	10,732
Power purchased for pumping	1,964	1,639
Groundwater production assessment	3,540	3,187
Power purchased for resale	2,699	3,680
Supply cost balancing accounts	818	1,371
Other operation	6,947	5,454
Administrative and general	20,184	17,907
Depreciation and amortization	10,530	9,816
Maintenance	3,489	3,934
Property and other taxes	4,325	4,148
ASUS construction	13,457	20,733
Net gain on sale of property	—	(12)
Total operating expenses	79,177	82,589

Operating Income	22,768	27,963

Other Income and Expenses
Interest expense	(5,627)	(5,778)
Interest income	112	187
Other, net	125	342
Total other income and expenses	(5,390)	(5,249)

Income from operations before income tax expense	17,378	22,714

Income tax expense	6,357	9,249

Net Income	$11,021	$13,465

Weighted Average Number of Common Shares Outstanding	38,747	38,529
Basic Earnings Per Common Share	$0.28	$0.35

Weighted Average Number of Diluted Shares	38,944	38,772
Fully Diluted Earnings Per Common Share	$0.28	$0.35

Dividends Paid Per Common Share	$0.2025	$0.1775

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$11,021	$13,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,802	10,066
Provision for doubtful accounts	326	188
Deferred income taxes and investment tax credits	(415)	270
Stock-based compensation expense	805	661
Other — net	165	(172)
Changes in assets and liabilities:
Accounts receivable — customers	3,628	1,998
Unbilled revenue	2,514	1,625
Other accounts receivable	2,735	1,585
Receivable from the U.S. government	(463)	8,251
Materials and supplies	239	(1,862)
Prepayments and other current assets	(2,395)	140
Regulatory assets — supply cost balancing accounts	818	1,371
Costs and estimated earnings in excess of billings on uncompleted contracts	358	(5,080)
Other assets (including other regulatory assets)	2,872	(13,147)
Accounts payable	(630)	2,229
Income taxes receivable/payable	5,644	15,111
Billings in excess of costs and estimated earnings on uncompleted contracts	(356)	(9,870)
Accrued pension and other postretirement benefits	1,692	3,021
Other liabilities	1,572	1,155
Net cash provided	40,932	31,005

Cash Flows From Investing Activities:
Construction expenditures	(20,531)	(18,425)
Other investments	(116)	—
Proceed from sale of property	—	12
Net cash used	(20,647)	(18,413)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and stock option exercises	201	625
Receipt of advances for and contributions in aid of construction	1,516	4,151
Refunds on advances for construction	(452)	(430)
Repayments of long-term debt	(76)	(22)
Increase in notes payable to bank	24,000	—
Dividends paid	(7,846)	(6,838)
Other — net	(918)	(770)
Net cash provided (used)	16,425	(3,284)
Net increase in cash and cash equivalents	36,710	9,308
Cash and cash equivalents, beginning of period	38,226	23,486
Cash and cash equivalents, end of period	$74,936	$32,794

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Utility Plant
Utility plant, at cost	$1,449,437	$1,443,623
Less - Accumulated depreciation	(470,140)	(466,329)
Net utility plant	979,297	977,294

Other Property and Investments	13,678	13,653

Current Assets
Cash and cash equivalents	43,567	37,875
Accounts receivable-customers (less allowance for doubtful accounts of $777 in 2014 and $755 in 2013)	19,902	23,829
Unbilled revenue	16,038	18,552
Inter-company receivable	531	718
Other accounts receivable (less allowance for doubtful accounts of $276 in 2014 and $359 in 2013)	2,000	3,570
Income taxes receivable from Parent	4,700	9,704
Note receivable from Parent	—	500
Materials and supplies, at average cost	2,228	1,859
Regulatory assets — current	22,905	27,676
Prepayments and other current assets	3,967	2,218
Deferred income taxes — current	8,621	8,573
Total current assets	124,459	135,074

Regulatory and Other Assets
Regulatory assets	96,745	95,005
Other accounts receivable	395	913
Other	11,346	11,442
Total regulatory and other assets	108,486	107,360

Total Assets	$1,225,920	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2014	December 31, 2013
Capitalization
Common shares, no par value	$233,698	$233,721
Earnings reinvested in the business	200,207	203,892
Total common shareholder’s equity	433,905	437,613
Long-term debt	326,010	326,079
Total capitalization	759,915	763,692

Current Liabilities
Long-term debt — current	6,291	6,298
Accounts payable	30,677	37,611
Accrued other taxes	6,540	9,299
Accrued employee expenses	11,012	9,536
Accrued interest	6,246	3,897
Other	12,891	12,880
Total current liabilities	73,657	79,521

Other Credits
Advances for construction	69,272	69,332
Contributions in aid of construction — net	115,166	114,916
Deferred income taxes	159,452	158,994
Unamortized investment tax credits	1,768	1,790
Accrued pension and other postretirement benefits	40,317	38,726
Other	6,373	6,410
Total other credits	392,348	390,168

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,225,920	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating Revenues
Water	$70,757	$69,233
Electric	10,456	10,734
Total operating revenues	81,213	79,967

Operating Expenses
Water purchased	11,224	10,732
Power purchased for pumping	1,964	1,639
Groundwater production assessment	3,540	3,187
Power purchased for resale	2,699	3,680
Supply cost balancing accounts	818	1,371
Other operation	6,356	4,797
Administrative and general	16,985	14,234
Depreciation and amortization	10,240	9,522
Maintenance	3,061	3,493
Property and other taxes	3,896	3,716
Total operating expenses	60,783	56,371

Operating Income	20,430	23,596

Other Income and Expenses
Interest expense	(5,611)	(5,748)
Interest income	109	178
Other, net	124	342
Total other income and expenses	(5,378)	(5,228)

Income from operations before income tax expense	15,052	18,368

Income tax expense	5,705	7,663

Net Income	$9,347	$10,705

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$9,347	$10,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,512	9,772
Provision for doubtful accounts	326	188
Deferred income taxes and investment tax credits	(361)	279
Stock-based compensation expense	564	400
Other — net	150	(159)
Changes in assets and liabilities:
Accounts receivable — customers	3,628	1,998
Unbilled revenue	2,514	1,625
Other accounts receivable	2,061	2,441
Materials and supplies	(369)	(80)
Prepayments and other current assets	(1,749)	544
Regulatory assets — supply cost balancing accounts	818	1,371
Other assets (including other regulatory assets)	2,873	(13,102)
Accounts payable	(370)	730
Inter-company receivable/payable	187	(2,822)
Income taxes receivable/payable from/to Parent	5,004	13,654
Accrued pension and other postretirement benefits	1,692	3,021
Other liabilities	1,040	808
Net cash provided	37,867	31,373

Cash Flows From Investing Activities:
Construction expenditures	(19,796)	(18,111)
Note receivable from AWR parent	(8,300)	—
Receipt of payment of note receivable from AWR parent	8,800	—
Other investments	(116)	—
Net cash used	(19,412)	(18,111)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,516	4,151
Refunds on advances for construction	(452)	(430)
Repayments of long-term debt	(76)	(22)
Dividends paid	(13,000)	(6,800)
Other — net	(751)	(604)
Net cash used	(12,763)	(3,705)

Net increase in cash and cash equivalents	5,692	9,557
Cash and cash equivalents, beginning of period	37,875	22,578
Cash and cash equivalents, end of period	$43,567	$32,135

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 257,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three months ended March 31, 2014 and 2013. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2013 filed with the SEC.

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of March 31, 2014, AWR had no amounts outstanding to GSWC under this Note.

GSWC and ASUS provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  During the three months ended March 31, 2014, AWR borrowed $24 million under this credit facility, which AWR then provided to ASUS. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC.  Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of March 31, 2014 and December 31, 2013.

Notes Payable to Banks: On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the credit agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. As of March 31, 2014, $24.0 million was outstanding under this credit facility.
Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $845,000 and $811,000 for the three months ended March 31, 2014 and 2013, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $149,000 and $162,000 during the three months ended March 31, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements: In July 2013 the Financial Accounting Standards Board issued updated accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update requires an entity to present in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement is available in this manner under the tax law. The updated guidance is effective for reporting periods beginning after December 15, 2013. The adoption of the guidance did not, and is not expected to, have a material impact on the Company’s consolidated results of operations or consolidated balance sheet.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2014, Registrant had approximately $36.8 million of regulatory assets, net of regulatory liabilities not accruing carrying costs. Of this amount, $15.1 million relates to the underfunding of pension and other post-retirement obligations and $16.3 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$18,077	$16,345
Base Revenue Requirement Adjustment Mechanism	9,088	8,725
Costs deferred for future recovery on Aerojet case	14,561	14,763
Pensions and other post-retirement obligations (Note 6)	19,452	20,241
Flow-through taxes, net (Note 5)	16,938	16,189
Low income rate assistance balancing accounts	9,992	9,979
General rate case memorandum accounts	12,993	15,645
Other regulatory assets	22,124	25,086
Various refunds to customers	(3,575)	(4,292)
Total	$119,650	$122,681

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2013 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2013.

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM, net of the MCBA balances, as of December 31, 2013.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  For the three months ended March 31, 2014 and 2013, surcharges (net of surcredits) of approximately $1.8 million and $3.6 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts.  As of March 31, 2014, GSWC has a net aggregated regulatory asset of $18.1 million which is comprised of an $18.4 million under-collection in the WRAM accounts and $303,000 over-collection in the MCBA accounts.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which adjusts certain revenues to adopted levels.  Pending a final decision on the BVES general rate case, the 2013 and 2014 BRRAM balances have been recorded using 2012 adopted levels authorized by the CPUC. As of March 31, 2014, GSWC had a regulatory asset of $9.1 million under-collection in the BRRAM.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of March 31, 2014, there is an aggregate $13.0 million in the general rate case memorandum accounts, $8.9 million of which is for retroactive rate increases effective January 1, 2013 as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case. Surcharges ranging from 12 to 24 months, with the majority being 12 months, were implemented during the third quarter of 2013 to recover the retroactive adopted revenues related to the May 2013 CPUC decision.

Other Regulatory Matters:

CPUC Rehearing Matter:
In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  In March 2013, GSWC and the Office of Ratepayer Advocates ("ORA") reached a settlement agreement, subject to CPUC approval, to resolve all the issues in the rehearing.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. The settlement agreement, if approved, will resolve all issues arising from the rehearing. As a result of the CPUC's decision in November 2010 and the settlement agreement reached in March 2013, GSWC recorded pretax charges during 2010 and 2012 totaling $2.6 million related to this matter, which includes the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.
Procurement Audits:
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently underway. At this time, management cannot predict the outcome of these audits or determine an estimated loss or range of loss, if any, resulting from these audits.
 BVES General Rate Case:
In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC, which included recommendations for BVES to record a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance, and for one-half of deferred rate case costs to be borne by shareholders rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of March 31, 2014, GSWC had a $1.6 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. At this time, GSWC does not believe a potential loss is probable.

BVES has been in settlement negotiations with all of the parties involved in this rate case. Those negotiations have resulted in an agreement in principle and BVES anticipates that a settlement agreement will be filed with the CPUC during the second quarter. A final decision from the CPUC is expected in late 2014.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

	Basic:	For The Three Months Ended March 31,
	(in thousands, except per share amounts)	2014	2013
	Net income	$11,021	13,465
Less: (a)	Distributed earnings to common shareholders	7,846	6,839
	Distributed earnings to participating securities	43	45
	Undistributed earnings	3,132	6,581

(b)	Undistributed earnings allocated to common shareholders	3,114	6,539
	Undistributed earnings allocated to participating securities	18	42

	Total income available to common shareholders, basic (a)+(b)	$10,960	$13,378

	Weighted average Common Shares outstanding, basic	38,747	38,529
	Basic earnings per Common Share	$0.28	$0.35

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Stock Incentive Plans, the 2003 Non-Employee Directors Plan, and net income. At March 31, 2014 and 2013, there were 247,064 and 352,096 options outstanding, respectively, under these Plans. At March 31, 2014 and 2013, there were also 237,174 and 290,416 restricted stock units outstanding, respectively, under these plans and the 2013 Non-Employee Directors Plan.
 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Common shareholders earnings, basic	$10,960	$13,378
Undistributed earnings for dilutive stock options	18	42
Total common shareholders earnings, diluted	$10,978	$13,420

Weighted average Common Shares outstanding, basic	38,747	38,529
Stock-based compensation (1)	197	243
Weighted average Common Shares outstanding, diluted	38,944	38,772

Diluted earnings per Common Share	$0.28	$0.35

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 247,064 stock options and 352,096 restricted stock units at March 31, 2014 and 2013, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 237,174 and 290,416 restricted stock units at March 31, 2014 and 2013, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2014 and 2013.

No stock options outstanding at March 31, 2014 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2014. There were no stock options outstanding at March 31, 2014 or 2013 that were anti-dilutive.

During the three months ended March 31, 2014 and 2013, Registrant issued 57,249 and 92,586 Common Shares, for approximately $201,000 and $625,000, respectively, under Registrant’s common share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans. In addition, Registrant purchased 159,754 and 85,194 Common Shares on the open market during the three months ended March 31, 2014 and 2013, respectively, under Registrant’s 401(k) Plan and the DRP. The Common Shares purchased by Registrant were used to satisfy the requirements of these plans.

During the three months ended March 31, 2014 and 2013, AWR paid quarterly dividends of approximately $7.8 million, or $0.2025 per share, and $6.8 million, or $0.1775 per share, respectively.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1.25 million shares of the Company's Common Shares from time to time through June 30, 2016. During the three months ended March 31, 2014, there were no repurchases made under this program.

Note 4 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $6.9 million as of March 31, 2014. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets. As a result of the expiration in November 2013 of BVES's purchased power contracts, Registrant has no derivative instruments as of March 31, 2014 and December 31, 2013.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2014 and December 31, 2013 have been determined using rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The interest rates used for the March 31, 2014 valuation increased as compared to December 31, 2013, decreasing the fair value of long-term debt as of March 31, 2014. Changes in the assumptions will produce differing results.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$332,301	$415,895	$332,377	$412,590

Note 5 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through  adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 37.9% and 41.7% for the three months ended March 31, 2014 and 2013, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.
 Changes in Tax Law:
In September 2013, the U.S. Treasury Department issued final regulations related to the tax treatment of tangible property, including guidance on expensing certain repair and maintenance expenditures.  The regulations are effective for tax years beginning on or after January 1, 2014. Registrant’s current tax treatment of tangible property continues to be permitted; however, Registrant is evaluating its water-pipeline tax repair-cost method, as well as other tax-method changes pursuant to these regulations. If Registrant adopts new methods, the impact to total income tax expense and the effective tax rate is not expected to be significant.
In January 2013, the American Taxpayer Relief Act of 2012 extended 50% bonus depreciation for qualifying property through 2013.  Although this change in law reduced AWR’s current taxes payable, it did not reduce its total income tax expense or ETR.

Note 6 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2014 and 2013 are as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$1,487	$1,864	$99	$106	$192	$201
Interest cost	1,915	1,731	130	113	154	129
Expected return on plan assets	(2,215)	(1,893)	(113)	(95)	—	—
Amortization of transition	—	—	104	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial (gain) loss	7	711	(66)	—	35	85
Net periodic pension cost under accounting standards	1,224	2,443	104	179	421	455
Regulatory adjustment — deferred	300	(510)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,524	$1,933	$104	$179	$421	$455
Registrant expects to contribute approximately $8.4 million to the pension plan during 2014.
Regulatory Adjustment:
In May 2013, the CPUC issued a final decision that authorized GSWC to establish a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2014, GSWC has a $4.4 million under-collection in the two-way pension balancing account included as part of the pension regulatory asset (Note 2). A surcharge is currently in place to recover a portion of this under-collection.
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

Note 7 — Contingencies:

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

In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District (“CMWD”) to purchase GSWC’s Ojai water system.  In March 2013, CMWD passed resolutions authorizing the establishment of a Community Facilities District, an entity authorized pursuant to the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”) and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC filed a petition in the Superior Court, Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action. They contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether such a lawsuit would be permitted, the Court granted the motion for class certification.  On March 13, 2014, the Court denied GSWC's petition. On April 9, 2014, GSWC filed a Notice of Appeal. GSWC is unable to predict the outcome of the appeal at this time. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation:

GSWC has been involved in environmental remediation and clean-up at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent monitoring results show gasoline has been reduced to a sheen on top of the groundwater surface.  Testing has recently been conducted to determine if alternative remediation will be effective in reducing the contamination further.  As of March 31, 2014, the total spent to clean-up and remediate GSWC’s plant facility was approximately $3.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery.

As of March 31, 2014, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.0 million to complete the clean-up at the site. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the regulatory commissions in the states in which ASUS’ subsidiaries are incorporated.

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

	As Of And For The Three Months Ended March 31, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$70,757	$10,456	$20,732	$—	$101,945
Operating income (loss)	18,395	2,035	2,384	(46)	22,768
Interest expense, net	5,168	334	67	(54)	5,515
Utility plant	938,744	40,553	4,632	—	983,929
Depreciation and amortization expense (1)	9,563	677	290	—	10,530
Income tax expense (benefit)	4,958	747	823	(171)	6,357
Capital additions	19,324	472	735	—	20,531

	As Of And For The Three Months Ended March 31, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$69,233	$10,734	$30,585	$—	$110,552
Operating income	21,763	1,833	4,367	—	27,963
Interest expense, net	5,194	376	60	(39)	5,591
Utility plant	883,863	40,963	4,712	—	929,538
Depreciation and amortization expense (1)	8,930	592	294	—	9,816
Income tax expense (benefit)	6,941	722	1,666	(80)	9,249
Capital additions	17,878	233	314	—	18,425

(1)         Depreciation expense computed on GSWC’s transportation equipment of $272,000 and $250,000 for the three months ended March 31, 2014 and 2013, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	March 31,
	2014	2013
Total utility plant	$983,929	$929,538
Other assets	349,842	359,976
Total consolidated assets	$1,333,771	$1,289,514

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

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget. However, these measures, which are not presented in accordance with generally accepted accounting principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of First Quarter Results by Segment.”

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

ASUS' revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, and construction (including renewal and replacement) of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from and the redetermination and equitable adjustment of prices under the contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities.  ASUS' financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases and for additional construction work at existing bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

In 2008, GSWC filed an application with the CPUC requesting a Certificate of Public Convenience and Necessity ("CPCN") to provide water services in a portion of Sutter County, California. In November 2013, the administrative law judge over the proceeding issued a proposed decision granting GSWC’s request for the CPCN and authorizing GSWC’s proposed infrastructure financing. In April 2014, an alternate proposed decision was issued by one of the other Commissioners. The alternate proposed decision grants GSWC’s request for a CPCN, but proposes changes to the infrastructure financing proposal. GSWC has met with commissioner advisors to express its support for the proposed decision. GSWC anticipates that the full commission will consider the two proposed decisions and adopt a final decision in the second quarter of 2014.

Summary of First Quarter Results by Segment

The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2014	3/31/2013	CHANGE
Water	$0.22	$0.26	$(0.04)
Electric	0.02	0.02	—
Contracted services	0.04	0.07	(0.03)
Consolidated diluted earnings per share, as reported	$0.28	$0.35	$(0.07)

For the three months ended March 31, 2014, diluted earnings from the water segment were $0.22 per share, as compared to $0.26 per share for the same period of 2013.  In May 2013, the CPUC issued a final decision on GSWC's water rate case which approved, among other things, recovery of $3.1 million of previously incurred costs. The approval of these items increased earnings for the first quarter of 2013 by $0.05 per share, with no similar item in 2014. Excluding this $0.05 per share impact, diluted earnings from the water segment increased $0.01 per diluted share during the first quarter of 2014 as compared to the same period in 2013 due to the following items:

•
An increase in the water gross margin of approximately $578,000, or $0.01 per share, due primarily to second-year rate increases approved by the CPUC. There was also an increase of $1.3 million in revenues with a corresponding increase in operating expenses, representing surcharges billed to customers during the three months ended March 31, 2014 to recover previously incurred costs. These surcharges had no impact on net earnings.

•
Excluding supply costs, the one-time recovery of previously incurred costs and the impact of the $1.3 million surcharges discussed above, there was an increase in operating expenses of approximately $900,000, or $0.01 per share, primarily due to increases in chemical and water treatment costs, outside services costs and depreciation expense. These increases were partially offset by lower maintenance expense.

•
A decrease in the water effective income tax rate for the three months ended March 31, 2014 as compared to the same period in 2013, increasing earnings by $0.01 per share.  The change in the tax rate is primarily due to changes between book and taxable income from items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended March 31, 2014 and 2013, diluted earnings from the electric segment were $0.02 per share. In February 2012, GSWC filed its BVES rate case for new rates in years 2013 through 2016. BVES has been in settlement negotiations with all of the parties involved in this rate case. Those negotiations have resulted in an agreement in principle and BVES anticipates that a settlement agreement will be filed with the CPUC during the second quarter. A final decision from the CPUC is expected in late 2014. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Diluted earnings from contracted services decreased by $0.03 per share as compared to the same period in 2013, mainly as a result of a reduction in planned renewal and replacement ("R&R") capital work, primarily at the Fort Bliss and Fort Jackson military bases. Overall construction activity is expected to increase during the remainder of 2014 as compared to the first quarter; however, R&R construction will continue to vary from year-to-year over the remaining term of the 50-year contracts with the U.S. government. The decrease in construction activity resulting in lower earnings was partially offset by a decrease in outside services expense as compared to the same period in 2013.

The following discussion and analysis provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$70,757	$69,233	$1,524	2.2%
Electric	10,456	10,734	(278)	(2.6)%
Contracted services	20,732	30,585	(9,853)	(32.2)%
Total operating revenues	101,945	110,552	(8,607)	(7.8)%

OPERATING EXPENSES
Water purchased	11,224	10,732	492	4.6%
Power purchased for pumping	1,964	1,639	325	19.8%
Groundwater production assessment	3,540	3,187	353	11.1%
Power purchased for resale	2,699	3,680	(981)	(26.7)%
Supply cost balancing accounts	818	1,371	(553)	(40.3)%
Other operation	6,947	5,454	1,493	27.4%
Administrative and general	20,184	17,907	2,277	12.7%
Depreciation and amortization	10,530	9,816	714	7.3%
Maintenance	3,489	3,934	(445)	(11.3)%
Property and other taxes	4,325	4,148	177	4.3%
ASUS construction	13,457	20,733	(7,276)	(35.1)%
Net gain on sale of property	—	(12)	12	(100)%
Total operating expenses	79,177	82,589	(3,412)	(4.1)%

OPERATING INCOME	22,768	27,963	(5,195)	(18.6)%

OTHER INCOME AND EXPENSES
Interest expense	(5,627)	(5,778)	151	(2.6)%
Interest income	112	187	(75)	(40.1)%
Other, net	125	342	(217)	(63.5)%
	(5,390)	(5,249)	(141)	2.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	17,378	22,714	(5,336)	(23.5)%
Income tax expense	6,357	9,249	(2,892)	(31.3)%

NET INCOME	$11,021	$13,465	$(2,444)	(18.2)%

Basic earnings per Common Share	$0.28	$0.35	$(0.07)	(20.0)%

Fully diluted earnings per Common Share	$0.28	$0.35	$(0.07)	(20.0)%

Operating Revenues:

General

Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief and price redeterminations are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at the Military Utility Privatization Subsidiaries.

Water

For the three months ended March 31, 2014, revenues from water operations increased $1.5 million to $70.8 million.  The increase in water revenues is primarily due to a $1.3 million increase in surcharges during the three months ended March 31, 2014 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. There were also second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas.

Billed water consumption for the first quarter of 2014 increased by approximately 6% as compared to the same period in 2013 due to the dry winter experienced in California. A change in consumption does not have a significant impact on earnings due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended March 31, 2014, revenues from electric operations were $10.5 million as compared to $10.7 million for the same period in 2013.  As previously discussed, pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Billed electric usage decreased by approximately 8% during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The winter experienced in California during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage in the Big Bear area than in prior years. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended March 31, 2014, revenues from contracted services were $20.7 million as compared to $30.6 million for the same period in 2013. This was mainly due to a reduction in planned R&R capital work, primarily at Fort Bliss and Fort Jackson, as previously discussed. Overall construction activity at these and other ASUS subsidiaries is expected to increase during the remainder of 2014 as compared to the first quarter; however, R&R construction will continue to vary from year-to-year over the remaining term of the 50-year contracts with the U.S. government. In addition, ASUS subsidiaries completed significant work on other capital projects at Fort Bliss, Fort Jackson and the military bases in Virginia during the first quarter of 2013. No projects were completed at these bases in the first quarter of 2014.

ASUS subsidiaries continue to enter into U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’ generating unit, the costs of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25.6% and 25.0% of total operating expenses for the three months ended March 31, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$70,757	$69,233	$1,524	2.2%
WATER SUPPLY COSTS:
Water purchased (1)	$11,224	$10,732	$492	4.6%
Power purchased for pumping (1)	1,964	1,639	325	19.8%
Groundwater production assessment (1)	3,540	3,187	353	11.1%
Water supply cost balancing accounts (1)	(871)	203	(1,074)	(529.1)%
TOTAL WATER SUPPLY COSTS	$15,857	$15,761	$96	0.6%
WATER GROSS MARGIN (2)	$54,900	$53,472	$1,428	2.7%
PERCENT MARGIN - WATER	77.6%	77.2%

ELECTRIC OPERATING REVENUES (1)	$10,456	$10,734	$(278)	(2.6)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,699	$3,680	$(981)	(26.7)%
Electric supply cost balancing accounts (1)	1,689	1,168	521	44.6%
TOTAL ELECTRIC SUPPLY COSTS	$4,388	$4,848	$(460)	(9.5)%
ELECTRIC GROSS MARGIN (2)	$6,068	$5,886	$182	3.1%
PERCENT MARGIN - ELECTRIC	58.0%	54.8%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $818,000 and $1,371,000 for the three months ended March 31, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

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
 The overall actual percentages of purchased water for the three months ended March 31, 2014 and 2013 were 33%, as compared to the adopted percentages of approximately 32% for both periods. The overall water gross margin percent was 77.6% in the first quarter of 2014 as compared to 77.2% for the same period of 2013. The increase in the overall water gross margin percent was due primarily to the $1.3 million of surcharges during the three months ended March 31, 2014 to recover previously incurred costs approved by the CPUC. There was a corresponding increase to operating expenses. As a result, this increase had no impact to net earnings.
 Purchased water costs for the three months ended March 31, 2014 increased to $11.2 million as compared to $10.7 million for the same period in 2013 primarily due to increases in wholesale water costs and customer water usage as compared to the three months ended March 31, 2013.
 For the three months ended March 31, 2014 and 2013, the cost of power purchased for pumping was approximately $2.0 million and $1.6 million, respectively, primarily due to increases in pumped water and average electric costs. Groundwater production assessments increased $353,000 due to additional assessments levied by government agencies as compared to the three months ended March 31, 2013.
The water supply cost balancing account decreased $1.1 million during the three months ended March 31, 2014 as compared to the same period in 2013 due to higher than adopted supply costs and an increase in customer usage.
For the three months ended March 31, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $2.7 million, as compared to $3.7 million for the three months ended March 31, 2013, due to a decrease in the average price per megawatt-hour (“MWh”) and a decrease in customer usage during the first quarter of 2014. The average price per MWh decreased from $60.37 per MWh for the three months ended March 31, 2013 to $50.62 for the same period in 2014.  Customer usage decreased 8.0% as compared to the three months ended March 31, 2013. The electric supply cost balancing account included in total supply costs increased by $521,000 due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s electric and contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2014 and 2013, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$5,692	$4,211	$1,481	35.2%
Electric Services	664	586	78	13.3%
Contracted Services	591	657	(66)	(10.0)%
Total other operation	$6,947	$5,454	$1,493	27.4%
     For the three months ended March 31, 2014, other operation expenses for water services increased by $1.5 million, mainly due to the CPUC's 2013 final decision on the water rate case, which approved recovery of $1.0 million in certain previously incurred other operation costs that had been previously expensed as incurred. This reduced other operation expenses by $1.0 million in 2013, with no similar item during the first quarter of 2014. There was also an increase of $461,000 primarily due to higher chemical and other water treatment costs. These costs tend to fluctuate period-to-period.
For the three months ended March 31, 2014, other operation expenses for electric services increased by $78,000 due to an increase in outside services.
For the three months ended March 31, 2014, other operation expenses for contracted services decreased by $66,000 due primarily to decreases in operation-related labor costs.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2014 and 2013, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$14,752	$11,879	$2,873	24.2%
Electric Services	2,233	2,355	(122)	(5.2)%
Contracted Services	3,153	3,673	(520)	(14.2)%
AWR (parent)	46	—	46	100.0%
Total administrative and general	$20,184	$17,907	$2,277	12.7%

For the three months ended March 31, 2014, administrative and general expenses for water services was $14.8 million as compared to $11.9 million for the same period in 2013. During the first quarter of 2013, as part of the CPUC's final decision on the water rate case, GSWC recorded a $1.7 million reduction in administrative and general expenses as a result of the CPUC approval of recovery of certain previously expensed costs. There was no similar reduction in 2014. GSWC also billed $861,000 in surcharges during the first quarter of 2014 for recovery of various administrative and general costs previously incurred. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to administrative and general expenses. These surcharges included in revenues and the corresponding operating expenses have no impact on pretax operating income. Excluding the effect of these items, administrative and general expenses for water services increased by approximately $312,000 during the first quarter of 2014 due to an increase in outside service costs.

For the three months ended March 31, 2014, administrative and general expenses for electric services decreased by $122,000 as compared to the three months ended March 31, 2013, due primarily to a decrease in outside service costs and pension expense.

For the three months ended March 31, 2014, administrative and general expenses for contracted services decreased by $520,000 primarily due to a decrease in legal and outside service costs.

Depreciation and Amortization

For the three months ended March 31, 2014 and 2013, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$9,563	$8,930	$633	7.1%
Electric Services	677	592	85	14.4%
Contracted Services	290	294	(4)	(1.4)%
Total depreciation and amortization	$10,530	$9,816	$714	7.3%

For the three months ended March 31, 2014, depreciation and amortization expense for water and electric services increased overall by $718,000 to $10.2 million compared to $9.5 million for the three months ended March 31, 2013 due to approximately $93.0 million of additions to utility plant during 2013.

Maintenance

For the three months ended March 31, 2014 and 2013, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$2,854	$3,252	$(398)	(12.2)%
Electric Services	207	241	(34)	(14.1)%
Contracted Services	428	441	(13)	(2.9)%
Total maintenance	$3,489	$3,934	$(445)	(11.3)%

Maintenance expense for water services decreased by $398,000 due primarily to less maintenance work performed. Planned maintenance expense for water services is expected to be lower in 2014 than in 2013.

Property and Other Taxes

For the three months ended March 31, 2014 and 2013, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$3,645	$3,437	$208	6.1%
Electric Services	251	279	(28)	(10.0)%
Contracted Services	429	432	(3)	(0.7)%
Total property and other taxes	$4,325	$4,148	$177	4.3%

Property and other taxes for water services for the three months ended March 31, 2014 increased $208,000 due to increases in property taxes and franchise fees.

ASUS Construction

For the three months ended March 31, 2014, construction expenses for contracted services were $13.5 million, decreasing $7.3 million compared to the same period in 2013 due primarily to lower construction activity, as previously discussed.

Interest Expense

For the three months ended March 31, 2014 and 2013, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$5,274	$5,366	$(92)	(1.7)%
Electric Services	337	382	(45)	(11.8)%
Contracted Services	69	62	7	11.3%
AWR (parent)	(53)	(32)	(21)	65.6%
Total interest expense	$5,627	$5,778	$(151)	(2.6)%

Overall, interest expense decreased by 2.6% due primarily to certain debt maturing in the fourth quarter of 2013.

Interest Income

For the three months ended March 31, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$106	$172	$(66)	(38.4)%
Electric Services	3	6	(3)	(50.0)%
Contracted Services	2	2	—	—%
AWR (parent)	1	7	(6)	(85.7)%
Total interest income	$112	$187	$(75)	(40.1)%

Other, net

For the three months ended March 31, 2014, other income decreased by $217,000 due to lower gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan as compared to the same period in 2013.

Income Tax Expense

For the three months ended March 31, 2014 and 2013, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	$ CHANGE	% CHANGE
Water Services	$4,958	$6,941	$(1,983)	(28.6)%
Electric Services	747	722	25	3.5%
Contracted Services	823	1,666	(843)	(50.6)%
AWR (parent)	(171)	(80)	(91)	113.8%
Total income tax expense	$6,357	$9,249	$(2,892)	(31.3)%

For the three months ended March 31, 2014, income tax expense for water and electric services decreased to $5.7 million compared to $7.7 million for the three months ended March 31, 2013 due to a decrease in pretax income and a decrease in the effective income tax rate ("ETR").  The ETR for GSWC was 37.9% for the three months ended March 31, 2014 as compared to 41.7% applicable to the three months ended March 31, 2013. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended March 31, 2014, income tax expense for contracted services decreased to $823,000 as compared to $1.7 million for the three months ended March 31, 2013 due to a decrease in pretax income.  The ETR was 35.5% and 38.7% for the three months ended March 31, 2014 and 2013, respectively. The change in ETR was due to differences between book and taxable income related to deductions for certain construction activities.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources are provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and as market interest rates increase. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers.

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $200.2 million was available on March 31, 2014 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  The Company may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of March 31, 2014, there was $24.0 million in outstanding borrowings under this facility and $17.5 million of letters of credit outstanding.  As of March 31, 2014, AWR had $58.5 million available to borrow under the credit facility.

In August 2013, Standard & Poor’s Ratings Services (“S&P”) affirmed the ‘A+’ corporate credit rating on AWR and GSWC with a stable outlook.  S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2013, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ stable” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During 2014, GSWC's capital expenditures are estimated to be approximately $80 - $90 million. During the three months ended March 31, 2014, GSWC incurred $13.4 million in capital expenditures, excluding work funded by others.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission ("SEC") for the sale from time to time of debt and equity securities. As of March 31, 2014, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On May 5, 2014, the Board of Directors of AWR approved a dividend of $0.2025 per share on the Common Shares of the Company. Dividends on the Common Shares will be paid on June 2, 2014 to shareholders of record at the close of business on May 16, 2014.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1.25 million shares of the Company's common shares from time to time through June 30, 2016. The Company intends to initiate the repurchase of the common shares through the implementation of a trading plan in accordance with SEC Rule 10b5-1 in May 2014 at the earliest. The repurchase program is intended to enable the Company to achieve a consolidated shareholders’ equity ratio that is more reflective of appropriate equity ratios for GSWC and ASUS. The current ratios are partly the result of the sale of AWR's Arizona subsidiary, Chaparral City Water Company, which generated approximately $30 million in cash proceeds in 2011. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is not capital intensive, management does not anticipate the Company will need a secondary common stock offering in the near term.
Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from ASUS and its subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and/or other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $40.9 million for the three months ended March 31, 2014 as compared to $31.0 million for the same period in 2013.  The increase in operating cash flow was primarily due to CPUC-approved water rate increases implemented in May 2013 and GSWC's collection of various surcharges implemented in mid-2013 in connection with the CPUC's final decision on the water GRC. The CPUC approved recovery of the net WRAM under-collection and other previously incurred costs in this GRC. In addition, there was an increase in cash generated by contracted services due to timing of the billing and cash receipts for construction work at military bases during the three months ended March 31, 2014. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refund amounts were received during the same period of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $20.6 million for the three months ended March 31, 2014 as compared to $18.4 million for the same period in 2013, which is consistent with GSWC’s capital investment program.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  The Company may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the proceeds from issuance of Common Shares and stock option exercises and short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash provided by financing activities was $16.4 million for the three months ended March 31, 2014 as compared to $3.3 million used for the same period in 2013 due primarily to an increase in short-term borrowings from Registrant's revolving credit facility to fund operations in the contracted services business. This increase was partially offset by a decrease in cash receipts from advances and contributions in aid of construction. During the first quarter of 2013, funding was received in relation to fluoridation projects being completed by GSWC. GSWC did not receive any similar large funding during the first quarter of 2014. AWR also increased the dividend payment as compared to the first quarter of 2013.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged customers.  As of March 31, 2014, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014.

GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $37.9 million for the three months ended March 31, 2014 as compared to $31.4 million for the same period in 2013.  This increase was mainly due to CPUC-approved water rate increases implemented in May 2013 and the collection of various surcharges implemented during mid-2013 in connection with the net WRAM under-collection and balances approved for recovery by the CPUC in May 2013 in connection with the water GRC. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refund amounts were received during the same period of 2014. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $19.4 million for the three months ended March 31, 2014 as compared to $18.1 million for the same period in 2013. The increase in cash paid for capital expenditures is consistent with GSWC's capital improvement plan. During 2014, GSWC's capital expenditures are estimated to be approximately $80 - $90 million. During the three months ended March 31, 2014, GSWC incurred $13.4 million in capital expenditures, excluding work funded by others. GSWC also received an interest bearing note from AWR during 2013. As of March 31, 2014, there was no amount outstanding under this note.

Cash Flows from Financing Activities:

Net cash used in financing activities was $12.8 million for the three months ended March 31, 2014 as compared to cash used of $3.7 million for the same period in 2013.  The increase in cash used in financing activities was due to an increase in dividends paid by GSWC to AWR during the first quarter of 2014. There was also a decrease in cash receipts from advances and contributions in aid of construction. During the first quarter of 2013, funding was received in relation to fluoridation projects being completed by GSWC, with no similar large funding received for the same period of 2014.

ASUS
ASUS funds its operating expenses primarily through internal operating sources and investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations and Other Commitments

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases, are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed. In addition to contractual maturities, Registrant has certain debt instruments that contain an annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual principal and interest payments are generally made from cash flow from operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year-ended December 31, 2013 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.  In addition, higher allocated expenses from the corporate office and ASUS headquarters are being addressed as part of the price redeterminations.

In August 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration."  ASUS did not see any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the on-going effects of sequestration have been mitigated through the passage of a fiscal year 2014-15 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt ceiling limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, a possible delay in the timing of payments from the U.S. government, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
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

•
FBWS - A filing to operate and maintain an additional area at Fort Bliss was finalized in the fourth quarter of 2013 with an annual increase in operations and maintenance fees of approximately $815,000 effective in November 2013. Negotiations for an annual increase in renewal & replacement fees in connection with this area are ongoing and are expected to be completed in the second quarter of 2014.

•
TUS - The second and third price redeterminations and applicable inventory true-up for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  Resolution of the second and third redeterminations and inventory true-up is expected in the third quarter of 2014.

•
ODUS - The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012.  The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Both of these filings were revised and resubmitted to the U.S. government in January 2014.  The revised filings favorably resolved issues raised by DCAA in an audit report regarding fringe benefit loading rates in the initial filings.  These price redeterminations are expected to be resolved in the third quarter of 2014.  An inventory true-up at Fort Eustis for the Balfour-Beatty housing inventory was also filed in the first quarter of 2014.  This filing is expected to be resolved in the fourth quarter of 2014.

•
PSUS - In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, the U.S. government approved an interim increase of 3.4%, retroactive to February 2010.  Based on negotiations, this redetermination filing was subsequently modified and re-submitted to the U.S. government in the first quarter of 2014 with a companion inventory true-up filing.  Resolution of these filings are expected during the fourth quarter of 2014.

•
ONUS - In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016.  DCAA has been requested to review certain aspects of this filing and is in the process of completing its review.  This price redetermination is expected to be resolved by the end of the second quarter of 2014.

In September 2012, ONUS received a contract modification for approximately $17.6 million for construction of water and sewer infrastructure at a new area in Fort Bragg.  A second modification received in January 2014 reduced the contract amount to approximately $16.5 million. Construction progress during 2013 was less than anticipated due to permitting delays outside the Company’s control which have now been resolved. The construction portion of this project is scheduled to be substantially complete by the second quarter of 2014.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed during the second quarter of 2014. A $12 million companion project to install backflow preventers was completed in December 2013.

In 2010, ONUS began work on a $58 million pipeline replacement capital project at Fort Bragg expected to be completed by the end of the second quarter of 2014.

Price redeterminations and equitable adjustments are expected to provide AWR the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.

Regulatory Matters

Recent Changes in Rates
The CPUC has approved second-year rate increases effective January 1, 2014. These increases are expected to generate an additional $1.6 million in revenues for 2014 as compared to adopted revenues in 2013. Second year rate increases are based on an earnings test and inflation factors.

Pending General Rate Case Requests
GSWC intends to file a general rate case for all of GSWC’s water regions and the general office in July 2014. GSWC expects these rates to become effective in January 2016.

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC, which included recommendations for BVES to record a $2.0 million retroactive ratemaking proposal to increase BVES’ accumulated depreciation balance, and for one-half of deferred rate case costs to be borne by shareholders, rather than entirely by customers, as has been authorized by the CPUC in prior rate cases.  As of March 31, 2014, GSWC had a $1.6 million regulatory asset representing deferred rate case costs for the current BVES general rate case, which the CPUC has historically allowed utilities to recover. At this time, GSWC does not believe a potential loss is probable. As a result, no provision for loss has been recorded in the financial statements as of March 31, 2014 related to these matters.
BVES has been in settlement negotiations with all of the parties involved in this general rate case. Those negotiations have resulted in an agreement in principle and BVES anticipates that a settlement agreement will be filed with the CPUC during the second quarter. A final decision from the CPUC is expected in late 2014. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

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
GSWC was scheduled to file its next cost of capital application in 2014. However, in January 2014, GSWC, along with other investor-owned California water companies, requested that the CPUC permit them to postpone their applications until March 31, 2015. The CPUC approved the request in February 2014, allowing each to continue using the rates of return most recently approved. As part of the CPUC's approval, the water companies agreed to forgo filing a cost of capital adjustment mechanism this year in the event that the WCCM mechanism is triggered. Based upon the interest rates through March 31, 2014, a triggering of the WCCM is not considered likely.

Procurement Audits
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently underway. At this time, management cannot predict the outcome of these audits or determine an estimated loss or range of loss, if any, resulting from these audits.
Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2013 for a detailed discussion of other regulatory matters.

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
In August 2013, the California Department of Public Health (CDPH) proposed a maximum contaminant level ("MCL") for hexavalent chromium (chromium-6) of 0.010 milligram per liter.  The 45-day public comment period for this proposed MCL was closed on October 11, 2013.  On April 15, 2014, after reviewing and addressing all the comments, the CDPH determined to maintain the proposed chromium-6 MCL at 0.010 mg/L. In the absence of any major delays, an enforceable MCL is anticipated to be established on July 1, 2014.  At the proposed level of 0.010 milligram per liter, the impact to GSWC is not considered significant based on historical data.  At this time, Registrant is unable to predict the outcome of future monitoring results, and thus the impact, of the final MCL.

In January 2014, California Governor Edmund G. Brown, Jr. made an executive decision to transfer the Drinking Water Program currently within the Department of Public Health to the State Water Resources Control Board. The transfer will officially take effect on July 1, 2014. At this time, the Registrant cannot predict the future impact of this government reorganization.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2013 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2013 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2013.

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

Every year, the California Department of Water Resources (“DWR”) establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions.  In April 2014, DWR increased the water allocation from zero to 5% of state contractor requests. Low water allocations from the State Water Project results in more reliance on water from other sources such as the Colorado River, and other sources, to meet MWD members’ needs.

Climate Outlook and Impacts of Low Precipitation on Groundwater Supplies
On January 17, 2014, California Governor Edmund G. Brown, Jr. declared a drought state of emergency for California after the state experienced the driest year in recorded state history and the third consecutive year of below average precipitation and snowfall throughout the state. In response, GSWC has asked its customers to voluntarily reduce their water usage by 20%. Recent electronic readings show mountain snowpack at only 16% of average. If dry conditions continue, GSWC may implement mandatory water rationing to its customers. Also, in the event of water supply shortages, GSWC would need to transport additional water from other areas, increasing the cost of water supply. These additional costs would result in higher costs to customers which, taken together with mandatory water rationing, may lead to customer criticism and harm to GWC's reputation.
Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. Should dry conditions persist through the remainder of 2014, areas served by these smaller basins may experience future mandatory conservation measures. One of these areas is the Nipomo Mesa of the Santa Maria Groundwater Basin. As part of the Santa Maria Adjudication, the Nipomo Mesa Management Area Technical Group evaluates spring groundwater levels and determines whether drought conditions exist. The 2013 Spring Nipomo Key Well Index was reported to be within “Potentially Severe” and just above “Severe Water Shortage Conditions.” If dry conditions continue, it is anticipated that the index may cross over into the “Severe Water Shortage Condition” level during the spring of 2014, possibly leading to additional water use restrictions.

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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2013, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2013 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during the first quarter of 2014.  The following table provides information about repurchases of common shares by AWR during the first quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
January 1 - 31, 2014	71,213		$28.55	—	NA
February 1 – 28, 2014	81,483		$27.82	—	NA
March 1 - 31, 2014	7,058		$30.56	—	NA
Total	159,754	(2)	$28.27	—	NA	(3)

(1)         None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)        Of this amount, 148,000 Common Shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan.  The remainder of the Common Shares were acquired on the open market for participants in the Company’s Common Share Purchase and Dividend Reinvestment Plan.
(3)         None of these plans contain a maximum number of common shares that may be purchased in the open market under the plans.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a)       On May 5, 2014, AWR's Board of Directors approved a quarterly dividend of $0.2025 per share on the Common Shares of the Company. Dividends on the Common Shares will be paid on June 2, 2014 to shareholders of record at the close of business on May 16, 2014.

(b) There have been no material changes during the first quarter of 2014 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.12
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 27, 2014

10.13	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (2)

10.14
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

10.16	Form of Directors Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2006 (2)

10.17
Water Sale Agreement dated as of January 31, 2006 between Natomas Central Mutual Water Company and American States Utility Services, Inc. incorporated by reference to Exhibit 9.01 to Registrant's Form 8-K filed February 3, 2006

10.18
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

10.21	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2014 (2)

10.22
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated for stock options granted prior to January 1, 2011 herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed May 23, 2008 (2)

10.23	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.24	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.25	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.26	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.27	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009(2)

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

10.30	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.31	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.32	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.33	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 15, 2013 (2)

10.34	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (2)

10.35	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 24, 2013 (2)

10.36	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.37	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.38	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 6, 2014