Form 10-Q
period 2014-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2014-08-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014
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
As of August 4, 2014, the number of Common Shares outstanding, of American States Water Company was 38,709,657 shares. As of August 4, 2014, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•	Our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•	The impact of increasing opposition to GSWC rate increases on our ability to recover our costs through rates and the threat of condemnation of our service territories on the size of our customer base

•	Our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure

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

•	Adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices

•	Our electric operation's ability to comply with the CPUC’s renewable energy procurement requirements

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

•
Termination, in whole or in part, of one or more of our Military Utility Privatization Subsidiaries' contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Property, Plant and Equipment
Regulated utility plant, at cost	$1,463,130	$1,443,623
Non-utility property, at cost	10,895	9,519
Total	1,474,025	1,453,142
Less - Accumulated depreciation	(485,357)	(471,665)
Net property, plant and equipment	988,668	981,477

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	16,118	15,806
Total other property and investments	17,234	16,922

Current Assets
Cash and cash equivalents	77,849	38,226
Accounts receivable — customers (less allowance for doubtful accounts of $786 in 2014 and $755 in 2013)	25,181	23,829
Unbilled revenue	20,151	18,552
Receivable from the U.S. government	3,615	7,106
Other accounts receivable (less allowance for doubtful accounts of $363 in 2014 and $432 in 2013)	4,235	4,914
Income taxes receivable	521	9,214
Materials and supplies, at average cost	3,671	4,558
Regulatory assets — current	13,607	27,676
Prepayments and other current assets	4,542	2,481
Costs and estimated earnings in excess of billings on uncompleted contracts	33,678	45,508
Deferred income taxes — current	10,800	9,553
Total current assets	197,850	191,617

Regulatory and Other Assets
Regulatory assets	99,698	95,005
Costs and estimated earnings in excess of billings on uncompleted contracts	7,344	7,823
Receivable from the U.S. government	2,976	3,104
Other	13,322	14,235
Total regulatory and other assets	123,340	120,167

Total Assets	$1,327,092	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Capitalization
Common shares, no par value	$254,610	$253,961
Earnings reinvested in the business	240,571	238,443
Total common shareholders’ equity	495,181	492,404
Long-term debt	310,912	326,079
Total capitalization	806,093	818,483

Current Liabilities
Long-term debt — current	21,291	6,298
Accounts payable	45,417	49,787
Income taxes payable	2,808	507
Accrued other taxes	7,978	9,802
Accrued employee expenses	9,969	10,801
Accrued interest	3,894	3,897
Billings in excess of costs and estimated earnings on uncompleted contracts	14,553	6,852
Dividends payable	8,260	—
Other	13,331	12,962
Total current liabilities	127,501	100,906

Other Credits
Advances for construction	68,394	69,332
Contributions in aid of construction - net	115,660	114,916
Deferred income taxes	159,149	159,506
Unamortized investment tax credits	1,745	1,790
Accrued pension and other postretirement benefits	41,664	38,726
Other	6,886	6,524
Total other credits	393,498	390,794

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,327,092	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2014	2013
Operating Revenues
Water	$86,232	$84,069
Electric	8,328	8,397
Contracted services	21,081	28,229
Total operating revenues	115,641	120,695

Operating Expenses
Water purchased	16,263	16,670
Power purchased for pumping	2,570	2,332
Groundwater production assessment	4,853	3,823
Power purchased for resale	1,988	2,828
Supply cost balancing accounts	(106)	(377)
Other operation	7,085	6,519
Administrative and general	19,407	18,113
Depreciation and amortization	10,525	9,768
Maintenance	4,327	4,913
Property and other taxes	3,965	3,748
ASUS construction	13,764	19,064
Total operating expenses	84,641	87,401

Operating Income	31,000	33,294

Other Income and Expenses
Interest expense	(5,778)	(5,768)
Interest income	123	140
Other, net	271	84
Total other income and expenses	(5,384)	(5,544)

Income from operations before income tax expense	25,616	27,750

Income tax expense	10,262	11,148

Net Income	$15,354	$16,602

Weighted Average Number of Common Shares Outstanding	38,781	38,612
Basic Earnings Per Common Share	$0.39	$0.43

Weighted Average Number of Diluted Shares	39,001	38,692
Fully Diluted Earnings Per Common Share	$0.39	$0.43

Dividends Paid Per Common Share	$0.2025	$0.1775

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013
Operating Revenues
Water	$156,989	$153,302
Electric	18,784	19,131
Contracted services	41,813	58,814
Total operating revenues	217,586	231,247

Operating Expenses
Water purchased	27,487	27,402
Power purchased for pumping	4,534	3,971
Groundwater production assessment	8,393	7,010
Power purchased for resale	4,687	6,508
Supply cost balancing accounts	712	994
Other operation	14,032	11,973
Administrative and general	39,591	36,020
Depreciation and amortization	21,055	19,584
Maintenance	7,816	8,847
Property and other taxes	8,290	7,896
ASUS construction	27,221	39,797
Net gain on sale of property	—	(12)
Total operating expenses	163,818	169,990

Operating Income	53,768	61,257

Other Income and Expenses
Interest expense	(11,405)	(11,546)
Interest income	235	327
Other, net	396	426
Total other income and expenses	(10,774)	(10,793)

Income from operations before income tax expense	42,994	50,464

Income tax expense	16,619	20,397

Net Income	$26,375	$30,067

Weighted Average Number of Common Shares Outstanding	38,764	38,570
Basic Earnings Per Common Share	$0.68	$0.77

Weighted Average Number of Diluted Shares	38,974	38,648
Fully Diluted Earnings Per Common Share	$0.67	$0.77

Dividends Paid Per Common Share	$0.405	$0.355

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$26,375	$30,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,552	20,052
Provision for doubtful accounts	604	437
Deferred income taxes and investment tax credits	(1,653)	5,789
Stock-based compensation expense	1,399	1,135
Other — net	69	(159)
Changes in assets and liabilities:
Accounts receivable — customers	(1,907)	(8,339)
Unbilled revenue	(1,599)	(3,984)
Other accounts receivable	1,543	(221)
Receivable from the U.S. government	3,619	7,244
Materials and supplies	887	(772)
Prepayments and other current assets	(2,061)	202
Regulatory assets — supply cost balancing accounts	712	994
Costs and estimated earnings in excess of billings on uncompleted contracts	12,309	(16,855)
Other assets (including other regulatory assets)	8,120	(14,307)
Accounts payable	1,019	5,979
Income taxes receivable/payable	10,994	14,472
Billings in excess of costs and estimated earnings on uncompleted contracts	7,701	(10,273)
Accrued pension and other postretirement benefits	3,125	3,733
Other liabilities	(1,928)	(1,574)
Net cash provided	90,880	33,620

Cash Flows From Investing Activities:
Construction expenditures	(35,620)	(41,189)
Other investments	(195)	(200)
Proceed from sale of property	—	12
Net cash used	(35,815)	(41,377)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and stock option exercises	219	1,832
Repurchase of common shares	(306)	—
Receipt of advances for and contributions in aid of construction	4,174	8,283
Refunds on advances for construction	(2,518)	(2,712)
Repayments of long-term debt	(174)	(109)
Proceeds from issuance of long-term debt	—	60
Dividends paid	(15,699)	(13,684)
Other — net	(1,138)	(874)
Net cash used	(15,442)	(7,204)
Net change in cash and cash equivalents	39,623	(14,961)
Cash and cash equivalents, beginning of period	38,226	23,486
Cash and cash equivalents, end of period	$77,849	$8,525

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Utility Plant
Utility plant, at cost	$1,463,130	$1,443,623
Less - Accumulated depreciation	(479,444)	(466,329)
Net utility plant	983,686	977,294

Other Property and Investments	13,971	13,653

Current Assets
Cash and cash equivalents	43,239	37,875
Accounts receivable-customers (less allowance for doubtful accounts of $786 in 2014 and $755 in 2013)	25,181	23,829
Unbilled revenue	20,151	18,552
Inter-company receivable	382	718
Other accounts receivable (less allowance for doubtful accounts of $354 in 2014 and $359 in 2013)	2,226	3,570
Income taxes receivable from Parent	—	9,704
Note receivable from Parent	—	500
Materials and supplies, at average cost	2,472	1,859
Regulatory assets — current	13,607	27,676
Prepayments and other current assets	3,733	2,218
Deferred income taxes — current	9,618	8,573
Total current assets	120,609	135,074

Regulatory and Other Assets
Regulatory assets	99,698	95,005
Other accounts receivable	—	913
Other	11,483	11,442
Total regulatory and other assets	111,181	107,360

Total Assets	$1,229,447	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2014	December 31, 2013
Capitalization
Common shares, no par value	$233,986	$233,721
Earnings reinvested in the business	200,635	203,892
Total common shareholder’s equity	434,621	437,613
Long-term debt	310,912	326,079
Total capitalization	745,533	763,692

Current Liabilities
Long-term debt — current	21,291	6,298
Accounts payable	35,103	37,611
Income taxes payable to Parent	913	—
Accrued other taxes	7,698	9,299
Accrued employee expenses	8,712	9,536
Accrued interest	3,894	3,897
Other	13,220	12,880
Total current liabilities	90,831	79,521

Other Credits
Advances for construction	68,394	69,332
Contributions in aid of construction — net	115,660	114,916
Deferred income taxes	158,877	158,994
Unamortized investment tax credits	1,745	1,790
Accrued pension and other postretirement benefits	41,664	38,726
Other	6,743	6,410
Total other credits	393,083	390,168

Commitments and Contingencies (Note 7)	—	—

Total Capitalization and Liabilities	$1,229,447	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Three Months Ended June 30, 2014
(in thousands)	2014	2013
Operating Revenues
Water	$86,232	$84,069
Electric	8,328	8,397
Total operating revenues	94,560	92,466

Operating Expenses
Water purchased	16,263	16,670
Power purchased for pumping	2,570	2,332
Groundwater production assessment	4,853	3,823
Power purchased for resale	1,988	2,828
Supply cost balancing accounts	(106)	(377)
Other operation	6,448	5,842
Administrative and general	16,424	15,166
Depreciation and amortization	10,232	9,484
Maintenance	3,783	4,365
Property and other taxes	3,530	3,375
Total operating expenses	65,985	63,508

Operating Income	28,575	28,958

Other Income and Expenses
Interest expense	(5,721)	(5,726)
Interest income	113	140
Other, net	272	85
Total other income and expenses	(5,336)	(5,501)

Income from operations before income tax expense	23,239	23,457

Income tax expense	9,783	9,643

Net Income	$13,456	$13,814

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating Revenues
Water	$156,989	$153,302
Electric	18,784	19,131
Total operating revenues	175,773	172,433

Operating Expenses
Water purchased	27,487	27,402
Power purchased for pumping	4,534	3,971
Groundwater production assessment	8,393	7,010
Power purchased for resale	4,687	6,508
Supply cost balancing accounts	712	994
Other operation	12,804	10,639
Administrative and general	33,409	29,400
Depreciation and amortization	20,472	19,006
Maintenance	6,844	7,858
Property and other taxes	7,426	7,091
Total operating expenses	126,768	119,879

Operating Income	49,005	52,554

Other Income and Expenses
Interest expense	(11,332)	(11,474)
Interest income	222	318
Other, net	396	427
Total other income and expenses	(10,714)	(10,729)

Income from operations before income tax expense	38,291	41,825

Income tax expense	15,488	17,306

Net Income	$22,803	$24,519

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$22,803	$24,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,969	19,474
Provision for doubtful accounts	667	411
Deferred income taxes and investment tax credits	(1,219)	5,868
Stock-based compensation expense	973	835
Other — net	34	(17)
Changes in assets and liabilities:
Accounts receivable — customers	(1,907)	(8,339)
Unbilled revenue	(1,599)	(3,984)
Other accounts receivable	2,145	1,186
Materials and supplies	(613)	(33)
Prepayments and other current assets	(1,515)	567
Regulatory assets — supply cost balancing accounts	712	994
Other assets (including other regulatory assets)	8,124	(14,262)
Accounts payable	2,968	5,166
Inter-company receivable/payable	336	(2,637)
Income taxes receivable/payable from/to Parent	10,617	12,495
Accrued pension and other postretirement benefits	3,125	3,733
Other liabilities	(1,756)	(1,358)
Net cash provided	64,864	44,618

Cash Flows From Investing Activities:
Construction expenditures	(34,331)	(41,021)
Note receivable from AWR parent	(8,300)	(9,200)
Receipt of payment of note receivable from AWR parent	8,800	—
Other investments	(195)	(200)
Net cash used	(34,026)	(50,421)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,174	8,283
Refunds on advances for construction	(2,518)	(2,712)
Proceeds from the issuance of long-term debt	—	60
Repayments of long-term debt	(174)	(109)
Dividends paid	(26,000)	(13,600)
Other — net	(956)	(708)
Net cash used	(25,474)	(8,786)

Net change in cash and cash equivalents	5,364	(14,589)
Cash and cash equivalents, beginning of period	37,875	22,578
Cash and cash equivalents, end of period	$43,239	$7,989

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 257,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and six months ended June 30, 2014 and 2013. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, in matters including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of June 30, 2014, AWR had no amounts outstanding to GSWC under this Note.

GSWC and ASUS provide and receive various services to and from their parent, AWR, and among themselves. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC.  Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of June 30, 2014 and December 31, 2013.

Notes Payable to Banks: On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by the Company, and update certain representations and covenants in the credit agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  The Company may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. As of June 30, 2014, there were no borrowings outstanding under this credit facility.
Long-term debt: In June 2014, GSWC issued a notice of redemption of its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A also due 2023. On July 15, 2014, these notes were redeemed and; accordingly, are included on the balance sheet as of June 30, 2014 in the current portion of long-term debt. The notes were redeemed at a price of 100% of the outstanding principal amount of the Notes, plus interest.
Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $975,000 and $947,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million million for the six months ended June 30, 2014 and 2013. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts with the U.S. government.  The non-income tax assessments are accounted for on a gross basis and totaled $157,000 and $169,000 during the three months ended June 30, 2014 and 2013, respectively, and $306,000 and $331,000 for the six months ended June 30, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board issued updated accounting guidance on revenue recognition. The updated guidance includes specific steps required to recognize revenue on contracts with customers. For Registrant, the updated guidance is effective for reporting periods beginning after December 15, 2016. Registrant is currently evaluating the impact of this guidance, but does not expect it to have a material impact on its consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued updated accounting guidance on share-based compensation.  The update includes explicit guidance on how to account for share-based payment awards whereby a performance target could be achieved after an employee completes the requisite service period.  For Registrant, the updated guidance is effective for reporting periods beginning after December 15, 2015.  Registrant is currently evaluating the impact of this guidance, but does not expect it to have a material impact on its consolidated financial statements.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2014, Registrant had approximately $35.7 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $15.0 million relates to the underfunding of pension and other post-retirement obligations and $16.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	June 30, 2014	December 31, 2013
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$17,543	$16,345
Base Revenue Requirement Adjustment Mechanism	9,966	8,725
Costs deferred for future recovery on Aerojet case	14,302	14,763
Pensions and other post-retirement obligations (Note 6)	18,568	20,241
Flow-through taxes, net (Note 5)	16,201	16,189
Low income rate assistance balancing accounts	9,747	9,979
General rate case memorandum accounts	9,868	15,645
Other regulatory assets	20,066	25,086
Various refunds to customers	(2,956)	(4,292)
Total	$113,305	$122,681

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2013 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2013.

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM, net of the MCBA balances, as of December 31, 2013.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  For the three months ended June 30, 2014 and 2013, surcharges of approximately $4.5 million and $7.1 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts, and surcharges (net of surcredits) of approximately $6.4 million and $10.6 million were billed to customers during the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, GSWC has a net aggregated regulatory asset of $17.5 million which is comprised of a $15.8 million under-collection in the WRAM accounts and $1.7 million under-collection in the MCBA accounts.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which adjusts certain revenues to adopted levels.  Pending a final decision on the BVES general rate case, the 2013 and 2014 BRRAM balances have been recorded using 2012 adopted levels authorized by the CPUC. As of June 30, 2014, GSWC had a regulatory asset of $10.0 million under-collection in the BRRAM.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of June 30, 2014, there is an aggregate $9.9 million in the general rate case memorandum accounts, $5.8 million of which is for retroactive rate increases effective January 1, 2013 as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case. Surcharges ranging from 12 to 24 months, with the majority being 12 months, were implemented during the third quarter of 2013 to recover the retroactive adopted revenues related to the May 2013 CPUC decision.

Other Regulatory Matters:

CPUC Approval to Serve New Area:
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity application granting GSWC approval to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure, groundwater wells, a water treatment plant and storage facilities to serve retail, industrial and approximately 17,000 residential customers at final build out. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County.
CPUC Rehearing Matter:
In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC's November 2010 decision, GSWC recorded a $2.2 million pretax charge during 2010, which included a disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers. In March 2013, GSWC and the Office of Ratepayer Advocates ("ORA") reached a settlement agreement.  In March 2013, GSWC filed for CPUC approval of the settlement agreement. The settlement agreement, if approved, will resolve all issues arising from the rehearing. As a result of the settlement agreement reached in March 2013, GSWC recorded a pretax charge during 2012 totaling $416,000 for an additional disallowance of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers.
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
 BVES General Rate Case:
In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC, which included recommendations for BVES to record a retroactively ratemaking increase to its accumulated depreciation balance, and to write-off one-half of its deferred rate case costs. On May 7, 2014, GSWC filed a settlement agreement with the CPUC that has been reached with all parties involved in the BVES general rate case. The settlement agreement, if approved, would resolve all matters in the pending electric rate case for rates in years 2013 through 2016. As a result of this settlement, GSWC does not believe any loss is probable with respect to ORA's recommendations; therefore, no provision for loss has been recorded in the financial statements as of June 30, 2014. A final decision from the CPUC is expected in late 2014. The settlement, once approved, will not have a significant impact on GSWC's financial statements. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income	$15,354	$16,602	$26,375	$30,067
Less: (a) Distributed earnings to common shareholders	7,853	6,854	15,699	13,693
Distributed earnings to participating securities	47	95	87	181
Undistributed earnings	7,454	9,653	10,589	16,193

(b) Undistributed earnings allocated to common shareholders	7,411	9,522	10,530	15,982
Undistributed earnings allocated to participating securities	43	131	59	211

Total income available to common shareholders, basic (a)+(b)	$15,264	$16,376	$26,229	$29,675

Weighted average Common Shares outstanding, basic	38,781	38,612	38,764	38,570

Basic earnings per Common Share	$0.39	$0.43	$0.68	$0.77

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options granted under Registrant’s 2000 and 2008 Stock Incentive Plans, the 2003 Non-Employee Directors Plan, and net income. At June 30, 2014 and 2013, there were 245,784 and 281,668 options outstanding, respectively, under these Plans. At June 30, 2014 and 2013, there were also 239,226 and 260,906 restricted stock units outstanding, respectively, under these plans and the 2013 Non-Employee Directors Plan.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Common shareholders earnings, basic	$15,264	$16,376	$26,229	$29,675
Undistributed earnings for dilutive stock options	43	—	59	—
Total common shareholders earnings, diluted	$15,307	$16,376	$26,288	$29,675

Weighted average common shares outstanding, basic	38,781	38,612	38,764	38,570
Stock-based compensation (1)	220	80	210	78
Weighted average common shares outstanding, diluted	39,001	38,692	38,974	38,648

Diluted earnings per Common Share	$0.39	$0.43	$0.67	$0.77

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 245,784 and 281,668 stock options at June 30, 2014 and 2013, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 239,226 and 260,906 restricted stock units at June 30, 2014 and 2013, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2014 and 2013.

No stock options outstanding at June 30, 2014 had an exercise price greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2014. There were no stock options outstanding at June 30, 2014 or 2013 that were anti-dilutive.

During the six months ended June 30, 2014 and 2013, Registrant issued 70,573 and 208,986 Common Shares, for approximately $219,000 and $1,832,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans. In addition, Registrant purchased 192,188 and 481,224 common shares on the open market during the six months ended June 30, 2014 and 2013, respectively, under Registrant’s 401(k) Plan and the DRP. On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing the Company to repurchase up to 1.25 million shares of the Company's common shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased an additional 9,300 common shares on the open market in the second quarter of 2014.

During the three months ended June 30, 2014 and 2013, AWR paid quarterly dividends of approximately $7.9 million, or $0.2025 per share, and $6.8 million, or $0.1775 per share, respectively. During the six months ended June 30, 2014 and 2013 AWR paid quarterly dividends to shareholders of approximately $15.7 million, or $0.405 per share, and $13.7 million, or $0.355 per share, respectively.

On May 19, 2014, AWR's Board of Directors declared and approved a 5.2% increase in AWR's third quarter cash dividend from $0.2025 to $0.2130 per share on the common shares of the Company. Dividends on the common shares will be payable on September 2, 2014 to shareholders of record at the close of business on August 15, 2014.

Note 4 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $7.2 million as of June 30, 2014. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets. As a result of the expiration in November 2013 of BVES's purchased power contracts, Registrant has no derivative instruments as of June 30, 2014 and December 31, 2013.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2014 and December 31, 2013 have been determined using rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The interest rates used for the June 30, 2014 valuation increased as compared to December 31, 2013, decreasing the fair value of long-term debt as of June 30, 2014. Changes in the assumptions will produce differing results.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$332,203	$421,028	$332,377	$412,590

Note 5 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 42.1% and 41.1% for the three months ended June 30, 2014 and 2013, respectively and 40.4% and 41.4% for the six months ended June 30, 2014 and 2013, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.
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

Note 6 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three and six months ended June 30, 2014 and 2013 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$1,335	$1,620	$99	$106	$192	$201
Interest cost	1,845	1,723	130	113	154	129
Expected return on plan assets	(2,235)	(1,895)	(113)	(95)	—	—
Amortization of transition	—	—	104	105	—	—
Amortization of prior service cost (benefit)	29	30	(50)	(50)	40	40
Amortization of actuarial (gain) loss	(7)	729	(66)	—	35	85
Net periodic pension cost under accounting standards	967	2,207	104	179	421	455
Regulatory adjustment — deferred	449	(409)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,416	$1,798	$104	$179	$421	$455

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$2,822	$3,484	$198	$212	$384	$402
Interest cost	3,760	3,454	260	226	308	258
Expected return on plan assets	(4,450)	(3,788)	(226)	(190)	—	—
Amortization of transition	—	—	208	210	—	—
Amortization of prior service cost (benefit)	59	60	(100)	(100)	80	80
Amortization of actuarial (gain) loss	—	1,440	(132)	—	70	170
Net periodic pension cost under accounting standards	2,191	4,650	208	358	842	910
Regulatory adjustment — deferred	749	(919)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$2,940	$3,731	$208	$358	$842	$910

Registrant expects to contribute approximately $8.2 million to the pension plan during 2014.
Regulatory Adjustment:
In May 2013, the CPUC issued a final decision that authorized GSWC to establish a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2014, GSWC has a $3.6 million under-collection in the two-way pension balancing account included as part of the pension regulatory asset (Note 2).

Affordable Care Act:
In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until 2015. Registrant’s health care plan meets the current requirements of the Affordable Care Act for the majority of its employees. Registrant is evaluating alternatives to address those employees for which the plan may not currently meet the requirements. Registrant continues to assess the impact of the Affordable Care Act on its health care benefit costs, but does not expect it to have a material impact in the near future on Registrant's consolidated financial position, results of operations or cash flows.

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
Claremont System:
The City of Claremont ("Claremont" or "the City") located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In November 2012 and again in September 2013, Claremont made an offer to acquire GSWC’s water system servicing Claremont. GSWC rejected both offers and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain.
On July 31, 2014, the City passed a resolution calling for a special election to be held November 4, 2014 for the purpose of authorizing the issuance of $135.0 million in water revenue bonds by the City to finance the acquisition of the system. GSWC serves approximately 11,000 customers in Claremont.

Ojai System:
In April 2011, an organization called Ojai FLOW ("Friends of Locally Owned Water") started a local campaign for the Casitas Municipal Water District ("CMWD") to purchase GSWC’s Ojai water system.  In March 2013, CMWD passed resolutions authorizing the establishment of a Community Facilities District, an entity authorized pursuant to the Mello-Roos Community Facilities District Act of 1982 ("Mello-Roos Act") and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC filed a petition in the Superior Court, Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action. They contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether such a lawsuit would be permitted, the Court granted the motion for class certification.  On March 13, 2014, the Court denied GSWC's petition. On April 9, 2014, GSWC filed a Notice of Appeal. GSWC is unable to predict the outcome of the appeal at this time. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation:
     GSWC has been involved in environmental remediation and clean-up at a plant site ("Chadron Plant") that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Recent analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
  As of June 30, 2014, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2014, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continuation of current activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

	As Of And For The Three Months Ended June 30, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$86,232	$8,328	$21,081	$—	$115,641
Operating income	27,182	1,393	2,425	—	31,000
Interest expense, net	5,271	337	55	(8)	5,655
Utility plant	943,382	40,304	4,982	—	988,668
Depreciation and amortization expense (1)	9,634	598	293	—	10,525
Income tax expense (benefit)	9,374	409	923	(444)	10,262
Capital additions	14,327	208	554	—	15,089

	As Of And For The Three Months Ended June 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$84,069	$8,397	$28,229	$—	$120,695
Operating income (loss)	26,772	2,186	4,343	(7)	33,294
Interest expense, net	5,208	378	93	(51)	5,628
Utility plant	901,505	40,993	4,242	—	946,740
Depreciation and amortization expense (1)	8,909	575	284	—	9,768
Income tax expense (benefit)	8,821	822	1,628	(123)	11,148
Capital additions	22,263	647	—	—	22,910

	As Of And For The Six Months Ended June 30, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$156,989	$18,784	$41,813	$—	$217,586
Operating income (loss)	45,577	3,428	4,809	(46)	53,768
Interest expense, net	10,439	671	122	(62)	11,170
Utility plant	943,382	40,304	4,982	—	988,668
Depreciation and amortization expense (1)	19,197	1,275	583	—	21,055
Income tax expense (benefit)	14,332	1,156	1,746	(615)	16,619
Capital additions	33,651	680	1,289	—	35,620

	As Of And For The Six Months Ended June 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$153,302	$19,131	$58,814	$—	$231,247
Operating income (loss)	48,535	4,019	8,710	(7)	61,257
Interest expense, net	10,402	754	153	(90)	11,219
Utility plant	901,505	40,993	4,242	—	946,740
Depreciation and amortization expense (1)	17,839	1,167	578	—	19,584
Income tax expense (benefit)	15,762	1,544	3,294	(203)	20,397
Capital additions	40,141	880	168		41,189

(1)         Depreciation expense computed on GSWC’s transportation equipment of $225,000 and $218,000 for the three months ended June 30, 2014 and 2013, respectively, and $497,000 and $468,000 for the six months ended June 30, 2014 and 2013, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	June 30,
	2014	2013
Total utility plant	$988,668	$946,740
Other assets	338,424	366,246
Total consolidated assets	$1,327,092	$1,312,986

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

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget. However, these measures, which are not presented in accordance with generally accepted accounting principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the sections titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as new landscaping or irrigation requirements, recycling of water by the customer and purchases of recycled water by customers from other third parties; and capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and from its parent. Funds obtained by GSWC from its parent may be obtained by its parent from external sources in the capital markets, dividends or loans from its subsidiaries and through bank borrowings.

ASUS' revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, and construction (including renewal and replacement) of the water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from the U.S. government; the redetermination and equitable adjustment of prices under contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities.  ASUS' financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at additional military bases and for additional construction work at existing bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2014	6/30/2013	CHANGE
Water	$0.33	$0.33	$—
Electric	0.02	0.03	(0.01)
Contracted services	0.04	0.07	(0.03)
Consolidated diluted earnings per share, as reported	$0.39	$0.43	$(0.04)

For the three months ended June 30, 2014 and 2013, diluted earnings from the water segment were $0.33 per share. Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin of approximately $684,000, or $0.01 per share, due primarily to second-year rate increases approved by the CPUC. There was also an increase of $1.2 million in revenues with a corresponding increase in operating expenses, representing surcharges billed to customers during the three months ended June 30, 2014 to recover previously incurred costs. These surcharges had no impact on net earnings. Excluding these surcharges, overall operating expenses remained relatively unchanged as increases in depreciation expense was mostly offset by lower planned maintenance costs.

•
An increase in the effective tax rate, decreasing water earnings by $0.01 per share.   The change in the tax rate is primarily due to changes between book and taxable income from items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended June 30, 2014, diluted earnings from the electric segment were $0.02 per share as compared to $0.03 per share for the same period in 2013 due to a recovery of $834,000, or $0.01 per share, in the second quarter of 2013 for previously incurred costs associated with procuring renewable energy resources. There was no similar item in 2014. In February 2012, GSWC filed its electric general rate case for rates in years 2013 through 2016. In May 2014, GSWC along with all of the parties involved in this rate case filed a settlement agreement with the CPUC. A final decision from the CPUC is expected in late 2014. Pending a final decision on this general rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Diluted earnings from contracted services decreased by $0.03 per share during the second quarter of 2014 as compared to the same period in 2013, mainly as a result of an anticipated decrease in construction activity, primarily at the Fort Bliss and Fort Bragg military bases. Significant construction work was completed during 2013 at these military bases, with less work performed during 2014 as several large construction projects were either completed in 2013 or are now near completion. However, construction activity for the remainder of 2014 is expected to increase as compared to the first half of 2014. ASUS is also expecting various price redeterminations to be finalized in 2014 which could result in retroactive revenues in 2014.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2014	6/30/2013	CHANGE
Water	$0.54	$0.59	$(0.05)
Electric	0.04	0.04	—
Contracted services	0.08	0.14	(0.06)
AWR parent	0.01	—	0.01
Consolidated diluted earnings per share, as reported	$0.67	$0.77	$(0.10)

For the six months ended June 30, 2014, diluted earnings from the water segment were $0.54 per share, as compared to $0.59 per share for the same period of 2013.  In May 2013, the CPUC issued a final decision on GSWC's water rate case which approved, among other things, recovery of $3.1 million of previously incurred costs. The approval of these items increased earnings for the first six months of 2013 by $0.05 per share, with no similar item in 2014. Excluding this $0.05 per share impact, diluted earnings from the water segment were $0.54 per share for the first six months of 2014 and 2013. Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin, increasing earnings by $0.02 per share, due primarily to second-year rate increases approved by the CPUC. There was also an increase of approximately $2.4 million in revenues with a corresponding increase in operating expenses, representing surcharges billed to customers during the six months ended June 30, 2014 to recover previously incurred costs. These surcharges had no impact on net earnings.

•
Excluding supply costs, the one-time recovery of previously incurred costs and the impact of the $2.4 million surcharges discussed above, there was an increase in operating expenses of approximately $1.2 million, or $0.02 per share, primarily due to increases in chemical and water treatment costs, labor costs, bad debt expense, outside services costs and depreciation expense. These increases were partially offset by lower planned maintenance expense.

For the six months ended June 30, 2014 and 2013, diluted earnings from the electric segment were $0.04 per share. As previously discussed, the CPUC approved recovery of certain legal and outside service costs in May 2013 which increased earnings in the second quarter of 2013 by $0.01 per share, with no similar item in 2014. This was offset by a decrease in the electric effective income tax rate for the six months ended June 30, 2014, increasing earnings by $0.01 per share.

Diluted earnings from contracted services decreased by $0.06 per share as compared to the same period in 2013, mainly as a result of significant work completed during 2013, with less work performed during 2014 as several large projects are now near completion. There were also a decrease in renewal and replacement capital work. Construction activity for the remainder of 2014 is expected to increase as compared to the first half of 2014. The decrease in construction activity was partially offset by a decrease in outside services expense as compared to the same period in 2013.

The following discussion and analysis provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$86,232	$84,069	$2,163	2.6%
Electric	8,328	8,397	(69)	(0.8)%
Contracted services	21,081	28,229	(7,148)	(25.3)%
Total operating revenues	115,641	120,695	(5,054)	(4.2)%

OPERATING EXPENSES
Water purchased	16,263	16,670	(407)	(2.4)%
Power purchased for pumping	2,570	2,332	238	10.2%
Groundwater production assessment	4,853	3,823	1,030	26.9%
Power purchased for resale	1,988	2,828	(840)	(29.7)%
Supply cost balancing accounts	(106)	(377)	271	(71.9)%
Other operation	7,085	6,519	566	8.7%
Administrative and general	19,407	18,113	1,294	7.1%
Depreciation and amortization	10,525	9,768	757	7.7%
Maintenance	4,327	4,913	(586)	(11.9)%
Property and other taxes	3,965	3,748	217	5.8%
ASUS construction	13,764	19,064	(5,300)	(27.8)%
Total operating expenses	84,641	87,401	(2,760)	(3.2)%

OPERATING INCOME	31,000	33,294	(2,294)	(6.9)%

OTHER INCOME AND EXPENSES
Interest expense	(5,778)	(5,768)	(10)	0.2%
Interest income	123	140	(17)	(12.1)%
Other, net	271	84	187	222.6%
	(5,384)	(5,544)	160	(2.9)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	25,616	27,750	(2,134)	(7.7)%
Income tax expense	10,262	11,148	(886)	(7.9)%

NET INCOME	$15,354	$16,602	$(1,248)	(7.5)%

Basic earnings per Common Share	$0.39	$0.43	$(0.04)	(9.3)%

Fully diluted earnings per Common Share	$0.39	$0.43	$(0.04)	(9.3)%

Operating Revenues:

General

Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations are not granted in a timely manner, current operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water

For the three months ended June 30, 2014, revenues from water operations increased $2.2 million to $86.2 million.  The increase in water revenues is primarily due to a $1.2 million increase in surcharges during the three months ended June 30, 2014 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. There were also second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas.

Billed water consumption for the second quarter of 2014 decreased by approximately 6.1% as compared to the same period in 2013 due to conservation efforts. A change in consumption does not have a significant impact on revenues due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended June 30, 2014, revenues from electric operations were $8.3 million as compared to $8.4 million for the same period in 2013.  As previously discussed, pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Billed electric usage decreased by approximately 1.5% during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Due to the CPUC approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended June 30, 2014, revenues from contracted services were $21.1 million as compared to $28.2 million for the same period in 2013. This decrease was mainly due to lower overall construction activity. ASUS subsidiaries performed significant work on major capital projects at Fort Bliss and Fort Bragg during the first half of 2013, with less work performed on these significant projects during the same period in 2014, which are now complete or nearing completion.

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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.2% and 28.9% of total operating expenses for the three months ended June 30, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$86,232	$84,069	$2,163	2.6%
WATER SUPPLY COSTS:
Water purchased (1)	$16,263	$16,670	$(407)	(2.4)%
Power purchased for pumping (1)	2,570	2,332	238	10.2%
Groundwater production assessment (1)	4,853	3,823	1,030	26.9%
Water supply cost balancing accounts (1)	(1,303)	(764)	(539)	70.5%
TOTAL WATER SUPPLY COSTS	$22,383	$22,061	$322	1.5%
WATER GROSS MARGIN (2)	$63,849	$62,008	$1,841	3.0%
PERCENT MARGIN - WATER	74.0%	73.8%

ELECTRIC OPERATING REVENUES (1)	$8,328	$8,397	$(69)	(0.8)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$1,988	$2,828	$(840)	(29.7)%
Electric supply cost balancing accounts (1)	1,197	387	810	209.3%
TOTAL ELECTRIC SUPPLY COSTS	$3,185	$3,215	$(30)	(0.9)%
ELECTRIC GROSS MARGIN (2)	$5,143	$5,182	$(39)	(0.8)%
PERCENT MARGIN - ELECTRIC	61.8%	61.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(106,000) and $(377,000) for the three months ended June 30, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
 The overall actual percentages of purchased water for the three months ended June 30, 2014 and 2013 were 37.2% and 36.6%, respectively, as compared to the adopted percentages of approximately 34.6% and 36.1% respectively. The overall water gross margin percent was 74.0% in the second quarter of 2014 as compared to 73.8% for the same period of 2013. The increase in the overall water gross margin percent was due to a $1.2 million increase in surcharges during the three months ended June 30, 2014 to recover previously incurred costs approved by the CPUC, with a corresponding increase to operating expenses other than supply costs. As a result, this increase had no impact to net earnings. There was also CPUC-approved second year rate increases effective January 1, 2014.
 Purchased water costs for the three months ended June 30, 2014 decreased to $16.3 million as compared to $16.7 million for the same period in 2013 primarily due to a decrease in customer water usage, partially offset by increases in wholesale water costs.
 For the three months ended June 30, 2014 and 2013, the cost of power purchased for pumping was approximately $2.6 million and $2.3 million, respectively, primarily due to increases in pumped water and average electric costs. Groundwater production assessments increased $1.0 million due to additional assessments levied by government agencies as compared to the three months ended June 30, 2013.
The water supply cost balancing account decreased $539,000 during the three months ended June 30, 2014 as compared to the same period in 2013 due to higher than adopted supply costs, partially offset by a decrease in customer water usage.
For the three months ended June 30, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $2.0 million, as compared to $2.8 million for the three months ended June 30, 2013, due to a decrease in the average price per megawatt-hour (“MWh”) and a decrease in customer usage during the second quarter of 2014. The average price per MWh decreased from $67.78 per MWh for the three months ended June 30, 2013 to $45.08 for the same period in 2014.  Customer usage decreased 1.5% as compared to the three months ended June 30, 2013. The electric supply cost balancing account included in total supply costs increased by $810,000 due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2014 and 2013, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$5,792	$5,282	$510	9.7%
Electric Services	656	560	96	17.1%
Contracted Services	637	677	(40)	(5.9)%
Total other operation	$7,085	$6,519	$566	8.7%
     For the three months ended June 30, 2014, other operation expenses for water services increased by $510,000 primarily due to an increase of $122,000 in labor costs and $116,000 in bad debt expense. There was also a $209,000 increase in surcharges for recovery of costs previously incurred. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to other operation expense, having no impact on pretax operating income.
For the three months ended June 30, 2014, other operation expenses for electric services increased by $96,000 due to an increase in outside service costs related to operation of BVES's generating unit.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2014 and 2013, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$14,402	$13,701	$701	5.1%
Electric Services	2,022	1,465	557	38.0%
Contracted Services	2,983	2,940	43	1.5%
AWR (parent)	—	7	(7)	(100.0)%
Total administrative and general	$19,407	$18,113	$1,294	7.1%

For the three months ended June 30, 2014, administrative and general expenses for water services was $14.4 million as compared to $13.7 million for the same period in 2013. During the second quarter of 2014, there was a $685,000 increase in surcharges billed for recovery of various administrative and general costs previously incurred, as compared to the same period in 2013. As previously discussed, surcharges are recorded in revenue with a corresponding dollar amount recorded to administrative and general expenses, having no impact on pretax operating income.

For the three months ended June 30, 2014, administrative and general expenses for electric services increased by $557,000 as compared to the three months ended June 30, 2013. As previously discussed, in May 2013 the CPUC approved recovery of $834,000, or $0.01 per share, in legal and outside service costs in connection with the CPUC's renewables portfolio standard. There was no similar reduction during 2014. Excluding this item, administrative and general expenses for electric services decreased by $277,000 due primarily to decreases in pension expense and the allocation of general office expenses.

Depreciation and Amortization

For the three months ended June 30, 2014 and 2013, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$9,634	$8,909	$725	8.1%
Electric Services	598	575	23	4.0%
Contracted Services	293	284	9	3.2%
Total depreciation and amortization	$10,525	$9,768	$757	7.7%

For the three months ended June 30, 2014, depreciation and amortization expense for water and electric services increased overall by $748,000 to $10.2 million compared to $9.5 million for the three months ended June 30, 2013 due primarily to approximately $93.0 million of additions to utility plant during 2013.

Maintenance

For the three months ended June 30, 2014 and 2013, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$3,544	$4,182	$(638)	(15.3)%
Electric Services	239	183	56	30.6%
Contracted Services	544	548	(4)	(0.7)%
Total maintenance	$4,327	$4,913	$(586)	(11.9)%

Maintenance expense for water services decreased by $638,000 due to a higher level of planned maintenance in 2013. Planned maintenance expense for water services is expected to be lower in 2014 than in 2013.

Property and Other Taxes

For the three months ended June 30, 2014 and 2013, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$3,296	$3,161	$135	4.3%
Electric Services	234	214	20	9.3%
Contracted Services	435	373	62	16.6%
Total property and other taxes	$3,965	$3,748	$217	5.8%

Overall property and other taxes for the three months ended June 30, 2014 increased $217,000 due to increases in property taxes and franchise fees for the water and electric service segments, and payroll taxes for contracted services.

ASUS Construction

For the three months ended June 30, 2014, construction expenses for contracted services were $13.8 million, decreasing $5.3 million compared to the same period in 2013 due primarily to several major projects completed or nearing completion during 2014, as previously discussed.

Interest Expense

For the three months ended June 30, 2014 and 2013, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$5,381	$5,359	$22	0.4%
Electric Services	340	367	(27)	(7.4)%
Contracted Services	57	93	(36)	(38.7)%
AWR (parent)	—	(51)	51	(100.0)%
Total interest expense	$5,778	$5,768	$10	0.2%

Interest Income

For the three months ended June 30, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$110	$151	$(41)	(27.2)%
Electric Services	3	(11)	14	(127.3)%
Contracted Services	2	—	2	100.0%
AWR (parent)	8	—	8	100.0%
Total interest income	$123	$140	$(17)	(12.1)%

Other, net

For the three months ended June 30, 2014, other income increased by $187,000 due to higher gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan as compared to the same period in 2013.

Income Tax Expense

For the three months ended June 30, 2014 and 2013, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$9,374	$8,821	$553	6.3%
Electric Services	409	822	(413)	(50.2)%
Contracted Services	923	1,628	(705)	(43.3)%
AWR (parent)	(444)	(123)	(321)	261.0%
Total income tax expense	$10,262	$11,148	$(886)	(7.9)%

For the three months ended June 30, 2014, income tax expense for water and electric services increased slightly to $9.8 million compared to $9.6 million for the three months ended June 30, 2013 due to an increase in the effective income tax rate ("ETR").  The ETR for GSWC was 42.1% for the three months ended June 30, 2014 as compared to 41.1% applicable to the three months ended June 30, 2013. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended June 30, 2014, income tax expense for contracted services decreased to $923,000 as compared to $1.6 million for the three months ended June 30, 2013 due to a decrease in pretax income.  The ETR was 39.0% and 38.3% for the three months ended June 30, 2014 and 2013, respectively. The change in ETR was due to differences between book and taxable income related to deductions for certain construction activities.

Consolidated Results of Operations — Six Months Ended June 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$156,989	$153,302	$3,687	2.4%
Electric	18,784	19,131	(347)	(1.8)%
Contracted services	41,813	58,814	(17,001)	(28.9)%
Total operating revenues	217,586	231,247	(13,661)	(5.9)%

OPERATING EXPENSES
Water purchased	27,487	27,402	85	0.3%
Power purchased for pumping	4,534	3,971	563	14.2%
Groundwater production assessment	8,393	7,010	1,383	19.7%
Power purchased for resale	4,687	6,508	(1,821)	(28.0)%
Supply cost balancing accounts	712	994	(282)	(28.4)%
Other operation	14,032	11,973	2,059	17.2%
Administrative and general	39,591	36,020	3,571	9.9%
Depreciation and amortization	21,055	19,584	1,471	7.5%
Maintenance	7,816	8,847	(1,031)	(11.7)%
Property and other taxes	8,290	7,896	394	5.0%
ASUS construction	27,221	39,797	(12,576)	(31.6)%
Net gain on sale of property	—	(12)	12	(100.0)%
Total operating expenses	163,818	169,990	(6,172)	(3.6)%

OPERATING INCOME	53,768	61,257	(7,489)	(12.2)%

OTHER INCOME AND EXPENSES
Interest expense	(11,405)	(11,546)	141	(1.2)%
Interest income	235	327	(92)	(28.1)%
Other, net	396	426	(30)	(7.0)%
	(10,774)	(10,793)	19	(0.2)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	42,994	50,464	(7,470)	(14.8)%
Income tax expense	16,619	20,397	(3,778)	(18.5)%

NET INCOME	$26,375	$30,067	$(3,692)	(12.3)%

Basic earnings per Common Share	$0.68	$0.77	$(0.09)	(11.7)%

Fully diluted earnings per Common Share	$0.67	$0.77	$(0.10)	(13.0)%

Operating Revenues:

Water

For the six months ended June 30, 2014, revenues from water operations increased $3.7 million to $157.0 million.  The increase in water revenues is primarily due to an increase of approximately $2.4 million in surcharges during the six months ended June 30, 2014 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. There were also second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas.

Billed water consumption for the first six months of 2014 increased by approximately 1.2% as compared to the same period in 2013. A change in consumption does not have a significant impact on revenues due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the six months ended June 30, 2014, revenues from electric operations were $18.8 million as compared to $19.1 million for the same period in 2013.  As previously discussed, pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Billed electric usage decreased by approximately 5.3% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The winter experienced in California during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage in the Big Bear area than in the prior year. Due to the CPUC approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the six months ended June 30, 2014, revenues from contracted services were $41.8 million as compared to $58.8 million for the same period in 2013. This was due to a reduction in construction activity, including an anticipated reduction in renewal and replacement capital work at Fort Bliss and Fort Jackson. Overall construction activity at these and other ASUS subsidiaries is expected to increase during the remainder of 2014 as compared to the first six months of 2014; however, R&R construction will continue to vary from year-to-year over the remaining term of the 50-year contracts with the U.S. government. In addition, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss, Fort Jackson and Fort Bragg, resulting in less revenue during the first half of 2014 as compared to the same period in 2013.

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
Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.0% and 27.0% of total operating expenses for the six months ended June 30, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2014 and 2013 (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$156,989	$153,302	$3,687	2.4%
WATER SUPPLY COSTS:
Water purchased (1)	$27,487	$27,402	$85	0.3%
Power purchased for pumping (1)	4,534	3,971	563	14.2%
Groundwater production assessment (1)	8,393	7,010	1,383	19.7%
Water supply cost balancing accounts (1)	(2,174)	(561)	(1,613)	287.5%
TOTAL WATER SUPPLY COSTS	$38,240	$37,822	$418	1.1%
WATER GROSS MARGIN (2)	$118,749	$115,480	$3,269	2.8%
PERCENT MARGIN - WATER	75.6%	75.3%

ELECTRIC OPERATING REVENUES (1)	$18,784	$19,131	$(347)	(1.8)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$4,687	$6,508	$(1,821)	(28.0)%
Electric supply cost balancing accounts (1)	2,886	1,555	1,331	85.6%
TOTAL ELECTRIC SUPPLY COSTS	$7,573	$8,063	$(490)	(6.1)%
ELECTRIC GROSS MARGIN (2)	$11,211	$11,068	$143	1.3%
PERCENT MARGIN - ELECTRIC	59.7%	57.9%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $712,000 and $994,000 for the six months ended June 30, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the six months ended June 30, 2014 and 2013 were 35.4% and 35.1%, respectively, as compared to the adopted percentages of approximately 34.6% and 34.4%, respectively. The overall water gross margin percent was 75.6% for the six months ended June 30, 2014 as compared to 75.3% for the same period of 2013. The increase in the overall water gross margin percent was due primarily to the $2.4 million of surcharges during the six months ended June 30, 2014 to recover previously incurred costs approved by the CPUC. There was a corresponding increase to operating expenses. As a result, this increase had no impact to net earnings. In addition, there were second-year rate increases effective January 1, 2014.
 Purchased water costs for the six months ended June 30, 2014 increased slightly to $27.5 million as compared to $27.4 million for the same period in 2013 primarily due to increases in wholesale water costs and customer water usage as compared to the six months ended June 30, 2013.
 For the six months ended June 30, 2014 and 2013, the cost of power purchased for pumping was approximately $4.5 million and $4.0 million, respectively, primarily due to increases in pumped water and average electric costs. Groundwater production assessments increased $1.4 million due to additional assessments levied by government agencies as compared to the six months ended June 30, 2013.
The water supply cost balancing account decreased $1.6 million during the six months ended June 30, 2014 as compared to the same period in 2013 due to higher than adopted supply costs.

For the six months ended June 30, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $4.7 million, as compared to $6.5 million for the six months ended June 30, 2013, due to a decrease in the average price per MWh and a decrease in customer usage during the six months ended June 30, 2014. The average price per MWh decreased from $63.93 per MWh for the six months ended June 30, 2013 to $48.05 for the same period in 2014.  Customer usage decreased 5.3% as compared to the six months ended June 30, 2013. The electric supply cost balancing account included in total supply costs increased by $1.3 million due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the six months ended June 30, 2014 and 2013, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$11,484	$9,493	$1,991	21.0%
Electric Services	1,320	1,146	174	15.2%
Contracted Services	1,228	1,334	(106)	(7.9)%
Total other operation	$14,032	$11,973	$2,059	17.2%
     For the six months ended June 30, 2014, other operation expenses for water services increased by $2.0 million. As part of the CPUC's final decision on the water rate case approved in May 2013, during the first quarter of 2013 GSWC recorded a $1.0 million reduction in other operation expense as a result of the CPUC approval for recovery of certain previously expensed costs. There was no similar reduction in 2014. In addition, there were increases of $544,000 in chemical and water treatment costs and $243,000 in bad debt expense. Furthermore, there was a $387,000 increase in surcharges for recovery of costs previously incurred. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to other operation expense; having no impact on pretax operating income. All of these increases in other operation costs were partially offset by lower transportation costs.
For the six months ended June 30, 2014, other operation expenses for electric services increased by $174,000 due to an increase in outside services related to operation of BVES's generating unit.
For the six months ended June 30, 2014, other operation expenses for contracted services decreased by $106,000 due primarily to decreases in operation-related labor costs.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2014 and 2013, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$29,154	$25,580	$3,574	14.0%
Electric Services	4,255	3,820	435	11.4%
Contracted Services	6,136	6,613	(477)	(7.2)%
AWR (parent)	46	7	39	557.1%
Total administrative and general	$39,591	$36,020	$3,571	9.9%

For the six months ended June 30, 2014, administrative and general expenses for water services was $29.2 million as compared to $25.6 million for the same period in 2013. The $3.6 million increase is mainly the result of two items. First, during the first quarter of 2013, as part of the CPUC's final decision on the water rate case, GSWC recorded a $1.7 million reduction in administrative and general expenses as a result of the CPUC approval of recovery of certain previously expensed costs. There was no similar reduction in 2014. Secondly, during the six months ended June 30, 2014, there was an increase of approximately $1.6 million in surcharges billed for recovery of various administrative and general costs previously incurred, as compared to the same period in 2013. As previously discussed, surcharges are recorded in revenue with a corresponding dollar amount recorded to administrative and general expenses, having no impact on pretax operating income. Excluding the effect of these two items, administrative and general expenses for water services increased by approximately $274,000 during the first half of 2014 due to an increase in outside service costs.

For the six months ended June 30, 2014, administrative and general expenses for electric services increased by $435,000 as compared to the six months ended June 30, 2013. As previously discussed, in May 2013 the CPUC approved recovery of $834,000, or $0.01 per share, in legal and outside service costs related to compliance with the CPUC's renewables portfolio standard. There was no similar reduction during 2014. Excluding this item, administrative and general expenses for electric services decreased by $399,000 due primarily to decreases in outside service costs, pension expense and allocation of general office expenses.

For the six months ended June 30, 2014, administrative and general expenses for contracted services decreased by $477,000 primarily due to a decrease in legal and outside service costs, partially offset by an increase in labor costs.

Depreciation and Amortization

For the six months ended June 30, 2014 and 2013, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$19,197	$17,839	$1,358	7.6%
Electric Services	1,275	1,167	108	9.3%
Contracted Services	583	578	5	0.9%
Total depreciation and amortization	$21,055	$19,584	$1,471	7.5%

For the six months ended June 30, 2014, depreciation and amortization expense for water and electric services increased overall by $1.5 million to $20.5 million compared to $19.0 million for the six months ended June 30, 2013 due primarily to approximately $93.0 million of additions to utility plant during 2013.

Maintenance

For the six months ended June 30, 2014 and 2013, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$6,398	$7,434	$(1,036)	(13.9)%
Electric Services	446	424	22	5.2%
Contracted Services	972	989	(17)	(1.7)%
Total maintenance	$7,816	$8,847	$(1,031)	(11.7)%

Maintenance expense for water services decreased by $1.0 million due to a higher level of planned maintenance in 2013. Planned maintenance expense for water services is expected to be lower in 2014 than in 2013.

Property and Other Taxes

For the six months ended June 30, 2014 and 2013, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$6,941	$6,598	$343	5.2%
Electric Services	485	493	(8)	(1.6)%
Contracted Services	864	805	59	7.3%
Total property and other taxes	$8,290	$7,896	$394	5.0%

Property and other taxes for water services for the six months ended June 30, 2014 increased $343,000 due to increases in property taxes, franchise fees and payroll taxes.

ASUS Construction

For the six months ended June 30, 2014, construction expenses for contracted services were $27.2 million, decreasing $12.6 million compared to the same period in 2013 due primarily to lower construction activity, as previously discussed.

Interest Expense

For the six months ended June 30, 2014 and 2013, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$10,655	$10,724	$(69)	(0.6)%
Electric Services	677	750	(73)	(9.7)%
Contracted Services	126	155	(29)	(18.7)%
AWR (parent)	(53)	(83)	30	(36.1)%
Total interest expense	$11,405	$11,546	$(141)	(1.2)%

Overall, interest expense decreased by 1.2% due primarily to certain debt maturing in the fourth quarter of 2013.

Interest Income

For the six months ended June 30, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$216	$322	$(106)	(32.9)%
Electric Services	6	(4)	10	(250.0)%
Contracted Services	4	2	2	100.0%
AWR (parent)	9	7	2	28.6%
Total interest income	$235	$327	$(92)	(28.1)%

Other, net

For the six months ended June 30, 2014, other income decreased by $30,000 due to lower gains recorded on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan as compared to the same period in 2013.

Income Tax Expense

For the six months ended June 30, 2014 and 2013, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	$ CHANGE	% CHANGE
Water Services	$14,332	$15,762	$(1,430)	(9.1)%
Electric Services	1,156	1,544	(388)	(25.1)%
Contracted Services	1,746	3,294	(1,548)	(47.0)%
AWR (parent)	(615)	(203)	(412)	203.0%
Total income tax expense	$16,619	$20,397	$(3,778)	(18.5)%

For the six months ended June 30, 2014, income tax expense for water and electric services decreased to $15.5 million compared to $17.3 million for the six months ended June 30, 2013 due to a decrease in pretax income and a decrease in the ETR.  The ETR for GSWC was 40.4% for the six months ended June 30, 2014 as compared to 41.4% applicable to the six months ended June 30, 2013. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the six months ended June 30, 2014, income tax expense for contracted services decreased to $1.7 million as compared to $3.3 million for the six months ended June 30, 2013 due to a decrease in pretax income.  The ETR was 37.3% and 38.5% for the six months ended June 30, 2014 and 2013, respectively. The change in ETR was due to differences between book and taxable income related to deductions for certain construction activities.

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

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $200.6 million was available on June 30, 2014 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of June 30, 2014, there were no outstanding borrowings under this facility and $17.5 million of letters of credit outstanding.  As of June 30, 2014, AWR had $82.5 million available to borrow under the credit facility.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A, also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. GSWC plans to replace this $15 million with lower interest rate debt during the third quarter of 2014.

In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR and GSWC from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2013, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ positive” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During 2014, GSWC's capital expenditures are estimated to be approximately $80 - $85 million. During the six months ended June 30, 2014, GSWC incurred $26.9 million in capital expenditures, excluding work funded by others.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission ("SEC") for the sale from time to time of debt and equity securities. As of June 30, 2014, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR’s ability to pay cash dividends on its common shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On May 19, 2014, AWR's Board of Directors approved a 5.2% increase in AWR's third quarter cash dividend from $0.2025 to $0.2130 per share on the common shares of AWR. Dividends on the common shares will be payable on September 2, 2014 to shareholders of record at the close of business on August 15, 2014.

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
Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from ASUS and its subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and/or other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities was $90.9 million for the six months ended June 30, 2014 as compared to $33.6 million for the same period in 2013.  The increase in operating cash flow was primarily due to cash generated by contracted services due to the billing of and cash receipts for construction work at military bases during the six months ended June 30, 2014. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. In addition, there was also an increase in cash from operating activities at GSWC due to CPUC-approved water rate increases implemented in May 2013 and January 2014, and GSWC's collection of various surcharges implemented in mid-2013 in connection with the CPUC's final decision on the water general rate case ("GRC"). The CPUC approved recovery of previously incurred costs in this GRC. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refund amounts were received during 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $35.8 million for the six months ended June 30, 2014 as compared to $41.4 million for the same period in 2013, which is consistent with GSWC’s capital investment program.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  The Company may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the sale proceeds from, and repurchase of, common shares and stock option exercises and short-term and long-term debt; (ii) the repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on common shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $15.4 million for the six months ended June 30, 2014 as compared to $7.2 million used for the same period in 2013 due primarily to a decrease in cash receipts from advances and contributions in aid of construction. During the first six months of 2013, funding was received in relation to fluoridation projects being completed by GSWC. GSWC did not receive any similar large funding during the same period of 2014. AWR also increased the dividend payment as compared to the first six months of 2013.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers.  As of June 30, 2014, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014, at which time it is expected to be renewed.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. GSWC plans to replace this $15 million of debt with lower interest rate debt during the third quarter of 2014.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $64.9 million for the six months ended June 30, 2014 as compared to $44.6 million for the same period in 2013.  This increase was mainly due to CPUC-approved water rate increases implemented in May 2013 and January 2014, and the collection of various surcharges implemented during mid-2013 in connection with the May 2013 CPUC decision on the water GRC. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refund amounts were received during 2014. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $34.0 million for the six months ended June 30, 2014 as compared to $50.4 million for the same period in 2013. The decrease in cash used in investing activities was due to the repayment of an interest bearing note from AWR during 2014. As of June 30, 2014, there was no amount outstanding under this note. Cash paid for capital expenditures for the six months ended June 30, 2014 of $34.3 million is consistent with GSWC's capital improvement plan.

During 2014, GSWC's capital expenditures are estimated to be approximately $80 - $85 million. During the six months ended June 30, 2014, GSWC incurred $26.9 million in capital expenditures, excluding work funded by others.

Cash Flows from Financing Activities:

Net cash used in financing activities was $25.5 million for the six months ended June 30, 2014 as compared to $8.8 million for the same period in 2013.  The increase in cash used in financing activities was due to an increase in dividends paid by GSWC to AWR during the first six months of 2014. There was also a decrease in cash receipts from advances and contributions in aid of construction. During the first six months of 2013, funding was received in relation to fluoridation projects being completed by GSWC, with no similar large funding received for the same period of 2014.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2013 for a detailed discussion of contractual obligations and other commitments.

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

Negotiations for an annual increase in renewal & replacement fees in connection with this area are ongoing and are expected to be completed in the third quarter of 2014.

•
TUS - The second and third price redeterminations for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  Resolution of the second and third redeterminations is expected in the third quarter of 2014.

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

•
PSUS - In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, the U.S. government approved an interim increase of 3.4%, retroactive to February 2010.  Based on negotiations, this redetermination filing was subsequently modified and re-submitted to the U.S. government in the first quarter of 2014.  Resolution of the first redetermination is expected during the third quarter of 2014.

•
ONUS - In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016.  DCAA has completed its review of certain aspects of this filing and concurs with the Company's submitted information.  This price redetermination is expected to be resolved in the third quarter of 2014.

In September 2012, ONUS received a contract modification for approximately $17.6 million for construction of water and sewer infrastructure at a new area in Fort Bragg.  A second modification received in January 2014 reduced the contract amount to approximately $16.5 million. Construction progress during 2013 was less than anticipated due to permitting delays outside the Company’s control which have now been resolved. The construction portion of this project is scheduled to be substantially complete by the end of the third quarter of 2014.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed during the third quarter of 2014. A $12 million companion project to install backflow preventers was completed in December 2013.

In 2010, ONUS began work on a $58 million pipeline replacement capital project at Fort Bragg expected to be completed in the third quarter of 2014.

Price redeterminations and equitable adjustments are expected to provide AWR the opportunity to continue to generate positive operating income at its Military Utility Privatization Subsidiaries.

Regulatory Matters

Recent Changes in Rates
The CPUC has approved second-year rate increases effective January 1, 2014. These increases are expected to generate an additional $1.4 million in gross margin for 2014 as compared to the adopted gross margin in 2013. Second year rate increases are based on an earnings test and inflation factors.

Pending General Rate Case Requests
In July 2014, GSWC filed a general rate case for all of its water regions and the general office. The application will determine rates for the years 2016, 2017 and 2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three year period. The 2016 adopted water gross margin is expected to decrease by approximately $700,000 as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study. The new water rates will allow GSWC to earn its 8.34% authorized return on rate base and are expected to become effective in January 2016.

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In August 2012, ORA issued its report on the GRC, which included recommendations for BVES to record a retroactive ratemaking increase to its accumulated depreciation balance, and to write-off one-half of its deferred rate case costs. On May 7, 2014, GSWC filed a settlement agreement with the CPUC that had been reached with all parties involved in the BVES general rate case. As a result of this settlement, GSWC does not believe a potential loss is probable with respect to ORA's recommendations; therefore, no provision for loss has been recorded in the financial statements as of June 30, 2014. The settlement agreement, if approved, would resolve all matters in the pending electric rate case for rates in years 2013 through 2016. A final decision from the CPUC is expected in late 2014. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Cost of Capital Proceeding for Water Regions
In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding filed in May 2011. The decision authorized, among other things, GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts Return on Equity ("ROE") and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30.
GSWC was scheduled to file its next cost of capital application in 2014. However, in January 2014, GSWC, along with other investor-owned California water companies, requested that the CPUC permit them to postpone their applications until March 31, 2015. The CPUC approved the request in February 2014, allowing each to continue using the rates of return most recently approved. As part of the CPUC's approval, the water companies agreed to forgo filing a cost of capital adjustment mechanism this year in the event that the WCCM mechanism is triggered. Based upon the interest rates through June 30, 2014, a triggering of the WCCM is not considered likely.

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
CPUC Approval to Serve New Area:
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity application granting GSWC approval to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure and groundwater wells with a treatment plant and storage facility to serve retail, industrial and approximately 17,000 residential customers at final build out. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County.

Rural Water Company Acquisition

In October 2013, GSWC filed an Application to acquire the assets of Rural Water Company used to provide water service in Rural’s service territory, to expand GSWC’s Certificate of Public Convenience and Necessity to incorporate the Rural service territory into GSWC’s existing Santa Maria district, and to authorize GSWC to provide service in Rural’s service territory.  On July 18, 2014, GSWC filed a Motion to Adopt a Settlement resolving all issues in GSWC’s application.  Under the terms of the Settlement, GSWC will rate base the entire purchase price for the acquisition of Rural Water and recover the associated revenue requirement from customers in rates. Rural serves approximately 900 customers in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area.
Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2013 for a detailed discussion of other regulatory matters.

Environmental Matters

AWR’s subsidiaries are subject to increasingly stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; the long-term enhanced surface water treatment rules; the ground water treatment rule; contaminant regulation of arsenic; and unregulated contaminants monitoring rule.

In January 2014, California Governor Edmund G. Brown, Jr. made an executive decision to transfer the Drinking Water Program currently within the Department of Public Health to the State Water Resources Control Board.  The transfer officially took effect on July 1, 2014.  The new Division of Drinking Water ("DDW"), headed by a Deputy Director, reports directly to the Executive Director of the State Water Resources Control Board.  At this time, the Registrant cannot predict the future impact of this government reorganization.

               In August 2013, the DDW under the State Water Resources Control Board ("SWRCB"), formerly the California Department of Public Health, proposed a maximum contaminant level ("MCL") for hexavalent chromium (chromium-6) of 0.010 milligram per liter.  The 45-day public comment period for this proposed MCL was closed on October 11, 2013.  On April 15, 2014, after reviewing and addressing all the comments, DDW determined to maintain the proposed chromium-6 MCL at 0.010 mg/L.  At the proposed level of 0.010 milligram per liter, the impact to GSWC is not considered significant based on historical data. The MCL took effect on July 1, 2014.  All water systems are required by the new regulation to conduct initial monitoring to determine compliance before January 1, 2015.  At this time, Registrant is unable to predict the outcome of future monitoring results, and thus the impact, of the MCL.

In May 2014, SWRCB proposed a state-wide National Pollutant Discharge Elimination System Permit for Drinking Water System Discharges.  The proposed permit is currently under public comment and is to be considered for adoption in September 2014.  The proposed state-wide permit will increase compliance costs in some systems operated by the GSWC where current discharge requirements are more relaxed than the proposed state-wide permit.

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

Climate Outlook and Impacts of Low Precipitation on Water Supplies
In January 2014, California Governor Edmund G. Brown, Jr. declared a drought state of emergency for California after the state experienced the driest year in recorded state history and the third consecutive year of below average precipitation and snowfall throughout the state. In response, GSWC has asked its customers to voluntarily reduce their water usage by 20% and in May 2014 revised its water conservation and rationing plan approved by the CPUC that prohibits wasteful water use.
In April 2014, the Governor signed an Executive Order to address continuing conditions by directing urban water suppliers to implement plans to limit outdoor irrigation and wasteful water activities. This declaration granted the State Water Resources Control Board ("SWRCB") the authority to adopt emergency regulations to prevent waste, unreasonable use, unreasonable method of use and to curtail diversions when water is not available under the diverter’s priority of right. As a result, in July 2014, the SWRCB approved emergency regulations that implement mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that triggers mandatory restrictions on outdoor water use. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB. GSWC’s water conservation and rationing plan approved by the CPUC is aligned with the emergency regulations. However, GSWC may implement further response plans that include additional water use restrictions and possible penalties pending direction from the CPUC.
As of July 15, 2014, the U.S. Drought Monitor lists 100 percent of California in the rank of “Severe Drought” with 36 percent in the category of “Exceptional Drought”. If dry conditions continue, GSWC may implement mandatory water rationing to its customers. Also, in the event of water supply shortages, GSWC would need to transport additional water from other areas, increasing the cost of water supply. These additional costs would result in higher costs to customers which, taken together with mandatory water rationing, may lead to customer criticism and harm to GSWC's reputation.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of common shares by AWR during the second quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
April 1 – 30, 2014	21,771		$30.94	—	1,250,000
May 1 – 31, 2014	3,758		$29.60	—	1,250,000
June 1 – 30, 2014	16,205		$29.83	9,300	1,240,700
Total	41,734	(2)	$30.39	9,300	1,240,700	(3)

(1)        On March 27, 2014, AWR announced that it may repurchase up to 1.25 million of its common shares through June 30, 2016 pursuant to a stock repurchase program. AWR also from time to time repurchases its common shares for employees pursuant to the Company’s 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)        Of this amount, 20,400 common shares were acquired on the open market for employees pursuant to the Company’s 401(k) Plan and 12,034 common shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a)  There have been no material changes during the second quarter of 2014 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.22
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan for stock options granted prior to January 1, 2011 incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed May 23, 2008 (2)

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

10.28
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (2)

10.29
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards granted after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (2)

10.30	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.31	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.32	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.33	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 15, 2013 (2)

10.34	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2013 (2)

10.35	2013 Non-Employee Directors Plan, as amended, incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 22, 2014 (2)

10.36	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 31, 2014 (2)

10.37	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.38	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 5, 2014