Form 10-Q
period 2014-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2014-11-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014
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
As of October 31, 2014, the number of Common Shares outstanding, of American States Water Company was 38,400,038 shares. As of October 31, 2014, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
Termination, in whole or in part, of one or more of our Military Utility Privatization Subsidiaries' contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default

•
Termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities

•	Failure of the U.S. government to make timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government

•	Delays in obtaining redetermination of prices or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases

•	Disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies

•	Inaccurate assumptions used in preparing bids in our contracted services business

•	Failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers

•	Failure to comply with the terms of our military privatization contracts

•	Failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts

•	Issues with the implementation, maintenance and/or upgrading of our information technology systems

•	General economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2014	December 31, 2013
Property, Plant and Equipment
Regulated utility plant, at cost	$1,480,087	$1,443,623
Non-utility property, at cost	10,900	9,519
Total	1,490,987	1,453,142
Less - Accumulated depreciation	(495,544)	(471,665)
Net property, plant and equipment	995,443	981,477

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	17,509	15,806
Total other property and investments	18,625	16,922

Current Assets
Cash and cash equivalents	57,862	38,226
Accounts receivable — customers (less allowance for doubtful accounts of $839 in 2014 and $755 in 2013)	26,348	23,829
Unbilled receivable	32,629	18,552
Receivable from the U.S. government	3,542	7,106
Other accounts receivable (less allowance for doubtful accounts of $102 in 2014 and $432 in 2013)	3,313	4,914
Income taxes receivable	136	9,214
Materials and supplies, at average cost	3,923	4,558
Regulatory assets — current	6,228	27,676
Prepayments and other current assets	4,261	2,481
Costs and estimated earnings in excess of billings on uncompleted contracts	37,755	45,508
Deferred income taxes — current	10,558	9,553
Total current assets	186,555	191,617

Regulatory and Other Assets
Regulatory assets	100,815	95,005
Costs and estimated earnings in excess of billings on uncompleted contracts	8,620	7,823
Unbilled receivable	4,024	3,104
Other	12,033	14,235
Total regulatory and other assets	125,492	120,167

Total Assets	$1,326,115	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2014	December 31, 2013
Capitalization
Common shares, no par value	$253,957	$253,961
Earnings reinvested in the business	256,355	238,443
Total common shareholders’ equity	510,312	492,404
Long-term debt	310,807	326,079
Total capitalization	821,119	818,483

Current Liabilities
Long-term debt — current	6,292	6,298
Accounts payable	49,740	49,787
Income taxes payable	5,642	507
Accrued other taxes	8,711	9,802
Accrued employee expenses	11,204	10,801
Accrued interest	6,143	3,897
Billings in excess of costs and estimated earnings on uncompleted contracts	15,699	6,852
Other	17,162	12,962
Total current liabilities	120,593	100,906

Other Credits
Advances for construction	68,327	69,332
Contributions in aid of construction - net	115,329	114,916
Deferred income taxes	157,355	159,506
Unamortized investment tax credits	1,722	1,790
Accrued pension and other postretirement benefits	34,873	38,726
Other	6,797	6,524
Total other credits	384,403	390,794

Commitments and Contingencies (Note 7)

Total Capitalization and Liabilities	$1,326,115	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2014	2013
Operating Revenues
Water	$96,700	$93,932
Electric	8,614	8,849
Contracted services	33,013	28,133
Total operating revenues	138,327	130,914

Operating Expenses
Water purchased	17,837	19,246
Power purchased for pumping	3,914	3,414
Groundwater production assessment	4,291	4,656
Power purchased for resale	2,383	3,386
Supply cost balancing accounts	3,179	(1,003)
Other operation	6,958	7,185
Administrative and general	20,178	20,083
Depreciation and amortization	10,549	9,753
Maintenance	4,390	4,666
Property and other taxes	4,359	4,108
ASUS construction	20,430	19,256
Net gain on sale of property	(36)	—
Total operating expenses	98,432	94,750

Operating Income	39,895	36,164

Other Income and Expenses
Interest expense	(5,519)	(5,852)
Interest income	224	185
Other, net	47	247
Total other income and expenses	(5,248)	(5,420)

Income from operations before income tax expense	34,647	30,744

Income tax expense	13,476	9,905

Net Income	$21,171	$20,839

Weighted Average Number of Common Shares Outstanding	38,704	38,696
Basic Earnings Per Common Share	$0.54	$0.54

Weighted Average Number of Diluted Shares	38,930	38,923
Fully Diluted Earnings Per Common Share	$0.54	$0.53

Dividends Paid Per Common Share	$0.2130	$0.2025

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013
Operating Revenues
Water	$253,689	$247,234
Electric	27,398	27,980
Contracted services	74,826	86,947
Total operating revenues	355,913	362,161

Operating Expenses
Water purchased	45,324	46,648
Power purchased for pumping	8,448	7,385
Groundwater production assessment	12,684	11,666
Power purchased for resale	7,070	9,894
Supply cost balancing accounts	3,891	(9)
Other operation	20,990	19,158
Administrative and general	59,769	56,103
Depreciation and amortization	31,604	29,337
Maintenance	12,206	13,513
Property and other taxes	12,649	12,004
ASUS construction	47,651	59,053
Net gain on sale of property	(36)	(12)
Total operating expenses	262,250	264,740

Operating Income	93,663	97,421

Other Income and Expenses
Interest expense	(16,924)	(17,398)
Interest income	459	512
Other, net	443	673
Total other income and expenses	(16,022)	(16,213)

Income from operations before income tax expense	77,641	81,208

Income tax expense	30,095	30,302

Net Income	$47,546	$50,906

Weighted Average Number of Common Shares Outstanding	38,744	38,613
Basic Earnings Per Common Share	$1.22	$1.31

Weighted Average Number of Diluted Shares	38,963	38,835
Fully Diluted Earnings Per Common Share	$1.22	$1.31

Dividends Paid Per Common Share	$0.6180	$0.5575

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$47,546	$50,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,302	30,019
Provision for doubtful accounts	781	776
Deferred income taxes and investment tax credits	(3,236)	10,616
Stock-based compensation expense	1,961	1,711
Other — net	288	(31)
Changes in assets and liabilities:
Accounts receivable — customers	(3,345)	(11,498)
Unbilled receivable	(14,997)	(3,265)
Other accounts receivable	2,559	(504)
Receivable from the U.S. government	3,564	(6,964)
Materials and supplies	635	162
Prepayments and other current assets	(1,780)	712
Costs and estimated earnings in excess of billings on uncompleted contracts	6,956	(9,387)
Other assets (including other regulatory assets)	19,344	(2,899)
Accounts payable	5,450	9,370
Income taxes receivable/payable	14,213	13,984
Billings in excess of costs and estimated earnings on uncompleted contracts	8,847	(4,757)
Accrued pension and other postretirement benefits	(3,623)	2,114
Other liabilities	2,604	6,214
Net cash provided	120,069	87,279

Cash Flows From Investing Activities:
Construction expenditures	(53,714)	(69,059)
Other investments	(1,739)	(1,423)
Proceed from sale of property	43	12
Net cash used	(55,410)	(70,470)

Cash Flows From Financing Activities:
Proceeds from issuance of common shares and stock option exercises	370	1,948
Repurchase of common shares	(7,101)	—
Receipt of advances for and contributions in aid of construction	5,157	10,051
Refunds on advances for construction	(3,062)	(3,328)
Repayments of long-term debt	(15,278)	(365)
Proceeds from issuance of long-term debt	—	60
Dividends paid	(23,931)	(21,520)
Other	(1,178)	(979)
Net cash used	(45,023)	(14,133)
Net change in cash and cash equivalents	19,636	2,676
Cash and cash equivalents, beginning of period	38,226	23,486
Cash and cash equivalents, end of period	$57,862	$26,162

Non-cash transactions:
Accrued payables for investment in utility plant	$14,018	$25,072
Property installed by developers and conveyed	$388	$1,598

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2014	December 31, 2013
Utility Plant
Utility plant, at cost	$1,480,087	$1,443,623
Less - Accumulated depreciation	(489,498)	(466,329)
Net utility plant	990,589	977,294

Other Property and Investments	15,365	13,653

Current Assets
Cash and cash equivalents	27,727	37,875
Accounts receivable-customers (less allowance for doubtful accounts of $839 in 2014 and $755 in 2013)	26,348	23,829
Unbilled receivable	20,821	18,552
Inter-company receivable	177	718
Other accounts receivable (less allowance for doubtful accounts of $93 in 2014 and $359 in 2013)	2,027	3,570
Income taxes receivable from Parent	—	9,704
Note receivable from Parent	—	500
Materials and supplies, at average cost	2,465	1,859
Regulatory assets — current	6,228	27,676
Prepayments and other current assets	3,630	2,218
Deferred income taxes — current	9,722	8,573
Total current assets	99,145	135,074

Regulatory and Other Assets
Regulatory assets	100,815	95,005
Other accounts receivable	—	913
Other	10,575	11,442
Total regulatory and other assets	111,390	107,360

Total Assets	$1,216,489	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2014	December 31, 2013
Capitalization
Common shares, no par value	$234,607	$233,721
Earnings reinvested in the business	203,648	203,892
Total common shareholder’s equity	438,255	437,613
Long-term debt	310,807	326,079
Total capitalization	749,062	763,692

Current Liabilities
Long-term debt — current	6,292	6,298
Accounts payable	35,054	37,611
Income taxes payable to Parent	650	—
Accrued other taxes	8,376	9,299
Accrued employee expenses	9,834	9,536
Accrued interest	6,143	3,897
Other	17,051	12,880
Total current liabilities	83,400	79,521

Other Credits
Advances for construction	68,327	69,332
Contributions in aid of construction — net	115,329	114,916
Deferred income taxes	157,115	158,994
Unamortized investment tax credits	1,722	1,790
Accrued pension and other postretirement benefits	34,873	38,726
Other	6,661	6,410
Total other credits	384,027	390,168

Commitments and Contingencies (Note 7)

Total Capitalization and Liabilities	$1,216,489	$1,233,381

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2014	2013
Operating Revenues
Water	$96,700	$93,932
Electric	8,614	8,849
Total operating revenues	105,314	102,781

Operating Expenses
Water purchased	17,837	19,246
Power purchased for pumping	3,914	3,414
Groundwater production assessment	4,291	4,656
Power purchased for resale	2,383	3,386
Supply cost balancing accounts	3,179	(1,003)
Other operation	6,223	6,506
Administrative and general	17,261	17,007
Depreciation and amortization	10,236	9,474
Maintenance	3,765	4,239
Property and other taxes	3,879	3,572
Total operating expenses	72,968	70,497

Operating Income	32,346	32,284

Other Income and Expenses
Interest expense	(5,509)	(5,815)
Interest income	214	148
Other, net	47	247
Total other income and expenses	(5,248)	(5,420)

Income from operations before income tax expense	27,098	26,864

Income tax expense	11,019	10,251

Net Income	$16,079	$16,613

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating Revenues
Water	$253,689	$247,234
Electric	27,398	27,980
Total operating revenues	281,087	275,214

Operating Expenses
Water purchased	45,324	46,648
Power purchased for pumping	8,448	7,385
Groundwater production assessment	12,684	11,666
Power purchased for resale	7,070	9,894
Supply cost balancing accounts	3,891	(9)
Other operation	19,027	17,145
Administrative and general	50,670	46,407
Depreciation and amortization	30,708	28,480
Maintenance	10,609	12,097
Property and other taxes	11,305	10,663
Total operating expenses	199,736	190,376

Operating Income	81,351	84,838

Other Income and Expenses
Interest expense	(16,841)	(17,289)
Interest income	436	466
Other, net	443	674
Total other income and expenses	(15,962)	(16,149)

Income from operations before income tax expense	65,389	68,689

Income tax expense	26,507	27,557

Net Income	$38,882	$41,132

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$38,882	$41,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,406	29,162
Provision for doubtful accounts	844	687
Deferred income taxes and investment tax credits	(3,110)	10,556
Stock-based compensation expense	1,513	1,384
Other — net	273	103
Changes in assets and liabilities:
Accounts receivable — customers	(3,345)	(11,498)
Unbilled receivable	(2,269)	(4,936)
Other accounts receivable	2,438	1,483
Materials and supplies	(606)	188
Prepayments and other current assets	(1,412)	928
Other assets (including other regulatory assets)	18,976	(1,597)
Accounts payable	2,941	7,015
Inter-company receivable/payable	541	(2,720)
Income taxes receivable/payable from/to Parent	10,354	12,892
Accrued pension and other postretirement benefits	(3,623)	2,114
Other liabilities	2,616	6,130
Net cash provided	96,419	93,023

Cash Flows From Investing Activities:
Construction expenditures	(52,150)	(68,823)
Note receivable from AWR parent	(8,300)	(9,200)
Receipt of payment of note receivable from AWR parent	8,800	5,364
Other investments	(1,739)	(1,423)
Net cash used	(53,389)	(74,082)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,157	10,051
Refunds on advances for construction	(3,062)	(3,328)
Proceeds from the issuance of long-term debt	—	60
Repayments of long-term debt	(15,278)	(365)
Dividends paid	(39,000)	(21,400)
Other	(995)	(811)
Net cash used	(53,178)	(15,793)

Net change in cash and cash equivalents	(10,148)	3,148
Cash and cash equivalents, beginning of period	37,875	22,578
Cash and cash equivalents, end of period	$27,727	$25,726

Non-cash transactions:
Accrued payables for investment in utility plant	$14,017	$25,072
Property installed by developers and conveyed	$388	$1,598

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 257,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and nine months ended September 30, 2014 and 2013. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, in matters including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the 2014 financial statement presentation.

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

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agreed to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of September 30, 2014, AWR had no amounts outstanding to GSWC under this Note.

GSWC and ASUS provide and receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the nine months ended September 30, 2014 and 2013, GSWC allocated to ASUS approximately $2.0 million and $1.9 million, respectively, of corporate office administrative and general costs. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of September 30, 2014 and December 31, 2013.

Notes Payable to Banks: On May 23, 2013, AWR entered into a fourth amendment to its revolving credit agreement to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by AWR, and update certain representations and covenants in the credit agreement.  The aggregate amount that may be borrowed under this facility is unchanged at $100.0 million.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. As of September 30, 2014, there were no borrowings outstanding under this credit facility.
Long-term debt: On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the Notes, plus interest.
Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $248,000 and $305,000 during the three months ended September 30, 2014 and 2013, respectively, and $554,000 and $636,000 for the nine months ended September 30, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The updated guidance includes specific steps required to recognize revenue on contracts with customers. For Registrant, the updated guidance is effective for reporting periods beginning after December 15, 2016. Registrant is currently evaluating the impact of this guidance.

In June 2014, the FASB issued updated accounting guidance on share-based compensation.  The update includes explicit guidance on how to account for share-based payment awards whereby a performance target could be achieved after an employee completes the requisite service period.  For Registrant, the updated guidance is effective for reporting periods beginning after December 15, 2015.  Registrant is currently evaluating the impact of this guidance, but does not expect it to have a material impact on its consolidated financial statements.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2014, Registrant had approximately $35.5 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $14.9 million relates to the underfunding of pension and other post-retirement obligations and $16.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	September 30, 2014	December 31, 2013
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$13,987	$16,345
Base Revenue Requirement Adjustment Mechanism	10,121	8,725
Costs deferred for future recovery on Aerojet case	13,906	14,763
Pensions and other post-retirement obligations (Note 6)	18,142	20,241
Flow-through taxes, net (Note 5)	16,203	16,189
Low income rate assistance balancing accounts	9,218	9,979
General rate case memorandum accounts	6,171	15,645
Other regulatory assets	18,216	25,086
Various refunds to customers	(2,348)	(4,292)
Total	$103,616	$122,681

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2013 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2013.

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM, net of the MCBA balances, as of December 31, 2013.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  For the three months ended September 30, 2014 and 2013, surcharges of approximately $5.8 million and $9.1 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts, and surcharges (net of surcredits) of approximately $12.2 million and $19.8 million were billed to customers during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, GSWC has a net aggregated regulatory asset of $14.0 million which is comprised of a $13.6 million under-collection in the WRAM accounts and $375,000 under-collection in the MCBA accounts.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which adjusts certain revenues to adopted levels.  Pending a final decision on the BVES general rate case, the 2013 and 2014 BRRAM balances have been recorded using 2012 adopted levels authorized by the CPUC. As of September 30, 2014, GSWC had a regulatory asset of $10.1 million under-collection in the BRRAM.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of September 30, 2014, there is an aggregate $6.2 million in the general rate case memorandum accounts, $2.1 million of which is for retroactive rate increases effective January 1, 2013 as a result of the final decision issued by the CPUC in May 2013 on GSWC’s water general rate case. Surcharges ranging from 12 to 24 months, with the majority being 12 months, were implemented during the third quarter of 2013 to recover the retroactive adopted revenues related to the May 2013 CPUC decision. Upon expiration of these surcharges, any unrecovered amounts will be addressed in a future rate case or other filing.

Other Regulatory Matters:

CPUC Approval to Serve New Area:
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity application granting GSWC approval to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure, groundwater wells, a water treatment plant and storage facilities to serve retail, industrial and approximately 17,000 residential customers at final build out. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County. In August 2014, the CPUC's Office of Ratepayer Advocates ("ORA") filed an application for rehearing on this application. At this time, management cannot predict if a rehearing will be granted or the outcome of any rehearing if granted.
CPUC Rehearing Matter:
In July 2011, the CPUC issued an order granting the rehearing of certain issues from the Region II, Region III and general office rate case approved in November 2010.  Among the issues in the rehearing was the La Serena plant improvement project included in rate base totaling approximately $3.5 million.  As a result of the CPUC's November 2010 decision and subsequent settlement discussions held with ORA, GSWC recorded a $2.2 million pretax charge during 2010, and an additional $416,000 during 2012, representing the disallowance of a portion of the La Serena capital costs and the related revenues earned on those capital costs to be refunded to customers. In March 2013, GSWC and ORA reached a settlement agreement, which was approved by the CPUC in September 2014, resolving all issues arising from the rehearing. As a result of the CPUC approval of the settlement agreement, GSWC does not believe any further disallowances of the La Serena plant improvement project will be required.
Procurement Audits:
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently underway and an audit report has not been issued. GSWC anticipates that a draft audit report will be issued during the first quarter of 2015. At this time, management cannot predict the outcome of these audits or estimate a loss or range of loss, if any, resulting from these audits.
 BVES General Rate Case:
In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016. On May 7, 2014, GSWC filed a settlement agreement with the CPUC covering all matters in the pending electric rate case which has been approved by all parties. In September 2014, the CPUC issued a proposed decision, adopting the settlement agreement. A final decision from the CPUC is expected in the fourth quarter of 2014. Management does not expect that this settlement, once approved by the CPUC, will have a significant impact on GSWC's financial statements. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Net income	$21,171	$20,839	$47,546	$50,906
Less: (a) Distributed earnings to common shareholders	8,244	7,836	23,944	21,527
Distributed earnings to participating securities	48	48	133	123
Undistributed earnings	12,879	12,955	23,469	29,256

(b) Undistributed earnings allocated to common shareholders	12,805	12,877	23,340	29,089
Undistributed earnings allocated to participating securities	74	78	129	167

Total income available to common shareholders, basic (a)+(b)	$21,049	$20,713	$47,284	$50,616

Weighted average Common Shares outstanding, basic	38,704	38,696	38,744	38,613

Basic earnings per Common Share	$0.54	$0.54	$1.22	$1.31

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under Registrant’s 2000 and 2008 Stock Incentive Plans and the 2003 Non-Employee Directors Plan, and net income. At September 30, 2014 and 2013, there were 235,584 and 273,740 options outstanding, respectively, under these Plans. At September 30, 2014 and 2013, there were also 224,543 and 236,891 restricted stock units outstanding, respectively, under these plans and the 2013 Non-Employee Directors Plan.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Common shareholders earnings, basic	$21,049	$20,713	$47,284	$50,616
Undistributed earnings for dilutive stock options	74	78	129	167
Total common shareholders earnings, diluted	$21,123	$20,791	$47,413	$50,783

Weighted average common shares outstanding, basic	38,704	38,696	38,744	38,613
Stock-based compensation (1)	226	227	219	222
Weighted average common shares outstanding, diluted	38,930	38,923	38,963	38,835

Diluted earnings per Common Share	$0.54	$0.53	$1.22	$1.31

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 235,584 and 273,740 stock options at September 30, 2014 and 2013, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 224,543 and 236,891 restricted stock units at September 30, 2014 and 2013, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2014 and 2013.

No stock options outstanding at September 30, 2014 had an exercise price greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2014. There were no stock options outstanding at September 30, 2014 or 2013 that were anti-dilutive.

During the nine months ended September 30, 2014 and 2013, Registrant issued 95,331 and 236,528 common shares, for approximately $370,000 and $1,948,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans. In addition, Registrant purchased 566,258 and 553,067 Common Shares on the open market during the nine months ended September 30, 2014 and 2013, respectively, under Registrant’s 401(k) Plan and the DRP.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 231,298 Common Shares on the open market during the nine months ended September 30, 2014.

During the three months ended September 30, 2014 and 2013, AWR paid quarterly dividends of approximately $8.2 million, or $0.213 per share, and $7.8 million, or $0.2025 per share, respectively. During the nine months ended September 30, 2014 and 2013 AWR paid quarterly dividends to shareholders of approximately $23.9 million, or $0.6180 per share, and $21.5 million, or $0.5575 per share, respectively.

On October 28, 2014, AWR's Board of Directors approved a fourth quarter dividend of $0.2130 per share on the Common Shares of AWR. Dividends on the Common Shares will be payable on December 1, 2014 to shareholders of record at the close of business on November 14, 2014.

Note 4 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $8.7 million as of September 30, 2014. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

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

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2014 and December 31, 2013 have been determined using rates for similar financial instruments of the same duration utilizing level 2 methods and assumptions. The interest rates used for the September 30, 2014 valuation decreased as compared to December 31, 2013, increasing the fair value of long-term debt as of September 30, 2014. Changes in the assumptions will produce differing results.

	September 30, 2014		December 31, 2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$317,099	$419,881	$332,377	$412,590

Note 5 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 40.7% and 38.2% for the three months ended September 30, 2014 and 2013, respectively, and 40.5% and 40.1% for the nine months ended September 30, 2014 and 2013, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.
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

Note 6 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$1,411	$1,742	$63	$106	$192	$201
Interest cost	1,880	1,727	111	113	154	129
Expected return on plan assets	(2,225)	(1,894)	(114)	(95)	—	—
Amortization of transition	—	—	105	105	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	40	40
Amortization of actuarial (gain) loss	—	720	(115)	—	35	85
Net periodic pension cost under accounting standards	1,096	2,325	—	179	421	455
Regulatory adjustment — deferred	374	(521)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,470	$1,804	$—	$179	$421	$455

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$4,233	$5,226	$261	$318	$576	$603
Interest cost	5,640	5,181	371	339	462	387
Expected return on plan assets	(6,675)	(5,682)	(340)	(285)	—	—
Amortization of transition	—	—	313	315	—	—
Amortization of prior service cost (benefit)	89	90	(150)	(150)	120	120
Amortization of actuarial (gain) loss	—	2,160	(247)	—	105	255
Net periodic pension cost under accounting standards	3,287	6,975	208	537	1,263	1,365
Regulatory adjustment — deferred	1,123	(1,440)	—	—	—	—
Total expense recognized, before allocation to overhead pool	$4,410	$5,535	$208	$537	$1,263	$1,365

During the three and nine months ended September 30, 2014, Registrant contributed $8.2 million to the pension plan.
Regulatory Adjustment:
In May 2013, the CPUC issued a final decision that authorized GSWC to utilize a two-way balancing account for its water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2014, GSWC has a $3.2 million under-collection in the two-way pension balancing account included as part of the pension regulatory asset (Note 2).

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
Claremont System:
The City of Claremont ("Claremont" or "the City") located in GSWC’s Region III, has expressed various concerns to GSWC about rates charged by GSWC and the effectiveness of the CPUC’s rate-setting procedures. In November 2012 and again in September 2013, Claremont made offers to acquire GSWC’s water system servicing Claremont. GSWC rejected both offers and informed the City that the system is not for sale.  Claremont continues to express a desire to potentially take the system by eminent domain.
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

Apple Valley System:
In recent years the Town of Apple Valley has considered a potential condemnation of the water systems serving its area, including GSWC's Apple Valley system. In August 2014, Apple Valley's Town Council issued a request for proposal for an updated feasibility study on the potential acquisition of the water systems. GSWC serves approximately 2,900 customers in the Town of Apple Valley.

Artesia System:
On October 13, 2014, the City of Artesia's City Council approved a request for a feasibility study on the potential acquisition of GSWC's water system in Artesia. GSWC serves approximately 3,300 customers in Artesia.

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
  As of September 30, 2014, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2014, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

	As Of And For The Three Months Ended September 30, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$96,700	$8,614	$33,013	$—	$138,327
Operating income	31,185	1,161	7,549	—	39,895
Interest expense, net	4,976	319	10	(10)	5,295
Utility plant	950,256	40,333	4,854	—	995,443
Depreciation and amortization expense (1)	9,643	593	313	—	10,549
Income tax expense (benefit)	10,749	270	2,857	(400)	13,476
Capital additions	17,093	726	275	—	18,094

	As Of And For The Three Months Ended September 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$93,932	$8,849	$28,133	$—	$130,914
Operating income (loss)	31,022	1,262	3,882	(2)	36,164
Interest expense, net	5,297	370	71	(71)	5,667
Utility plant	923,521	40,904	4,034	—	968,459
Depreciation and amortization expense (1)	8,900	574	279	—	9,753
Income tax expense (benefit)	9,812	439	1,343	(1,689)	9,905
Capital additions	27,256	546	68	—	27,870

	As Of And For The Nine Months Ended September 30, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$253,689	$27,398	$74,826	$—	$355,913
Operating income (loss)	76,762	4,589	12,358	(46)	93,663
Interest expense, net	15,415	990	132	(72)	16,465
Utility plant	950,256	40,333	4,854	—	995,443
Depreciation and amortization expense (1)	28,840	1,868	896	—	31,604
Income tax expense (benefit)	25,081	1,426	4,603	(1,015)	30,095
Capital additions	50,744	1,406	1,564	—	53,714

	As Of And For The Nine Months Ended September 30, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$247,234	$27,980	$86,947	$—	$362,161
Operating income (loss)	79,557	5,281	12,592	(9)	97,421
Interest expense, net	15,699	1,124	224	(161)	16,886
Utility plant	923,521	40,904	4,034	—	968,459
Depreciation and amortization expense (1)	26,739	1,741	857	—	29,337
Income tax expense (benefit)	25,574	1,983	4,637	(1,892)	30,302
Capital additions	67,397	1,426	236		69,059

(1)         Depreciation expense computed on GSWC’s transportation equipment of $201,000 and $214,000 for the three months ended September 30, 2014 and 2013, respectively, and $698,000 and $682,000 for the nine months ended September 30, 2014 and 2013, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	September 30,
	2014	2013
Total utility plant	$995,443	$968,459
Other assets	330,672	382,594
Total consolidated assets	$1,326,115	$1,351,053

Note 9 — Military Privatization:

The 50-year contracts with the U.S. government to operate, maintain and perform construction activities on the water and/or wastewater systems at various military bases are subject to periodic price redeterminations and modifications for changes in circumstances. ASUS has experienced delays in redetermining prices as required by the terms of these contracts. As a result, price redeterminations, when finally approved, can be retrospective and prospective.
In September 2014, the U.S. government approved price redeterminations related to the operations at Fort Bragg, Fort Jackson and Andrews Air Force Base. ASUS received contract modifications from the U.S. government for these price redeterminations, which included retroactive operation and maintenance management fees and retroactive renewal and replacement fees for prior periods. Revenues from operation and maintenance management fees are recognized when services are rendered. Accordingly, ASUS recorded approximately $2.6 million of retroactive revenues and pretax operating income in connection with these contract modifications during the three and nine months ended September 30, 2014. In addition, approximately $6.0 million related to renewal and replacement funds was also recorded in "billings in excess of costs and estimated earnings on uncompleted contracts", which will be recognized in construction revenues (along with the related construction costs) when the work is performed.
Unbilled receivables for ASUS represent completed construction revenues and operation and maintenance management fees earned but not yet billed, and also renewal and replacement fees due from the U.S. government but not yet billed.

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

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, and construction (including renewal and replacement) of water and/or wastewater systems, at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from the U.S. government; the redetermination and equitable adjustment of prices under contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at additional military bases and for additional construction work at existing bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

In September 2014, ASUS received retroactive contract modifications from the U.S. government for price redeterminations and other matters related to the operations at Fort Bragg, Fort Jackson and Andrews Air Force Base. As a result, included in earnings for the three and nine months ended September 30, 2014 was approximately $2.6 million in retroactive revenues, or $0.04 per share, related to these contract modifications.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2014	9/30/2013	CHANGE
Water	$0.40	$0.42	$(0.02)
Electric	0.01	0.01	—
Contracted services	0.12	0.06	0.06
AWR (parent)	0.01	0.04	(0.03)
Consolidated diluted earnings per share, as reported	$0.54	$0.53	$0.01

For the three months ended September 30, 2014, diluted earnings from the water segment decreased by $0.02 to $0.40 per share as compared to the same period in 2013. Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin of approximately $1.6 million, or $0.02 per share, due primarily to second-year rate increases approved by the CPUC. This was partially offset by a decrease of $746,000 in revenues with a corresponding decrease in operating expenses, representing a decrease in surcharges billed to customers during the three months ended September 30, 2014 to recover previously incurred costs. These surcharges had no impact on net earnings.

•
Excluding supply costs and the impact of the $746,000 of surcharges discussed above, there was an increase in operating expenses of approximately $1.4 million, or $0.02 per share, primarily due to increases in legal and outside services costs and depreciation expense. These increases were partially offset by lower planned maintenance expense.

•
An increase in the effective income tax rate, decreasing water earnings by $0.02 per share.  The change in the tax rate is primarily due to changes between book and taxable income from items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the three months ended September 30, 2014 and 2013, diluted earnings from the electric segment were $0.01 per share. In February 2012, GSWC filed its electric general rate case for rates in years 2013 through 2016. In May 2014, GSWC along with all of the parties involved in this rate case filed a settlement agreement with the CPUC on the revenue requirement. In September 2014, the CPUC issued a proposed decision on the rate case, adopting the settlement agreement. A final decision from the CPUC is expected in the fourth quarter of 2014. Pending a final decision on this general rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Diluted earnings from contracted services increased by $0.06 per share during the third quarter of 2014 as compared to the same period in 2013. The increase was due to: (i) the recording of retroactive revenues of $0.04 per share based on the resolution of price redeterminations received during the third quarter of 2014 for the military subsidiaries serving Andrews Air Force Base, Fort Bragg and Fort Jackson, and (ii) an increase in construction activity at these same bases, which added approximately $0.02 per share as compared to the same period in 2013.

Diluted earnings from AWR (parent) decreased $0.03 per share as compared to the same period in 2013 due primarily to a cumulative tax benefit recorded during the third quarter of 2013 for deductions taken related to an employee benefit program, with no similar cumulative benefit recorded in 2014.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2014	9/30/2013	CHANGE
Water	$0.94	$1.00	$(0.06)
Electric	0.06	0.06	—
Contracted services	0.20	0.20	—
AWR (parent)	0.02	0.05	(0.03)
Consolidated diluted earnings per share, as reported	$1.22	$1.31	$(0.09)

For the nine months ended September 30, 2014, diluted earnings from the water segment were $0.94 per share, as compared to $1.00 per share for the same period of 2013.  In May 2013, the CPUC issued a final decision on GSWC's water rate case which approved, among other things, recovery of $3.1 million of previously incurred costs. The approval of these items increased earnings for the nine months ended September 30, 2013 by $0.05 per share, with no similar item in 2014. Excluding this $0.05 per share impact, diluted earnings from the water segment decreased by $0.01 per share for the nine months ended September 30, 2014 as compared to the same period in 2013. Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin, increasing earnings by $0.04 per share, due primarily to second-year rate increases approved by the CPUC. There was also an increase of approximately $1.7 million in revenues with a corresponding increase in operating expenses, representing surcharges billed to customers during the nine months ended September 30, 2014 to recover previously incurred costs. These surcharges had no impact on net earnings.

•
Excluding supply costs, the one-time recovery of previously incurred costs and the impact of the $1.7 million of surcharges discussed above, there was an increase in operating expenses of approximately $2.6 million, or $0.04 per share, primarily due to increases in outside services costs, chemical and water treatment costs, labor costs, bad debt expense and depreciation expense. These increases were partially offset by lower planned maintenance expense.

•
An increase in the effective income tax rate, decreasing water earnings by $0.01 per share.  The change in the tax rate is primarily due to changes between book and taxable income from items that are treated as flow-through adjustments in accordance with regulatory requirements.

For the nine months ended September 30, 2014 and 2013, diluted earnings from the electric segment were $0.06 per share. In May 2013, the CPUC approved the recovery of legal and outside service costs in connection with the CPUC's renewables portfolio standard. As a result, in the second quarter of 2013, GSWC recorded an $834,000 reduction in legal and outside services costs, increasing earnings by $0.01 per share. There was no similar reduction in 2014. This was offset by a decrease in the electric effective income tax rate for the nine months ended September 30, 2014, increasing earnings by $0.01 per share.

For the nine months ended September 30, 2014 and 2013, diluted earnings from contracted services were $0.20 per share. Price redeterminations at Fort Bragg, Fort Jackson and Andrews Air Force Base were resolved during the third quarter of 2014 resulting in retroactive revenues which increased diluted earnings by $0.04 per share as compared to the same period in 2013. There was also a decrease in outside services costs during the nine months ended September 30, 2014. These increases to earnings were offset by a decrease in construction activity as a result of significant work on several projects being substantially completed during 2013, with less work performed during 2014.

Diluted earnings from AWR (parent) decreased $0.03 per share as compared to the same period in 2013 due primarily to a cumulative tax benefit recorded during the third quarter of 2013 for deductions taken related to an employee benefit program, with no similar cumulative benefit recorded in 2014.

The following discussion and analysis provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$96,700	$93,932	$2,768	2.9%
Electric	8,614	8,849	(235)	(2.7)%
Contracted services	33,013	28,133	4,880	17.3%
Total operating revenues	138,327	130,914	7,413	5.7%

OPERATING EXPENSES
Water purchased	17,837	19,246	(1,409)	(7.3)%
Power purchased for pumping	3,914	3,414	500	14.6%
Groundwater production assessment	4,291	4,656	(365)	(7.8)%
Power purchased for resale	2,383	3,386	(1,003)	(29.6)%
Supply cost balancing accounts	3,179	(1,003)	4,182	(416.9)%
Other operation	6,958	7,185	(227)	(3.2)%
Administrative and general	20,178	20,083	95	0.5%
Depreciation and amortization	10,549	9,753	796	8.2%
Maintenance	4,390	4,666	(276)	(5.9)%
Property and other taxes	4,359	4,108	251	6.1%
ASUS construction	20,430	19,256	1,174	6.1%
Net gain on sale of property	(36)	—	(36)	(100)%
Total operating expenses	98,432	94,750	3,682	3.9%

OPERATING INCOME	39,895	36,164	3,731	10.3%

OTHER INCOME AND EXPENSES
Interest expense	(5,519)	(5,852)	333	(5.7)%
Interest income	224	185	39	21.1%
Other, net	47	247	(200)	(81.0)%
	(5,248)	(5,420)	172	(3.2)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	34,647	30,744	3,903	12.7%
Income tax expense	13,476	9,905	3,571	36.1%

NET INCOME	$21,171	$20,839	$332	1.6%

Basic earnings per Common Share	$0.54	$0.54	$—	—%

Fully diluted earnings per Common Share	$0.54	$0.53	$0.01	1.9%

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

Water

For the three months ended September 30, 2014, revenues from water operations increased $2.8 million to $96.7 million. During 2014, the CPUC approved an increase in rates to specifically cover increases in supply costs experienced in certain rate-making areas. This $2.0 million revenue increase is offset by a corresponding $2.0 million increase in supply cost, resulting in no impact to the water gross margin.  There was also an increase in water revenues due to second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas. These increases were partially offset by a $746,000 decrease in surcharges during the three months ended September 30, 2014 to recover previously incurred costs approved by the CPUC. Certain surcharges implemented in 2013 were twelve months in duration and expired during 2014. The decrease in revenues from these surcharges is offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the third quarter of 2014 decreased by approximately 6.0% as compared to the same period in 2013 due to conservation efforts. A change in consumption does not have a significant impact on revenues due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended September 30, 2014, revenues from electric operations were $8.6 million as compared to $8.8 million for the same period in 2013.  As previously discussed, pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Billed electric usage decreased by approximately 1.1% during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Due to the CPUC approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the three months ended September 30, 2014, revenues from contracted services were $33.0 million as compared to $28.1 million for the same period in 2013. This increase was partially due to the resolution of price redeterminations at Fort Bragg, Fort Jackson and Andrews Air Force Base during the third quarter of 2014, which resulted in the recording of approximately $2.6 million in retroactive revenues. There was also an increase in construction activity at these bases as compared to the same period in 2013.

ASUS subsidiaries continue to enter into U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2014, the U.S. government awarded ASUS approximately $27.0 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes this measure is a useful internal benchmark in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.1% and 31.3% of total operating expenses for the three months ended September 30, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$96,700	$93,932	$2,768	2.9%
WATER SUPPLY COSTS:
Water purchased (1)	$17,837	$19,246	$(1,409)	(7.3)%
Power purchased for pumping (1)	3,914	3,414	500	14.6%
Groundwater production assessment (1)	4,291	4,656	(365)	(7.8)%
Water supply cost balancing accounts (1)	1,994	(1,226)	3,220	(262.6)%
TOTAL WATER SUPPLY COSTS	$28,036	$26,090	$1,946	7.5%
WATER GROSS MARGIN (2)	$68,664	$67,842	$822	1.2%
PERCENT MARGIN - WATER	71.0%	72.2%

ELECTRIC OPERATING REVENUES (1)	$8,614	$8,849	$(235)	(2.7)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,383	$3,386	$(1,003)	(29.6)%
Electric supply cost balancing accounts (1)	1,185	223	962	431.4%
TOTAL ELECTRIC SUPPLY COSTS	$3,568	$3,609	$(41)	(1.1)%
ELECTRIC GROSS MARGIN (2)	$5,046	$5,240	$(194)	(3.7)%
PERCENT MARGIN - ELECTRIC	58.6%	59.2%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,179,000 and $(1,003,000) for the three months ended September 30, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

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
 The overall actual percentages of purchased water for the three months ended September 30, 2014 and 2013 were 36.7% and 36.9%, respectively, as compared to the adopted percentages of approximately 37.8% and 37.6%, respectively. The overall water gross margin percent was 71.0% in the third quarter of 2014 as compared to 72.2% for the same period of 2013. The decrease in the overall water gross margin as a percentage of total water revenue was primarily due to CPUC-approved increases in rates to specifically cover increases in supply costs experienced in certain rate-making areas. This $2.0 million increase in revenues is offset by a corresponding $2.0 million increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues.
 Purchased water costs for the three months ended September 30, 2014 decreased to $17.8 million as compared to $19.2 million for the same period in 2013 primarily due to a decrease in customer water usage, partially offset by increases in wholesale water costs.
 For the three months ended September 30, 2014 and 2013, the cost of power purchased for pumping was approximately $3.9 million and $3.4 million, respectively, primarily due to increases in pumped water and average electric costs. Groundwater production assessments decreased $365,000 due to the timing of assessments levied by government agencies, whereby, assessments were levied during the second quarter of 2014 as compared to being levied during the third quarter of 2013.
The water supply cost balancing account increased $3.2 million during the three months ended September 30, 2014 as compared to the same period in 2013 due to an increase in rates specifically to cover increases in supply cost for certain rate-making areas. This increase in revenues is offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin. There were also lower than adopted supply costs and a decrease in customer water usage.
For the three months ended September 30, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $2.4 million, as compared to $3.4 million for the three months ended September 30, 2013, due to a decrease in the average price per megawatt-hour (“MWh”) and a decrease in customer usage during the third quarter of 2014. The average price per MWh decreased from $66.62 per MWh for the three months ended September 30, 2013 to $51.20 for the same period in 2014.  Customer usage also decreased 1.1% as compared to the three months ended September 30, 2013. The electric supply cost balancing account included in total supply costs increased by $962,000 due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2014 and 2013, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$5,535	$5,938	$(403)	(6.8)%
Electric Services	688	568	120	21.1%
Contracted Services	735	679	56	8.2%
Total other operation	$6,958	$7,185	$(227)	(3.2)%
     For the three months ended September 30, 2014, other operation expenses for water services decreased by $403,000 due primarily to a decrease of $203,000 in billed surcharges (with a corresponding decrease in revenues). As discussed previously, these surcharges had no impact on net earnings. There was also a decrease in bad debt expense and other miscellaneous operation-related costs.
For the three months ended September 30, 2014, other operation expenses for electric services increased by $120,000 due to higher outside service costs related to the operation of BVES's generating unit.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2014 and 2013, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$15,116	$14,595	$521	3.6%
Electric Services	2,145	2,412	(267)	(11.1)%
Contracted Services	2,916	3,072	(156)	(5.1)%
AWR (parent)	1	4	(3)	(75.0)%
Total administrative and general	$20,178	$20,083	$95	0.5%

For the three months ended September 30, 2014, administrative and general expenses for water services was $15.1 million as compared to $14.6 million for the same period in 2013. There was an $820,000 reduction in billed surcharges related to pension and outside services costs, which reduced administrative and general expenses by a corresponding amount of $820,000. Excluding this decrease in surcharges, which have no impact on earnings, administrative and general expenses for water services increased by approximately $1.3 million due to an increase in legal and outside services costs.

For the three months ended September 30, 2014, administrative and general expenses for electric services decreased by $267,000 as compared to the three months ended September 30, 2013 due primarily to decreases in pension, insurance and general office allocation expenses.

Depreciation and Amortization

For the three months ended September 30, 2014 and 2013, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$9,643	$8,900	$743	8.3%
Electric Services	593	574	19	3.3%
Contracted Services	313	279	34	12.2%
Total depreciation and amortization	$10,549	$9,753	$796	8.2%

For the three months ended September 30, 2014, depreciation and amortization expense for water and electric services increased overall by $762,000 to $10.2 million compared to $9.5 million for the three months ended September 30, 2013 due primarily to approximately $93.0 million of additions to utility plant during 2013.

Maintenance

For the three months ended September 30, 2014 and 2013, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$3,533	$4,031	$(498)	(12.4)%
Electric Services	232	208	24	11.5%
Contracted Services	625	427	198	46.4%
Total maintenance	$4,390	$4,666	$(276)	(5.9)%

Maintenance expense for water services decreased by $498,000 due to a higher level of planned maintenance performed in 2013. Planned maintenance expense for water services is expected to be lower in 2014 than in 2013.

Maintenance expense for contracted services increased $198,000 due to increased planned maintenance performed at various military bases during the three months ended September 30, 2014 as compared to the same period in 2013.

Property and Other Taxes

For the three months ended September 30, 2014 and 2013, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$3,652	$3,358	$294	8.8%
Electric Services	227	214	13	6.1%
Contracted Services	480	536	(56)	(10.4)%
Total property and other taxes	$4,359	$4,108	$251	6.1%

Overall property and other taxes for the three months ended September 30, 2014 increased $251,000 due primarily to an increase in property taxes for the water services segments.

ASUS Construction

For the three months ended September 30, 2014, construction expenses for contracted services were $20.4 million, increasing $1.2 million compared to the same period in 2013 due primarily to an increase in construction activity at Fort Bragg.

Interest Expense

For the three months ended September 30, 2014 and 2013, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$5,187	$5,442	$(255)	(4.7)%
Electric Services	322	373	(51)	(13.7)%
Contracted Services	12	77	(65)	(84.4)%
AWR (parent)	(2)	(40)	38	(95.0)%
Total interest expense	$5,519	$5,852	$(333)	(5.7)%

For the three months ended September 30, 2014, interest expense decreased $333,000 due largely to the redemption of $15.0 million of certain long-term notes in July 2014 as well as certain debt maturing during the fourth quarter of 2013.

Interest Income

For the three months ended September 30, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$211	$145	$66	45.5%
Electric Services	3	3	—	—%
Contracted Services	2	6	(4)	(66.7)%
AWR (parent)	8	31	(23)	(74.2)%
Total interest income	$224	$185	$39	21.1%

Other, net

For the three months ended September 30, 2014, other income decreased by approximately $200,000 due primarily to lower gains from investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan as compared to the same period in 2013.

Income Tax Expense

For the three months ended September 30, 2014 and 2013, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$10,749	$9,812	$937	9.5%
Electric Services	270	439	(169)	(38.5)%
Contracted Services	2,857	1,343	1,514	112.7%
AWR (parent)	(400)	(1,689)	1,289	(76.3)%
Total income tax expense	$13,476	$9,905	$3,571	36.1%

For the three months ended September 30, 2014, income tax expense for water and electric services increased to $11.0 million compared to $10.3 million for the three months ended September 30, 2013 due to an increase in the effective income tax rate ("ETR") and in pretax income.  The ETR for GSWC was 40.7% for the three months ended September 30, 2014 as compared to 38.2% applicable to the three months ended September 30, 2013. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended September 30, 2014, income tax expense for contracted services increased to $2.9 million as compared to $1.3 million for the three months ended September 30, 2013 due to an increase in pretax income and in the ETR.  The ETR was 37.9% and 35.2% for the three months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014, income tax expense at AWR (parent) increased by $1.3 million due primarily to a cumulative tax benefit recorded during the third quarter of 2013 for deductions taken related to an employee benefit program, with no similar cumulative benefit recorded in 2014. AWR's consolidated ETR was 38.9% for the three months ended September 30, 2014 as compared to 32.2% for the three months ended September 30, 2013.

Consolidated Results of Operations — Nine Months Ended September 30, 2014 and 2013 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$253,689	$247,234	$6,455	2.6%
Electric	27,398	27,980	(582)	(2.1)%
Contracted services	74,826	86,947	(12,121)	(13.9)%
Total operating revenues	355,913	362,161	(6,248)	(1.7)%

OPERATING EXPENSES
Water purchased	45,324	46,648	(1,324)	(2.8)%
Power purchased for pumping	8,448	7,385	1,063	14.4%
Groundwater production assessment	12,684	11,666	1,018	8.7%
Power purchased for resale	7,070	9,894	(2,824)	(28.5)%
Supply cost balancing accounts	3,891	(9)	3,900	*
Other operation	20,990	19,158	1,832	9.6%
Administrative and general	59,769	56,103	3,666	6.5%
Depreciation and amortization	31,604	29,337	2,267	7.7%
Maintenance	12,206	13,513	(1,307)	(9.7)%
Property and other taxes	12,649	12,004	645	5.4%
ASUS construction	47,651	59,053	(11,402)	(19.3)%
Net gain on sale of property	(36)	(12)	(24)	200.0%
Total operating expenses	262,250	264,740	(2,490)	(0.9)%

OPERATING INCOME	93,663	97,421	(3,758)	(3.9)%

OTHER INCOME AND EXPENSES
Interest expense	(16,924)	(17,398)	474	(2.7)%
Interest income	459	512	(53)	(10.4)%
Other, net	443	673	(230)	(34.2)%
	(16,022)	(16,213)	191	(1.2)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	77,641	81,208	(3,567)	(4.4)%
Income tax expense	30,095	30,302	(207)	(0.7)%

NET INCOME	$47,546	$50,906	$(3,360)	(6.6)%

Basic earnings per Common Share	$1.22	$1.31	$(0.09)	(6.9)%

Fully diluted earnings per Common Share	$1.22	$1.31	$(0.09)	(6.9)%
* - not meaningful

Operating Revenues:

Water

For the nine months ended September 30, 2014, revenues from water operations increased $6.5 million to $253.7 million.  During 2014, the CPUC approved an increase in rates to specifically cover increases in supply costs experienced in certain rate-making areas. This $2.3 million increase in revenues for the nine months ended September 30, 2014 is offset by a corresponding increase in supply cost, resulting in no impact to the water gross margin. There was also an increase in water revenues due to an increase of approximately $1.7 million in surcharges during the nine months ended September 30, 2014 to recover previously incurred costs approved by the CPUC. The increase in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. Finally, there were also second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas.

Billed water consumption for the first nine months of 2014 decreased by approximately 1.0% as compared to the same period in 2013. A change in consumption does not have a significant impact on revenues due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the nine months ended September 30, 2014, revenues from electric operations were $27.4 million as compared to $28.0 million for the same period in 2013.  Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.

Billed electric usage decreased by approximately 4.0% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The winter experienced in the Big Bear area during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage than in the prior year. Due to the CPUC approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the nine months ended September 30, 2014, revenues from contracted services were $74.8 million as compared to $86.9 million for the same period in 2013. This was due to a reduction in construction activity, including a reduction in initial capital upgrade work at Fort Bragg and the military bases in Virginia. In addition, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss, Fort Jackson and Fort Bragg, resulting in less revenue during the first nine months of 2014 as compared to the same period in 2013. The decrease in construction activity was partially offset by the resolution of price redeterminations at Fort Bragg, Fort Jackson and Andrews Air Force Base resulting in increased revenues during the third quarter of 2014.

ASUS subsidiaries continue to enter into U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2014, the U.S. government awarded ASUS approximately $27.0 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 29.5% and 28.6% of total operating expenses for the nine months ended September 30, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2014 and 2013 (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$253,689	$247,234	$6,455	2.6%
WATER SUPPLY COSTS:
Water purchased (1)	$45,324	$46,648	$(1,324)	(2.8)%
Power purchased for pumping (1)	8,448	7,385	1,063	14.4%
Groundwater production assessment (1)	12,684	11,666	1,018	8.7%
Water supply cost balancing accounts (1)	(180)	(1,787)	1,607	(89.9)%
TOTAL WATER SUPPLY COSTS	$66,276	$63,912	$2,364	3.7%
WATER GROSS MARGIN (2)	$187,413	$183,322	$4,091	2.2%
PERCENT MARGIN - WATER	73.9%	74.1%

ELECTRIC OPERATING REVENUES (1)	$27,398	$27,980	$(582)	(2.1)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$7,070	$9,894	$(2,824)	(28.5)%
Electric supply cost balancing accounts (1)	4,071	1,778	2,293	129.0%
TOTAL ELECTRIC SUPPLY COSTS	$11,141	$11,672	$(531)	(4.5)%
ELECTRIC GROSS MARGIN (2)	$16,257	$16,308	$(51)	(0.3)%
PERCENT MARGIN - ELECTRIC	59.3%	58.3%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3.9 million and $(9,000) for the nine months ended September 30, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentage of purchased water for the nine months ended September 30, 2014 and 2013 was 35.8%, as compared to the adopted percentages of approximately 35.9% and 35.7%, respectively. The overall water gross margin percent was 73.9% for the nine months ended September 30, 2014 as compared to 74.1% for the same period of 2013. The decrease in the overall water gross margin as a percentage of total water revenues was primarily due to CPUC-approved increases in rates to specifically cover increases in supply costs experienced in certain rate-making areas, as previously discussed. This $2.3 million increase in revenues is offset by a corresponding $2.3 million increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues.
 Purchased water costs for the nine months ended September 30, 2014 decreased to $45.3 million as compared to $46.6 million for the same period in 2013 primarily due to a decrease in customer water usage, partially offset by increases in wholesale water costs.
 For the nine months ended September 30, 2014 and 2013, the cost of power purchased for pumping was approximately $8.4 million and $7.4 million, respectively, primarily due to an increase in average electric costs. Groundwater production assessments increased $1.0 million due to additional assessments levied by government agencies as compared to the nine months ended September 30, 2013.
The water supply cost balancing account increased $1.6 million during the nine months ended September 30, 2014 as compared to the same period in 2013 due to an increase in rates specifically to cover increases in supply cost for certain rate-making areas, as previously discussed. This increase in revenues is offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin.

For the nine months ended September 30, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $7.1 million, as compared to $9.9 million for the nine months ended September 30, 2013, due to a decrease in the average price per MWh and a decrease in customer usage during the nine months ended September 30, 2014. The average price per MWh decreased from $64.72 per MWh for the nine months ended September 30, 2013 to $49.25 for the same period in 2014.  Customer usage decreased 4.0% as compared to the nine months ended September 30, 2013. The electric supply cost balancing account included in total supply costs increased by $2.3 million due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the nine months ended September 30, 2014 and 2013, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$17,020	$15,431	$1,589	10.3%
Electric Services	2,007	1,714	293	17.1%
Contracted Services	1,963	2,013	(50)	(2.5)%
Total other operation	$20,990	$19,158	$1,832	9.6%
     For the nine months ended September 30, 2014, other operation expenses for water services increased by $1.6 million. As part of the CPUC's final decision on the water rate case approved in May 2013, during the first quarter of 2013 GSWC recorded a $1.0 million reduction in other operation expense as a result of the CPUC approval for recovery of certain previously expensed costs. There was no similar reduction in 2014. Furthermore, there was an increase of $185,000 related to surcharges billed to customers for the recovery of previously incurred costs. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to other operation expense, having no impact on pretax operating income. Excluding the impact of these items, other operation expense for water services increased by approximately $382,000 due primarily to increases in chemical and water treatment costs and bad debt expense as compared to the same period in 2013.
For the nine months ended September 30, 2014, other operation expenses for electric services increased by $293,000 due to higher outside services related to the operation of BVES's generating unit.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2014 and 2013, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$44,270	$40,175	$4,095	10.2%
Electric Services	6,400	6,232	168	2.7%
Contracted Services	9,052	9,685	(633)	(6.5)%
AWR (parent)	47	11	36	327.3%
Total administrative and general	$59,769	$56,103	$3,666	6.5%

For the nine months ended September 30, 2014, administrative and general expenses for water services was $44.3 million as compared to $40.2 million for the same period in 2013. The $4.1 million increase is due, in large part, to the result of two items. First, during the first quarter of 2013, as part of the CPUC's final decision on the water rate case, GSWC recorded a $1.7 million reduction in administrative and general expenses as a result of the CPUC approval of recovery of certain previously expensed costs. There was no similar reduction in 2014. Secondly, during the nine months ended September 30, 2014, there was an increase of $726,000 in surcharges billed for the recovery of various administrative and general costs previously incurred, as compared to the same period in 2013. As previously discussed, surcharges are recorded in revenue with a corresponding dollar amount recorded to administrative and general expenses, having no impact on pretax operating income. Excluding the effect of these two items, administrative and general expenses for water services increased by approximately $1.6 million due primarily to an increase in legal and outside service costs.

For the nine months ended September 30, 2014, administrative and general expenses for electric services increased by $168,000 as compared to the nine months ended September 30, 2013. In May 2013 the CPUC approved recovery of $834,000 in legal and outside service costs related to compliance with the CPUC's renewables portfolio standard. There was no similar reduction during 2014. Excluding this item, administrative and general expenses for electric services decreased by $666,000 due primarily to decreases in outside service costs, pension expense and allocation of general office expenses.

For the nine months ended September 30, 2014, administrative and general expenses for contracted services decreased by $633,000 primarily due to a decrease in legal and outside service costs, partially offset by an increase in labor costs.

Depreciation and Amortization

For the nine months ended September 30, 2014 and 2013, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$28,840	$26,739	$2,101	7.9%
Electric Services	1,868	1,741	127	7.3%
Contracted Services	896	857	39	4.6%
Total depreciation and amortization	$31,604	$29,337	$2,267	7.7%

For the nine months ended September 30, 2014, depreciation and amortization expense for water and electric services increased overall by $2.2 million to $30.7 million as compared to $28.5 million for the nine months ended September 30, 2013 due primarily to approximately $93.0 million of additions to utility plant during 2013.

Maintenance

For the nine months ended September 30, 2014 and 2013, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$9,931	$11,465	$(1,534)	(13.4)%
Electric Services	678	632	46	7.3%
Contracted Services	1,597	1,416	181	12.8%
Total maintenance	$12,206	$13,513	$(1,307)	(9.7)%

Maintenance expense for water services decreased by $1.5 million due to a higher level of planned maintenance performed in 2013. Planned maintenance expense for water services is expected to be lower in 2014 than in 2013.

Maintenance expense for contracted services increased $181,000 due to increased planned maintenance performed at various military bases during the nine months ended September 30, 2014 as compared to the same period in 2013.

Property and Other Taxes

For the nine months ended September 30, 2014 and 2013, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$10,593	$9,956	$637	6.4%
Electric Services	712	707	5	0.7%
Contracted Services	1,344	1,341	3	0.2%
Total property and other taxes	$12,649	$12,004	$645	5.4%

Property and other taxes for water services for the nine months ended September 30, 2014 increased $637,000 due primarily to increases in property taxes and franchise fees.

ASUS Construction

For the nine months ended September 30, 2014, construction expenses for contracted services were $47.7 million, decreasing $11.4 million compared to the same period in 2013 due primarily to lower construction activity.

Interest Expense

For the nine months ended September 30, 2014 and 2013, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$15,842	$16,166	$(324)	(2.0)%
Electric Services	999	1,123	(124)	(11.0)%
Contracted Services	138	232	(94)	(40.5)%
AWR (parent)	(55)	(123)	68	(55.3)%
Total interest expense	$16,924	$17,398	$(474)	(2.7)%

Overall, interest expense decreased by 2.7% due primarily to the redemption of $15.0 million of certain long-term notes in July 2014 as well as certain debt maturing during the fourth quarter of 2013.

Interest Income

For the nine months ended September 30, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$427	$467	$(40)	(8.6)%
Electric Services	9	(1)	10	*
Contracted Services	6	8	(2)	(25.0)%
AWR (parent)	17	38	(21)	(55.3)%
Total interest income	$459	$512	$(53)	(10.4)%
* - not meaningful

Other, net

For the nine months ended September 30, 2014, other income decreased by $230,000 primarily due to lower accrued interest related to GSWC's allowance for funds used during construction as compared to the same period in 2013.

Income Tax Expense

For the nine months ended September 30, 2014 and 2013, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	$ CHANGE	% CHANGE
Water Services	$25,081	$25,574	$(493)	(1.9)%
Electric Services	1,426	1,983	(557)	(28.1)%
Contracted Services	4,603	4,637	(34)	(0.7)%
AWR (parent)	(1,015)	(1,892)	877	(46.4)%
Total income tax expense	$30,095	$30,302	$(207)	(0.7)%

For the nine months ended September 30, 2014, income tax expense for water and electric services decreased to $26.5 million compared to $27.6 million for the nine months ended September 30, 2013 due to a decrease in pretax income.  The ETR for GSWC was 40.5% for the nine months ended September 30, 2014 as compared to 40.1% applicable to the nine months ended September 30, 2013. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items).  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the nine months ended September 30, 2014 and 2013, income tax expense for contracted services was $4.6 million.  The ETR was 37.7% and 37.5% for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, income tax expense at AWR (parent) increased by $877,000 due primarily to a cumulative tax benefit recorded during the third quarter of 2013 for deductions taken related to an employee benefit program, with no similar cumulative benefit recorded in 2014. AWR's consolidated ETR was 38.8% for the nine months ended September 30, 2014 as compared to 37.3% for the nine months ended September 30, 2013.

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

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $203.6 million was available on September 30, 2014 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of September 30, 2014, there were no outstanding borrowings under this facility and $17.5 million of letters of credit outstanding.  As of September 30, 2014, AWR had $82.5 million available to borrow under the credit facility.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A, also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. GSWC plans to replace this $15 million with lower interest rate debt during the fourth quarter of 2014.

In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR and GSWC from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2013, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ positive” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the nine months ended September 30, 2014, GSWC incurred $43.9 million in company-funded capital expenditures. GSWC's 2014 company-funded capital expenditures are estimated to be approximately $70 - $75 million, and $85 - $90 million for 2015.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission ("SEC") for the sale from time to time of debt and equity securities. As of September 30, 2014, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR’s ability to pay cash dividends on its common shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On October 28, 2014, AWR's Board of Directors approved a fourth quarter dividend of $0.2130 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on December 1, 2014 to shareholders of record at the close of business on November 14, 2014.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares from time to time through June 30, 2016. The repurchase program is intended to enable AWR to achieve a consolidated shareholders’ equity ratio that is more reflective of appropriate equity ratios for GSWC and ASUS. The current ratios are partly the result of the sale of AWR's Arizona subsidiary, Chaparral City Water Company, which generated approximately $30 million in cash proceeds in 2011. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Management expects Registrant’s future cash flows from operating activities to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements; and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from ASUS and its subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and/or other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities of Registrant was $120.1 million for the nine months ended September 30, 2014 as compared to $87.3 million for the same period in 2013.  The increase in operating cash flow was primarily due to cash generated by contracted services due to the billing of and cash receipts for construction work at military bases during the nine months ended September 30, 2014. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. In addition, there was also an increase in cash from operating activities at GSWC due to CPUC-approved water rate increases implemented in May 2013 and January 2014, and GSWC's collection of various surcharges implemented in mid-2013 in connection with the CPUC's final decision on the water general rate case ("GRC"). The CPUC approved recovery of previously incurred costs in this GRC. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refund amounts were received during 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $55.4 million for the nine months ended September 30, 2014 as compared to $70.5 million for the same period in 2013.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

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

Net cash used in financing activities was $45.0 million for the nine months ended September 30, 2014 as compared to $14.1 million used for the same period in 2013. This increase in cash used was primarily due to the redemption of $15 million of certain long-term notes and the repurchase of approximately $7.1 million in AWR Common Shares as part of the stock repurchase program during the nine months ended September 30, 2014. There was also a decrease in cash receipts from advances and contributions in aid of construction. During the first nine months of 2013, funding was received in relation to fluoridation projects being completed by GSWC. GSWC did not receive any similar large funding during the same period of 2014. AWR also increased the dividend payment as compared to the first nine months of 2013.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers.  As of September 30, 2014, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC. This Registration Statement expires in November 2014, at which time it is expected to be renewed.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. GSWC plans to replace this $15 million of debt with lower interest rate debt during the fourth quarter of 2014.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $96.4 million for the nine months ended September 30, 2014 as compared to $93.0 million for the same period in 2013.  This increase was mainly due to CPUC-approved water rate increases implemented in May 2013 and January 2014, and the collection of various surcharges implemented during mid-2013 in connection with the May 2013 CPUC decision on the water general rate case. These increases in cash flows from operating activities were partially offset by tax refunds received during the first quarter of 2013 for which no similar refunds were received during 2014. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $53.4 million for the nine months ended September 30, 2014 as compared to $74.1 million for the same period in 2013. Cash used for capital expenditures for the nine months ended September 30, 2014 of $52.2 million is consistent with GSWC's capital improvement plan. During 2014, GSWC's company-funded capital expenditures are estimated to be approximately $70 - $75 million. During the nine months ended September 30, 2014, GSWC made $43.9 million in Company-funded capital expenditures.

Cash Flows from Financing Activities:

Net cash used in financing activities was $53.2 million for the nine months ended September 30, 2014 as compared to $15.8 million for the same period in 2013.  The increase in cash used in financing activities was due to an increase in dividends paid by GSWC to AWR during the first nine months of 2014, and the redemption of $15.0 million in notes as previously discussed. There was also a decrease in cash receipts from advances and contributions in aid of construction.

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

In August 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not seen any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the on-going effects of sequestration have been mitigated through the passage of a fiscal year 2014-15 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt ceiling limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
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

•
FBWS - A filing to operate and maintain the East Bliss area at Fort Bliss was finalized in the third quarter of 2014 with an annual increase in operations and maintenance fees of approximately $575,000, $2.7 million in annual renewal & replacement fees and $2.9 million of funding for capital upgrade modifications.

•
TUS - The second and third price redeterminations for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  The second price redetermination was approved in September 2014. This agreement includes a retroactive amount for operations and maintenance and renewal and replacement fees combined of $1.4 million to reconcile the difference in billing prices between February 2011 and September 2014. The third price redetermination is expected to be resolved by the fourth quarter of 2014.

•
ODUS - The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012.  The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Both of these filings were revised and resubmitted to the U.S. government in January 2014. These price redeterminations are expected to be resolved in the fourth quarter of 2014.

•
PSUS - In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, the U.S. government approved an interim increase of 3.4%, retroactive to February 2010.  Based on negotiations, this redetermination filing was subsequently modified and re-submitted to the U.S. government in the first quarter of 2014.  The revised first price redetermination was approved in September 2014. The approved agreement included an annual increase of $148,000 in operations and maintenance fees and $16,000 in renewal and replacement fees. Additionally, the agreement included a retroactive amount for operations and maintenance and renewal and replacement fees combined of $328,000 to reconcile the difference in billing prices between February 2010 and October 2014. The second redetermination for Fort Jackson, covering the period February 2010 through February 2013, was filed in the third quarter of 2014 and is expected to be resolved in the first quarter of 2015.

•
ONUS - In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016.  The second price redetermination was approved in September 30, 2014, resulting in an annual increase in operations and maintenance fees of $615,000 and renewal and replacement fees of $3.7 million. Additionally, the agreement included a retroactive amount of $974,000 in operations and maintenance fees and $5.8 million in renewal and replacement fees.

In September 2012, ONUS received a contract modification for approximately $17.6 million for construction of water and sewer infrastructure at a new area in Fort Bragg.  A second modification received in January 2014 reduced the contract amount to approximately $16.5 million. Construction progress during 2013 was less than anticipated due to permitting delays outside of ONUS’s control which have now been resolved. The construction portion of this project is scheduled to be substantially complete by the end of the fourth quarter of 2014.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed during the fourth quarter of 2014. A $12 million companion project to install backflow preventers was completed in December 2013.

In 2010, ONUS began work on a $58 million pipeline replacement capital project at Fort Bragg, which has been substantially completed during the third quarter of 2014.

Regulatory Matters

Recent Changes in Rates
The CPUC has approved second-year rate increases effective January 1, 2014. These increases are expected to generate an additional $1.4 million in gross margin for 2014 as compared to the adopted gross margin in 2013. Second year rate increases are based on an earnings test and inflation factors.

The CPUC also approved rate increases in Region II and Region III related to supply cost increases experienced in those rate-making areas, which on an annual basis is expected to increase revenue by approximately $6 million. These increases in revenues are offset by a corresponding increase in supply cost, resulting in no impact to earnings.

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
In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  On May 7, 2014, GSWC filed a settlement agreement with the CPUC covering all matters in the pending electric rate case for rates in years 2013 through 2016 which has been approved by all parties. In September 2014, the CPUC issued a proposed decision, adopting the settlement agreement. A final decision from the CPUC is expected in the fourth quarter of 2014. Management does not expect that this settlement, once approved by the CPUC, will have a significant impact on GSWC's financial statements. Pending a final decision on the BVES rate case, electric revenues have been recorded using 2012 adopted levels authorized by the CPUC.
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
GSWC was scheduled to file its next cost of capital application in 2014. However, in January 2014, GSWC, along with other investor-owned California water companies, requested that the CPUC permit them to postpone their applications until March 31, 2015. The CPUC approved the request in February 2014, allowing each to continue using the rates of return most recently approved. As part of the CPUC's approval, the water companies agreed to forgo filing a cost of capital adjustment mechanism this year in the event that the WCCM mechanism is triggered. Based upon the interest rates through September 30, 2014, the WCCM would not have been triggered.

Procurement Audits
In December 2011, the CPUC issued a final decision on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects. As part of the CPUC decision, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits will cover GSWC’s procurement practices related to contracts with other contractors from 1994 forward and could result in disallowances of costs. The cost of the audits will be borne by shareholders and may not be recovered by GSWC in rates to customers. The first audit is currently underway and an audit report has not been issued. GSWC anticipates that a draft audit report will be issued during the first quarter of 2015. At this time, management cannot predict the outcome of these audits or estimate a loss or range of loss, if any, resulting from these audits.
CPUC Approval to Serve New Area:
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity application granting GSWC the authority to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure and groundwater wells with a treatment plant and storage facility to serve retail, industrial and approximately 17,000 residential customers at final build out. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County. In August 2014, the Office of Ratepayer Advocates filed an application for rehearing on the application. At this time, management cannot predict if a rehearing will be granted or the outcome of any rehearing if granted.

Rural Water Company Acquisition

In October 2013, GSWC filed an Application to acquire the assets of Rural Water Company used to provide water service in Rural’s service territory, to expand GSWC’s Certificate of Public Convenience and Necessity to incorporate the Rural service territory into GSWC’s existing Santa Maria district, and to authorize GSWC to provide service in Rural’s service territory.  On July 18, 2014, GSWC filed a Motion to Adopt a Settlement resolving all issues in GSWC’s application.  Under the terms of the settlement, if approved by the CPUC, the purchase price for the acquisition of Rural Water will be included in GSWC's rate base. GSWC should be able to recover the associated revenue requirement from customers in rates. Rural serves approximately 900 customers in the county of San Luis Obispo, California.
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

               In August 2013, the DDW under the State Water Resources Control Board ("SWRCB"), formerly the California Department of Public Health, proposed a maximum contaminant level ("MCL") for hexavalent chromium (chromium-6) of 0.010 milligram per liter.  The 45-day public comment period for this proposed MCL closed on October 11, 2013.  On April 15, 2014, after reviewing and addressing all the comments, DDW determined to maintain the proposed chromium-6 MCL at 0.010 mg/L.  At the proposed level of 0.010 milligram per liter, management does not believe that the impact on GSWC will be significant based on historical data. The MCL took effect on July 1, 2014.  All water systems are required by the new regulation to conduct initial monitoring to determine compliance before January 1, 2015.  At this time, Registrant is unable to predict the outcome of future monitoring results.

In May 2014, SWRCB proposed a state-wide National Pollutant Discharge Elimination System Permit for Drinking Water System Discharges.  The SWRCB will consider adoption of this draft permit on November 4, 2014. The permit, if adopted, will increase compliance costs in some systems operated by the GSWC where current discharge requirements are more relaxed than the proposed state-wide permit.

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

MWD has stated that it intends to recommend to its board that MWD adopt a water allocation plan in June or July 2015 if allocations from the State Water Project are below 40% in April or May 2015. At this time, GSWC cannot predict what impact, if any, a water allocation plan will have on GSWC's water supplies. Lower water allocations from the State Water Project has resulted in more reliance on water from the Colorado River and other sources to meet MWD members’ needs.

Climate Outlook and Impacts of Low Precipitation on Water Supplies
In January 2014, California Governor Edmund G. Brown, Jr. declared a drought state of emergency for California after the state experienced the driest year in recorded state history and the third consecutive year of below average precipitation and snowfall throughout the state. In response, GSWC has asked its customers to voluntarily reduce their water usage by 20%. In May 2014, GSWC revised its water conservation and rationing plan approved by the CPUC that prohibits wasteful water use.
In July 2014, the SWRCB approved emergency regulations that implement mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that triggers mandatory restrictions on outdoor water use. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB. The CPUC issued Resolution W-5000 requiring regulated utilities to comply with the SWRCB regulations and work with local enforcement agencies on water waste reporting. In response to the CPUC Resolution and the SWRCB emergency regulations, GSWC implemented Stage II of its Water Shortage Contingency Plans (WSCP) for all systems in August 2014 and informed all customers of the SWRCB regulations via direct bill messaging. Water waste reporting features were added to GSWC's website to facilitate water waste reporting by its customers. GSWC’s water conservation and rationing plan approved by the CPUC is aligned with the emergency regulations. However, GSWC may implement further response plans that include additional water use restrictions and possible penalties pending direction from the CPUC.
As of October 7, 2014, the U.S. Drought Monitor lists 95 percent of California in the rank of “Severe Drought” or “Exceptional Drought”. If dry conditions continue, GSWC may implement mandatory water rationing to its customers. Also, in the event of water supply shortages, GSWC would need to transport additional water from other areas, increasing the cost of water supply. These additional costs would result in higher costs to customers which, taken together with mandatory water rationing, may lead to customer criticism and harm to GSWC's reputation.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs
July 1 – 31, 2014	74,740		$30.91	22,400	1,218,300
August 1 – 31, 2014	165,212		$30.81	115,390	1,102,910
September 1 – 30, 2014	134,118		$30.83	84,208	1,018,702
Total	374,070	(2)	$30.84	221,998	1,018,702	(3)

(1)        On March 27, 2014, AWR announced that it may repurchase up to 1.25 million of its Common Shares through June 30, 2016 pursuant to a stock repurchase program. AWR also from time to time repurchases its Common Shares for employees pursuant to AWR’s 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)        Of this amount, 141,700 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and 10,372 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On October 28, 2014, AWR's Board of Directors approved a fourth quarter dividend of $0.2130 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on December 1, 2014 to shareholders of record at the close of business on November 14, 2014.

(b)  There have been no material changes during the third quarter of 2014 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.19
Form of Amendment to Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant's Form 8-K filed November 5, 2008 (2)

10.20	2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2014 (2)

10.21
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan for stock options granted prior to January 1, 2011 incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed May 23, 2008 (2)

10.22	2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.23	Form of Award Agreement for Awards under the 2012 Short-Term Incentive Program incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on March 30, 2012 (2)

10.24	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.25	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.26	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009(2)

10.27
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (2)

10.28
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards granted after December 31, 2010 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (2)

10.29	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.30	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 28, 2013 (2)

10.31	Performance Award Agreement between Registrant and Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.32	Form of 2013 Performance Award Agreement incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on March 15, 2013 (2)

10.33	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2013 (2)

10.34	2013 Non-Employee Directors Plan, as amended, incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 22, 2014 (2)

10.35	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 31, 2014 (2)

10.36	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.37	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 5, 2014