Form 10-K
period 2014-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2015-02-25
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014 or
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

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $1,288,725,000 and $1,517,357,000 on June 30, 2014 and February 23, 2015, respectively. The closing price per Common Share of American States Water Company on February 23, 2015, as quoted in The Wall Street Journal website, was $39.70.  As of February 23, 2015, the number of Common Shares of American States Water Company outstanding was 38,220,567. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2014 and February 23, 2015.
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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s internet website at http://www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2014.

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

GSWC served 258,191 water customers and 23,716 electric customers at December 31, 2014, or a total of 281,907 customers, compared with 257,102 water customers and 23,615 electric customers at December 31, 2013, or a total of 280,717 customers. GSWC’s utility operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2014, 2013 and 2012.

ASUS, through its wholly-owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities on water and/or wastewater systems at various United States military bases pursuant to 50-year firm, fixed-price with prospective price-redetermination contracts.  Each of the contracts with the U.S. government may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to redetermination every three years following the initial two years of the contract. Prices are also subject to equitable adjustment based upon changes in circumstances, changes in laws and/or regulations and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’s military privatization contracts.

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

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  The U.S. government is the primary customer for ASUS’s contracted services.  ASUS, from time to time, performs work at military bases for other prime contractors of the U.S. government.

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

AWR Workforce

AWR and its subsidiaries had a total of 707 employees as of February 19, 2015.  GSWC had 552 employees as of February 19, 2015.  Sixteen employees in GSWC’s Bear Valley Electric Service (“BVES”) customer service area are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2017.  Sixty-three employees in GSWC’s Region II are covered by a collective bargaining agreement with the Utility Workers Union of America, which expired in 2014. GSWC is currently in negotiations with this union on a new labor agreement. GSWC has no other unionized employees.

ASUS had 155 employees as of February 19, 2015.  Fifteen of the employees at FBWS are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in 2017.

Forward-Looking Information

This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements, or from historical results, include, but are not limited to:

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

•	Our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•	The impact of increasing opposition to GSWC rate increases on our ability to recover our costs through rates

•	The impact of condemnation actions on the size of our customer base

•	Our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure

•
Our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates

•
Changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of regulatory assets, liabilities and revenues subject to refund or regulatory disallowances

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

Please consider our forward-looking statements in light of these risks as you read this Form 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

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

Our ability to recover these types of costs depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination and the extent and magnitude of the contamination. We may recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination. However, we often experience delays in obtaining recovery of these costs and incur additional costs associated with seeking recovery from responsible or potentially responsible parties which may adversely impact our liquidity. In some events we may be unable to recover all of these costs from third parties due to the inability to identify the potentially responsible parties, the lack of financial resources of responsible parties or the high litigation costs associated with obtaining recovery from responsible or potentially responsible parties.

We can give no assurance regarding the adequacy of any such recovery to offset the costs associated with contamination or the cost of recovery of any legal costs. To date, the CPUC has permitted us to establish memorandum accounts for potential recovery of these types of costs when they arise.

Management believes that rate recovery, proper insurance coverage and reserves are in place to appropriately manage these types of contamination issues.  However, such issues, if ultimately resolved unfavorably to us, could, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The adequacy of our water supplies depends upon weather and a variety of other uncontrollable factors

The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:

*	Rainfall, basin replenishment, flood control, snow pack levels in California and the West, reservoir levels and availability of reservoir storage;

*	Availability of Colorado River water and imported water from the State Water Project;

*	The amount of usable water stored in reservoirs and groundwater basins;

*	The amount of water used by our customers and others;

*	Water quality;

*	Legal limitations on production, diversion, storage, conveyance and use; and

*	Climate change.

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

*
adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers or requiring us to transport water over longer distances, truck water to water systems or adopt other emergency measures to enable us to continue to provide water service to our customers;

*
result in an increase in our capital expenditures over the long-term, for example by requiring future construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers and reservoirs and other facilities to conserve or reclaim water;

*
adversely affect the volume of water sold as a result of such factors as mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns, recycling of water by customers and imposition of new regulations impacting such things as landscaping and irrigation patterns;

*	adversely affect aesthetic water quality if we are unable to flush our water systems as frequently due to water shortages or drought restrictions; and

*
result in customer dissatisfaction and harm to our reputation if water service is reduced, interrupted or otherwise adversely affected as a result of the California drought, water contamination or other causes.

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources. For example, water is pumped from aquifers within our service areas to meet a portion of the demands of our customers. Our source of supply varies among our water systems. Certain systems obtain all of their supply from wells; some systems purchase all of the supply from wholesale suppliers; and other systems obtain the supply from a combination of wells and wholesale suppliers. When water produced from wells is insufficient to meet customer demand or when such production is interrupted, we have purchased water from other suppliers. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.

Furthermore, imported water wholesalers, such as MWD may not always have an adequate supply of water to sell to us. Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control.

GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected as much of the surcharges or surcredits we recognize in the MCBA account are collected from or refunded to customers primarily through surcharges generally over a twelve to eighteen month period.

Our liquidity and earnings may be adversely affected by maintenance costs

Some of our infrastructure in California is more than 50 years old.  We have experienced leaks and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. These costs can increase substantially and unexpectedly.

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

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per residential customer water usage due to factors such as:

*      conservation efforts to reduce costs;
*      drought conditions resulting in additional water conservation;
*      the use of more efficient household fixtures and appliances by residential consumers to save water;
*      voluntary or mandatory changes in landscaping and irrigation patterns; and
*      recycling of water by our customers.

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

We implemented a CPUC-approved water revenue adjustment mechanism ("WRAM") at GSWC which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected as much of the surcharges or surcredits we recognize in these accounts are collected from or refunded to customers primarily through surcharges generally over a twelve, eighteen or thirty-six month period. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought.

Our earnings may be affected, to some extent, by weather during different seasons

The demand for water and electricity varies by season.  For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry.  During unusually wet weather, our customers generally use less water.  The CPUC-approved WRAM helps mitigate fluctuations in revenues due to changes in water consumption by our customers in California.

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

Our costs of obtaining and complying with the terms of franchise agreements are increasing

Cities and counties in which GSWC operates have granted GSWC a franchise to construct, maintain and use pipes and appurtenances in public streets and rights of way.  The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate GSWC’s operations within the boundaries of the city or unincorporated area of the counties in which GSWC operates.  Cities and counties have also been attempting to impose new fees on GSWC’s operations, including pipeline abandonment fees and road cut or other types of capital improvement fees.  At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC for the increased costs of local government regulation.  These trends may adversely affect GSWC’s ability to recover its costs of providing water service in rates and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels.

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

Risks associated with the collection of wastewater are different, in some respects, from that of our water distribution operations

The wastewater collection system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and/or economic damages. The cost of addressing such damages may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses might not be recoverable under our contracts with the U.S. government, covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

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

We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases

We are routinely audited by the Defense Contract Auditing Agency (“DCAA”) for compliance with federal acquisition regulations, cost accounting standards and other laws regulations and standards that are not applicable to the operations of GSWC. During the course of these audits, the DCAA may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed.

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, delay price redeterminations or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.

If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government regulations and statutes, we could also be suspended or barred from future U.S. government contracts for a period of time and be subject to possible damages, fines and penalties and damage to our reputation in the water and wastewater industry.

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

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulation. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us either at the end of each price redetermination period or at the end of the contract. The U.S. government has the right to offset claimed damages against any amounts owed to us.

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

Market conditions and demographic changes may adversely impact the value of our benefit plan assets and liabilities
Market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase, which could adversely affect our financial position and our cash flow position. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.

Market conditions also affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of our pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected. These risks are mitigated to some extent by the two-way pension balancing account authorized by the CPUC which permits us to track differences between forecasted annual expense adopted in rates and actual expenses for future recovery or refund to customers.

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

The price of our Common Shares may be volatile and may be affected by market conditions beyond our control

The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; and major catastrophic events or sales of large blocks of our stock.

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

Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business

In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, business development and IT support positions.  Our regulated business and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service.  In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates.  The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short-term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.

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

System security risks, data protection breaches and cyber-attacks could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization.  We have implemented security measures and will continue to devote significant resources to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber-attack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer or employee information.  Moreover, if a computer security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We could also be exposed to a risk of loss or litigation and possible liability.

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

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where GSWC's operations are concentrated, or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover these costs for our public utility operations.

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

Item 1B — Unresolved Staff Comments

None.

Item 2 - Properties

Water Properties

As of December 31, 2014, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,792 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2014, GSWC owned 239 wells, of which 192 are active operable wells equipped with pumps with an aggregate production capacity of approximately 202.3 million gallons per day. GSWC has 63 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 112 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
239	381	2,792	258,281	25,332	142	111,816	(1)

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

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2014, GSWC owned and operated 29.6 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1.4 miles of underground 34.5 kv transmission lines, 180.0 miles of 4.16 kv or 2.4 kv distribution lines, 54.0 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914. As of December 31, 2014, GSWC had adjudicated groundwater water rights and surface water rights of 73,330 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified and are not subject to predetermined limitations, but are typically measured by historical usage.

Office Buildings

Registrant’s general headquarters is owned and located in San Dimas, California. GSWC also owns and/or leases certain facilities that house regional, district and customer service offices. ASUS leases office facilities in California, Georgia and Virginia.  TUS rents a temporary service center facility in Maryland, pending the completion of a facility expected to be constructed at that location.  FBWS has a ten-year, renewable, no cost license for use of space in a U.S. government building at Fort Bliss as a service center.  PSUS, ODUS and ONUS own service centers in South Carolina, Virginia and North Carolina, respectively. ONUS rents temporary support facilities.

Mortgage and Other Liens

As of December 31, 2014, GSWC had no mortgage debt outstanding or liens securing indebtedness.

As of December 31, 2014, neither AWR nor ASUS, or any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding.

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
Claremont System:
On November 4, 2014 voters passed a measure authorizing the City to issue up to $135.0 million in water revenue bonds to finance the acquisition of the Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC.  GSWC intends to vigorously contest this action. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC filed a petition in the Superior Court, Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW ("Friends of Locally Owned Water") members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action. They contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether such a lawsuit would be permitted, the Court granted the motion for class certification.  On March 13, 2014, the Court denied GSWC's petition. On April 9, 2014, GSWC filed a Notice of Appeal. GSWC is unable to predict the outcome of the appeal at this time. GSWC serves approximately 3,000 customers in Ojai.
Apple Valley System:
In recent years, the Town of Apple Valley has considered a potential condemnation of the water systems serving its area, including GSWC's Apple Valley system. In August 2014, Apple Valley's Town Council issued a request for proposal for an updated feasibility study on the potential acquisition of the water systems. The feasibility study has been completed. However, the Town of Apple Valley has not taken any action against GSWC. GSWC serves approximately 2,900 customers in the Town of Apple Valley.
Artesia System:
On October 13, 2014, the City of Artesia's City Council approved the funding of a feasibility study on the potential acquisition of GSWC's water system in Artesia. GSWC serves approximately 3,300 customers in Artesia.

Environmental Clean-Up and Remediation of Properties:
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

 The Company has accrued an estimated liability which includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Item 3 - Legal Proceedings

On December 9, 2014, the City of Claremont filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125), to acquire the portion of GSWC's system which serves the City of Claremont. GSWC intends to vigorously contest this action.
Registrant is subject to ordinary routine litigation incidental to its business. Management believes that the opportunity for rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.  Management is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares the cumulative 5-year total return provided shareholders on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and two customized peer groups of five companies and eight companies respectively. The companies in each of the peer groups are listed in footnotes 1 and 2 below. The new peer group includes three additional water companies that were not included in the prior peer group. AWR believes that the expansion of the peer group to include larger water utilities is appropriate in light of AWR's increase in market capitalization in recent years. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in each index and in each of the peer groups on December 31, 2009. Relative performance is tracked through December 31, 2014.
(1) There are five companies included in the Company's first customized peer group which are: Artesian Resources Corp, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Co and SJW Corp.
(2) The eight companies included in the Company's second customized peer group include all companies in the prior peer group and American Water Works Company Inc., Aqua America Inc., and York Water Co.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American States Water Company, the S&P 500 Index,
Prior Peer Group and Current Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
American States Water Company	$100.00	$100.25	$104.80	$148.66	$182.92	$246.40
S&P 500	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Prior Peer Group	$100.00	$110.69	$110.34	$121.73	$146.54	$160.28
Current Group	$100.00	$120.40	$137.37	$161.90	$190.56	$231.98

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

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, and reflecting the two-for-one stock split effective September 3, 2013, were:

	Stock Prices
	High	Low
2014
First Quarter	$32.97	$27.02
Second Quarter	$33.27	$27.82
Third Quarter	$34.00	$30.11
Fourth Quarter	$38.74	$30.26

2013
First Quarter	$28.88	$24.01
Second Quarter	$28.90	$25.65
Third Quarter	$33.09	$25.07
Fourth Quarter	$29.89	$26.45
The closing price of the Common Shares of American States Water Company on the NYSE on February 23, 2015 was $39.70.

Approximate Number of Holders of Common Shares
As of February 23, 2015, there were 2,475 holders of record of the 38,220,567 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amount of dividends paid on Common Shares of American States Water Company:

	2014	2013
First Quarter	$0.2025	$0.1775
Second Quarter	$0.2025	$0.1775
Third Quarter	$0.2130	$0.2025
Fourth Quarter	$0.2130	$0.2025
Total	$0.8310	$0.7600

 AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (14) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $367.7 million was available from GSWC to pay dividends to AWR as of December 31, 2014. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1.  GSWC would have to issue additional debt of $533.2 million to invoke this covenant as of December 31, 2014.
Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $253.6 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2014. Approximately $199.6 million was available for GSWC to pay dividends to AWR at December 31, 2014. Approximately $41.3 million was available for ASUS to pay dividends to AWR at December 31, 2014.
AWR paid $32.1 million in dividends to shareholders for the year ended December 31, 2014, as compared to $29.4 million for the year ended December 31, 2013. GSWC paid dividends of $52.0 million and $29.4 million to AWR in 2014 and 2013, respectively. ASUS did not pay dividends to AWR in 2014 or 2013. AWR paid $17.2 million to repurchase its Common Shares in 2014.

Other Information

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2014.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet To Be Purchased under the Plans or Programs (2)
October 1 - 31, 2014	185,950		$30.58	184,688	834,014
November 1 - 30, 2014	33,758		$34.84	—	834,014
December 1 - 31, 2014	171,501		$34.19	129,232	704,782
Total	391,209	(1)	$32.53	313,920

(1)         Of this amount, 67,600 Common Shares were acquired on the open market for employees pursuant to our 401(k) Plan and 9,689 of the Common Shares were acquired on the open market for participants in AWR’s Common Share Purchase and Dividend Reinvestment Plan. The remainder of the Common Shares were purchased under the stock repurchase program.
(2)         On March 27, 2014, AWR's Board of Directors approved a stock repurchase program authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares from time to time through June 30, 2016.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2014	2013	2012	2011	2010 (3)
Income Statement Information:
Total Operating Revenues	$465,791	$472,077	$466,908	$419,913	$399,776
Total Operating Expenses	346,746	353,005	355,814	324,809	325,957
Operating Income	119,045	119,072	111,094	95,104	73,819
Interest Expense	21,617	22,415	22,765	23,681	21,636
Interest Income	927	707	1,333	859	2,406
Income from Continuing Operations	$61,058	$62,686	$54,148	$42,010	$31,091
Income from Discontinued Operations, net of tax (2)	$—	$—	$—	$3,849	$2,106

Basic Earnings per Common Share (1):
Income from Continuing Operations	$1.57	$1.61	$1.42	$1.12	$0.84
Income from Discontinued Operations (2)	—	—	—	0.10	0.06
Total	$1.57	$1.61	$1.42	$1.22	$0.90

Fully Diluted Earnings per Common Share (1):
Income from Continuing Operations	$1.57	$1.61	$1.41	$1.11	$0.83
Income from Discontinued Operations (2)	—	—	—	0.10	0.06
Total	$1.57	$1.61	$1.41	$1.21	$0.89

Average Shares Outstanding	38,658	38,639	37,998	37,386	37,170
Average number of Diluted Shares Outstanding	38,880	38,869	38,262	37,674	37,472
Dividends Declared per Common Share	$0.831	$0.760	$0.635	$0.550	$0.520
Balance Sheet Information:
Total Assets	$1,378,298	$1,310,183	$1,280,943	$1,238,362	$1,192,035
Common Shareholders’ Equity	506,801	492,404	454,579	408,666	377,541
Long-Term Debt	325,798	326,079	332,463	340,395	299,839
Total Capitalization	$832,599	$818,483	$787,042	$749,061	$677,380
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2014	2013	2012	2011	2010 (3)
Income Statement Information:
Total Operating Revenues	$361,059	$358,540	$342,931	$336,725	$327,416
Total Operating Expenses	261,317	256,197	256,326	253,047	263,615
Operating Income	99,742	102,343	86,605	83,678	63,801
Interest Expense	21,524	22,287	22,609	23,292	21,215
Interest Income	894	615	1,293	801	1,914
Net Income	$47,857	$48,642	$39,220	$34,822	$25,110
Balance Sheet Information:
Total Assets	$1,282,374	$1,233,381	$1,214,052	$1,173,383	$1,078,478
Common Shareholder’s Equity	435,190	437,613	416,257	384,806	358,295
Long-Term Debt	325,798	326,079	332,463	340,395	299,839
Total Capitalization	$760,988	$763,692	$748,720	$725,201	$658,134
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

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and Risk Factors and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as new landscaping or irrigation requirements, recycling of water by the customer and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at much higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity application granting GSWC the authority to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development, approximately 17,000 residential customers, with groundwater and surface water from the Sacramento River. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County. In August 2014, the Office of Ratepayer Advocates filed an application for rehearing on the application. At this time, management cannot predict if a rehearing will be granted or the outcome of any rehearing if granted.
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
In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  On May 7, 2014, GSWC filed a settlement agreement with the CPUC covering all matters in the case. On November 6, 2014, the CPUC approved the settlement agreement retroactive to January 1, 2013. This decision did not have a significant impact on GSWC's 2014 financial results.

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
In September 2014, ASUS received retroactive contract modifications from the U.S. government for price redeterminations and other matters related to the operations at Fort Bragg, Fort Jackson and Andrews Air Force Base. As a result, included in earnings for the year ended December 31, 2014 was approximately $1.7 million in retroactive revenues for years prior to 2014, or $0.03 per share, related to these contract modifications.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2014	12/31/2013	CHANGE
Water	$1.16	$1.19	$(0.03)
Electric	0.07	0.06	0.01
Contracted services	0.31	0.30	0.01
AWR (parent)	0.03	0.06	(0.03)
Totals from operations, as reported	$1.57	$1.61	$(0.04)

For the year ended December 31, 2014, fully diluted earnings per share for the water segment decreased by $0.03 per share to $1.16 per share, as compared to $1.19 per share for 2013.  In May 2013, the CPUC issued a final decision on GSWC's water general rate case which approved, among other things, recovery of $3.1 million of previously incurred costs. The approval of these items increased earnings for the year ended December 31, 2013 by $0.05 per share, with no similar increase in 2014. Excluding this $0.05 per share impact, diluted earnings from the water segment increased by $0.02 per share for the year ended December 31, 2014 as compared to the same period in 2013. Impacting the comparability of the two periods were the following items:

•
An increase in the water gross margin of $0.05 per share, primarily resulting from second-year rate increases and additional revenues approved by the CPUC for advice letter capital projects. There was also a decrease of approximately $580,000 in revenues with a corresponding decrease in operating expenses representing lower surcharges billed to customers to recover previously incurred costs. These surcharges had no impact on net earnings.

•
Excluding supply costs, the one-time recovery of previously incurred costs and the impact of the surcharges discussed above, there was an increase in operating expenses of approximately $2.1 million, or $0.03 per share, due primarily to increases in outside service costs, depreciation expense and property taxes. These increases were partially offset by lower planned maintenance.

•
A decrease in interest expense and other non-operating expenses (net of interest income), increasing earnings by $0.01 per share due primarily to the refinance of certain long-term notes with notes at a lower interest rate as well as other debt maturing during the fourth quarter of 2013 and 2014.

•
An increase in the effective income tax rate for the water segment during the year ended December 31, 2014 as compared to 2013, which decreased earnings by approximately $0.01 per share. The change in the tax rate is primarily due to changes between book and taxable income from items that are treated as flow-through adjustments in accordance with regulatory requirements as well as changes in permanent items.

For the year ended December 31, 2014, diluted earnings from the electric segment increased by $0.01 per share as compared to 2013 due primarily to an overall decrease in operating expenses and a lower electric effective income tax rate. The decrease in expenses in 2014 was partially offset by the recovery of legal and outside services costs in connection with the CPUC's renewables portfolio standard approved by the CPUC in May 2013. As a result, in the second quarter of 2013, GSWC recorded an $834,000 reduction in legal and outside services costs, increasing earnings by $0.01 per share. There was no similar reduction in 2014. The final decision on BVES's general rate case approved by the CPUC in November 2014 did not have a significant impact on BVES's earnings for 2014.

For the year ended December 31, 2014, diluted earnings from contracted services were $0.31 per share, compared to $0.30 per share for the same period in 2013. Impacting the comparability of the two periods were the following items:

•
An increase in management fees as a result of successful resolutions of various price redeterminations received during the third quarter of 2014, increasing earnings by $0.05 per share for 2014. Included in this increase were retroactive amounts totaling $1.7 million, or $0.03 per share, related to prior years.

•
An increase of $0.02 per share due to the recording of additional revenues during the close-out of a large pipe replacement construction project at Fort Bragg. ONUS began work on this large project in 2010, which was completed and closed-out during the fourth quarter of 2014.

•
An overall decrease in construction activity reducing earnings by $0.03 per share due to significant work on several projects being substantially completed during 2013, with less work performed during 2014.

•
A decrease of $0.03 per share as compared to 2013 as a result of cumulative tax deductions taken in 2013 related to certain construction activities for years 2013 and prior. There was no similar cumulative amount deducted for 2014.

Diluted earnings from AWR (parent) decreased $0.03 per share as compared to the same period in 2013 due primarily to a cumulative tax benefit recorded during the third quarter of 2013 for deductions related to an employee benefit program, with no similar cumulative benefit recorded in 2014.

The following discussion and analysis for the years ended December 31, 2014, 2013 and 2012 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2014 and 2013 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
OPERATING REVENUES
Water	$326,672	$320,131	$6,541	2.0%
Electric	34,387	38,409	(4,022)	-10.5%
Contracted services	104,732	113,537	(8,805)	-7.8%
Total operating revenues	465,791	472,077	(6,286)	-1.3%

OPERATING EXPENSES
Water purchased	57,790	58,930	(1,140)	-1.9%
Power purchased for pumping	10,700	9,518	1,182	12.4%
Groundwater production assessment	16,450	15,541	909	5.8%
Power purchased for resale	9,649	13,392	(3,743)	-27.9%
Supply cost balancing accounts	6,346	214	6,132	*
Other operation	28,288	27,767	521	1.9%
Administrative and general	78,323	77,291	1,032	1.3%
Depreciation and amortization	41,073	40,090	983	2.5%
Maintenance	16,092	17,772	(1,680)	-9.5%
Property and other taxes	16,722	15,865	857	5.4%
ASUS construction	65,368	76,627	(11,259)	-14.7%
Net gain on sale of property	(55)	(2)	(53)	*
Total operating expenses	346,746	353,005	(6,259)	-1.8%

OPERATING INCOME	119,045	119,072	(27)	—%

OTHER INCOME AND EXPENSES
Interest expense	(21,617)	(22,415)	798	-3.6%
Interest income	927	707	220	31.1%
Other, net	751	1,105	(354)	-32.0%
	(19,939)	(20,603)	664	-3.2%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	99,106	98,469	637	0.6%

Income tax expense	38,048	35,783	2,265	6.3%

NET INCOME	$61,058	$62,686	$(1,628)	-2.6%

Basic earnings per Common Share	$1.57	$1.61	$(0.04)	-2.5%

Fully diluted earnings per Common Share	$1.57	$1.61	$(0.04)	-2.5%
* Not meaningful

Operating Revenues
General
Registrant relies upon rate approvals by the CPUC to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. ASUS files price redeterminations and requests for equitable adjustments with the U.S. government in order to recover operating expenses and provide profit margin for contracted services.  If adequate rate relief and price redeterminations and adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings have also been positively impacted by additional construction projects at each of the Military Utility Privatization Subsidiaries.

Water
For the year ended December 31, 2014, revenues from water operations increased by $6.5 million to $326.7 million, compared to $320.1 million for the year ended December 31, 2013. During 2014, the CPUC approved an increase in rates to specifically cover increases in supply costs experienced in certain rate-making areas. This $3.5 million increase in revenues for the year ended December 31, 2014 is offset by a corresponding increase in supply cost, resulting in no impact to the water gross margin. There were also second-year rate increases approved by the CPUC effective January 1, 2014 for certain rate-making areas as well as increases related to advice letter filings. These increases were partially offset by a decrease of approximately $580,000 in surcharges during the year ended December 31, 2014 to recover previously incurred costs approved by the CPUC. The decrease in revenues from these surcharges is offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.
Billed water consumption for the year ended December 31, 2014 decreased by approximately 2.8% as compared to the same period in 2013. Changes in consumption do not have a significant impact on revenues due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2014, revenues from electric operations were $34.4 million compared to $38.4 million for 2013. In November 2014, the CPUC issued a final decision on BVES's general rate case which sets new rates for the years 2013 - 2016. The new rates were retroactive to January 1, 2013. Prior to the decision, electric revenues for 2013 and 2014 were recorded based on 2012 adopted levels. The new adopted revenues for years 2013 through 2016 are lower than revenues in the previous rate cycle resulting from a revised return on equity of 9.95%, as well as lower depreciation and certain other operating expenses. As a result of the decision, a $2.2 million cumulative reduction in revenues was recorded during the fourth quarter of 2014, along with a cumulative reduction in depreciation expense. The impact of the retroactive effect of the new rates to BVES's 2014 net earnings was not significant. There was also a $936,000 decrease in surcharges to recover previously incurred costs during 2014 as compared to 2013, with a corresponding $936,000 decrease in operating expenses resulting in no impact to pretax income. The remaining decrease in electric revenues was primarily due to lower electric usage, resulting in lower revenues and lower electric supply costs.
 Billed electric usage for the year ended December 31, 2014 decreased 5.4% as compared to 2013.  The winter experienced in the Big Bear area during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage than in the prior year. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2014, revenues from contracted services decreased to $104.7 million as compared to $113.5 million for 2013.  The decrease was mainly due to lower construction activity at various military bases, including a reduction in initial capital upgrade work at Fort Bragg and the military bases in Virginia. In addition, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss and Fort Bragg, resulting in less revenue during the year ended December 31, 2014 as compared to the same period in 2013. The decrease in construction activity was partially offset by the resolution of price redeterminations at Fort Bragg, Fort Jackson and Andrews Air Force Base resulting in increased management fee revenues during the third quarter of 2014, including retroactive amounts related to prior years totaling $1.7 million. Additionally, ASUS recorded $1.6 million of additional revenues during the fourth quarter of 2014 in conjunction with the close-out of a large construction project at Fort Bragg. ONUS began work on this large project in 2010, which was completed and closed-out during the fourth quarter of 2014.

ASUS subsidiaries continue to enter into U.S. government awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2014, the U.S. government awarded ASUS $27.0 million in new construction projects, the majority of which are expected to be completed during the next twelve months. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, power purchased for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale, the cost of natural gas used by BVES’s generating unit, renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 29.1% and 27.6% of total operating expenses for the years ended December 31, 2014 and 2013, respectively.

The table below provides the amount of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$326,672	$320,131	$6,541	2.0%
WATER SUPPLY COSTS:
Water purchased (1)	57,790	58,930	(1,140)	-1.9%
Power purchased for pumping (1)	10,700	9,518	1,182	12.4%
Groundwater production assessment (1)	16,450	15,541	909	5.8%
Water supply cost balancing accounts (1)	1,378	(1,958)	3,336	-170.4%
TOTAL WATER SUPPLY COSTS	$86,318	$82,031	$4,287	5.2%
WATER GROSS MARGIN (2)	$240,354	$238,100	$2,254	0.9%
PERCENT MARGIN - WATER	73.6%	74.4%	0.7

ELECTRIC OPERATING REVENUES (1)	$34,387	$38,409	$(4,022)	-10.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	9,649	13,392	(3,743)	-27.9%
Electric supply cost balancing accounts (1)	4,968	2,172	2,796	128.7%
TOTAL ELECTRIC SUPPLY COSTS	$14,617	$15,564	$(947)	-6.1%
ELECTRIC GROSS MARGIN (2)	$19,770	$22,845	$(3,075)	-13.5%
PERCENT MARGIN - ELECTRIC	57.5%	59.5%	0.6

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $6,346,000 and $214,000 for the years ended December 31, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

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

The overall actual percentages for purchased water for the years ended December 31, 2014 and 2013 approximated the adopted overall percentage of 35%. The overall water gross margin percent was 73.6% for the year ended December 31, 2014 as compared to 74.4% in the same period of 2013.

Purchased water costs for the year ended December 31, 2014 decreased by 1.9% to $57.8 million as compared to $58.9 million in 2013 primarily due to a decrease in customer usage, partially offset by increases in wholesale water costs.

For the year ended December 31, 2014, the cost of power purchased for pumping increased to $10.7 million as compared to $9.5 million for 2013 primarily due to an increase in average electric costs. Groundwater production assessments were $16.5 million in 2014 as compared to $15.5 million in 2013 due to an increase in rates levied by government agencies.

The water supply cost balancing account increased $3.3 million during the year ended December 31, 2014 as compared to the same period in 2013 due to an increase in rates specifically to cover increases in supply costs for certain rate-making areas, as previously discussed. This increase in revenues is offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin.

For the year ended December 31, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $9.6 million, as compared to $13.4 million for the year ended December 31, 2013, due primarily to a decrease in the average price per MWh during the year ended December 31, 2014. The average price per MWh decreased from $62.18 per MWh for the year ended December 31, 2013 to $48.00 per MWh for the same period in 2014. There was also a 5.4% decrease in customer usage as compared to the year ended December 31, 2013. The electric supply cost balancing account included in total supply costs increased by $2.8 million due to the decrease in the average price per MWh.

Other Operation

The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment, and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of costs as well.  For the years ended December 31, 2014 and 2013, other operation expenses by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$22,871	$22,356	$515	2.3%
Electric Services	2,677	2,754	(77)	-2.8%
Contracted Services	2,740	2,657	83	3.1%
Total other operation expenses	$28,288	$27,767	$521	1.9%

For the year ended December 31, 2014, other operation expense for water services increased by $515,000 as compared to 2013. As part of the CPUC's final decision on the water rate case approved in May 2013, during the first quarter of 2013 GSWC recorded a $1.0 million reduction in other operation expense as a result of the CPUC approval for recovery of certain previously expensed costs. There was no similar reduction in 2014. Excluding the impact of this item, other operation expense for water services decreased by approximately $485,000 due primarily to a decrease in labor resulting from a lower number of employees, and a decrease in conservation and outside service costs. Conservation costs are expected to increase in 2015.

For the year ended December 31, 2014, other operation expenses for electric services decreased by $77,000 as compared to 2013. Billed surcharges in 2014 for the recovery of certain operation costs previously incurred decreased by $435,000 as compared to the same period in 2013. As these surcharges are billed each month, a corresponding dollar amount is recorded to other operation expenses, having no impact on pretax operating income. Excluding this decrease, other operation expenses for electric services increased by $358,000 due to increases in costs of operating BVES's generating unit.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2014 and 2013, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$57,729	$55,053	$2,676	4.9%
Electric Services	8,085	9,592	(1,507)	-15.7%
Contracted Services	12,461	12,639	(178)	-1.4%
AWR (parent)	48	7	41	585.7%
Total administrative and general expenses	$78,323	$77,291	$1,032	1.3%

For the year ended December 31, 2014, administrative and general expenses for water services increased by $2.7 million compared to 2013. During the first quarter of 2013, as part of the CPUC's final decisions on the water rate case, GSWC recorded a $1.7 million reduction in administrative and general expenses as a result of the CPUC approval of recovery of certain previously expensed costs. There was no similar reduction in 2014. Additionally, during the year ended December 31, 2014, there was a decrease of $547,000 in surcharges billed for the recovery of various administrative and general costs previously incurred, as compared to the same period in 2013. As these costs are recovered in revenue through surcharges, a corresponding dollar amount is recorded to administrative and general expenses, having no impact on pretax operating income. Excluding the effect of these two items, administrative and general expenses for water services increased by approximately $1.5 million due primarily to an increase in legal and outside service costs, partially offset by lower general liability and workers' compensation reserves and pension expense. Registrant expects pension expense to increase during 2015 as a result of lower discount rates and new mortality tables. CPUC-approved rate increases effective January 1, 2015 are expected to provide adequate rate recovery for these expected increases. In addition, for the water and electric segments, differences between actual pension expense and forecasted pension expense included in rates are tracked in the two-way pension balancing accounts, resulting in no impact to pretax income.

For the year ended December 31, 2014, administrative and general expenses for electric services decreased by $1.5 million compared to 2013. Surcharges billed in 2014 for the recovery of various previously incurred administrative and general costs decreased by $501,000 as compared to the same period in 2013. As discussed previously, as these surcharges are recorded as revenue, a corresponding dollar amount is recorded to administrative and general expenses, having no impact on pretax operating income. In May 2013 the CPUC approved recovery of $834,000 in legal and outside service costs related to compliance with the CPUC's renewables portfolio standard. There was no similar reduction in 2014. Excluding the impact of these items, administrative and general expenses for electric services decreased by $1.8 million due primarily to decreases in legal and outside service costs, pension expense and workers' compensation and general liability reserves.

For the year ended December 31, 2014, administrative and general expenses for contracted services decreased by $178,000 primarily due to a decrease in legal and outside service costs and pension expense, partially offset by an increase in labor costs.

Depreciation and Amortization

For the years ended December 31, 2014 and 2013, depreciation and amortization expense by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$38,388	$36,636	$1,752	4.8%
Electric Services	1,466	2,316	(850)	-36.7%
Contracted Services	1,219	1,138	81	7.1%
Total depreciation and amortization	$41,073	$40,090	$983	2.5%

For the year ended December 31, 2014, depreciation and amortization expense for water services increased by $1.8 million due primarily to approximately $91 million of additions to utility plant during 2013, partially offset by approximately $11 million of asset retirements.

For the year ended December 31, 2014, depreciation and amortization expense for electric services decreased by $850,000 primarily due to lower depreciation composite rates approved by the CPUC in the electric general rate case in November 2014.

Maintenance

For the years ended December 31, 2014 and 2013, maintenance expense by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$13,067	$14,994	$(1,927)	-12.9%
Electric Services	878	829	49	5.9%
Contracted Services	2,147	1,949	198	10.2%
Total maintenance	$16,092	$17,772	$(1,680)	-9.5%

For the year ended December 31, 2014, maintenance expense for water services decreased by $1.9 million compared to the year ended December 31, 2013 due to a higher level of planned maintenance performed in 2013. Planned maintenance expense for water services is expected to increase in 2015 as compared to 2014.

For the year ended December 31, 2014, maintenance expense for contracted services increased by $198,000 due to increased maintenance activities performed at various military bases as compared to the same period in 2013.

Property and Other Taxes

For the years ended December 31, 2014 and 2013, property and other taxes by segment, consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$14,285	$13,130	$1,155	8.8%
Electric Services	936	942	(6)	-0.6%
Contracted Services	1,501	1,793	(292)	-16.3%
Total property and other taxes	$16,722	$15,865	$857	5.4%

For the year ended December 31, 2014, property and other taxes for water and electric services increased by $1.2 million due primarily to increases in property taxes of approximately $985,000 resulting from capital additions and associated higher assessed property values. There was also an increase in franchise fees.

For the year ended December 31, 2014, property and other taxes for contracted services decreased by $292,000 due to lower accrued gross receipt taxes for the military bases in Virginia as a result of lower construction activity, and also at Fort Bragg as a result of the elimination of the gross receipt tax in North Carolina effective July 1, 2014.

ASUS Construction

For the year ended December 31, 2014, construction expenses for contracted services were $65.4 million, decreasing by $11.3 million compared to the same period in 2013 due to lower construction activity, primarily at FBWS and ODUS, partially offset by higher construction activity at TUS. As previously discussed, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss and Fort Bragg, resulting in less construction expenses during the year ended December 31, 2014 as compared to the same period in 2013.

Interest Expense

For the years ended December 31, 2014 and 2013, interest expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$20,260	$20,849	$(589)	-2.8%
Electric Services	1,264	1,438	(174)	-12.1%
Contracted Services	151	286	(135)	-47.2%
AWR (parent)	(58)	(158)	100	-63.3%
Total interest expense	$21,617	$22,415	$(798)	-3.6%

Overall, interest expense for the year ended December 31, 2014 decreased by $798,000 as compared to 2013 due primarily to the redemption of $15.0 million of certain long-term notes in July 2014, as well as other debt maturing during the fourth quarter of 2013 totaling $3.1 million. This was partially offset by an increase in short-term borrowings under the credit facility. The average bank balances under Registrant's revolving credit facility was $6.2 million during 2014. There were no borrowings under the credit facility during 2013. The average interest rate on short term borrowings was 0.81% during 2014.

Interest Income

For the years ended December 31, 2014 and 2013, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$890	$613	$277	45.2%
Electric Services	4	2	2	100.0%
Contracted Services	9	22	(13)	-59.1%
AWR (parent)	24	70	(46)	-65.7%
Total interest income	$927	$707	$220	31.1%

Interest income increased by $220,000 for the year ended December 31, 2014 as compared to 2013 due primarily to interest collected on certain outstanding balances owed to GSWC. There was no similar item in 2013.

Other, net

For the year ended December 31, 2014, other income decreased by $354,000 primarily due to lower accrued interest related to GSWC's allowance for funds used during construction and lower gains on investments held in a Rabbi Trust for the Supplemental Executive Retirement Plan as compared to the same period in 2013.

Income Tax Expense

For the years ended December 31, 2014 and 2013, income tax expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$30,410	$30,679	$(269)	-0.9%
Electric Services	1,596	2,455	(859)	-35.0%
Contracted Services	7,038	4,911	2,127	43.3%
AWR (parent)	(996)	(2,262)	1,266	-56.0%
Total income tax expense	$38,048	$35,783	$2,265	6.3%

For the year ended December 31, 2014, income tax expense for water and electric services decreased to $32.0 million compared to $33.1 million for the same period in 2013 due primarily to a decrease in pretax income. The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2014 decreased slightly to 40.1% as compared to 40.5% in 2013.  The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

Income tax expense for contracted services increased to $7.0 million compared to $4.9 million. This was due to an increase in pretax income and a higher ETR than in 2013.  The ETR for contracted services was 36.6% for 2014 as compared to 29.8% for 2013. In 2013, cumulative deductions were taken for 2013 and prior years related to certain construction activities.

For the year ended December 31, 2014, income tax benefit at AWR (parent) decreased by $1.3 million as compared to 2013 due primarily to a cumulative tax benefit recorded in 2013 for deductions taken related to an employee benefit program, with no similar cumulative benefit recorded in 2014.

Consolidated Results of Operations — Years Ended December 31, 2013 and 2012 (dollar amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2013	12/31/2012	CHANGE	CHANGE
OPERATING REVENUES
Water	$320,131	$305,898	$14,233	4.7%
Electric	38,409	37,033	1,376	3.7%
Contracted services	113,537	123,977	(10,440)	-8.4%
Total operating revenues	472,077	466,908	5,169	1.1%

OPERATING EXPENSES
Water purchased	58,930	54,010	4,920	9.1%
Power purchased for pumping	9,518	8,355	1,163	13.9%
Groundwater production assessment	15,541	14,732	809	5.5%
Power purchased for resale	13,392	12,120	1,272	10.5%
Supply cost balancing accounts	214	11,709	(11,495)	-98.2%
Other operation	27,767	29,790	(2,023)	-6.8%
Administrative and general	77,291	70,556	6,735	9.5%
Depreciation and amortization	40,090	41,385	(1,295)	-3.1%
Maintenance	17,772	15,887	1,885	11.9%
Property and other taxes	15,865	15,381	484	3.1%
ASUS construction	76,627	81,957	(5,330)	-6.5%
Net gain on sale of property	(2)	(68)	66	-97.1%
Total operating expenses	353,005	355,814	(2,809)	-0.8%

OPERATING INCOME	119,072	111,094	7,978	7.2%

OTHER INCOME AND EXPENSES
Interest expense	(22,415)	(22,765)	350	-1.5%
Interest income	707	1,333	(626)	-47.0%
Other, net	1,105	431	674	156.4%
	(20,603)	(21,001)	398	-1.9%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	98,469	90,093	8,376	9.3%

Income tax expense	35,783	35,945	(162)	-0.5%

INCOME FROM CONTINUING OPERATIONS	62,686	54,148	8,538	15.8%

Basic earnings from continuing operations	$1.61	$1.42	$0.19	13.4%

Diluted earnings from continuing operations	$1.61	$1.41	$0.20	14.2%

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2013	12/31/2012	CHANGE
Water	$1.19	$0.90	$0.29
Electric	0.06	0.12	(0.06)
Contracted services	0.30	0.39	(0.09)
AWR (parent)	0.06	—	0.06
Totals from operations, as reported	$1.61	$1.41	$0.20

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

•
GSWC recorded a $2.7 million, or $0.04 per share, decrease in operating expenses as a result of the CPUC's approval for recovery of previously incurred operating expenses in connection with the water general rate case final decision issued in May 2013. Among other things, the final decision approved the one-time recovery of various memorandum accounts, which tracked certain costs that were previously expensed as incurred. As a result, GSWC recorded regulatory assets for these memorandum accounts with a corresponding reduction in operating expenses during the first quarter of 2013.

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

Diluted earnings from electric operations decreased by $0.06 per share as compared to 2012. In May 2013, the CPUC approved recovery of legal and outside services costs previously expensed in connection with GSWC's effort to procure renewable resources under the CPUC's renewables portfolio standard (“RPS”). As a result, GSWC recorded an $834,000 reduction in other operating expenses during 2013 as compared to the RPS recovery approved during 2012 of $1.2 million. The difference resulted in a decrease of $416,000 in pretax income, or $0.01 per share for 2013. In addition to the impact of this RPS recovery, there was an increase of $1.2 million, or $0.03 per share, in other operating expenses, excluding supply costs and surcharges billed to customers during 2013 to recover previously incurred costs. These surcharges had no impact to net earnings. Finally, there was a higher electric effective income tax rate during 2013, negatively impacting earnings by $0.02 per share.

Diluted earnings from contracted services decreased by $0.09 per share during the year ended December 31, 2013 due primarily to: (i) an overall decrease in construction activities on major construction projects as compared to 2012; (ii) an increase in administrative expenses related to employee related costs and consulting and other outside services costs, incurred in part, to pursue new military base utility privatization opportunities, and (iii) a contract modification received in April 2012 for a major water and wastewater pipeline replacement project at Fort Bragg resulting in additional pretax operating income of $820,000, or approximately $0.01 per share with no similar contract modification received during 2013. The decrease in construction activities was due, in part, to delays in construction caused by unfavorable weather conditions and permitting delays outside the Company’s control, which have now been resolved. These decreases were partially offset by a lower effective tax rate as the result of a cumulative tax deduction for certain construction activities taken on a recently filed tax return and expected to be taken on amended tax returns. As a result, the lower effective income tax rate for contracted services increased earnings by $0.04 per share as compared to 2012.

Diluted earnings from AWR (parent) increased by $0.06 per share as compared to 2012 resulting primarily from a cumulative tax benefit related to an employee benefit program of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this tax benefit related to periods prior to 2013. It is management's intention to amend tax returns for open years to reflect these deductions.

The following discussion and analysis for the years ended December 31, 2013 and 2012 provide information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or subsidiaries, GSWC and ASUS and its subsidiaries.

Operating Revenues

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
 GSWC’s revenue requirement and volumetric revenues are adopted as part of a general rate case (“GRC”) every three years. GSWC filed a GRC for all three water regions in July of 2014 with rates expected to be effective January 1, 2016. For the year ended December 31, 2013, GSWC’s billed customer water usage increased by approximately 3.0% as compared to 2012, but was lower than adopted consumption.  Changes in consumption do not have a significant impact on revenues due to the CPUC-approved Water Revenue Adjustment Mechanism (“WRAM”) account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2013, revenues from electric operations were $38.4 million compared to $37.0 million for 2012. There was a $1.4 million increase in surcharges during 2013 to recover previously incurred costs approved by the CPUC. As previously discussed, increases in revenues from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income. Excluding the impact of these surcharges, electric revenues remained unchanged compared to 2013 as a result of the delay in the rate case. In February 2012, GSWC filed its BVES rate case for rates in years 2013 through 2016. A final decision from the CPUC was received in November 2014. Due to the delay in receiving a final decision on the BVES rate case, 2013 electric revenues were recorded using 2012 adopted levels authorized by the CPUC.
 Billed electric usage for the year ended December 31, 2013 increased 2.6% as compared to 2012.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, this change in usage did not have a significant impact on revenues.

Contracted Services
For the year ended December 31, 2013, revenues from contracted services decreased to $113.5 million as compared to $124.0 million for the year ended December 31, 2012. The decrease was mainly due to lower construction activity at various military bases, particularly at Fort Bliss in Texas and Fort Bragg in North Carolina. This decrease in construction activities was due, in part, to construction delays caused by unfavorable weather conditions and permitting delays outside the applicable Military Utility Privatization Subsidiary's control, which were resolved. This was partially offset by an increase in construction revenues at the military bases in Virginia as compared to 2012.

Operating Expenses:
Supply Costs
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
For the year ended December 31, 2013, groundwater production assessments were $15.5 million, as compared to $14.7 million in 2012 due to increased rates levied during 2013.
There was a $10.6 million decrease in the water supply cost balancing account provision during the year ended December 31, 2013 as compared to 2012 primarily due to an overall lower adopted water supply cost for 2013 and an increase in purchased water as discussed above.
For the year ended December 31, 2013, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $13.4 million as compared to $12.1 million for 2012 due primarily to an increase in power purchased as the result of an increase in customer usage as compared to 2012. The difference between the price of purchased power and $77 per megawatt-hour authorized by the CPUC is reflected in the electric supply cost balancing account. Also, during 2013 BVES purchased renewable energy credits to meet the CPUC's renewables portfolio standards, the costs of which are included in the energy supply cost balancing account.

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
For the year ended December 31, 2013, property and other taxes were higher for contracted services due to an increase in payroll taxes resulting from an increase in the number of employees and higher gross receipts tax in connection with increased construction activity at the military bases in Virginia as compared to the same period in 2012.

ASUS Construction

For the year ended December 31, 2013, construction expenses for contracted services were $76.6 million, decreasing by $5.3 million compared to the same period in 2012, due primarily to a decrease in construction activity at Fort Bliss and at Fort Bragg. The decrease was due to external factors outside the applicable Military Utility Privatization Subsidiary's control such as unfavorable weather conditions, and permitting delays which were resolved. These decreases were partially offset by an increase in construction activity at the military bases in Virginia.
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
      * Not meaningful
For the year ended December 31, 2013, income tax expense for water and electric services increased to $33.1 million compared to $26.5 million for the same period in 2012 due primarily to an increase in pretax income. The effective tax rate (“ETR”) for GSWC for the year ended December 31, 2013 increased slightly to 40.5% as compared to a 40.3% in 2012. The ETR deviates from the federal statutory rate primarily due to state taxes and changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items), and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.
Income tax expense for contracted services decreased to $4.9 million compared to $9.4 million. The ETR for contracted services was 29.8% for 2013 as compared to 38.6% for 2012 as the result of deductions for certain construction activities taken on a recently filed tax return and expected to be taken on amended tax returns.
For the year ended December 31, 2013, income tax expense at AWR (parent) decreased by $2.3 million as compared to 2012 resulting primarily from a cumulative tax benefit of approximately $1.5 million recorded during the third quarter of 2013 for deductions taken on recently filed tax returns and amounts expected to be taken on amended income tax returns. Approximately $1.3 million of this tax benefit related to periods prior to 2013. It is management's intention to amend tax returns for open years to reflect these deductions. As a result of this and the deductions taken by the contracted services segment discussed previously, AWR's consolidated ETR was 36.3% for 2013 as compared to 39.9% for 2012.

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

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2014, the consolidated balance sheet included regulatory assets, less regulatory liabilities, of approximately $125.7 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as deemed necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the rate-making process.

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

Revenues for operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction contracts are recognized based on either the percentage-of-completion or cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods require management to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or, in the case of the percentage-of-completion method, in terms of results achieved (such as units constructed).  These approaches are used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2014, Registrant’s total amount of unrecognized tax benefits was zero. In addition, effective January 1, 2014, the Company changed its tax method of accounting for certain repairs and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013.  The new tax regulations allow the Company to deduct a significant amount of linear asset costs previously capitalized for tax purposes. The Company completed its analysis of this deduction for 2014 and prior years and recorded the cumulative effect in 2014. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employer’s accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on plan assets was 7.00% in 2014 and 2013, for the pension plan.

For the pension plan obligation, Registrant decreased the discount rate to 4.25% as of December 31, 2014 from 5.10% as of December 31, 2013 to reflect market interest rate conditions at December 31, 2014. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2014 by approximately $440,000 or 10.1%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2014 by a total of $7.5 million, or approximately 4.1%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2014 pension cost by approximately $318,000 or 7.3%.

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

In May 2013, the CPUC issued a final decision which authorized GSWC to continue the use of a two-way pension balancing account to track the differences between forecasted annual pension expense adopted in water rates and the actual annual water expense recorded by GSWC in accordance with the accounting guidance for pension costs.  These differences are recorded as a regulatory asset or liability for any shortfalls or excesses.  In November 2014, as part of the BVES general rate case decision, the CPUC also authorized the use of a balancing account for the electric segment. As of December 31, 2014, GSWC has a net $2.7 million under-collection in the two-way pension balancing accounts, consisting of a $2.8 million under-collection related to the general office and water regions, and a $124,000 over-collection related to BVES.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2015 the pension contribution is expected to be at least $6.0 million. As previously discussed, any difference between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing account.

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

Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts will assume a longer life expectancy of participants as a result of the actuarial update to mortality tables. The change in the mortality tables resulted in an increase in the benefit obligation of approximately $5.8 million, or 3.3%, as of December 31, 2014. The update to the mortality tables is also expected to result in increases to future annual net periodic costs. Assuming no other changes in actuarial assumptions or plan amendments, the costs over the long-term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  In January 2011, the Board of Directors approved an amendment to the pension plan, closing the plan to employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

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

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $199.6 million was available on December 31, 2014 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2014, there were no outstanding borrowings under this facility and $11.2 million of letters of credit outstanding.  As of December 31, 2014, AWR had $88.8 million available to borrow under the credit facility.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A, also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. To replace these notes, on December 23, 2014, GSWC issued $15,000,000 in 3.45% Senior Notes due December 23, 2029.

In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR and GSWC from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2014, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ positive” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission for the sale from time to time of debt and equity securities. As of December 31, 2014, $100.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial condition, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On January 27, 2015, AWR's Board of Directors approved a first quarter dividend of $0.213 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on March 2, 2015 to shareholders of record at the close of business on February 17, 2015.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares from time to time through June 30, 2016. The repurchase program is intended to enable AWR to achieve a consolidated shareholders’ equity ratio as percentage of total capitalization that is more reflective of appropriate equity ratios for GSWC and ASUS. The current ratio of 61% equity and 39% debt as of December 31, 2014 is partly the result of the sale in 2011 of AWR's Arizona subsidiary, Chaparral City Water Company, which generated approximately $30 million in cash proceeds. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities was $163.3 million for the year ended December 31, 2014 as compared to $135.7 million for the year ended December 31, 2013, and $101.5 million for the year ended December 31, 2012.  The increase in operating cash flow during 2014 was primarily due to cash generated by contracted services due to the billing of and cash receipts for construction work at military bases. The increase during 2013 compared to 2012 was primarily due to GSWC's collection of various surcharges implemented during 2013 in connection with the net WRAM under-collection and other previously incurred costs approved for recovery by the CPUC in May 2013 in connection with the water general rate case. This increase in 2013 compared to 2012 was partially offset by a decrease at ASUS due primarily to lower construction activity and the timing of the billing for construction work at the military bases during the year ended December 31, 2013. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $74.1 million for the year ended December 31, 2014 as compared to $98.8 million and $68.0 million used for the same periods in 2013 and 2012, respectively. There was a decrease in capital expenditures during 2014 compared to 2013 due to project delays for several projects at GSWC. Project delays in 2014 resulted from new paving moratoriums, additional paving requirements imposed by local cities and a delay in drilling a well because suitable groundwater was not found in the area. The higher capital expenditures in 2013 compared to 2012 were consistent with GSWC’s capital investment program in 2013 which was also in-line with the water general rate case approved by the CPUC in May 2013. Registrant expects 2015 company-funded capital expenditures to be between $85 and $95 million.

Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash used in financing activities was $51.4 million for the year ended December 31, 2014 as compared to $22.2 million and $11.3 million for the same periods in 2013 and 2012, respectively. The increase in cash used during 2014 was primarily due to the repurchase of approximately $17.2 million in AWR Common Shares as part of the stock repurchase program approved by the Board of Directors during the year ended December 31, 2014. Additionally, GSWC repaid $21.3 million of long-term debt, including redemption of $15 million in certain long-term notes, in 2014. There was also a decrease in cash receipts from advances for and contributions in aid of construction. AWR also increased the dividend payment as compared to the year ended December 31, 2013. These increases in cash used in financing activities were offset by proceeds from the issuance of long-term debt, net of issuance costs, of $14.8 million in 2014. The increase in net cash used in financing activities during 2013 compared to 2012 was due primarily to a decrease in cash proceeds received from AWR’s stock incentive plans as compared to 2012, and an increase in dividends paid during 2013 as compared to the same period in 2012. These decreases were partially offset by an increase in cash receipts from advances for and contributions in aid of construction. The amount of cash receipts from advances for and contributions in aid of construction will fluctuate from period to period depending on the level of activities from developers.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $132.7 million for the year ended December 31, 2014 as compared to $138.2 million for the same period in 2013, and $99.9 million in 2012.  The decrease in 2014 compared to 2013 was partly due to the expiration of certain CPUC-approved water surcharges implemented in mid-2013 in connection with the CPUC's May 2013 final decision on the water general rate case. The CPUC approved recovery of previously incurred costs in the general rate case final decision. There was also an increase in pension contributions during 2014 as compared to 2013. These items were partially offset by lower tax payments made during 2014 as a result of a tax method change for repairs and maintenance deductions. The increase during 2013 compared to 2012 was primarily due to GSWC's collection of various surcharges implemented during 2013 in connection with the net WRAM under-collection and other previously incurred costs approved for recovery by the CPUC in May 2013 in connection with the water general rate case. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $72.0 million for the year ended December 31, 2014 as compared to $98.6 million and $66.8 million for the same periods in 2013 and 2012, respectively. Cash used for capital expenditures for the year ended December 31, 2014 of $70.9 million decreased as compared to 2013 due to project delays. However, capital expenditures had increased in 2013 compared to 2012 consistent with GSWC’s capital investment program in 2013, which was also in-line with the water general rate case approved by the CPUC in May 2013. GSWC expects to increase its company-funded capital expenditures to be between $85 million and $95 million during 2015. During the years ended December 31, 2014, 2013 and 2012, GSWC funded $60.8 million, $98.9 million and $63.2 million, respectively, in capital expenditures.

During 2013, GSWC also executed an interest bearing note from AWR which expires in May 2018, whereby AWR may borrow up to $20.0 million for working capital purposes. During 2013, AWR borrowed $18.2 million from GSWC, of which $17.7 million was repaid by AWR during that year. During 2014, AWR borrowed $8.3 million, but had repaid the entire outstanding balance under the note during 2014. As of December 31, 2014, there were no amounts outstanding under this note.

Cash Flows from Financing Activities:

Net cash used in financing activities was $54.6 million for the year ended December 31, 2014 as compared to cash used of $24.3 million and $10.6 million for the same periods in 2013 and 2012, respectively. The increase in cash used in financing activities during 2014 was due to an increase in dividends paid by GSWC to AWR and a decrease in cash receipts from advances for and contributions in aid of construction during the year ended December 31, 2014. Additionally, GSWC repaid $21.3 million of long-term debt, including the redemption of $15 million of certain long-term notes, in 2014. These increases in cash used in financing activities were offset by proceeds from the issuance of long-term debt, net of issuance costs, of $14.8 million in 2014. During 2013, the increase in cash used in financing activities compared to 2012 was due to an increase in dividends paid to AWR during 2013. During 2012, AWR had more cash on hand, including a $6.7 million dividend received from ASUS, to fund dividends to shareholders as compared to 2013.

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2014. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	123,000	—	—	40,000	83,000
Tax-Exempt Obligations (4)	11,807	132	279	284	11,112
Other Debt Instruments (5)	4,283	160	360	357	3,406
Total AWR Long-Term Debt	$326,090	$292	639	$40,641	$284,518

Interest on Long-Term Debt (6)	$338,354	$21,663	$43,263	$40,992	$232,436
Advances for Construction (7)	71,574	3,246	6,493	6,493	55,342
Renewable Energy Credit Agreement (8)	3,774	108	498	845	2,323
Purchased Power Contracts (9)	31,140	6,385	6,694	6,717	11,344
Capital Expenditure Commitments (10)	19,547	19,547	—	—	—
Water Purchase Agreements (11)	5,264	447	638	638	3,541
Operating Leases (12)	11,014	2,345	4,025	2,740	1,904
Employer Contributions (13)	20,915	5,994	10,480	4,441	—
SUB-TOTAL	$501,582	$59,735	$72,091	$62,866	$306,890

Other Commitments (14)	14,459

TOTAL	$842,131

(1) Excludes dividends and facility fees.

(2) The notes and debentures have been issued by GSWC under an Indenture dated as of September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross default provisions.

(3) GSWC issued private placement notes in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. A senior note in the amount of $15,000,000 was issued to The Prudential Insurance Company of America in December 2014. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667 to 1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8 to 1. GSWC is in compliance with these covenant provisions as of December 31, 2014.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.

(4) Consists of obligations at GSWC related to: (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority and (ii) $4.1 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of (i) $4.1 million outstanding representing the debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC's Arden-Cordova District and (ii) $125,000 outstanding under a variable rate obligation of GSWC incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

(9) Consists of purchased power contracts executed in December 2014 with Shell Energy North America (US), L.P. and EDF Trading North America, LLC that will begin providing power to BVES effective January 1, 2015 at a fixed cost.

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC.

(11) Water purchase agreements consist of: (i) a remaining amount of $3.1 million under an agreement expiring in 2028 to lease water rights from a third party, and (ii) an aggregate amount of $2.2 million of other water purchase commitments with other third parties which expire through 2038.

(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(13) Consists of expected contributions to Registrant's pension plan for the years 2015 through 2018. Contribution to the pension plan will either be the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the contribution amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(14) Other commitments consist primarily of: (i) a $3.2 million asset retirement obligation of GSWC that reflects the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) an irrevocable letter of credit in the amount of $340,000 for the deductible in Registrant’s business automobile insurance policy; (iii) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by GSWC, under an energy scheduling agreement with Automated Power Exchange; (iv) $6.7 million in letters of credit issued on behalf of GSWC representing a percentage of total American Recovery and Reinvestment Act funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district; (v) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova, and (vi) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2014, AWR was in compliance with these covenants with an interest coverage ratio of 7.52 times interest expense, a debt ratio of 0.40 to 1.00 and debt ratings of A+ and A2.

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

Effects of Inflation

The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC. Rates may lag increases in costs caused by unanticipated inflation.  During periods of moderate to low inflation, as has been experienced for the past several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC approves projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.

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

Electric:
The California Air Resources Board (“CARB”) published regulations in December 2011 establishing a California cap-and-trade program under which the first compliance period commenced with the 2013 GHG Emissions Report.  While BVES’s power plant emissions are below the reporting threshold, as a “Covered Entity” BVES has an obligation to file a report in June of each year under the program.
As further discussed under Other Regulatory Matters, the CPUC issued a final decision in December 2011 establishing renewable energy procurement requirement timelines. BVES was authorized to procure renewable energy credits (“RECs”) to satisfy these compliance obligations and entered into a ten-year contract for RECs that was approved by the CPUC. As a result of this agreement, BVES believes it will be in compliance with both the CPUC's past renewable energy procurement requirements and future requirements through 2023.
BVES is also required to comply with the CPUC’s emission performance standards (“EPS”) regarding GHG emissions. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES is in compliance with the EPS. Specifically, BVES must attest to having no new ownership investment in generation facilities or no long-term commitments for generation. In February 2015, BVES filed with the CPUC stating that BVES was in compliance with the EPS for 2014.
At this time, management cannot estimate the impact, if any, that these regulations may have on the cost of BVES’ power plant operations or the cost of BVES’ purchased power from third party providers.

Power Supply Arrangements at GSWC’s Bear Valley Electric Service Area

In December 2014, the CPUC approved an application that allowed GSWC to immediately execute new purchased power contracts with energy providers on December 9, 2014. GSWC began taking power effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. During 2014, GSWC's power purchases were based on month-to-month arrangements, as the previous purchase power contract expired in 2013.
In addition to the purchased power contracts, GSWC buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $48.00 per MWh for the year ended December 31, 2014 as compared to $62.18 per MWh for the same period of 2013. GSWC’s average energy costs are impacted by pricing fluctuations on the spot market. However, GSWC has implemented an electric supply cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

Construction Program

Registrant’s utility businesses require significant annual capital expenditures. GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2014, GSWC has unconditional purchase obligations for capital projects of approximately $19.5 million.  During the years ended December 31, 2014, 2013 and 2012, GSWC had capital expenditures of $70.9 million, $96.7 million, and $66.8 million, respectively.  A portion of these capital expenditures is funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid. During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million.

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
The timing of the processing of future filings of price redeterminations may also be impacted by government actions, including audits by the Defense Contract Audit Agency (“DCAA”).  The DCAA conducts audits of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR") and Cost Accounting Standards ("CAS"). If the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements for FAR or CAS, the DCAA auditor may recommend to our U.S. government corporate administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government contract reporting requirements may result in delays in the timing of resolution of price redetermination filings. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits or upon mutual agreement with the U.S. government.

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

•
TUS - The second and third price redeterminations for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  The second price redetermination was approved in September 2014. This agreement provided for an annualized increase in operations and maintenance fees of $256,000 and included a retroactive amount for operations and maintenance for the period February 2011 through December 2013 of approximately $747,000. In addition, renewal and replacement funds totaling approximately $496,000 covering the period through September 2014 were added to the contract. The third price redetermination is expected to be resolved in the first quarter of 2015.

•
ODUS - The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012.  The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Both of these filings were revised and resubmitted to the U.S. government in January 2014.  These price redeterminations are expected to be resolved in the first quarter of 2015.

•
PSUS - In February 2012, PSUS filed the first price redetermination for Fort Jackson, to be effective beginning February 16, 2010.  Pending resolution of this filing, the U.S. government approved an interim increase of 3.4%, retroactive to February 2010.  Based on negotiations, this redetermination filing was subsequently modified and re-submitted to the U.S. government in the first quarter of 2014.  The revised first price redetermination was approved in September 2014. The approved agreement provided for an annual increase in operations and maintenance fees of approximately $103,000 above the interim rate level. A retroactive O&M adjustment for the period through December 2013 of approximately $405,000 was also provided. The second redetermination for Fort Jackson, covering the period February 2013 through February 2016, was filed in the third quarter of 2014 and is expected to be resolved in the first half of 2015.

•
ONUS - In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016.  The second price redetermination was approved in September 30, 2014, resulting in an annualized increase in operations and maintenance fees of approximately $615,000 together with a retroactive adjustment for the period through December 2013 of approximately $513,000. The agreement also provided for additional renewal and replacement funding for the period through September 2014 of approximately $5.8 million.

In September 2012, ONUS received a contract modification for approximately $17.6 million for construction of water and sewer infrastructure at a new area in Fort Bragg.  A second modification received in January 2014 reduced the contract amount to approximately $16.5 million. The construction portion of this project was substantially completed during the fourth quarter of 2014.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with this revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed by the fourth quarter of 2015. A $12 million companion project to install backflow preventers was completed in December 2013.

In 2010, ONUS began work on a $58 million pipeline replacement capital project at Fort Bragg, which was completed during the fourth quarter of 2014.

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

GSWC is required to file a water general rate case (“GRC”) application every three years according to a schedule established by the CPUC. GRCs typically include an increase in the first test year with inflation rate adjustments for expenses for the second and third years of the GRC cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for the test year. Electric GRCs are typically filed every four years.

Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply cost offset and balancing account amortization, advice letter filings related to certain plant additions and other operating cost increases.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and ASUS and between GSWC and AWR.

Changes in Rates

On May 9, 2013, the CPUC issued a final decision on GSWC’s water general rate case approving new rates for 2013 through 2015 at GSWC’s three water regions which include recovery of costs incurred at the general office.  The new rates were retroactive to January 1, 2013 and generated approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The adopted water gross margin increased by approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The CPUC also approved attrition year rate increases for five rate-making areas in Region I effective January 1, 2014. Attrition rate increases are based on an earnings test and inflation factors.

During 2014, the CPUC also approved rate increases in Region II and Region III related to supply cost increases experienced in those rate-making areas, which on an annual basis is expected to increase revenue by approximately $6 million. These increases in revenues are offset by a corresponding increase in supply cost, resulting in no impact to earnings.

In February 2012, BVES filed its general rate case (“GRC”) for new rates in years 2013 through 2016.  In May 2014, GSWC filed a settlement agreement with the CPUC covering all matters in the rate case which had been approved by all parties. On November 6, 2014, the CPUC issued a final decision approving the settlement agreement. The final decision, which was retroactive to January 1, 2013, did not have a significant impact on GSWC's 2014 financial statements.

Changes in Rates for 2015

In November 2014, GSWC filed advice letters with the CPUC requesting its third-year rate increases. These authorized revenue increases were effective January 1, 2015 and are expected to generate an additional increase in the water gross margin for 2015 of approximately $1.8 million as compared to the gross margin in 2014. Attrition rate increases are based on an earnings test and inflation factors.

For BVES, the CPUC-approved base revenues for 2015 that are expected to generate an additional $400,000 in revenues as compared to the adopted 2014 base revenues.

Pending Rate Requests

In July 2014, GSWC filed a general rate case for all of its water regions and the general office. The application will determine rates for the years 2016, 2017 and 2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three year period. The 2016 water gross margin is expected to decrease by approximately $700,000 as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study.

Cost of Capital Proceedings for Water Regions

In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding. The decision authorized, among other things, a return on equity ("ROE") of 9.99% and for GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in 2012 GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which was incorporated into 2013 water rates. For the period October 1, 2013 through September 30, 2014, the Moody’s rate increased by 30 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remained unchanged for 2014.
GSWC was scheduled to file its next cost of capital application in March 2015 based on an extension previously granted. However, in November 2014 GSWC, along with three other Class A California water companies ("Joint Parties"), filed with the CPUC a request for further extension of the date by which each of them is required to file its 2015 Cost of Capital Application. The Joint Parties requested approval to postpone this filing date one additional year until March 31, 2016, with a corresponding effective date of January 1, 2017 in compliance with the Rate Case Plan. The Joint Parties believe that postponing the filing one year will alleviate administrative processing costs on the four Class A utilities as well as Commission staff, and provide relief for both Commission and utility resources already strained by numerous proceedings. The Joint Parties also believe that the current economic environment is such that a change from the currently adopted return on equity would be small. The CPUC approved this request in January 2015. As a result of the approval, GSWC's current authorized cost of capital will continue in effect through December 2016, and GSWC will forgo a cost of capital adjustment in 2016 in the event that the WCCM mechanism is triggered.

Other Regulatory Matters

Alternative Revenue Mechanisms:

GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates. GSWC also records the difference between adopted and actual expense levels for purchased water, purchased power and pump taxes, as established by the CPUC, using the MCBA. As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which they are recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. At December 31, 2014, the recovery periods for the majority of GSWC's WRAM/MCBA balances were primarily within the 12 to 18 month period.

In addition to adopting an amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. This cap has not impacted any GSWC WRAM/MCBA recoveries to-date. Surcharges are currently in place to recover the WRAM/MCBA balances for 2013.

For BVES, the CPUC approved the BRRAM, which adjusts certain revenues to adopted levels.  In November 2014, the CPUC issued a final decision on the BVES general rate case, setting rates and adopted revenues for years 2013 through 2016. As a result of this decision, GSWC filed with the CPUC for recovery of the 2013 BRRAM under-collection of $2.3 million to be collected over 24 months. As of December 31, 2014, GSWC had a $7.8 million under-collection in the BRRAM, which is reflected as a regulatory asset.

Procurement Audits:

 In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC’s three main geographic water regions.  As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covers almost a 20-year period from January 1, 1994 through September 30, 2013.

In December 2014, the accounting firm engaged by the CPUC to conduct the first audit provided its draft report to GSWC for comments. The draft report provides details on the accounting firm's findings and corresponding recommendations. The report asserts that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for certain instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report focused on, among other things, inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications.

In February 2015, management provided to the auditors its responses to the draft report and each of the findings noted by the auditors. Among other things, GSWC informed the auditors of certain factual inaccuracies in their report, asserted that GSWC has complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period. The auditors are finalizing their audit report in light of GSWC’s comments. After the report is finalized, GSWC will meet with the CPUC to discuss what, if any, further action is required. If the CPUC determines that GSWC has violated the CPUC’s or GSWC’s procurement policies during the 20-year audit period, the CPUC may pursue disallowances and/or penalties from GSWC in the pending rate case proceeding or in a new proceeding. GSWC likely will be given an opportunity to defend itself against any such attempt by the CPUC to pursue disallowances and/or penalties. At this time management cannot predict the final outcome of this first audit and cannot determine a possible loss or range of loss, if any, associated with any disallowances and/or penalties that may be pursued by the CPUC against GSWC.

Rural Acquisition:

In October 2013, GSWC filed an Application to acquire the assets of Rural Water Company used to provide water service in Rural’s service territory, to expand GSWC’s Certificate of Public Convenience and Necessity to incorporate the Rural service territory into GSWC’s existing Santa Maria district, and to authorize GSWC to provide service in Rural’s service territory.  On July 18, 2014, GSWC filed a Motion to Adopt a Settlement resolving all issues in GSWC’s application.  Under the terms of the settlement, if approved by the CPUC, the purchase price for the acquisition of Rural Water will be included in GSWC's rate base. GSWC expects that it will be able to recover the associated revenue requirement from customers in rates. Rural serves approximately 900 customers in the county of San Luis Obispo, California.

Renewables portfolio standard:

In December 2011, a renewables portfolio standard (“RPS”) law went into effect which changed, among other things, annual procurement targets to multi-year procurement targets.  In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period which would be used towards meeting the CPUC’s RPS procurement requirements. As of December 31, 2014, GSWC has purchased sufficient RECs to be in compliance for all periods through 2014. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2014. GSWC intends to file its 2014 compliance report with the CPUC by the August 2015 deadline. The cost of these RECs have been included as part of the electric supply cost balancing account as of December 31, 2014.

New Service Territory Application, Sutter County:

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

Environmental Matters

AWR’s subsidiaries are subject to stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act; interim enhanced surface water treatment rules; regulation of disinfectant/disinfection by-products; and the long-term enhanced surface water treatment rules; the ground water rule; contaminant regulation of arsenic, perchlorate and hexavalent chromium; and unregulated contaminants monitoring rule.

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the Division of Drinking Water (DDW), formerly the California Department of Public Health, under the State Water Resources Control Board (“SWRCB”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level (“MCL”) standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

In August 2013, the DDW proposed a maximum contaminant level ("MCL") for hexavalent chromium (chromium-6) of 0.010 milligram per liter.   On April 15, 2014, after reviewing and addressing all the comments, DDW determined to maintain the proposed chromium-6 MCL at 0.010 mg/L.  The MCL took effect on July 1, 2014.  All water systems are required by the new regulation to conduct initial monitoring to determine compliance before January 1, 2015.  Based on monitoring results, management does not believe that the chromium-6 MCL poses significant impact on GSWC groundwater sources.

The SWRCB adopted a new discharge permit for drinking water systems in November 2014. The new requirements centralize the permit process, which could result in cost savings for GSWC in terms of fees, laboratory analysis and labor. The deadline for application is September 1, 2015. GSWC plans to transition its current permits to the single permit by the required deadline.

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

On October 12, 2004, GSWC and Aerojet reached a settlement relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in 2004 and paid an additional $8 million over a period of five years from 2009 through 2013, plus interest. These payments offset GSWC’s costs of utility plant and purchased water used to cure the water supply impacted by contamination by $16 million and $735,000, respectively.

GSWC and Aerojet are developing alternatives to meet the water supply needs of GSWC to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

Matters Relating to GSWC’s Florence Graham Water System

Perchlorate has been detected in five wells servicing GSWC’s Florence-Graham System. Two of these wells exceeded the perchlorate drinking water standard and were removed from service, yet remain below the MCL.  Continued monitoring shows that perchlorate levels are increasing in the three wells that remain in service. The Water Replenishment District of Southern California is partnering with the Department of Toxic Substances Control to examine the perchlorate contamination in this area and is trying to determine the source(s) of the plume.

To maintain reliable water supply within the Florence-Graham system, GSWC used blending and treatment to return those two wells to service in 2014.

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

Matters Relating to Environmental Clean-Up

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

As of December 31, 2014, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2014, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Security Issues

GSWC has implemented measures to increase security in accordance with a vulnerability assessment of its water systems and has upgraded its facilities to enhance the safety of water system operations.  GSWC also has security systems and infrastructure in place intended to prevent cyber-attacks.  Despite its efforts, GSWC cannot be assured that a cyber or terrorist attack will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer or employee information.

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

Water Supply

GSWC’s Water Supply
During 2014, GSWC delivered approximately 69,248,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 436 acre-feet per day.  (An acre-foot is about 435.6 ccf or 326,000 gallons).  Approximately 60% came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from Metropolitan Water District of Southern California (“MWD”) member agencies and regional water suppliers (roughly 35% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2013, GSWC supplied 73,430,000 ccf of water, approximately 60% of which was produced from groundwater sources and 40% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.  In addition, GSWC encourages voluntary conservation measures by its customers and has implemented customer education initiatives to help with supply variability and the general scarcity of water supplies.

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

GSWC owns approximately 85,000 acre-feet of adjudicated water rights, mostly groundwater, and a number of unadjudicated water rights to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an over-drafted condition.

On September 16, 2014, California Governor Edmund G. Brown, Jr. signed a package of three bills, which taken together are known as the “Sustainable Groundwater Management Act.”  The purpose of the act is to provide local agencies with tools and authority to manage groundwater basins in a sustainable manner over the long-term.  Local “Groundwater Sustainability Agencies” are to be formed for each defined groundwater basin, and Groundwater Sustainability Plans must be completed for those basins considered in critical overdraft.  The Act contains numerous provisions to protect existing water rights, and is not anticipated to infringe upon or otherwise alter existing surface water or groundwater rights under current law.  GSWC intends to cooperate to the fullest extent allowed in the development of these Groundwater Sustainability Agencies and resulting Groundwater Sustainability Plans to protect its interests in proper management of these groundwater basins.

Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 63 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts, and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating more than 47,100 acre-feet annually.  MWD’s principal sources of water are the State Water Project (“SWP”) which conveys water from northern California and the Colorado River.

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.3 million as of December 31, 2014.  Included in the $5.3 million is a remaining commitment of $3.1 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining $2.2 million are commitments for purchased water with other third parties which expire through 2038.

Metropolitan Water District/ State Water Project
Water supplies available to the MWD through the State Water Project vary from year to year based on several factors.  Historically, weather was the primary factor in determining annual deliveries.  However, biological opinions issued in late 2007 have limited water diversions through the Sacramento/San Joaquin Delta (“Delta”) resulting in pumping restrictions on the State Water Project.  Even with variable State Water Project deliveries, MWD has been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

Every year, the California Department of Water Resources (“DWR”) establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions.  In January 2015, DWR increased the water allocation from 10% to 15% of state contractor requests.

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

Climate Outlook and Impacts of Low Precipitation on Groundwater Supplies
In January 2014, California Governor Edmund G. Brown, Jr. declared a drought state of emergency for California after the state experienced one of the driest years in recorded state history and the third consecutive year of below average precipitation and snowfall throughout the state. In response, GSWC has asked its customers to voluntarily reduce their water usage by 20%. In May 2014, GSWC revised its water conservation and rationing plan approved by the CPUC that prohibits wasteful water use. On January 29, 2015, the Department of Water Resources reported that the state's snowpack was at 25% of historical average.

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
As of January 20, 2015, the U.S. Drought Monitor lists 94 percent of California in the rank of “Severe Drought” or “Exceptional Drought”. If dry conditions continue, GSWC may implement mandatory water rationing to its customers. Also, in the event of water supply shortages, GSWC would need to transport additional water from other areas, increasing the cost of water supply. These additional costs would result in higher costs to customers which, taken together with mandatory water rationing, may lead to increased complaints.

Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. Should dry conditions persist, areas served by these smaller basins may be more likely to experience future mandatory conservation measures.

Potential Additional Sources of Supply:
GSWC continues to assess additional water supply opportunities to expand and firm up its water supply portfolio for service to customers.  In June, 2010, GSWC signed an agreement with Cadiz Inc. giving GSWC the right to acquire an annual supply of Cadiz water once Cadiz secures appropriate transport and conveyance facilities and necessary agreements to move water from Cadiz’s property in Fenner Valley to metropolitan Southern California.  In addition, GSWC in March 2010 signed a non-binding Letter of Intent with Poseidon Resources to purchase desalination water from a seawater desalination plant under consideration for construction by Poseidon Resources in the City of Huntington Beach in the future.

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

Interest Rate Risk

A significant portion of Registrant’s capital structure is comprised primarily of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2014, the fair value of Registrant’s long-term debt was $417.1 million. A hypothetical ten percent decrease in market interest rates would have resulted in an $18.6 million increase in the fair value of Registrant’s long-term debt.

Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  In November 2014, Registrant repaid $6.0 million in variable interest debt and as of December 31, 2014, had $125,000 in variable interest rate debt outstanding. A hypothetical one percent rise in interest rates would not result in a material impact to earnings.

At December 31, 2014, Registrant did not believe that its short-term debt was subject to interest rate risk due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk

GSWC is exposed to commodity price risk primarily relating to changes in the market price of electricity for its electric division, BVES. To manage its exposure to energy price risk, GSWC from time to time executes purchased power contracts that qualify as derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.

In June 2013, GSWC filed an application with the CPUC for pre-approval of purchased power contracts with two providers. In December 2014, the CPUC approved the application, which allowed GSWC to immediately execute new long-term purchased power contracts with the energy providers on December 9, 2014. GSWC began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. During 2014, GSWC's power purchases were based on month-to-month arrangements, as the previous long-term purchase power contract expired in 2013.
The new long-term contracts executed in December 2014 qualify for derivative accounting treatment. Among other things, the CPUC approval in December 2014 also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses on these contracts will not impact GSWC’s earnings. As of December 31, 2014, there was a $3.3 million unrealized loss in the memorandum account for the new purchased power contracts as a result of the recent drop in energy prices.

Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,363,074	$1,307,509
Electric	81,636	79,360
Total	1,444,710	1,386,869
Non-regulated utility property, at cost	10,706	9,090
Total utility plant, at cost	1,455,416	1,395,959
Less — accumulated depreciation	(500,239)	(471,665)
	955,177	924,294
Construction work in progress	48,343	57,183
Net utility plant	1,003,520	981,477

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	17,536	15,806
Total other property and investments	18,652	16,922

Current Assets
Cash and cash equivalents	75,988	38,226
Accounts receivable-customers, less allowance for doubtful accounts	18,814	23,829
Unbilled revenue	21,422	18,552
Receivable from U.S. government, less allowance for doubtful accounts	6,709	7,106
Other accounts receivable, less allowance for doubtful accounts	4,843	4,914
Income taxes receivable	20,993	9,214
Materials and supplies	3,588	4,558
Regulatory assets — current	12,379	27,676
Prepayments and other current assets	2,745	2,481
Costs and estimated earnings in excess of billings on uncompleted contracts	34,535	45,508
Deferred income taxes — current	7,435	9,553
Total current assets	209,451	191,617

Regulatory and Other Assets
Regulatory assets	118,829	95,005
Costs and estimated earnings in excess of billings on uncompleted contracts	12,228	7,823
Unbilled receivable	3,513	3,104
Deferred income taxes	—	8
Other	12,105	14,227
Total regulatory and other assets	146,675	120,167
Total Assets	$1,378,298	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$506,801	$492,404
Long-term debt	325,798	326,079
Total capitalization	832,599	818,483

Current Liabilities
Long-term debt — current	292	6,298
Accounts payable	41,855	49,787
Income taxes payable	638	507
Accrued other taxes	8,602	9,802
Accrued employee expenses	10,519	10,801
Accrued interest	3,549	3,897
Unrealized loss on purchased power contracts	3,339	—
Billings in excess of costs and estimated earnings on uncompleted contracts	11,736	6,852
Other	18,760	12,962
Total current liabilities	99,290	100,906

Other Credits
Advances for construction	68,328	69,332
Contributions in aid of construction — net	116,629	114,916
Deferred income taxes	191,209	159,506
Unamortized investment tax credits	1,699	1,790
Accrued pension and other post-retirement benefits	61,773	38,726
Other	6,771	6,524
Total other credits	446,409	390,794

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,378,298	$1,310,183

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2014	2013
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 38,286,626 shares in 2014 and 38,720,693 shares in 2013	$253,199	$253,961
Earnings reinvested in the business	253,602	238,443
	506,801	492,404

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.87% notes due 2023	—	5,000
7.00% notes due 2023	—	10,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	—
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
Variable Rate Obligation due 2014	—	6,000
State Water Project due 2035	4,077	4,190
Other Debt Instruments:
Variable Rate Obligation due 2018	125	161
American Recovery and Reinvestment Act Obligation due 2033	4,158	4,269
Capital lease obligations	—	27
	326,090	332,377
Less: Current maturities	(292)	(6,298)
	325,798	326,079
Total Capitalization	$832,599	$818,483

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Operating Revenues
Water	$326,672	$320,131	$305,898
Electric	34,387	38,409	37,033
Contracted services	104,732	113,537	123,977
Total operating revenues	465,791	472,077	466,908

Operating Expenses
Water purchased	57,790	58,930	54,010
Power purchased for pumping	10,700	9,518	8,355
Groundwater production assessment	16,450	15,541	14,732
Power purchased for resale	9,649	13,392	12,120
Supply cost balancing accounts	6,346	214	11,709
Other operation	28,288	27,767	29,790
Administrative and general	78,323	77,291	70,556
Depreciation and amortization	41,073	40,090	41,385
Maintenance	16,092	17,772	15,887
Property and other taxes	16,722	15,865	15,381
ASUS construction	65,368	76,627	81,957
Net gain on sale of property	(55)	(2)	(68)
Total operating expenses	346,746	353,005	355,814

Operating Income	119,045	119,072	111,094

Other Income and Expenses
Interest expense	(21,617)	(22,415)	(22,765)
Interest income	927	707	1,333
Other, net	751	1,105	431
Total other income and expenses	(19,939)	(20,603)	(21,001)

Income from operations before income tax expense	99,106	98,469	90,093

Income tax expense	38,048	35,783	35,945

Net Income	$61,058	$62,686	$54,148

Weighted Average Number of Shares Outstanding	38,658	38,639	37,998
Basic Earnings Per Common Share	$1.57	$1.61	$1.42

Weighted Average Number of Diluted Shares	38,880	38,869	38,262
Fully Diluted Earnings Per Share	$1.57	$1.61	$1.41

Dividends Declared Per Common Share	$0.831	$0.760	$0.635

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2011	37,578	$233,306	$175,360	$408,666
Add:
Net income			54,148	54,148
Exercise of stock options and other issuance of Common Shares	896	13,295		13,295
Tax benefit from employee stock-based awards		890		890
Compensation on stock-based awards		1,710		1,710
Dividend equivalent rights on stock-based awards not paid in cash		121		121
Deduct:
Dividends on Common Shares			24,130	24,130
Dividend equivalent rights on stock-based awards not paid in cash			121	121
Balances at December 31, 2012	38,474	249,322	205,257	454,579
Add:
Net income			62,686	62,686
Exercise of stock options and other issuance of Common Shares	247	2,111		2,111
Tax benefit from employee stock-based awards		1,026		1,026
Compensation on stock-based awards		1,362		1,362
Dividend equivalent rights on stock-based awards not paid in cash		140		140
Deduct:
Dividends on Common Shares			29,360	29,360
Dividend equivalent rights on stock-based awards not paid in cash			140	140
Balances at December 31, 2013	38,721	253,961	238,443	492,404
Add:
Net income			61,058	61,058
Exercise of stock options and other issuance of Common Shares	111	589		589
Tax benefit from employee stock-based awards		533		533
Compensation on stock-based awards		1,508		1,508
Dividend equivalent rights on stock-based awards not paid in cash		197		197
Deduct:
Repurchase of Common Shares	545	3,589	13,591	17,180
Dividends on Common Shares			32,111	32,111
Dividend equivalent rights on stock-based awards not paid in cash			197	197
Balances at December 31, 2014	38,287	$253,199	$253,602	$506,801

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$61,058	$62,686	$54,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,751	40,967	43,234
Net gain on sale of property	(55)	(2)	(68)
Provision for doubtful accounts	991	1,145	1,710
Deferred income taxes and investment tax credits	32,316	16,112	15,087
Stock-based compensation expense	2,222	2,009	1,931
Impairment and other charges	—	—	416
Other — net	55	(438)	(35)
Changes in assets and liabilities:
Accounts receivable — customers	3,979	(5,306)	(1,773)
Unbilled revenue	(3,279)	(974)	3,233
Other accounts receivable	1,029	2,503	5,416
Receivables from the U.S. government	397	5,799	(5,321)
Materials and supplies	970	790	(2,278)
Prepayments and other current assets	(264)	1,910	(432)
Other assets (including other regulatory assets)	27,622	12,758	(8,430)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,568	(15,192)	(3,075)
Accounts payable	(1,622)	1,815	4,300
Income taxes receivable/payable	(11,648)	7,329	4,169
Billings in excess of costs and estimated earnings on uncompleted contracts	4,884	(5,720)	(17,673)
Accrued pension and other post-retirement benefits	(2,356)	4,396	5,954
Other liabilities	(1,348)	3,124	981
Net cash provided	163,270	135,711	101,494
Cash Flows From Investing Activities:
Capital expenditures	(72,553)	(97,379)	(68,104)
Other investments	(1,568)	(1,408)	—
Proceeds from sale of property	62	12	68
Net cash used	(74,059)	(98,775)	(68,036)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	589	2,111	13,295
Repurchase of Common Shares	(17,180)	—	—
Tax benefits from exercise of stock-based awards	533	1,026	890
Receipt of advances for and contributions in aid of construction	7,598	12,133	9,647
Refunds on advances for construction	(3,469)	(3,711)	(3,614)
Retirement or repayments of long-term debt	(21,287)	(3,474)	(8,303)
Proceeds from issuance of long-term debt, net of issuance costs	14,846	60	3,408
Net change in notes payable to banks	—	—	(2,000)
Dividends paid	(32,111)	(29,360)	(24,130)
Other	(968)	(981)	(480)
Net cash used	(51,449)	(22,196)	(11,287)
Net increase in cash and cash equivalents	37,762	14,740	22,171
Cash and cash equivalents, beginning of year	38,226	23,486	1,315
Cash and cash equivalents, end of year	$75,988	$38,226	$23,486

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Assets

Utility Plant, at cost
Water	$1,363,074	$1,307,509
Electric	81,636	79,360
Total	1,444,710	1,386,869
Less — accumulated depreciation	(494,000)	(466,329)
	950,710	920,540
Construction work in progress	48,170	56,754
Net utility plant	998,880	977,294

Other Property and Investments	15,395	13,653
	15,395	13,653
Current Assets
Cash and cash equivalents	44,005	37,875
Accounts receivable-customers, less allowance for doubtful accounts	18,814	23,829
Unbilled revenue	17,733	18,552
Inter-company receivable	499	718
Other accounts receivable, less allowance for doubtful accounts	3,795	3,570
Income taxes receivable from Parent	29,580	9,704
Note receivable from Parent	—	500
Materials and supplies	2,791	1,859
Regulatory assets — current	12,379	27,676
Prepayments and other current assets	2,507	2,218
Deferred income taxes — current	6,500	8,573
Total current assets	138,603	135,074

Regulatory and Other Assets
Regulatory assets	118,829	95,005
Other accounts receivable	—	913
Other	10,667	11,442
Total regulatory and other assets	129,496	107,360
Total Assets	$1,282,374	$1,233,381

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$435,190	$437,613
Long-term debt	325,798	326,079
Total capitalization	760,988	763,692

Current Liabilities
Long-term debt — current	292	6,298
Accounts payable	29,619	37,611
Accrued other taxes	8,442	9,299
Accrued employee expenses	9,591	9,536
Accrued interest	3,593	3,897
Unrealized loss on purchased power contracts	3,339	—
Other	18,659	12,880
Total current liabilities	73,535	79,521

Other Credits
Advances for construction	68,328	69,332
Contributions in aid of construction — net	116,629	114,916
Deferred income taxes	192,787	158,994
Unamortized investment tax credits	1,699	1,790
Accrued pension and other post-retirement benefits	61,773	38,726
Other	6,635	6,410
Total other credits	447,851	390,168

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,282,374	$1,233,381

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2014	2013
Common Shareholder’s Equity:
Common Shares, no par value, Outstanding: 146 shares in 2014 and 2013	$235,607	$233,721
Earnings reinvested in the business	199,583	203,892
	435,190	437,613

Long-Term Debt
Notes/Debentures:
6.87% notes due 2023	—	5,000
7.00% notes due 2023	—	10,000
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	—
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
Variable Rate Obligation due 2014	—	6,000
State Water Project due 2035	4,077	4,190
Other Debt Instruments:
Variable rate obligation due 2018	125	161
American Recovery and Reinvestment Act Obligation due 2033	4,158	4,269
Capital lease obligations	—	27
	326,090	332,377
Less: Current maturities	(292)	(6,298)
	325,798	326,079
Total Capitalization	$760,988	$763,692

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2014	2013	2012
Operating Revenues
Water	$326,672	$320,131	$305,898
Electric	34,387	38,409	37,033
Total operating revenues	361,059	358,540	342,931

Operating Expenses
Water purchased	57,790	58,930	54,010
Power purchased for pumping	10,700	9,518	8,355
Groundwater production assessment	16,450	15,541	14,732
Power purchased for resale	9,649	13,392	12,120
Supply cost balancing accounts	6,346	214	11,709
Other operation	25,548	25,110	26,938
Administrative and general	65,814	64,645	60,139
Depreciation and amortization	39,854	38,952	40,197
Maintenance	13,945	15,823	14,356
Property and other taxes	15,221	14,072	13,835
Net gain on sale of property	—	—	(65)
Total operating expenses	261,317	256,197	256,326

Operating Income	99,742	102,343	86,605

Other Income and Expenses
Interest expense	(21,524)	(22,287)	(22,609)
Interest income	894	615	1,293
Other, net	751	1,105	431
Total other income and expenses	(19,879)	(20,567)	(20,885)

Income from operations before income tax expense	79,863	81,776	65,720

Income tax expense	32,006	33,134	26,500

Net Income	$47,857	$48,642	$39,220

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2011	146	$228,936	$155,870	$384,806
Add:
Net income			39,220	39,220
Tax benefit from employee stock-based awards		895		895
Compensation on stock based awards		1,536		1,536
Dividend equivalent rights on stock-based awards not paid in cash		113		113
Deduct:
Dividends on Common Shares			10,200	10,200
Dividend equivalent rights on stock-based awards not paid in cash			113	113

Balances at December 31, 2012	146	231,480	184,777	416,257
Add:
Net income			48,642	48,642
Tax benefit from employee stock-based awards		943		943
Compensation on stock based awards		1,171		1,171
Dividend equivalent rights on stock-based awards not paid in cash		127		127
Deduct:
Dividends on Common Shares			29,400	29,400
Dividend equivalent rights on stock-based awards not paid in cash			127	127

Balances at December 31, 2013	146	233,721	203,892	437,613
Add:
Net income			47,857	47,857
Tax benefit from employee stock-based awards		514		514
Compensation on stock based awards		1,206		1,206
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			52,000	52,000
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2014	146	$235,607	$199,583	$435,190

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$47,857	$48,642	$39,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,532	39,829	42,046
Net gain on sale of property	—	—	(65)
Provision for doubtful accounts	1,054	1,056	1,668
Deferred income taxes and investment tax credits	34,352	16,051	14,713
Impairment and other charges	—	—	416
Stock-based compensation expense	1,748	1,647	1,667
Other — net	(12)	(333)	(107)
Changes in assets and liabilities:
Accounts receivable — customers	3,979	(5,306)	(1,773)
Unbilled revenue	819	(2,405)	1,108
Other accounts receivable	670	3,251	1,717
Materials and supplies	(932)	385	(318)
Prepayments and other assets	(289)	1,944	(452)
Other assets (including other regulatory assets)	27,258	14,715	(8,347)
Accounts payable	(1,676)	2,916	(2,331)
Inter-company receivable/payable	219	1,790	277
Income taxes receivable/payable from/to Parent	(19,876)	6,738	3,472
Accrued pension and other post-retirement benefits	(2,356)	4,396	5,954
Other liabilities	(664)	2,854	1,035
Net cash provided	132,683	138,170	99,900

Cash Flows From Investing Activities:
Capital expenditures	(70,888)	(96,705)	(66,831)
Note receivable from AWR parent	(8,300)	(18,236)	—
Receipt of payment of note receivable from AWR parent	8,800	17,736	—
Other investing activities	(1,568)	(1,408)	65
Net cash used	(71,956)	(98,613)	(66,766)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	14,846	60	3,408
Tax benefits from exercise of stock-based awards	514	943	895
Receipt of advances for and contributions in aid of construction	7,598	12,133	9,647
Refunds on advances for construction	(3,469)	(3,711)	(3,614)
Retirement or repayments of long-term debt	(21,287)	(3,474)	(8,303)
Net change in inter-company borrowings	—	—	(2,000)
Dividends paid	(52,000)	(29,400)	(10,200)
Other	(799)	(811)	(389)
Net cash used	(54,597)	(24,260)	(10,556)

Net increase in cash and cash equivalents	6,130	15,297	22,578

Cash and cash equivalents, beginning of year	37,875	22,578	—

Cash and cash equivalents, end of year	$44,005	$37,875	$22,578

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to herein as “Registrant” or “the Company.”  The subsidiaries of ASUS may be individually referred to herein as a "Military Utility Privatization Subsidiary" and collectively referred to herein as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 258,000 customers. GSWC also distributes electricity in several San Bernardino County Mountain communities in California serving approximately 24,000 electric customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2014, 2013 and 2012. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric business, in matters including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates. AWR’s assets and operating income are primarily those of GSWC.

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

There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of its wholly owned subsidiaries.

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

On May 20, 2013, AWR's Board of Directors approved a two-for-one stock split of the Company's Common Shares.   In September 2013, shareholders of record received one additional share for each AWR Common Share they owned.  This two-for-one stock split was retroactively applied to the historical financial statements.

Related Party Transactions:  GSWC and ASUS provide and receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2014, 2013 and 2012, GSWC allocated to ASUS approximately $2.7 million, $2.6 million and $2.4 million, respectively, of corporate office administrative and general costs.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in inter-company receivables as of December 31, 2014 and 2013.

In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. As of December 31, 2014, there were no amounts outstanding under this Note.

AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding Common Stock of the Military Utility Privatization Subsidiaries.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the Federal Energy Regulatory Commission. GSWC has incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of accounting principles generally accepted in the United States of America for those companies whose rates are established by or are subject to approval by an independent third-party regulator.
Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2014 and 2013.

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
 Depreciation is computed on the straight-line, remaining-life basis, group method, based on depreciable plant in accordance with the applicable ratemaking process. GSWC's provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.2% for 2014, 3.4% for 2013 and 3.7% for 2012.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $678,000, $877,000 and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  During the year ended December 31, 2012, a $416,000 impairment loss was recorded in operating expenses as a result of the disallowance of certain capital costs by the CPUC.  For the years ended December 31, 2014 and 2013, no impairment loss was recorded.

Goodwill:  At December 31, 2014 and 2013, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2014, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for the goodwill amount of $1.1 million at ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government or other third-party prime government contractors pursuant to contracts or modifications thereto or agreements to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are disclosed in Note 17.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the years ended December 31, 2014, 2013 and 2012, GSWC recorded $24,000, $270,000 and $299,000, respectively, of AFUDC related to these capital projects based on a weighted cost of capital of 8.64% as approved by the CPUC.

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

Contracted Services Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion and cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods require ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or, in the case of the percentage of completion method, in terms of results achieved (such as units constructed).  These approaches are used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.
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

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2014 and 2013 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2014		2013
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC	$326,090	$417,057	$332,377	$412,590

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following tables set forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2014:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$417,057	—	$417,057

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.7 million, $3.6 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $490,000, $864,000 and $717,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Issued Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early application is not permitted. The guidance allows entities to select one or two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2017, along with providing certain additional disclosures. Registrant will adopt this guidance in the fiscal year beginning January 1, 2017. Management has not yet selected a transition method nor has determined the effect of the standard on the Company's ongoing financial reporting.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2014, Registrant had approximately $67.5 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $40.7 million relates to the underfunded positions of the pension and other post-retirement obligations, $3.3 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC’s purchase power contracts over the life of the contract, and $17.6 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.
Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next 12-months have been classified as current assets and current liabilities by rate-making area. As of December 31, 2014, GSWC has a total of $125.7 million in net regulatory assets, of which $5.5 million have been included in “Other Current Liabilities”. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2014	2013
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$9,369	$16,345
Base Revenue Requirement Adjustment Mechanism	7,761	8,725
Costs deferred for future recovery on Aerojet case	13,629	14,763
Pensions and other post-retirement obligations (Note 11)	43,426	20,241
Derivative unrealized loss (Note 4)	3,339	—
Flow-through taxes, net (Note 10)	17,612	16,189
Low income rate assistance balancing accounts	9,109	9,979
General rate case memorandum accounts	4,731	15,645
Other regulatory assets	17,487	25,086
Various refunds to customers	(759)	(4,292)
Total	$125,704	$122,681

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

The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate. During the year ended December 31, 2014, surcharges of $14.3 million were billed to customers to decrease previously incurred under-collections in the pre-2014 WRAM, net of MCBA accounts.  During the year ended December 31, 2014, GSWC recorded an additional $7.4 million under-collection in the WRAM account, net of the MCBA.  As of December 31, 2014, GSWC has a net aggregated regulatory asset of $9.4 million, which is comprised of a $10.5 million under-collection in the WRAM accounts and $1.1 million over-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. As of December 31, 2014, the recovery periods for the majority of GSWC's WRAM/MCBA balances were primarily within the 12 to 18 month period. In addition to adopting an amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. This cap has not impacted any WRAM/MCBA recoveries to-date. Surcharges are currently in place to recover the WRAM/MCBA balances for 2013.
For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism ("BRRAM") which adjusts certain revenues to adopted levels.  In November 2014, the CPUC issued a final decision on BVES's general rate case, setting rates and adopted revenues for years 2013 through 2016. As a result of this decision, GSWC filed with the CPUC for recovery of the 2013 BRRAM under-collection of $2.3 million to be collected over 24 months.

Costs Deferred for Future Recovery:
The CPUC authorized a memorandum account to allow for the recovery of costs incurred by GSWC related to contamination lawsuits brought against Aerojet and the state of California.  In July 2005, the CPUC authorized GSWC to recover approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, a surcharge went into effect to begin amortizing the memorandum account over a 20-year period.
Aerojet also agreed to reimburse GSWC $17.5 million, plus interest accruing from January 1, 2004, for GSWC’s past legal and expert costs, which is included in the Aerojet litigation memorandum account. The reimbursement of the $17.5 million is contingent upon the issuance of land use approvals for development in a defined area within Aerojet property in Eastern Sacramento County and the receipt of certain fees in connection with such development.  It is management’s intention to offset any proceeds from the housing development by Aerojet in this area against the balance in this litigation memorandum account.
At this time, management believes the full balance of the Aerojet litigation memorandum account will be collected either from customers or Aerojet.

Pensions and Other Postretirement Obligations:
A regulatory asset has been recorded at December 31, 2014 and 2013 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 11, as of December 31, 2014, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $40.7 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
The May 2013 CPUC decision in the water general rate case authorized GSWC to continue using a two-way balancing account for its three water regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  In November 2014, as part of the BVES general rate case decision, the CPUC also authorized the use of a balancing account for the electric segment. The two-way balancing accounts are interest bearing at the current 90-day commercial paper rate. As of December 31, 2014, GSWC has a net $2.7 million under-collection in the two-way pension balancing accounts, consisting of a $2.8 million under-collection related to the general office and water regions, and a $124,000 over-collection related to BVES. As authorized in the CPUC's final decision on the water rate case, GSWC implemented a twelve-month surcharge in 2013 to recover balances in the water two-way balancing account. Surcharges totaling $748,000 and $1.2 million were billed to customers during 2014 and 2013, respectively.

Low Income Balancing Accounts:
This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2014, there is an aggregate $9.1 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of December 31, 2014, there is an aggregate $4.7 million in the general rate case memorandum accounts, $4.1 million of which relates to retroactive rate increases resulting from the 2010 water general rate case, and $617,000 of which is for the general rate case approved by the CPUC in May 2013. Surcharges ranging from 12 to 24 months, with the majority being 12 months, were implemented during the third quarter of 2013 to recover the retroactive adopted revenues related to the May 2013 CPUC decision. Unrecovered amounts will be addressed in a future rate case or other filing.

Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  In determining the probability of costs being recovered in future periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable.  If the CPUC determines that a portion of GSWC’s regulatory assets are no longer recoverable in customer rates, GSWC would need to determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation.

Other Regulatory Matters:
Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC’s three main geographic water regions.  As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covers almost a 20-year period from January 1, 1994 through September 30, 2013.
In December 2014, the accounting firm engaged by the CPUC to conduct the first audit provided its draft report to GSWC for comments. The draft report provides details on the accounting firm's findings and corresponding recommendations. The report asserts that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for certain instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report focused on, among other things, inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications.
In February 2015, management provided to the auditors its responses to the draft report and for each of the findings noted by the auditors. Among other things, GSWC informed the auditors of certain factual inaccuracies in their report, asserted that GSWC has complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period. The auditors are finalizing their audit report in light of GSWC’s comments. After the report is finalized, GSWC will meet with the CPUC to discuss what, if any, further action is required. If the CPUC determines that GSWC has violated the CPUC’s or GSWC’s procurement policies during the 20-year audit period, the CPUC may pursue disallowances and/or penalties from GSWC in the pending rate case proceeding or in a new proceeding. GSWC likely will be given an opportunity to defend itself against any such attempt by the CPUC to pursue disallowances and/or penalties. At this time management cannot predict the final outcome of this first audit and cannot determine a possible loss or range of loss, if any, associated with any disallowances and/or penalties that may be pursued by the CPUC against GSWC.

BVES General Rate Case:
In February 2012, BVES filed its general rate case for new rates in years 2013 through 2016.  On May 7, 2014, GSWC filed a settlement agreement with the CPUC covering all matters in the rate case which had been approved by all parties. On November 6, 2014, the CPUC issued its final decision, adopting the settlement agreement. The final decision, which was retroactive to January 1, 2013, did not have a significant impact on GSWC's financial statements.

Renewables Portfolio Standard:
In December 2011, a renewables portfolio standard (“RPS”) law went into effect which changed, among other things, annual procurement targets to multi-year procurement targets.  In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period which would be used towards meeting the CPUC’s RPS procurement requirements. As of December 31, 2014, GSWC has purchased sufficient RECs to be in compliance for all periods through 2014. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2014. GSWC intends to file its 2014 compliance report with the CPUC by the August 2015 deadline. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2014.

Cost of Capital Proceeding for Water Regions:
In July 2012, the CPUC issued a final decision on GSWC’s water cost of capital proceeding. The decision authorized, among other things, a return on equity ("ROE") of 9.99% and for GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. For the period October 1, 2011 through September 30, 2012, the Moody’s rate declined by 112 basis points from the benchmark. As a result, in 2012 GSWC filed an advice letter to lower its water ROE by 56 basis points, from 9.99% to 9.43%, which was incorporated into 2013 water rates. For the period October 1, 2013 through September 30, 2014, the Moody’s rate increased by 30 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remained unchanged for 2014.
GSWC was scheduled to file its next cost of capital application in March 2015 based on an extension previously granted. However, in November 2014 GSWC, along with three other Class A California water companies ("Joint Parties"), filed with the CPUC a request for further extension of the date by which each of them is required to file its 2015 Cost of Capital Application. The Joint Parties requested approval to postpone this filing date one additional year until March 31, 2016, with a corresponding effective date of January 1, 2017 in compliance with the Rate Case Plan. The Joint Parties believe that postponing the filing one year will alleviate administrative processing costs on the four Class A utilities as well as Commission staff, and provide relief for both Commission and utility resources already strained by numerous proceedings. The Joint Parties also believe that the current economic environment is such that a change from the currently adopted return on equity would be small. The CPUC approved this request in January 2015. As a result of the approval, GSWC's current authorized cost of capital will continue in effect through December 2016, and GSWC will forgo a cost of capital adjustment in 2016 in the event that the WCCM mechanism is triggered.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant by major asset class:

	GSWC December 31,		AWR December 31,
(dollars in thousands)	2014	2013	2014	2013
Water
Land	$15,423	$15,423	$15,423	$15,423
Intangible assets	34,063	34,001	34,081	34,019
Source of water supply	80,614	75,651	80,614	75,651
Pumping	155,802	147,390	155,802	147,390
Water treatment	71,519	70,947	71,519	70,947
Transmission and distribution	894,789	856,823	894,789	856,823
General	110,864	107,274	121,552	116,346
	1,363,074	1,307,509	1,373,780	1,316,599
Electric
Transmission and distribution	60,035	58,400	60,035	58,400
Generation	12,547	12,547	12,547	12,547
General (1)	9,054	8,413	9,054	8,413
	81,636	79,360	81,636	79,360

Less — accumulated depreciation	(494,000)	(466,329)	(500,239)	(471,665)
Construction work in progress	48,170	56,754	48,343	57,183
Net utility plant	$998,880	$977,294	$1,003,520	$981,477

(1)         Includes intangible assets of $1.2 million for the years ended December 31, 2014 and 2013 for studies performed in association with the electricity segment of the Registrant’s operations.

As of December 31, 2014 and 2013, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2014	2013	2014	2013
Intangible assets:
Conservation	26 years	$9,496	$9,496	$9,496	$9,496
Water and service rights (2)	30 years	8,124	8,124	8,695	8,695
Water planning studies	13 years	17,277	17,214	17,277	17,214
Total intangible assets		34,897	34,834	35,468	35,405
Less — accumulated amortization		(24,373)	(22,459)	(24,456)	(22,530)
Intangible assets, net of amortization		$10,524	$12,375	$11,012	$12,875

Intangible assets not subject to amortization (3)		$409	$409	$427	$427

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2014 and 2013.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2014, 2013 and 2012, amortization of intangible assets was $1.9 million, $1.9 million and $2.4 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2015	$2,441
2016	1,605
2017	1,491
2018	1,491
2019	1,320
Total	$8,348

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:

The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2014 and 2013:

(dollars in thousands)	GSWC
Obligation at December 31, 2012	$3,018
Additional liabilities incurred	11
Liabilities settled	(126)
Accretion	192
Obligation at December 31, 2013	$3,095
Additional liabilities incurred	6
Liabilities settled	(66)
Accretion	199
Obligation at December 31, 2014	$3,234

Registrant follows the accounting guidance for asset retirement obligations.  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing this guidance, the cumulative effect of the adoption of the authoritative guidance was reflected as a regulatory asset.

Note 4 — Derivative Instruments

GSWC’s electric division, BVES, purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts are generally subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.  However, during 2014 GSWC's power purchases were based on month-to-month arrangements, as the previous long-term contract had expired in 2013. In December 2014, the CPUC approved an application that allowed GSWC to immediately execute new long-term purchased power contracts with energy providers on December 9, 2014. GSWC began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The new long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC approval in December 2014 also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contracts executed in December 2014 will be deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses will not impact GSWC’s earnings. As of December 31, 2014, there was a $3.3 million unrealized loss in the memorandum account for the new purchased power contracts as a result of the recent drop in energy prices.

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
 The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2014 and 2013.

(dollars in thousands)	2014	2013
Balance, at beginning of the period	$—	$(3,060)
Unrealized gain (loss) on purchased power contracts	(3,339)	3,060
Balance, at end of the period	$(3,339)	$—

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
In September 2014, the U.S. government approved price redeterminations related to the operations at Fort Bragg, Fort Jackson and Andrews Air Force Base. ASUS received contract modifications from the U.S. government for these price redeterminations, which included retroactive operation and maintenance management fees and retroactive renewal and replacement fees for prior periods. Revenues from operation and maintenance management fees are recognized when services are rendered. Accordingly, ASUS recorded approximately $1.7 million of retroactive revenues and pretax operating income related to periods prior to 2014 in connection with these contract modifications during the third quarter of 2014. In addition, approximately $6.1 million related to renewal and replacement funds was also recorded in "billings in excess of costs and estimated earnings on uncompleted contracts", which will be recognized in construction revenues (along with the related construction costs) when the work is performed.
The receivable from the U.S. government represents amounts billed to the U.S. government that have not yet been collected.  Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.
The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized for renewal and replacement work.

Costs and estimated earnings on uncompleted contracts and amounts due from the U.S. government as of December 31, 2014 and 2013 are as follows:

(dollars in thousands)	2014	2013
Revenues (costs and estimated earnings) recognized on uncompleted contracts	$91,141	$78,741
Less: Billings to date on uncompleted contracts	(56,114)	(32,262)
	$35,027	$46,479

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,763	$53,331
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,736)	(6,852)
	$35,027	$46,479

Receivables from the U.S. government:
Billed receivables from the U.S. government	$6,709	$7,106
Unbilled receivables from the U.S. government (current)	3,689	—
Unbilled receivables from the U.S. government (non-current)	3,513	3,104
Less: allowance for doubtful accounts	—	—
Total	$13,911	$10,210

Note 6 — Earnings Per Share and Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR’s 2000 and 2008 employee plans and the 2003 and 2013 directors plans. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share reflecting the two-for-one stock split effective September 3, 2013:

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Net income	$61,058	$62,686	$54,148
Less: (a) Distributed earnings to common shareholders	32,125	29,366	24,129
Distributed earnings to participating securities	177	171	171
Undistributed earnings	28,756	33,149	29,848

(b) Undistributed earnings allocated to common shareholders	28,599	32,958	29,638
Undistributed earnings allocated to participating securities	157	191	210
Total income available to common shareholders, basic (a)+(b)	$60,724	$62,324	$53,767

Weighted average Common Shares outstanding, basic	38,658	38,639	37,998

Basic earnings per Common Share:	$1.57	$1.61	$1.42

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 employee plans, and the 2003 and 2013 directors plans, and net income. At December 31, 2014, there were 222,580 stock options outstanding under these Plans. At December 31, 2014, there were also 221,302 restricted stock units outstanding including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share reflecting the two-for-one stock split effective September 3, 2013:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Common shareholders earnings, basic	$60,724	$62,324	$53,767
Undistributed earnings for dilutive stock options and restricted stock units	157	191	210
Total common shareholders earnings, diluted	$60,881	$62,515	$53,977

Weighted average Common Shares outstanding, basic	38,658	38,639	37,998
Stock-based compensation (1)	222	230	264
Weighted average Common Shares outstanding, diluted	38,880	38,869	38,262

Diluted earnings per Common Share	$1.57	$1.61	$1.41

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 222,580 stock options and 221,302 restricted stock units, including performance awards, at December 31, 2014 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2014, 2013 and 2012, AWR issued Common Shares totaling 74,145, 114,821 and 77,038, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 2000 and 2008 employee plans and the 2003 and 2013 directors plans. As of December 31, 2014, there are 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  In addition, during the years ended December 31, 2014, 2013 and 2012, AWR issued 37,006, 131,448 and 819,400 Common Shares for approximately $589,000, $2,111,000 and $13,295,000, respectively, as a result of the exercise of stock options.  During 2014, 2013 and 2012, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 545,218 Common Shares on the open market during the year ended December 31, 2014. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions. See Note 7 (Dividend Limitations) of Notes to Consolidated Financial Statements.

In August 2012, AWR filed a Registration Statement with the Securities and Exchange Commission (“SEC”) for the sale from time to time of debt and equity securities. As of December 31, 2014, $115 million was available for issuance of additional securities under this registration statement.  This Registration Statement expires in August 2015.

GSWC’s outstanding Common Shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $367.7 million was available to pay dividends to AWR as of December 31, 2014. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667 to 1. Dividends in the amount of $52.0 million, $29.4 million and $10.2 million were paid to AWR by GSWC during the years ended December 31, 2014, 2013 and 2012, respectively.  ASUS paid a dividend of $6.7 million to AWR in 2012.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Effective January 1, 2012, California revised the legal standards applicable to a California corporation seeking to distribute dividends.  Under the revised law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $253.6 million was available to pay dividends to AWR’s shareholders at December 31, 2014. Approximately $199.6 million was available for GSWC to pay dividends to AWR at December 31, 2014. Approximately $41.3 million was available for ASUS to pay dividends to AWR at December 31, 2014.

Note 8 — Bank Debt

AWR has access to a syndicated credit facility which was amended on May 23, 2013 to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by AWR, and update certain representations and covenants in the credit agreement.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $11.2 million, with fees of 0.65% including: (i) a $6.7 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit, in an amount of $585,000 as security for the purchase of power; (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR and GSWC from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2014, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC.

At December 31, 2014, there were no borrowings outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2014	2013	2012
Balance Outstanding at December 31,	$—	$—	$—
Interest Rate at December 31,	0.82%	0.82%	1.41%
Average Amount Outstanding	$6,181	$—	$885
Weighted Average Annual Interest Rate	0.81%	1.02%	1.49%
Maximum Amount Outstanding	$24,000	$—	$6,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2014, 2013 and 2012, AWR was in compliance with these requirements. As of December 31, 2014, AWR had an interest coverage ratio of 7.52 times interest expense, a debt ratio of 0.40 to 1.00 and a debt rating of A+ by S&P.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

As of December 31, 2014, GSWC had $100.0 million available for issuance of debt securities under a Registration Statement filed with the SEC.  This Registration Statement expires in August 2015.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2014, GSWC had an interest coverage ratio of over four times interest expense.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A, also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. In December 2014, GSWC replaced these notes with lower interest rate debt and issued $15,000,000 in 3.45% Senior Notes due December 23, 2029. Pursuant to the terms of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667 to 1 and a total indebtedness to earnings before income taxes, depreciation and amortization (EBITDA) of less than 8 to 1. As of December 31, 2014, GSWC had a total indebtedness to capitalization ratio of 0.4367 to 1 and a total indebtedness to EBITDA of 2.4 to 1.

Certain long-term debt issues outstanding as of December 31, 2014 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. With the exception of the 9.56% Notes and Senior Notes issued to Co-Bank, the redemption premiums in effect for 2014 range up to 0.383% of par value. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%. The $15,000,000, 3.45% Senior Notes due December 23, 2029 have similar redemption premiums.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  GSWC received a total of $8.6 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt in accordance with the terms of the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan was approved by the CPUC and implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC. As of December 31, 2014, GSWC has a total of $6.7 million in letters of credit issued to CDPH.

Annual maturities of all long-term debt, including capitalized leases, are as follows for each fiscal year through December 31, 2019 and thereafter (in thousands):

Maturity as of December 31,
2015	$292
2016	311
2017	328
2018	322
2019	40,319
Thereafter	284,518
Total	$326,090

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements.  The most significant items are the tax effects of differences in asset basis (including accelerated depreciation and capitalization methods), certain regulatory balancing accounts and advances for, and contributions in aid of construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs deviate from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items). The ETR at the AWR consolidated level also fluctuates as a result of ASUS's state income taxes, which vary among the jurisdictions in which it operates, and certain permanent differences.

Changes in Tax Law

During the fourth quarter of 2014, the Company reflected a change in its tax method of accounting for certain repair and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013.  The Company will file an application for an automatic change in tax accounting method with the Internal Revenue Service ("IRS") for the 2014 tax year to implement the new method effective January 1, 2014. The tax accounting method change will also include a cumulative adjustment for 2013 and prior years, and will permit the expensing of certain utility asset replacement costs that were previously being capitalized and depreciated for book and tax purposes. As a result of the change, the Company will deduct a significant amount of linear asset costs, which consist primarily of water mains and connections.

During the fourth quarter of 2014, the Company completed its analysis of the cumulative adjustment for 2013 and prior years, and recorded a deferred income tax liability of $22.5 million for federal and state repair-and-maintenance deductions of $47 million and $107 million, respectively. In addition, the 2014 deduction for both federal and state purposes was $20.3 million, creating an $8.3 million deferred income tax liability. Although this change reduced AWR’s current taxes payable, it did not reduce its total 2014 income tax expense or ETR. Furthermore, as a result of the repair-and-maintenance deductions, AWR and GSWC generated state net operating losses (“NOLs”) and, as of December 31, 2014, such NOL carry-forwards total $3.6 million and $9.3 million, respectively, which will expire in 2034. The Company believes that it is more likely than not that the benefit from the state income tax NOL carryforwards will be realized and therefore requires no valuation allowance.

In December 2014, the Tax Increase Prevention Act of 2014 extended 50% bonus depreciation for qualifying property through 2014.  Although this change in law reduced AWR’s current taxes payable, it did not reduce its total income tax expense or ETR.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2014 and 2013 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2014	2013	2014	2013
Deferred tax assets:
Regulatory-liability-related: ITC	$1,001	$1,049	$1,001	$1,049
Regulatory-liability-related: California Corp Franchise Tax	4,328	4,337	4,328	4,337
Other non-property-related	2,395	4,125	2,136	3,292
Contributions and advances	8,335	8,655	8,335	8,655
	$16,059	$18,166	$15,800	$17,333
Deferred tax liabilities:
Fixed assets	$(163,232)	$(131,534)	$(164,724)	$(131,548)
Regulatory-asset-related: depreciation and other	(22,941)	(21,575)	(22,941)	(21,575)
California Corp Franchise Tax	(4,069)	(2,120)	(4,831)	(1,749)
Other property-related	(59)	(155)	(59)	(155)
Balancing and memorandum accounts	(4,071)	(6,663)	(4,071)	(6,663)
Deferred charges	(5,461)	(6,064)	(5,461)	(6,064)
	(199,833)	(168,111)	(202,087)	(167,754)
Accumulated deferred income taxes - net	$(183,774)	$(149,945)	$(186,287)	$(150,421)

The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Current
Federal	$5,595	$13,741	$15,585
State	137	5,930	5,273
Total current tax expense	$5,732	$19,671	$20,858
Deferred
Federal	$24,815	$14,769	$13,088
State	7,501	1,343	1,999
Total deferred tax expense	32,316	16,112	15,087
Total income tax expense	$38,048	$35,783	$35,945

	GSWC
	Year Ended December 31,
(dollars in thousands)	2014	2013	2012
Current
Federal	$408	$10,768	$7,957
State	(2,754)	6,315	3,830
Total current tax expense	$(2,346)	$17,083	$11,787
Deferred
Federal	$24,373	$14,691	$12,670
State	9,979	1,360	2,043
Total deferred tax expense	34,352	16,051	14,713
Total income tax expense	$32,006	$33,134	$26,500

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2014	2013	2012
Federal taxes on pretax income at statutory rate	$34,687	$34,464	$31,533
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,781	5,111	4,957
Flow-through on fixed assets	651	646	636
Flow-through on pension costs	(507)	612	10
Flow-through on removal costs	(1,571)	(2,141)	(943)
Domestic production activities deduction	(643)	(2,944)	(553)
Investment tax credit	(91)	(91)	(91)
Other – net	741	126	396
Total income tax expense from operations	$38,048	$35,783	$35,945
Pretax income from operations	$99,106	$98,469	$90,093
Effective income tax rate	38.4%	36.3%	39.9%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2014	2013	2012
Federal taxes on pretax income at statutory rate	$27,952	$28,622	$23,002
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,693	5,372	4,048
Flow-through on fixed assets	651	646	636
Flow-through on pension costs	(507)	612	10
Flow-through on removal costs	(1,571)	(2,141)	(943)
Domestic production activities deduction	(55)	(1,316)	(553)
Investment tax credit	(91)	(91)	(91)
Other – net	934	1,430	391
Total income tax expense from operations	$32,006	$33,134	$26,500
Pretax income from operations	$79,863	$81,776	$65,720
Effective income tax rate	40.1%	40.5%	40.3%
AWR and GSWC had no unrecognized tax benefits at December 31, 2014, 2013 and 2012.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”
At December 31, 2014, AWR and GSWC included $504,000 and $472,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR and GSWC recognized $19,000 and $14,000, respectively, of interest income from taxing authorities during the year ended December 31, 2014.  At December 31, 2013, AWR and GSWC included $757,000 and $704,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $99,000 and $21,000 respectively, of interest income from taxing authorities during the year ended December 31, 2013.  At December 31, 2012, AWR and GSWC included $2,838,000 and $2,775,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets.  AWR and GSWC recognized $473,000 and $461,000, respectively, of interest income from taxing authorities during the year ended December 31, 2012.
At December 31, 2014, 2013 and 2012, Registrant had no significant accruals for income-tax-related penalties and did not recognize any significant income-tax-related penalties during the years ended December 31, 2014, 2013 and 2012.
Registrant files federal and various state income tax returns.  During 2014, the Internal Revenue Service (“IRS”) completed its examination of 2007 and 2008 refund claims and issued refunds for both. AWR’s federal 2010 refund claim came under exam in 2014, and its 2011-2013 tax years remain subject to examination by the IRS. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2008 tax years in connection with the matters on the federal claims for these years and other state tax matters. During 2012, the California Franchise Tax Board commenced examining these claims. The 2009-2013 tax years remain subject to examination by state taxing authorities.

Note 11 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2014, Registrant had 977 participants in the Pension Plan.
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
 The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2014 and 2013:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2014	2013	2014	2013
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$152,680	$163,230	$11,388	$12,296
Service cost	5,643	6,967	348	407
Interest cost	7,520	6,907	495	439
Actuarial loss (gain)	24,339	(19,918)	437	(1,340)
Benefits/expenses paid	(4,998)	(4,506)	(342)	(414)
Projected benefit obligation at end of year	$185,184	$152,680	$12,326	$11,388

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$127,534	$107,638	$9,873	$8,359
Actual return on plan assets	9,816	17,846	951	1,320
Employer contributions	8,209	6,556	241	608
Benefits/expenses paid	(4,998)	(4,506)	(342)	(414)
Fair value of plan assets at end of year	$140,561	$127,534	$10,723	$9,873

Funded Status:
Net amount recognized as accrued pension cost	$(44,623)	$(25,146)	$(1,603)	$(1,515)

	Pension Benefits		Post-Retirement Medical Benefits
(in thousands)	2014	2013	2014	2013
Amounts recognized on the balance sheets:
Current liabilities	$—	$—	$—	$—
Non-current liabilities	(44,623)	(25,146)	(1,603)	(1,515)
Net amount recognized	$(44,623)	$(25,146)	$(1,603)	$(1,515)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$—	$417
Prior service cost (credit)	167	285	(234)	(433)
Net (gain) loss	39,003	15,581	(2,891)	(3,159)
Regulatory assets (liabilities)	39,170	15,866	(3,125)	(3,175)
Unfunded accrued pension cost	5,453	9,280	4,728	4,690
Net liability recognized	$44,623	$25,146	$1,603	$1,515

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$15,866	$49,052	$(3,175)	$(685)
Net loss (gain)	23,422	(30,190)	(61)	(2,278)
Amortization of initial net obligation	—	—	(419)	(419)
Amortization of prior service (cost) credit	(118)	(118)	200	200
Amortization of net gain (loss)	—	(2,878)	330	7
Total change in regulatory asset	23,304	(33,186)	50	(2,490)
Regulatory asset (liability) at end of year	$39,170	$15,866	$(3,125)	$(3,175)

Net periodic pension costs	$4,383	$9,296	$278	$676
Change in regulatory asset	23,304	(33,186)	50	(2,490)
Total recognized in net periodic pension cost and regulatory asset (liability)	$27,687	$(23,890)	$328	$(1,814)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$—	$(418)
Prior service (cost) credit	$(118)	$(118)	$200	$200
Net gain (loss)	$(1,878)	$(29)	$213	$262

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$185,184	$152,680	$12,326	$11,388
Accumulated benefit obligation	$160,510	$131,580	N/A	N/A
Fair value of plan assets	$140,561	$127,534	$10,723	$9,873

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	5.10%	3.80%	4.65%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2014, 2013 and 2012 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$5,643	$6,967	$6,675	$348	$407	$419
Interest cost	7,520	6,907	6,657	495	439	534
Expected return on plan assets	(8,898)	(7,574)	(6,540)	(453)	(382)	(357)
Amortization of transition	—	—	—	418	419	419
Amortization of prior service cost (credit)	118	118	118	(200)	(200)	(200)
Amortization of actuarial (gain) loss	—	2,878	3,035	(330)	(7)	—
Net periodic pension cost under accounting standards	$4,383	$9,296	$9,945	$278	$676	$815
Regulatory adjustment - over/(under) collection	1,622	(1,920)	(2,305)	—	—	—
Total expense recognized, before allocation to overhead pool	$6,005	$7,376	$7,640	$278	$676	$815

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.10%	4.30%	4.65%	4.65%	3.75%	4.45%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2014, 2013 and 2012.

Regulatory Adjustment:

As previously discussed in Note 2, the CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water regions and the general office and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the year ended December 31, 2014, GSWC's actual expense was $1.6 million lower than the amounts included in water and electric customer rates. During the years ended December 31, 2013 and 2012, GSWC’s actual expense under the accounting standard was greater than the amounts included in customer rates by $1.9 million and $2.3 million, respectively.  These over and under-collections have been recorded in the two-way pension balancing accounts included in regulatory assets. As of December 31, 2014, the pension balancing account had a $2.7 million net under-collection included in regulatory assets.

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2014 and 2013.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2014 and 2013, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2014	2013	2014	2013
Actual Asset Allocations:
Equity securities	61%	61%	60%	61%
Debt securities	39%	37%	38%	38%
Cash equivalents	—%	2%	2%	1%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2014 and 2013.

Target Asset Allocations for 2015:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

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

The following tables set forth by level, within the fair value hierarchy, the pension and post-retirement plans’ investment assets measured at fair value as of December 31, 2014 and 2013:

	Fair Value as of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$497	—	—	$497
Fixed income securities	54,865	—	—	54,865
Equity securities:
U.S. small cap stocks	7,546	—	—	7,546
U.S. mid cap stocks	14,779	—	—	14,779
U.S. large cap stocks	42,886	—	—	42,886
International funds	11,318	—	—	11,318
Real estate funds	8,670	—	—	8,670
Total equity securities	85,199	—	—	85,199
Total investments measured at fair value	$140,561	—	—	$140,561

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$185	—	—	$185
Fixed income	4,105	—	—	4,105
U.S. equity securities (large cap stocks)	6,433	—	—	6,433
Total investments measured at fair value	$10,723	—	—	$10,723

	Fair Value as of December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$2,096	—	—	$2,096
Fixed income securities	47,627	—	—	47,627
Equity securities:
U.S. small cap stocks	6,576	—	—	6,576
U.S. mid cap stocks	13,119	—	—	13,119
U.S. large cap stocks	39,280	—	—	39,280
International funds	12,501	—	—	12,501
Real estate funds	6,335	—	—	6,335
Total equity securities	77,811	—	—	77,811
Total investments measured at fair value	$127,534	—	—	$127,534

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$142	—	—	$142
Fixed income	3,731	—	—	3,731
U.S. equity securities (large cap stocks)	6,000	—	—	6,000
Total investments measured at fair value	$9,873	—	—	$9,873

Plan Contributions:

During 2014, Registrant contributed $8.2 million and $241,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute at least $6.0 million to its pension in 2015.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2014 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2015	$5,468	$566
2016	5,938	601
2017	6,489	680
2018	7,030	774
2019	7,569	866
Thereafter	48,446	5,247
Total	$80,940	$8,734

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets, life expectancy, and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.2% (net of income taxes) for the non-union plan portion of the post retirement plan.

Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries released new mortality tables for pension plans. The benefit obligation amounts as of December 31, 2014 assumed a longer life expectancy of participants as a result of the actuarial update to mortality tables, resulting in an increase of approximately 3% in the related benefit obligation amounts.

Healthcare Cost Trend Rate — A sliding scale for assumed health care cost increases was used for the periods presented.  In 2014, health care cost increases started at 6.8% grading down to 5.6% in 10 years for those under age 65, and at 7.0% grading down to 5.1% in 10 years for those 65 and over.  In 2013, health care cost increases started at 7.8% grading down to 6.3% in 10 years for those under age 65, and at 7.0% grading down to 5.7% in 10 years for those 65 and over.  In 2012, health care cost increases started at 8.0% grading down to 7.2% in 10 years for those under age 65, and at 7.0% grading down to 5.8% in 10 years for those 65 and over.  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$80	$(70)
Effect on post-retirement benefit obligation	$1,438	$(1,232)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2014, the balance in the Rabbi Trust totaled $8.8 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2014 and 2013.

	Fair Value as of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$29	—	—	$29
Fixed income securities	3,454	—	—	3,454
Equity securities	5,282	—	—	5,282
Total investments measured at fair value	$8,765	—	—	$8,765

	Fair Value as of December 31, 2013
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$27	—	—	$27
Fixed income securities	2,587	—	—	2,587
Equity securities	4,202	—	—	4,202
Total investments measured at fair value	$6,816	—	—	$6,816

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$12,296	$12,406
Service cost	768	803
Interest cost	615	514
Actuarial (gain) loss	2,497	(1,198)
Benefits paid	(250)	(229)
Benefit obligation at end of year	$15,926	$12,296
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued cost	$(15,926)	$(12,296)

(in thousands)	2014	2013
Amounts recognized on the balance sheets:
Current liabilities	$(379)	$(230)
Non-current liabilities	(15,547)	(12,066)
Net amount recognized	$(15,926)	$(12,296)
Amounts recognized in regulatory assets consist of:
Prior service cost	$153	$314
Net loss	4,530	2,172
Regulatory assets	4,683	2,486
Unfunded accrued cost	11,243	9,810
Net liability recognized	$15,926	$12,296

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$2,486	$4,184
Net (gain) loss	2,497	(1,199)
Amortization of prior service credit	(161)	(161)
Amortization of net loss	(139)	(338)
Total change in regulatory asset	2,197	(1,698)
Regulatory asset at end of year	$4,683	$2,486

Net periodic pension cost	$1,683	$1,817
Change in regulatory asset	2,197	(1,698)
Total recognized in net periodic pension and net income	$3,880	$119

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	—	—
Prior service cost	$(117)	$(161)
Net loss	(431)	(139)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$15,926	$12,296
Accumulated benefit obligation	13,992	10,116
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.15%	5.05%
Rate of compensation increase	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2014, 2013 and 2012 are as follows:

(dollars in thousands, except percent)	2014	2013	2012
Components of Net Periodic Benefits Cost:
Service cost	$768	$803	$731
Interest cost	615	514	488
Amortization of prior service cost	161	161	161
Amortization of net loss	139	339	307
Net periodic pension cost	$1,683	$1,817	$1,687

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.05%	4.20%	4.65%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2014 for the next ten years are as follows (in thousands):

2015	$379
2016	391
2017	472
2018	614
2019	712
Thereafter	5,402
Total	$7,970

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $1.9 million for each of the years ended December 31, 2014, 2013 and 2012. In 2011, this program was amended to incorporate the defined contribution plan previously discussed. Contributions to the defined contribution plan for the years ended December 31, 2014, 2013 and 2012 were $568,000, $394,000 and $254,000, respectively.

Affordable Care Act:

In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until 2015. Registrant's health care plan meets the current requirements of the Affordable Care Act. Registrant continues to assess the impact of the Affordable Care Act on its health care benefit costs, but does not expect it to have a material impact in the near future on the Registrant's consolidated financial position, results of operations or cash flows.

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

The following table presents share-based compensation expenses for the years ended December 31, 2014, 2013 and 2012.  These expenses resulting from stock options, restricted stock units and performance awards are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2014	2013	2012	2014	2013	2012
Stock-based compensation related to:
Stock options	$—	$9	$150	$—	$8	$147
Restricted stock units	1,354	1,507	1,729	1,113	1,266	1,468
Performance awards	868	493	52	635	373	52
Total stock-based compensation expense	$2,222	$2,009	$1,931	$1,748	$1,647	$1,667

Equity-based compensation cost, capitalized as part of utility plant for the years ended December 31, 2014, 2013 and 2012 was $255,000, $334,000 and $259,000, respectively, for both AWR and GSWC.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 employee plan vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  No stock options have been granted under the 2008 plan. Time-vesting restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, and are distributed at the end of the performance period if the performance criteria set forth in the award agreement are satisfied.

Stock Options — There were no stock options granted during the years 2014, 2013 or 2012. A summary of stock option activity as of December 31, 2014 and changes during the year ended December 31, 2014, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	264,596	$17.16
Granted	—
Exercised	(37,006)	15.93
Forfeited or expired	(5,010)	12.77
Options outstanding at December 31, 2014	222,580	$17.47	3	$4,494,733
Options exercisable at December 31, 2014	222,580	$17.47	3	$4,494,733

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2014 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2014.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $596,000, $1,402,000 and $4,125,000, respectively.

During the years ended December 31, 2014, 2013 and 2012, Registrant received approximately $589,000, $2,111,000 and $13,295,000, respectively, in cash proceeds from the exercise of its stock options and realized approximately $533,000, $1,026,000 and $890,000, respectively, of tax benefit for the tax deduction from awards exercised. An immaterial amount of compensation cost related to outstanding stock options was recognized in 2014.

Restricted Stock Units — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2014	197,036	$19.04
Granted	56,059	29.05
Vested	(103,580)	20.62
Forfeited	(4,040)	25.08
Restricted share units at December 31, 2014	145,475	$21.61

As of December 31, 2014, there was approximately $666,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.82 years.

Performance Awards – During the years ended December 31, 2014 and 2013, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years), subject to certain exceptions through the performance period. Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2014	40,920	$25.63
Granted	38,948	29.10
Vested	(4,041)	18.68
Performance awards at December 31, 2014	75,827	$27.78
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based conditions. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's stock at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. As of December 31, 2014, $635,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period ranging from 0.41 to 2.08 years.

Restricted Stock - AWR has no restricted stock outstanding as of December 31, 2014.

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

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.3 million as of December 31, 2014.  Included in the $5.3 million is a commitment of $3.1 million to lease water rights from a third party under an agreement which expires in 2028. The remaining $2.2 million are commitments for purchased water with other third parties which expire through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2014 are as follows (in thousands):

2015	$447
2016	319
2017	319
2018	319
2019	319
Thereafter	3,541
Total	$5,264

Bear Valley Electric:

Generally, GSWC’s electric division purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  During 2014, GSWC's power purchases were based on month-to-month arrangements, as the previous long-term purchase power contract expired in 2013. However, in December 2014 the CPUC approved an application that allowed GSWC to immediately execute new purchased power contracts with energy providers on December 9, 2014. GSWC began taking power effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2014, GSWC's commitment under these contracts totaled approximately $31.1 million.
The minimum load at GSWC’s BVES customer service area has been approximately 11 MWs. The average winter load has been 20 MWs with a winter peak of 45 MWs when the snowmaking machines at the ski resorts are operating.  In addition to the purchased power contracts, GSWC buys additional energy to meet demand on the spot market. GSWC owns a natural gas-fueled 8.4 MW generation facility, which assists GSWC in meeting peak demand.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2014, 2013 and 2012, Registrant’s consolidated rent expense was approximately $2,982,000, $2,982,000 and $3,098,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

2015	$2,345
2016	2,130
2017	1,895
2018	1,508
2019	1,232
Thereafter	1,904
Total	$11,014

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

Claremont System:
On November 4, 2014, voters in the City of Claremont approved a measure authorizing the issuance of $135.0 million in water revenue bonds by the City to finance the acquisition of the Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC. GSWC has the ability to legally challenge the government's right to take its property. GSWC does not believe the seizure is necessary and intends to vigorously defend against the potential condemnation. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $47.7 million. GSWC serves approximately 11,000 customers in Claremont.

Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Community Facilities District Act of 1982 (“Mello-Roos Act”) authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. In August 2013, Ojai residents approved the levying of a special tax to satisfy the planned bond obligations. GSWC filed a petition in the Superior Court, Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. Ojai FLOW ("Friends of Locally Owned Water") members filed a motion with the Superior Court asking that all residents of GSWC’s Ojai service area be certified as class defendants in GSWC's pending action. They contend that the class would later be entitled to sue GSWC for damages if GSWC's challenge is denied.  Without deciding whether such a lawsuit would be permitted, the Court granted the motion for class certification.  On March 13, 2014, the Court denied GSWC's petition. On April 9, 2014, GSWC filed a Notice of Appeal. GSWC is unable to predict the outcome of the appeal at this time. GSWC serves approximately 3,000 customers in Ojai.

Apple Valley System:
In recent years the Town of Apple Valley has considered a potential condemnation of the water systems serving its area, including GSWC's Apple Valley system. In August 2014, Apple Valley's Town Council issued a request for proposal for an updated feasibility study on the potential acquisition of the water systems. The feasibility study has been completed, however, the Town of Apple Valley has not taken any action against GSWC. GSWC serves approximately 2,900 customers in the Town of Apple Valley.

Artesia System:
On October 13, 2014, the City of Artesia's City Council approved the funding of a feasibility study on the potential acquisition of GSWC's water system in Artesia. GSWC serves approximately 3,300 customers in Artesia.

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

As of December 31, 2014, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2014, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Other Litigation:

Registrant is also subject to other ordinary routine litigation incidental to its business. Management believes that the opportunity for rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business. Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Note 15 - Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2014, GSWC has unconditional purchase obligations for capital projects of approximately $19.5 million.

Note 16 - Business Segments
AWR has 3 reportable segments, water, electric and contracted services, whereas GSWC has 2 segments, water and electric. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.
 All activities of GSWC, a rate-regulated utility, are geographically located within California.  Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plants are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude government-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Year Ended December 31, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts (2)	Parent	AWR
Operating revenues	$326,672	$34,387	$104,732	$—	$465,791
Operating income (loss)	94,014	5,728	19,351	(48)	119,045
Interest expense, net	19,370	1,260	142	(82)	20,690
Utility Plant	953,678	45,202	4,640	—	1,003,520
Depreciation and amortization expense (1)	38,388	1,466	1,219	—	41,073
Income tax expense/(benefit)	30,410	1,596	7,038	(996)	38,048
Capital additions	66,304	4,584	1,665	—	72,553

	As Of And For The Year Ended December 31, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$320,131	$38,409	$113,537	$—	$472,077
Operating income (loss)	95,932	6,411	16,737	(8)	119,072
Interest expense, net	20,236	1,436	264	(228)	21,708
Utility Plant	936,386	40,908	4,183	—	981,477
Depreciation and amortization expense (1)	36,636	2,316	1,138	—	40,090
Income tax expense/(benefit)	30,679	2,455	4,911	(2,262)	35,783
Capital additions	94,581	2,124	674	—	97,379

	As Of And For The Year Ended December 31, 2012
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$305,898	$37,033	$123,977	$—	$466,908
Operating income (loss)	78,104	8,501	24,608	(119)	111,094
Interest expense, net	19,783	1,533	179	(63)	21,432
Utility Plant	871,756	41,381	4,654	—	917,791
Depreciation and amortization expense (1)	37,905	2,292	1,188	—	41,385
Income tax expense	24,231	2,269	9,437	8	35,945
Capital additions	62,500	4,331	1,273	—	68,104

 The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2014	2013	2012
Total utility plant	$1,003,520	$981,477	$917,791
Other assets	374,778	328,706	363,152
Total consolidated assets	$1,378,298	$1,310,183	$1,280,943

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $678,000, $877,000 and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)      ASUS recorded approximately $1.6 million of additional revenues during the fourth quarter of 2014 in conjunction with the close-out of a large construction project.

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2014, 2013 and 2012 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2014	2013	2012
Balance at beginning of year	$1,187	$1,228	$1,048
Provision charged to expense	991	1,145	1,710
Accounts written off, net of recoveries	(1,286)	(1,186)	(1,530)
Balance at end of year	$892	$1,187	$1,228

Allowance for doubtful accounts related to accounts receivable-customer	$803	$755	$797
Allowance for doubtful accounts related to receivable from U.S. government	—	—	8
Allowance for doubtful accounts related to other accounts receivable	89	432	423
Total allowance for doubtful accounts	$892	$1,187	$1,228

	GSWC
	December 31,
(dollars in thousands)	2014	2013	2012
Balance at beginning of year	$1,114	$1,177	$1,005
Provision charged to expense	1,055	1,056	1,668
Accounts written off, net of recoveries	(1,277)	(1,119)	(1,496)
Balance at end of year	$892	$1,114	$1,177

Allowance for doubtful accounts related to accounts receivable-customer	$803	$755	$797
Allowance for doubtful accounts related to other accounts receivable	89	359	380
Total allowance for doubtful accounts	$892	$1,114	$1,177

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Taxes and Interest Paid:
Income taxes paid	$15,984	$10,880	$19,411	$16,500	$7,083	$11,027
Interest paid, net of capitalized interest	22,236	22,144	22,495	22,184	22,144	22,495

Non-Cash Transactions:
Accrued payables for investment in utility plant	$13,147	$19,515	$12,113	$13,141	$19,515	$12,113
Property installed by developers and conveyed	800	2,819	2,069	800	2,819	2,069

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American States Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Golden State Water Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2015

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President and Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

February 25, 2015

Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2014
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
Operating revenues	$101,945	$115,641	$138,327	$109,878	$465,791
Operating income	22,768	31,000	39,895	25,382	119,045
Net income	11,021	15,354	21,171	13,512	61,058
Basic earnings per share*	0.28	0.39	0.54	0.35	1.57
Diluted earnings per share *	0.28	0.39	0.54	0.35	1.57

	GSWC
	For The Year Ended December 31, 2014
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$81,213	$94,560	$105,314	$79,972	$361,059
Operating income	20,430	28,575	32,346	18,391	99,742
Net income	9,347	13,456	16,079	8,975	47,857

	AWR
	For The Year Ended December 31, 2013
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$110,552	$120,695	$130,914	$109,916	$472,077
Operating income	27,963	33,294	36,164	21,651	119,072
Net income	13,465	16,602	20,839	11,780	62,686
Basic earnings per share	0.34	0.43	0.54	0.30	1.61
Diluted earnings per share*	0.34	0.43	0.53	0.30	1.61

	GSWC
	For The Year Ended December 31, 2013
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$79,967	$92,466	$102,781	$83,326	$358,540
Operating income	23,596	28,958	32,284	17,505	102,343
Net income	10,705	13,814	16,613	7,510	48,642

* The sum of the quarterly 2014 basic earnings per share amounts and the 2013 and 2014 diluted earnings per share amounts do not agree to the yearly totals due to rounding.

(1) ASUS recorded approximately $1.6 million of additional revenues during the fourth quarter of 2014 in conjunction with the close-out of a large construction project.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2014.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers”; (iii) “Governance of the Company”; (iv) “Stock Ownership”; (v) “Nominating and Governance Committee”; (vi) “Audit and Finance Committee;” and (vii) “Obtaining Additional Information From Us” and is incorporated herein by reference pursuant to General Instruction G(3).

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

Securities Authorized for Issuance under Equity Compensation Plans
 AWR has made stock awards to its executive officers and managers under the 2000 Stock Incentive Plan and the 2008 Stock Incentive Plan.  It has also made stock awards to its non-employee directors under the 2003 Non-Employee Directors Stock Plan and the 2013 Non-Employee Directors Plan.  Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2014.  This table does not include any Common Shares that may be issued under our 401(k) plan.

Plan Category	(a)(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b)(1) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	222,580	$17.47	2,025,567
Equity compensation plans not approved by shareholders	—	—	—
Total	222,580	$17.47	2,025,567

(1) Amounts shown in columns (a) and (b) are only for options granted.  At December 31, 2014, there were 85,759 restricted stock units outstanding that had been granted to employees under the 2000 and 2008 employee plans, and 59,716 restricted stock units outstanding that had been granted to directors under the directors’ plans.  There was also a target amount totaling 75,827 performance awards in the form of restricted stock units granted to the officers of AWR and its subsidiaries under the 2008 employee plan.  Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against the performance goals. Each restricted stock unit was issued with dividend equivalent rights until the restricted stock unit vests or is terminated earlier pursuant to the terms of the grant.  Each performance award was issued with dividend equivalent rights with respect to the performance awards that will be determined by the Compensation Committee of the Board of Directors to have been earned as of the end of the performance period. We may not grant restricted stock units with respect to more than 1,000,000 of our Common Shares under the 2013 directors plan. No additional grants may be made under either the 2000 employee plan or the 2003 directors plan.

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

10.90
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on November 11, 2014 (2)

10.1	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009 (2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (2)

10.12
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 27, 2014

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

10.16	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006(File No. 1-14431) (2)

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 but before January 1, 2015 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 21, 2014 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009 (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009 (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011 (2)

10.25	Performance Award Agreement for Robert J. Sprowls, dated as of May 29, 2012, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 4, 2012 (2)

10.26	Form of Indemnification Agreement for directors incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the period ended December 31, 2012 (1)(2)

10.27	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.28	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.29	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.30	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.31	2013 Non-Employee Directors Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 22, 2014 (2)

10.32	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 2, 2014 (2)

10.33	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8- K filed April 2, 2014 (2)

10.34	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.35	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 25, 2015
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 25, 2015
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 25, 2015
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 25, 2015
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 25, 2015
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 25, 2015
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 25, 2015
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 25, 2015
Anne M. Holloway
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 25, 2015
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 25, 2015
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2014	2013
Assets

Cash and equivalents	$31,629	$107
Inter-company note receivables	1,445	21,113
Deferred tax assets	503	388
Income taxes receivable and other receivables	44	1,733
Total current assets	33,621	23,341

Investments in subsidiaries	478,677	468,568
Other assets	4,948	3,364
Total assets	$517,246	$495,273

Liabilities and Capitalization

Note payable to GSWC	$—	$500
Income taxes payable	9,902	1,851
Deferred taxes and other liabilities	154	84
Total current liabilities	10,056	2,435

Deferred taxes	100	146
Income taxes payable and other liabilities	289	288
Total other liabilities	389	434

Common shareholders’ equity	506,801	492,404
Total capitalization	506,801	492,404

Total liabilities and capitalization	$517,246	$495,273

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Operating revenues and other income	$81	$227	$64
Operating expenses and other expenses	48	8	120
Income (loss) before equity in earnings of subsidiaries and income taxes	33	219	(56)

Equity in earnings of subsidiaries	60,029	60,205	54,212

Income before income taxes	60,062	60,424	54,156

Income tax expense (benefit)	(996)	(2,262)	8

Net income	$61,058	$62,686	$54,148

Weighted Average Number of Common Shares Outstanding	38,658	38,639	37,998
Basic Earnings Per Common Share	$1.57	$1.61	$1.42

Weighted Average Number of Diluted Common Shares Outstanding	38,880	38,869	38,262
Fully Diluted Earnings per Common Share	$1.57	$1.61	$1.41

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities	$61,092	$32,645	$16,885

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	19,668	(6,100)	(4,720)
Net cash provided (used) in investing activities	19,668	(6,100)	(4,720)

Cash Flows From Financing Activities:
Repurchase of Common Shares	(17,180)	—	—
Proceeds from note payable to GSWC	8,300	18,236	—
Repayment of note payable to GSWC	(8,800)	(17,736)	—
Proceeds from stock option exercises	589	2,111	13,295
Net change in notes payable to banks	—	—	(2,000)
Dividends paid	(32,111)	(29,360)	(24,130)
Other	(36)	—	—
Net cash used in financing activities	(49,238)	(26,749)	(12,835)

Change in cash and equivalents	31,522	(204)	(670)
Cash and equivalents at beginning of period	107	311	981

Cash and equivalents at the end of period	$31,629	$107	$311

The accompanying condensed notes are an integral part of these condensed financial statements.

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

Related Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) has access to a $100.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to its subsidiaries, in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.

During 2013, AWR (parent) issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR (parent) may borrow from GSWC amounts up to $20.0 million for working capital purposes. As of December 31, 2014, no amounts were outstanding under this Note.

AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks

 AWR (parent) has access to a syndicated credit facility which was amended on May 23, 2013 to, among other things, extend the expiration date of the syndicated credit facility to May 23, 2018, reduce the amount of interest and fees paid by AWR, and update certain representations and covenants in the credit agreement.  AWR may, under the terms of the fourth amendment, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $11.2 million , with fees of 0.65% including: (i) a $6.7 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (ii) letters of credit , in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit , in an amount of $585,000 as security for the purchase of power; (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on AWR. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).

At December 31, 2014, there were no borrowings outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2014	2013	2012
Balance Outstanding at December 31,	$—	$—	$—
Interest Rate at December 31,	0.82%	0.82%	1.41%
Average Amount Outstanding	$6,181	$—	$885
Weighted Average Annual Interest Rate	0.81%	1.02%	1.49%
Maximum Amount Outstanding	$24,000	$—	$6,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2014, AWR was in compliance with these covenants with an interest coverage ratio of 7.52 times interest expense, a debt ratio of 0.40 to 1.00 and a debt rating of A+.

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

During the year ended December 31, 2013, AWR (parent) recorded a cumulative tax benefit of $1.5 million related to an employee benefit plan for deductions taken on recently filed tax returns and amounts taken, and to be taken, on amended income tax returns.

Note 4 — Dividend from Subsidiaries

Dividends in the amount of $52.0 million, $29.4 million and $16.9 million were paid to AWR (parent) by its wholly-owned subsidiaries during the years ended December 31, 2014, 2013 and 2012, respectively.