Form 10-Q
period 2015-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2015-05-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015
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
As of May 1, 2015, the number of Common Shares outstanding, of American States Water Company was 37,779,984 shares. As of May 1, 2015, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
Changes in GSWC long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by the customer or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases

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

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2014 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Property, Plant and Equipment
Regulated utility plant, at cost	$1,506,244	$1,492,880
Non-utility property, at cost	10,903	10,879
Total	1,517,147	1,503,759
Less - Accumulated depreciation	(509,584)	(500,239)
Net property, plant and equipment	1,007,563	1,003,520

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	17,505	17,536
Total other property and investments	18,621	18,652

Current Assets
Cash and cash equivalents	74,675	75,988
Accounts receivable — customers (less allowance for doubtful accounts of $717 in 2015 and $803 in 2014)	16,773	18,814
Unbilled receivable	16,925	21,422
Receivable from the U.S. government	7,944	6,709
Other accounts receivable (less allowance for doubtful accounts of $112 in 2015 and $89 in 2014)	3,307	4,843
Income taxes receivable	14,565	20,993
Materials and supplies, at average cost	3,904	3,588
Regulatory assets — current	12,918	12,379
Prepayments and other current assets	5,853	2,745
Costs and estimated earnings in excess of billings on uncompleted contracts	25,706	34,535
Deferred income taxes — current	6,827	7,435
Total current assets	189,397	209,451

Regulatory and Other Assets
Regulatory assets	123,265	118,829
Costs and estimated earnings in excess of billings on uncompleted contracts	12,141	12,228
Unbilled receivable	4,374	3,513
Other	12,059	12,105
Total regulatory and other assets	151,839	146,675

Total Assets	$1,367,420	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Capitalization
Common shares, no par value	$251,343	$253,199
Earnings reinvested in the business	246,022	253,602
Total common shareholders’ equity	497,365	506,801
Long-term debt	325,722	325,798
Total capitalization	823,087	832,599

Current Liabilities
Long-term debt — current	299	292
Accounts payable	36,952	41,855
Income taxes payable	799	638
Accrued other taxes	4,675	8,602
Accrued employee expenses	12,480	10,519
Accrued interest	6,292	3,549
Unrealized loss on purchased power contracts	6,176	3,339
Billings in excess of costs and estimated earnings on uncompleted contracts	11,350	11,736
Other	17,711	18,760
Total current liabilities	96,734	99,290

Other Credits
Advances for construction	68,298	68,328
Contributions in aid of construction - net	116,190	116,629
Deferred income taxes	191,358	191,209
Unamortized investment tax credits	1,677	1,699
Accrued pension and other postretirement benefits	63,339	61,773
Other	6,737	6,771
Total other credits	447,599	446,409

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,367,420	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Operating Revenues
Water	$71,504	$70,757
Electric	10,969	10,456
Contracted services	18,460	20,732
Total operating revenues	100,933	101,945

Operating Expenses
Water purchased	12,291	11,224
Power purchased for pumping	2,017	1,964
Groundwater production assessment	3,389	3,540
Power purchased for resale	2,499	2,699
Supply cost balancing accounts	1,813	818
Other operation	6,160	6,947
Administrative and general	19,527	20,184
Depreciation and amortization	10,548	10,530
Maintenance	3,477	3,489
Property and other taxes	4,276	4,325
ASUS construction	10,046	13,457
Total operating expenses	76,043	79,177

Operating Income	24,890	22,768

Other Income and Expenses
Interest expense	(5,228)	(5,627)
Interest income	112	112
Other, net	273	125
Total other income and expenses	(4,843)	(5,390)

Income from operations before income tax expense	20,047	17,378

Income tax expense	7,898	6,357

Net Income	$12,149	$11,021

Weighted Average Number of Common Shares Outstanding	38,205	38,747
Basic Earnings Per Common Share	$0.32	$0.28

Weighted Average Number of Diluted Shares	38,408	38,944
Fully Diluted Earnings Per Common Share	$0.32	$0.28

Dividends Paid Per Common Share	$0.2130	$0.2025

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$12,149	$11,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,771	10,802
Provision for doubtful accounts	112	326
Deferred income taxes and investment tax credits	1,255	(415)
Stock-based compensation expense	853	805
Other — net	339	165
Changes in assets and liabilities:
Accounts receivable — customers	1,958	3,628
Unbilled receivable	3,636	2,662
Other accounts receivable	1,507	2,735
Receivables from the U.S. government	(1,235)	(611)
Materials and supplies	(316)	239
Prepayments and other assets	(3,310)	(2,202)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,916	358
Regulatory assets	(4,612)	3,497
Accounts payable	(2,765)	(630)
Income taxes receivable/payable	6,589	5,644
Billings in excess of costs and estimated earnings on uncompleted contracts	(386)	(356)
Accrued pension and other post-retirement benefits	2,099	1,692
Other liabilities	935	1,572
Net cash provided	38,495	40,932

Cash Flows From Investing Activities:
Capital expenditures	(17,390)	(20,531)
Other investing activities	(71)	(116)
Net cash used	(17,461)	(20,647)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	292	201
Repurchase of Common Shares	(13,891)	—
Receipt of advances for and contributions in aid of construction	714	1,516
Refunds on advances for construction	(429)	(452)
Retirement or repayments of long-term debt	(69)	(76)
Proceeds from notes payable to banks	—	24,000
Dividends paid	(8,155)	(7,846)
Other	(809)	(918)
Net cash (used) provided	(22,347)	16,425
Net change in cash and cash equivalents	(1,313)	36,710
Cash and cash equivalents, beginning of period	75,988	38,226
Cash and cash equivalents, end of period	$74,675	$74,936

Non-cash transactions:
Accrued payables for investment in utility plant	$11,003	$12,952
Property installed by developers and conveyed	$289	$167

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Utility Plant
Utility plant, at cost	$1,506,244	$1,492,880
Less - Accumulated depreciation	(503,103)	(494,000)
Net utility plant	1,003,141	998,880

Other Property and Investments	15,367	15,395

Current Assets
Cash and cash equivalents	41,973	44,005
Accounts receivable-customers (less allowance for doubtful accounts of $717 in 2015 and $803 in 2014)	16,773	18,814
Unbilled receivable	16,637	17,733
Inter-company receivable	311	499
Other accounts receivable (less allowance for doubtful accounts of $112 in 2015 and $89 in 2014)	2,777	3,795
Income taxes receivable from Parent	23,682	29,580
Materials and supplies, at average cost	3,224	2,791
Regulatory assets — current	12,918	12,379
Prepayments and other current assets	4,864	2,507
Deferred income taxes — current	5,876	6,500
Total current assets	129,035	138,603

Regulatory and Other Assets
Regulatory assets	123,265	118,829
Other	10,637	10,667
Total regulatory and other assets	133,902	129,496

Total Assets	$1,281,445	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2015	December 31, 2014
Capitalization
Common shares, no par value	$235,714	$235,607
Earnings reinvested in the business	196,923	199,583
Total common shareholder’s equity	432,637	435,190
Long-term debt	325,722	325,798
Total capitalization	758,359	760,988

Current Liabilities
Long-term debt — current	299	292
Accounts payable	28,025	29,619
Accrued other taxes	4,482	8,442
Accrued employee expenses	11,210	9,591
Accrued interest	6,336	3,593
Unrealized loss on purchased power contracts	6,176	3,339
Other	17,420	18,659
Total current liabilities	73,948	73,535

Other Credits
Advances for construction	68,298	68,328
Contributions in aid of construction — net	116,190	116,629
Deferred income taxes	193,026	192,787
Unamortized investment tax credits	1,677	1,699
Accrued pension and other postretirement benefits	63,339	61,773
Other	6,608	6,635
Total other credits	449,138	447,851

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,281,445	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating Revenues
Water	$71,504	$70,757
Electric	10,969	10,456
Total operating revenues	82,473	81,213

Operating Expenses
Water purchased	12,291	11,224
Power purchased for pumping	2,017	1,964
Groundwater production assessment	3,389	3,540
Power purchased for resale	2,499	2,699
Supply cost balancing accounts	1,813	818
Other operation	5,458	6,356
Administrative and general	15,557	16,985
Depreciation and amortization	10,241	10,240
Maintenance	2,817	3,061
Property and other taxes	3,918	3,896
Total operating expenses	60,000	60,783

Operating Income	22,473	20,430

Other Income and Expenses
Interest expense	(5,218)	(5,611)
Interest income	104	109
Other, net	273	124
Total other income and expenses	(4,841)	(5,378)

Income from operations before income tax expense	17,632	15,052

Income tax expense	7,247	5,705

Net Income	$10,385	$9,347

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$10,385	$9,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,464	10,512
Provision for doubtful accounts	112	326
Deferred income taxes and investment tax credits	1,361	(361)
Stock-based compensation expense	627	564
Other — net	329	150
Changes in assets and liabilities:
Accounts receivable — customers	1,958	3,628
Unbilled receivable	1,096	2,514
Other accounts receivable	989	2,061
Materials and supplies	(433)	(369)
Prepayments and other assets	(2,558)	(1,555)
Regulatory assets	(4,612)	3,497
Accounts payable	558	(370)
Inter-company receivable/payable	188	187
Income taxes receivable/payable from/to Parent	5,898	5,004
Accrued pension and other post-retirement benefits	2,099	1,692
Other liabilities	377	1,040
Net cash provided	28,838	37,867

Cash Flows From Investing Activities:
Capital expenditures	(17,318)	(19,796)
Note receivable from AWR parent	—	(8,300)
Receipt of payment of note receivable from AWR parent	—	8,800
Other investing activities	(79)	(116)
Net cash used	(17,397)	(19,412)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	714	1,516
Refunds on advances for construction	(429)	(452)
Retirement or repayments of long-term debt	(69)	(76)
Dividends paid	(13,000)	(13,000)
Other	(689)	(751)
Net cash used	(13,473)	(12,763)

Net change in cash and cash equivalents	(2,032)	5,692
Cash and cash equivalents, beginning of period	44,005	37,875
Cash and cash equivalents, end of period	$41,973	$43,567

Non-cash transactions:
Accrued payables for investment in utility plant	$10,989	$12,952
Property installed by developers and conveyed	$289	$167

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 258,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 electric customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three months ended March 31, 2015 and 2014. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, in matters including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

Basis of Presentation: The consolidated financial statements and notes thereto are being presented in a combined report being filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts in the consolidated and GSWC Statements of Cash Flow have been reclassified to conform to the 2015 presentation of "Regulatory assets" as a separate line item. There were also reclassifications of certain prior period amounts in the consolidated Statements of Cash Flow to conform to the 2015 presentation of certain changes as "Unbilled receivable" rather than as "Receivables from the U.S. government."

The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP"). The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2014 filed with the SEC.

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agreed to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of March 31, 2015, AWR had no amounts outstanding to GSWC under this Note.

GSWC and ASUS provide and receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the three months ended March 31, 2015 and 2014, GSWC allocated to ASUS approximately $707,000 and $696,000, respectively, of corporate office administrative and general costs. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in GSWC's inter-company receivables as of March 31, 2015 and December 31, 2014.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $871,000 and $845,000 for the three months ended March 31, 2015 and 2014, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $32,000 and $149,000 during the three months ended March 31, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements: In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2014-05, Service Concession Arrangements, which specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with Topic 840, Leases. The update also specifies that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. The updated guidance is effective for reporting periods beginning after December 15, 2014. The adoption of the guidance did not, and is not expected to, have a material impact on the Company's consolidated results of operations or consolidated balance sheet.

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. This guidance is effective January 1, 2016. As of March 31, 2015, Registrant had $5.1 million in debt issuance costs reflected under "Other Noncurrent Assets."

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2015, Registrant had approximately $68.6 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $40.2 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $6.2 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC's purchase power contracts over the term of the contracts, and $17.1 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation. Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next 12-months have been classified as current assets and current liabilities by rate-making area. As of March 31, 2015, GSWC has a total of $131.9 million in net regulatory assets, of which $4.3 million of regulatory liabilities have been included in “Other Current Liabilities”. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$17,948	$9,369
Base Revenue Requirement Adjustment Mechanism	6,452	7,761
Costs deferred for future recovery on Aerojet case	13,457	13,629
Pensions and other post-retirement obligations (Note 7)	42,884	43,426
Derivative unrealized loss (Note 4)	6,176	3,339
Flow-through taxes, net (Note 6)	17,092	17,612
Low income rate assistance balancing accounts	9,215	9,109
General rate case memorandum accounts	4,651	4,731
Other regulatory assets	14,686	17,487
Various refunds to customers	(640)	(759)
Total	$131,921	$125,704

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2014 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2014.

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  GSWC has implemented surcharges to recover all of its WRAM, net of the MCBA balances, as of December 31, 2014.  The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and is interest bearing at the current 90-day commercial paper rate.  Based on CPUC guidelines, recovery periods relating to the majority of GSWC’s WRAM/MCBA balances range between 18 and 24 months.  For the three months ended March 31, 2015 and 2014, surcharges (net of surcredits) of approximately $600,000 and $1.8 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM, net of MCBA accounts.  During the three months ended March 31, 2015 and 2014, GSWC recorded under-collections of $8.0 million and $3.6 million, respectively, in the WRAM, net of the MCBA accounts. As of March 31, 2015, GSWC has a net aggregated regulatory asset of $17.9 million which is comprised of a $13.7 million under-collection in the WRAM accounts and $4.2 million under-collection in the MCBA accounts.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which adjusts certain revenues to adopted levels.  In November 2014, the CPUC issued a final decision on BVES' general rate case, setting rates and adopted revenues for years 2013 through 2016. In March 2015, surcharges were implemented to collect the 2014 BRRAM under-collection of $3.1 million over 24 months. As of March 31, 2015, GSWC had a regulatory asset of $6.5 million under-collection in the BRRAM.

Other Regulatory Matters:

Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC's three main geographic water regions. As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of ten years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covers almost a 20-year period from January 1, 1994 through September 30, 2013.
In December 2014, the accounting firm engaged by the CPUC to conduct the first audit provided its draft report to GSWC for comments. The report asserted that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for specific instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report included, among other things, instances of inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications.
In February 2015, management provided to the auditors its responses to the draft report and each of the findings noted by the auditors. GSWC informed the auditors of certain inaccuracies in their report, asserted that GSWC complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period. In March 2015, the accounting firm issued its final report to the CPUC. The final report includes GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. Based upon discussions with the CPUC's Division of Water and Audits ("DWA"), DWA does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. However, the CPUC's Office of Ratepayer Advocates ("ORA") has requested that the CPUC convene a separate phase of GSWC's current general rate case to consider the findings and recommendations in the final report. ORA may separately pursue disallowances and/or penalties from GSWC in that pending rate case proceeding. At this time management cannot predict the final outcome of this first audit and cannot determine a possible loss or range of loss, if any, associated with any disallowances and/or penalties that may be pursued against GSWC.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR's 2000 and 2008 employee plans and the 2003 and 2013 directors plan.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Net income	$12,149	$11,021
Less: (a) Distributed earnings to common shareholders	8,138	7,846
Distributed earnings to participating securities	45	43
Undistributed earnings	3,966	3,132

(b) Undistributed earnings allocated to common shareholders	3,945	3,114
Undistributed earnings allocated to participating securities	21	18

Total income available to common shareholders, basic (a)+(b)	$12,083	$10,960

Weighted average Common Shares outstanding, basic	38,205	38,747

Basic earnings per Common Share	$0.32	$0.28

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 employee plans, and the 2003 and 2013 directors plans, and net income. At March 31, 2015 and 2014, there were 198,764 and 247,064 options outstanding, respectively, under these Plans. At March 31, 2015 and 2014, there were also 226,319 and 237,174 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Common shareholders earnings, basic	$12,083	$10,960
Undistributed earnings for dilutive stock-based awards	21	18
Total common shareholders earnings, diluted	$12,104	$10,978

Weighted average common shares outstanding, basic	38,205	38,747
Stock-based compensation (1)	203	197
Weighted average common shares outstanding, diluted	38,408	38,944

Diluted earnings per Common Share	$0.32	$0.28

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 198,764 and 247,064 stock options at March 31, 2015 and 2014, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 226,319 and 237,174 restricted stock units at March 31, 2015 and 2014, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2015 and 2014.

No stock options outstanding at March 31, 2015 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2015. There were no stock options outstanding at March 31, 2015 or 2014 that were anti-dilutive.

During the three months ended March 31, 2015 and 2014, AWR issued 47,422 and 57,249 common shares, for approximately $292,000 and $201,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 356,769 Common Shares on the open market during the three months ended March 31, 2015. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions.

During the three months ended March 31, 2015 and 2014, AWR paid quarterly dividends of approximately $8.2 million, or $0.213 per share, and $7.8 million, or $0.2025 per share, respectively.

Note 4 — Derivative Instruments:

Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. GSWC’s electric division, BVES, purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts are generally subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.  In December 2014, the CPUC approved an application that allowed GSWC to immediately execute new long-term purchased power contracts with energy providers on December 9, 2014. GSWC began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The new long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC approval in December 2014 also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of March 31, 2015, there was a $6.2 million unrealized loss in the memorandum account for the new purchased power contracts as a result of the recent drop in energy prices. There were no derivatives as of March 31, 2014.  The notional volume of derivatives remaining under these long-term contracts as of March 31, 2015 was approximately 554,000 megawatt hours.
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

To value the contract, Registrant applies the Black-76 model, utilizing various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Fair value at beginning of the period	$(3,339)	$—
Unrealized loss on purchased power contracts	(2,837)	—
Fair value at end of the period	$(6,176)	$—

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $8.9 million as of March 31, 2015. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2015 and December 31, 2014 have been determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2015 valuation increased as compared to December 31, 2014, decreasing the fair value of long-term debt as of March 31, 2015. Changes in the assumptions will produce differing results.

	March 31, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$326,021	$382,941	$326,090	$417,057

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 41.1% and 37.9% for the three months ended March 31, 2015 and 2014, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items. The ETR at the AWR consolidated level also fluctuates as a result of ASUS's state income taxes, which vary among the jurisdictions in which it operates, and certain permanent differences.
 Changes in Tax Law:
During the fourth quarter of 2014, the Company reflected a change in its tax method of accounting for certain repair and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013.  In connection with filing the 2014 tax returns on or before September 15, 2015, the Company will file an application for an automatic change in tax accounting method with the Internal Revenue Service ("IRS") for the 2014 tax year to implement the new method effective January 1, 2014. The tax accounting method change will also include a cumulative adjustment for 2013 and prior years, and will permit the expensing of certain utility asset replacement costs that were previously being capitalized and depreciated for book and tax purposes. As a result of the change, the Company will deduct a significant amount of asset costs, which consist primarily of water mains and connections.

During the fourth quarter of 2014, GSWC recorded a cumulative adjustment for 2013 and prior years as well as the 2014 estimated deduction, and recognized a total deferred income tax liability of $30.8 million for federal and state repair-and-maintenance deductions as of December 31, 2014. Although this change reduces AWR’s current taxes payable, it did not reduce total income tax expense or ETR.

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three months ended March 31, 2015 and 2014 are as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$1,686	$1,487	$95	$99	$204	$192
Interest cost	1,939	1,915	114	130	163	154
Expected return on plan assets	(2,446)	(2,215)	(123)	(113)	—	—
Amortization of transition	—	—	—	104	—	—
Amortization of prior service cost (benefit)	30	30	(50)	(50)	29	40
Amortization of actuarial (gain) loss	469	7	(53)	(66)	108	35
Net periodic pension cost under accounting standards	1,678	1,224	(17)	104	504	421
Regulatory adjustment — deferred	11	300	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,689	$1,524	$(17)	$104	$504	$421
In April 2015, Registrant contributed $919,000 to the pension plan. In total, Registrant expects to contribute $6.7 million to the pension plan during 2015.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2015, GSWC has a total $2.7 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

Note 8 — Contingencies:

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
Claremont System:
On November 4, 2014, voters in the City of Claremont ("Claremont" or "the City") approved a measure authorizing the issuance of $135 million in water revenue bonds by the City to finance the acquisition of the Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC. GSWC has the ability to legally challenge the government's right to take its property. GSWC does not believe the seizure is necessary and intends to vigorously defend against the potential condemnation. In January 2015, GSWC filed a motion on the grounds that Claremont failed to follow proper procedures when it filed its eminent domain lawsuit, among other things. On April 30, 2015, the Los Angeles Superior Court granted GSWC's motion. The City has the right to file an amended complaint. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $47.4 million. GSWC serves approximately 11,000 customers in Claremont.

Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Community Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. GSWC filed a petition in the Superior Court and eventually the Court of Appeals in Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. On April 14, 2015, the California Court of Appeals affirmed a prior court's ruling allowing the use of Mello-Roos funding. On April 29, 2015, GSWC file a petition for rehearing at the Appellate Court level in Ojai. Ojai FLOW ("Friends of Locally Owned Water") members were also granted class status by the Superior Court to later file action against GSWC should they be able to prove GSWC’s motions delayed condemnation action and resulted in higher costs for Ojai residents should the system be ultimately taken. GSWC serves approximately 3,000 customers in Ojai.

Apple Valley System:
The Town of Apple Valley has indicated they plan to commence a condemnation action against Park Water Company who serves most of the Town, but has not made a similar indication against GSWC. GSWC serves approximately 2,900 customers in the Town of Apple Valley.

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
  As of March 31, 2015, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.6 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2015, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than cash and its investments in its subsidiaries.

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

	As Of And For The Three Months Ended March 31, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$71,504	$10,969	$18,460	$—	$100,933
Operating income (loss)	19,741	2,732	2,420	(3)	24,890
Interest expense, net	4,801	313	8	(6)	5,116
Utility plant	958,270	44,871	4,422	—	1,007,563
Depreciation and amortization expense (1)	9,941	300	307	—	10,548
Income tax expense (benefit)	6,144	1,103	871	(220)	7,898
Capital additions	16,244	1,074	72	—	17,390

	As Of And For The Three Months Ended March 31, 2014
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$70,757	$10,456	$20,732	$—	$101,945
Operating income (loss)	18,395	2,035	2,384	(46)	22,768
Interest expense, net	5,168	334	67	(54)	5,515
Utility plant	938,744	40,553	4,632	—	983,929
Depreciation and amortization expense (1)	9,563	677	290	—	10,530
Income tax expense (benefit)	4,958	747	823	(171)	6,357
Capital additions	19,324	472	735	—	20,531

(1)         Depreciation expense computed on GSWC’s transportation equipment of $223,000 and $272,000 for the three months ended March 31, 2015 and 2014, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	March 31,
	2015	2014
Total utility plant	$1,007,563	$983,929
Other assets	359,857	349,842
Total consolidated assets	$1,367,420	$1,333,771

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

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by the customer and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from and the redetermination and equitable adjustment of prices under contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price construction contracts and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases and for additional construction work at existing bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

Summary of First Quarter Results by Segment

The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2015	3/31/2014	CHANGE
Water	$0.24	$0.22	$0.02
Electric	0.03	0.02	0.01
Contracted services	0.04	0.04	—
AWR (parent)	0.01	—	0.01
Consolidated diluted earnings per share, as reported	$0.32	$0.28	$0.04

For the three months ended March 31, 2015, diluted earnings from the water segment increased by $0.02 to $0.24 per share as compared to the same period in 2014 due primarily to lower expenses. Excluding supply costs and surcharges which have no impact on operating income, there were decreases in certain expenses of $0.03 per share primarily due to a decrease in: (i) other operation expenses resulting from lower water treatment costs, materials and supplies costs, and bad debt expense; (ii) administrative and general expenses due to a reduction in legal expenses, and (iii) interest expense. These decreases in expenses were partially offset by a higher effective income tax rate ("ETR") for the water segment during the first quarter of 2015 as compared to the same period in 2014, decreasing earnings by $0.01 per share. The increase in the ETR was due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.
For the three months ended March 31, 2015, diluted earnings from the electric segment increased by $0.01 to $0.03 per share as compared to the same period in 2014 due primarily to an increase in the electric gross margin and an overall decrease in operating expenses. The electric gross margin increased due, in large part, to a change in the monthly allocation of the annual base revenue requirement as stipulated in the CPUC's November 2014 final decision on BVES's general rate case. Differences in the 2015 versus 2014 monthly revenue spread will reverse during the year. Depreciation expense decreased due to lower depreciation composite rates approved by the CPUC in the electric general rate case in November 2014; however, most of this decrease was also reflected in a lower revenue requirement resulting in no impact on operating income. There was also a decrease in legal and maintenance expenses.

Diluted earnings from contracted services were $0.04 per share during the first quarter of 2015 and 2014. Overall increases in operating expenses were mostly offset by favorable changes in cost estimates for certain capital work in progress. These projects and cost estimates are continuously evaluated and revised accordingly. Revenues for these projects are recognized based on the percentage-of-completion method of accounting.

Diluted earnings from AWR (parent) increased by $0.01 per share during the first quarter of 2015 as compared to the same period in 2014 due primarily to lower state income taxes.

Consolidated Results of Operations — Three Months Ended March 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$71,504	$70,757	$747	1.1%
Electric	10,969	10,456	513	4.9%
Contracted services	18,460	20,732	(2,272)	(11.0)%
Total operating revenues	100,933	101,945	(1,012)	(1.0)%

OPERATING EXPENSES
Water purchased	12,291	11,224	1,067	9.5%
Power purchased for pumping	2,017	1,964	53	2.7%
Groundwater production assessment	3,389	3,540	(151)	(4.3)%
Power purchased for resale	2,499	2,699	(200)	(7.4)%
Supply cost balancing accounts	1,813	818	995	121.6%
Other operation	6,160	6,947	(787)	(11.3)%
Administrative and general	19,527	20,184	(657)	(3.3)%
Depreciation and amortization	10,548	10,530	18	0.2%
Maintenance	3,477	3,489	(12)	(0.3)%
Property and other taxes	4,276	4,325	(49)	(1.1)%
ASUS construction	10,046	13,457	(3,411)	(25.3)%
Total operating expenses	76,043	79,177	(3,134)	(4.0)%

OPERATING INCOME	24,890	22,768	2,122	9.3%

OTHER INCOME AND EXPENSES
Interest expense	(5,228)	(5,627)	399	(7.1)%
Interest income	112	112	—	—%
Other, net	273	125	148	118.4%
	(4,843)	(5,390)	547	(10.1)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	20,047	17,378	2,669	15.4%
Income tax expense	7,898	6,357	1,541	24.2%

NET INCOME	$12,149	$11,021	$1,128	10.2%

Basic earnings per Common Share	$0.32	$0.28	$0.04	14.3%

Fully diluted earnings per Common Share	$0.32	$0.28	$0.04	14.3%

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

Water

For the three months ended March 31, 2015, revenues from water operations increased $747,000 to $71.5 million as compared to the same period in 2014. The increase in water revenues is primarily due to third-year rate increases, effective January 1, 2015 for certain rate-making areas, and increases generated from advice letter filings approved by the CPUC. These increases were partially offset by an $880,000 decrease in surcharges during the three months ended March 31, 2015 to recover previously incurred costs approved by the CPUC. The decrease in revenues from these surcharges is offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the first quarter of 2015 decreased by approximately 13% as compared to the same period in 2014 due to conservation efforts. A change in consumption does not have a significant impact on revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric

For the three months ended March 31, 2015, revenues from electric operations were $11.0 million as compared to $10.5 million for the same period in 2014.  The increase in revenue is primarily due to a change in the monthly allocation of the annual base revenue requirement as stipulated in the CPUC's November 2014 final decision on BVES's GRC. Differences in the 2015 versus 2014 monthly revenue spread will reverse during the year.

Billed electric usage increased by approximately 11% during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The winter experienced in California during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2015, revenues from contracted services were $18.5 million as compared to $20.7 million for the same period in 2014. This decrease was due to a reduction in initial capital upgrade ("ICU") work, primarily at Fort Bragg (ONUS), coupled with lower levels of new capital upgrade ("NCU") work, primarily at the military bases in Virginia (ODUS) and Fort Bliss (FBWS). These decreases were partially offset by higher renewal and replacement ("R&R") capital work, primarily at Fort Bliss and Fort Jackson. R&R construction activity will continue to vary from year-to-year over the remaining term of the 50-year contracts with the U.S. government. In addition, there was an increase in revenues during the three months ended March 31, 2015 compared to the same period in 2014 resulting from favorable changes in cost estimates for certain capital work in progress. These projects and cost estimates are continuously evaluated and revised accordingly. Revenues for these projects are recognized based on the percentage-of-completion method of accounting.

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

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.9% and 25.6% of total operating expenses for the three months ended March 31, 2015 and 2014, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2015 and 2014 (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$71,504	$70,757	$747	1.1%
WATER SUPPLY COSTS:
Water purchased (1)	$12,291	$11,224	$1,067	9.5%
Power purchased for pumping (1)	2,017	1,964	53	2.7%
Groundwater production assessment (1)	3,389	3,540	(151)	(4.3)%
Water supply cost balancing accounts (1)	(488)	(871)	383	(44.0)%
TOTAL WATER SUPPLY COSTS	$17,209	$15,857	$1,352	8.5%
WATER GROSS MARGIN (2)	$54,295	$54,900	$(605)	(1.1)%
PERCENT MARGIN - WATER	75.9%	77.6%

ELECTRIC OPERATING REVENUES (1)	$10,969	$10,456	$513	4.9%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,499	$2,699	$(200)	(7.4)%
Electric supply cost balancing accounts (1)	2,301	1,689	612	36.2%
TOTAL ELECTRIC SUPPLY COSTS	$4,800	$4,388	$412	9.4%
ELECTRIC GROSS MARGIN (2)	$6,169	$6,068	$101	1.7%
PERCENT MARGIN - ELECTRIC	56.2%	58.0%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $1,813,000 and $818,000 for the three months ended March 31, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

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
 The overall actual percentages of purchased water for the three months ended March 31, 2015 and 2014 were 34% and 33%, respectively, as compared to the adopted percentages of approximately 32% for both periods. The overall water gross margin percent was 75.9% in the first quarter of 2015 as compared to 77.6% for the same period of 2014. The decrease in the overall water gross margin as a percentage of total water revenue was primarily due to CPUC-approved increases in rates to specifically cover increases in supply costs experienced in certain rate-making areas. This $1.4 million increase in revenues is offset by a corresponding $1.4 million increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also an $880,000 decrease in surcharge revenues as compared to the first quarter of 2014, with a corresponding decrease in operating expenses, resulting in no impact to pretax operating income.
 Purchased water costs for the three months ended March 31, 2015 increased to $12.3 million as compared to $11.2 million for the same period in 2014 primarily due to an increase in wholesale water costs as compared to the three months ended March 31, 2014, partially offset by a lower volume of water purchased due to lower water consumption.
 For the three months ended March 31, 2015 and 2014, the cost of power purchased for pumping was approximately $2.0 million. Groundwater production assessments decreased $151,000 due to a decrease in well production resulting from lower customer water usage compared to the three months ended March 31, 2014.
The water supply cost balancing account increased $383,000 during the three months ended March 31, 2015 as compared to the same period in 2014 due to an increase in rates specifically to cover increases in supply cost for certain rate-making areas. This increase in revenues is offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin. There was also an increase due to lower customer water usage during the three months ended March 31, 2015 as compared to the same period in 2014. These increases in the water supply cost balancing account were partially offset by increases in water vendor rates as compared to the first quarter of 2014.
For the three months ended March 31, 2015, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $2.5 million, as compared to $2.7 million for the three months ended March 31, 2014, due to a decrease in the average price per megawatt-hour (“MWh”). The average price per MWh decreased from $50.62 per MWh for the three months ended March 31, 2014 to $42.37 for the same period in 2015.  The electric supply cost balancing account included in total supply costs increased by $612,000 due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2015 and 2014, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$4,792	$5,692	$(900)	(15.8)%
Electric Services	666	664	2	0.3%
Contracted Services	702	591	111	18.8%
Total other operation	$6,160	$6,947	$(787)	(11.3)%
     For the three months ended March 31, 2015, other operation expenses for water services decreased by $900,000. There was a $126,000 reduction in billed surcharges, which reduced other operation expenses by a corresponding amount of $126,000. Excluding this decrease in surcharges, which have no impact on earnings, other operation expenses for water services decreased by approximately $774,000 due to a decrease in water treatment costs, materials and supplies costs and bad debt expense.
For the three months ended March 31, 2015, other operation expenses for contracted services increased by $111,000 due primarily to an increase in labor costs resulting from an increase in operation-related activities associated with back flow preventers, valves, hydrants, mains and general operations.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$13,539	$14,752	$(1,213)	(8.2)%
Electric Services	2,018	2,233	(215)	(9.6)%
Contracted Services	3,967	3,153	814	25.8%
AWR (parent)	3	46	(43)	(93.5)%
Total administrative and general	$19,527	$20,184	$(657)	(3.3)%

For the three months ended March 31, 2015, administrative and general expenses for water services was $13.5 million as compared to $14.8 million for the same period in 2014. There was a $754,000 reduction in billed surcharges related to pension and outside services costs, which reduced administrative and general expenses by a corresponding $754,000. Excluding this decrease in surcharges, which have no impact on earnings, administrative and general expenses for water services decreased by approximately $459,000 due primarily to a decrease in legal expenses as compared to the same period in 2014. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

For the three months ended March 31, 2015, administrative and general expenses for electric services decreased by $215,000 as compared to the three months ended March 31, 2014. There was a $135,000 reduction in billed surcharges, which reduced administrative and general expense by a corresponding amount of $135,000. Excluding this decrease in surcharges, which have no impact on earnings, administrative and general expenses for electric services decreased by $80,000 due to a decrease in legal expenses as compared to the same period in 2014.

For the three months ended March 31, 2015, administrative and general expenses for contracted services increased by $814,000 as compared to the three months ended March 31, 2014 due to an increase in legal and outside services and general liability insurance costs as compared to the same period in 2014.

Depreciation and Amortization

For the three months ended March 31, 2015 and 2014, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$9,941	$9,563	$378	4.0%
Electric Services	300	677	(377)	(55.7)%
Contracted Services	307	290	17	5.9%
Total depreciation and amortization	$10,548	$10,530	$18	0.2%

For the three months ended March 31, 2015, depreciation and amortization expense for water services increased by $378,000 to $9.9 million compared to $9.6 million for the three months ended March 31, 2014 due primarily to additions to utility plant during 2014.

For the three months ended March 31, 2015, depreciation and amortization expense for electric services decreased overall by $377,000 compared to the three months ended March 31, 2014 due primarily to lower depreciation composite rates approved by the CPUC in the electric general rate case in November 2014.

Maintenance

For the three months ended March 31, 2015 and 2014, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$2,647	$2,854	$(207)	(7.3)%
Electric Services	170	207	(37)	(17.9)%
Contracted Services	660	428	232	54.2%
Total maintenance	$3,477	$3,489	$(12)	(0.3)%

Maintenance expense for water services decreased by $207,000 due to a higher level of unplanned maintenance performed in 2014. However, planned maintenance expense for water services is expected to be higher in 2015 than in 2014.

Maintenance expense for contracted services increased $232,000 due to an increase in labor costs resulting from an increase in maintenance-related activities, such as hydrants, mains, service lines and lift stations, and an increase in outside services costs, including company vehicle maintenance, at various military bases during the three months ended March 31, 2015 as compared to the same period in 2014.

Property and Other Taxes

For the three months ended March 31, 2015 and 2014, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$3,635	$3,645	$(10)	(0.3)%
Electric Services	283	251	32	12.7%
Contracted Services	358	429	(71)	(16.6)%
Total property and other taxes	$4,276	$4,325	$(49)	(1.1)%

Property and other taxes for contracted services decreased by $71,000 during the three months ended March 31, 2015 due primarily to a decrease in gross receipts taxes resulting from the elimination of the gross receipt tax in North Carolina effective July 1, 2014.

ASUS Construction

For the three months ended March 31, 2015, construction expenses for contracted services were $10.0 million, decreasing $3.4 million compared to the same period in 2014 due primarily to decreases in ICU construction activity at Fort Bragg and NCU construction activity primarily at the military bases in Virginia, and Fort Bliss. These decreases were partially offset by higher renewal and replacement ("R&R") capital work, primarily at Fort Bliss and Fort Jackson.

Interest Expense

For the three months ended March 31, 2015 and 2014, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$4,903	$5,274	$(371)	(7.0)%
Electric Services	315	337	(22)	(6.5)%
Contracted Services	10	69	(59)	(85.5)%
AWR (parent)	—	(53)	53	(100.0)%
Total interest expense	$5,228	$5,627	$(399)	(7.1)%

For the three months ended March 31, 2015, interest expense decreased $399,000 due largely to an increase in capitalized interest at the water segment resulting from the approval of additional allowance for funds used during construction ("AFUDC") from advice letter filings approved by the CPUC during the first quarter of 2015. In addition, GSWC replaced $15.0 million of certain long-term notes during the fourth quarter of 2014 with lower interest bearing notes, resulting in a lower interest rate during the three months ended March 31, 2015 as compared to the same period of 2014.

Interest Income

For the three months ended March 31, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$102	$106	$(4)	(3.8)%
Electric Services	2	3	(1)	(33.3)%
Contracted Services	2	2	—	—%
AWR (parent)	6	1	5	500.0%
Total interest income	$112	$112	$—	—%

Other, net

For the three months ended March 31, 2015, other income increased by approximately $148,000 due primarily to an increase in AFUDC from advice letter filings approved by the CPUC.

Income Tax Expense

For the three months ended March 31, 2015 and 2014, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ CHANGE	% CHANGE
Water Services	$6,144	$4,958	$1,186	23.9%
Electric Services	1,103	747	356	47.7%
Contracted Services	871	823	48	5.8%
AWR (parent)	(220)	(171)	(49)	28.7%
Total income tax expense	$7,898	$6,357	$1,541	24.2%

Consolidated income tax expense for the three months ended March 31, 2015 increased by $1.5 million due to an increase in pretax operating income and a higher effective income tax rate ("ETR"). AWR's consolidated ETR was 39.4% for the three months ended March 31, 2015 as compared to 36.6% for the three months ended March 31, 2014. The consolidated ETR increased as a result of changes in the ETR at GSWC and ASUS discussed below.

For the three months ended March 31, 2015, income tax expense for water and electric services increased to $7.2 million compared to $5.7 million for the three months ended March 31, 2014 due to an increase in pretax income and a higher ETR.  The ETR for GSWC was 41.1% for the three months ended March 31, 2015 as compared to 37.9% applicable to the three months ended March 31, 2014. The ETR deviates from the federal statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items) and changes in permanent items.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

For the three months ended March 31, 2015, income tax expense for contracted services increased to $871,000 as compared to $823,000 for the three months ended March 31, 2014 due to an increase in pretax income and a higher ETR. The ETR was 36.1% and 35.5% for the three months ended March 31, 2015 and 2014, respectively. The ETR at ASUS will fluctuate as a result of state income taxes, which vary among the jurisdictions in which it operates, and certain permanent differences.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to Registrant’s critical accounting policies.

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

AWR funds its operating expenses and pays dividends on its outstanding common shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $196.9 million was available on March 31, 2015 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of March 31, 2015, there were no outstanding borrowings under this facility and $11.2 million of letters of credit outstanding.  As of March 31, 2015, AWR had $88.8 million available to borrow under the credit facility.

In July 2014, Standard & Poor’s Ratings Services (“S&P”) revised its rating outlook on AWR and GSWC from stable to positive. S&P also affirmed the ‘A+’ corporate credit rating on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2014, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and “A+ positive” credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the three months ended March 31, 2015, GSWC incurred $14.8 million in company-funded capital expenditures. During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million.

AWR filed a Registration Statement in August 2012 with the Securities and Exchange Commission ("SEC") for the sale from time to time of debt and equity securities. As of March 31, 2015, $115.0 million was available for issuance under this Registration Statement. The Registration Statement expires in August 2015.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On April 28, 2015, AWR's Board of Directors approved a second quarter dividend of $0.213 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on June 1, 2015 to shareholders of record at the close of business on May 15, 2015.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares from time to time through June 30, 2016. The repurchase program is intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of appropriate equity ratios for GSWC and ASUS. The current ratio of 60% equity and 40% debt as of March 31, 2015 is partly the result of the sale in 2011 of AWR's Arizona subsidiary, Chaparral City Water Company, which generated approximately $30 million in cash proceeds. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use, and required cash contributions to pension and post-retirement plans.  In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities of Registrant was $38.5 million for the three months ended March 31, 2015 as compared to $40.9 million for the same period in 2014.  The decrease in operating cash flow was primarily due to the expiration of various surcharges implemented in mid-2013 for recovery of various previously incurred costs, as well as a decrease in customer consumption. A decrease in customer usage lowers customer billings and increases the WRAM regulatory assets. These decreases in cash were partially offset by an increase in cash generated by contracted services due to the billing of and cash receipts for construction work at military bases during the three months ended March 31, 2015. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $17.5 million for the three months ended March 31, 2015 as compared to $20.6 million for the same period in 2014.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash used in financing activities was $22.3 million for the three months ended March 31, 2015 as compared to $16.4 million cash provided for the same period in 2014. This increase in cash used was primarily due to the repurchase of approximately $13.9 million in AWR Common Shares as part of the stock repurchase program during the three months ended March 31, 2015. Additionally, there was an increase in short-term borrowings from Registrant's revolving credit facility to fund operations in the contracted services business during the three months ended March 31, 2014, with no similar borrowings occurring during the three months ended March 31, 2015. AWR also paid higher dividends during the first quarter of 2015 as compared to the same period in 2014.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $28.8 million for the three months ended March 31, 2015 as compared to $37.9 million for the same period in 2014.  The decrease in operating cash flow was primarily due to the expiration of various surcharges which were implemented in mid 2013 for recovery of various previously incurred costs, as well as a decrease in customer consumption. A decrease in customer usage lowers customer billings and increases the WRAM regulatory assets. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $17.4 million for the three months ended March 31, 2015 as compared to $19.4 million for the same period in 2014. Cash used for capital expenditures for the three months ended March 31, 2015 was $17.3 million. During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million. During the three months ended March 31, 2015, GSWC made $14.8 million in Company-funded capital expenditures.

Cash Flows from Financing Activities:

Net cash used in financing activities was $13.5 million for the three months ended March 31, 2015 as compared to $12.8 million for the same period in 2014.  The increase in cash used in financing activities was due primarily to a decrease in cash receipts from advances and contributions in aid of construction as compared to the three months ended March 31, 2014.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2014 for a detailed discussion of contractual obligations and other commitments.

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

In August 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not seen any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the on-going effects of sequestration have been mitigated through the passage of a fiscal year 2015 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt ceiling limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency (“DCAA”) and/or the Defense Contract Management Agency (“DCMA”).  Both DCAA and DCMA conduct audits of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulations (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). DCAA may also perform reviews of selected aspects of a contractor's accounting based on requests from a contracting officer(s). If the DCAA believes we have accounted for costs in a manner inconsistent with the requirements for FAR or applicable CAS, the DCAA auditor may recommend to our U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government contract business system requirements may result in delays in the timing of resolution of price redetermination filings and/or the ability to file new proposals with the Government. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits or upon mutual agreement with the U.S. government.

Below is a summary of significant projects, price redetermination and other filings by subsidiaries of ASUS.

•
FBWS - A filing to operate and maintain the East Bliss area at Fort Bliss was finalized in the third quarter of 2014 with an annual increase in operations and maintenance fees of approximately $575,000, $2.7 million in annual renewal & replacement fees and $2.9 million of funding for capital upgrade modifications.

•
TUS - The second and third price redeterminations for the contract to serve Andrews Air Force Base were filed with the U.S. government in November 2013.  These price redeterminations cover the period February 2011 to January 2017.  The second price redetermination was approved in September 2014. This agreement, which included a true-up of infrastructure to be operated by TUS, provided for an annualized increase in operations and maintenance fees of $256,000. In addition, renewal and replacement fees were increased by an annualized amount of approximately $135,000. The third price redetermination is expected to be resolved in the second quarter of 2015.

•
ODUS - The second price redetermination for the Fort Lee privatization contract in Virginia, for the three-year period beginning February 2011, was filed in May 2012.  The second price redetermination for the other bases that ODUS operates in Virginia, for the three-year period beginning April 2011, was filed in July 2012.  Both of these filings were revised and resubmitted to the U.S. government in January 2014.  These price redeterminations are expected to be resolved in the second quarter of 2015.

•
PSUS - The first price redetermination for PSUS, which was originally filed in February 2012, was approved in September 2014. The approved agreement provided for an annual increase in operations and maintenance fees of approximately $103,000 above the previously approved level. The second redetermination for Fort Jackson, covering the period February 2013 through February 2016, was filed in the third quarter of 2014 and is expected to be resolved in the second quarter of 2015.

•
ONUS - In November 2013, ONUS filed the second price redetermination for the contract to serve Fort Bragg for the period covering March 2013 through February 2016.  The second price redetermination was approved in September 2014, resulting in an annualized increase in operations and maintenance fees of approximately $615,000. The agreement also provided for an annualized increase in R&R funding of approximately $3.7 million.

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

Regulatory Matters

Recent Changes in Rates
The CPUC has approved third-year rate increases effective January 1, 2015. These increases, in addition to rate increases related to approval of advice letters for the completion of certain capital projects, are expected to generate an additional $2.6 million in gross margin for 2015 as compared to the adopted gross margin in 2014. Third year rate increases are based on an earnings test and inflation factors.

Pending General Rate Case Requests
In July 2014, GSWC filed a general rate case for all of its water regions and the general office. The application will determine rates for the years 2016, 2017 and 2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease by approximately $700,000 as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study. Settlement discussions with all parties have begun, with hearings scheduled to commence on May 26, 2015. In April 2015, a special phase of the rate case was authorized by the CPUC in order to address certain matters. Hearings on this special phase are scheduled for September 2015. A final decision on this rate case is expected by the end of 2015, with new rates effective January 1, 2016.

Cost of Capital Proceeding for Water Regions
GSWC is scheduled to file its next cost of capital application in March 2016 based on an extension granted by the CPUC in January 2015. Management believes that the current economic environment is such that a change from the currently adopted return on equity would be small. GSWC's current authorized return on equity of 9.43% will continue in effect through December 2016.

Procurement Audits
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

In December 2014, the accounting firm engaged by the CPUC to conduct the first audit provided its draft report to GSWC for comments. The report asserted that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for specific instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report included, among other things, instances of inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications.

In February 2015, management provided to the auditors its responses to the draft report and each of the findings noted by the auditors. GSWC informed the auditors of certain inaccuracies in their report, asserted that GSWC complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period. In March 2015, the accounting firm issued its final report to the CPUC. The final report includes GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. Based upon discussions with the CPUC's Division of Water and Audits ("DWA"), DWA does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. However, the CPUC's Office of Ratepayer Advocates ("ORA") has requested that the CPUC convene a separate phase of GSWC's current general rate case to consider the findings and recommendations in the final report. ORA may separately pursue disallowances and/or penalties from GSWC in that pending rate case proceeding. At this time management cannot predict the final outcome of this first audit and cannot determine a possible loss or range of loss, if any, associated with any disallowances and/or penalties that may be pursued against GSWC.
Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of other regulatory matters.

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

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the Division of Drinking Water (“DDW”), formerly the California Department of Public Health, under the State Water Resources Control Board (“SWRCB”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2014 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2014.

California Drought and Impacts of Low Precipitation on Water Supplies
In response to the ongoing drought experienced in California, in March 2015 the SWRCB approved expanded emergency regulations targeting a reduction in water use throughout the state. On April 1, 2015, the Governor of California passed an Executive Order directing the SWRCB to impose even greater restrictions to achieve an aggregate statewide 25% reduction in urban water use through February 2016. On April 28, the SWRCB proposed additional emergency regulations to meet the Governor’s executive order. The reductions required by the SWRCB vary by area, depending on historical water use per capita and reductions to-date. The proposed emergency regulations are expected to be final in early May 2015. Current regulations implemented in July 2014 and March 2015 include mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that triggers mandatory restrictions on outdoor water use. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB.
GSWC’s current water conservation and rationing plan approved by the CPUC is aligned with the July 2014 and March 2015 emergency regulations. GSWC will be filing updated drought response actions to the CPUC for each service area to meet the California Department of Water Resources ("DWR") new mandates expected in early May 2015. The regulations will not take effect for GSWC customers until they are approved by the CPUC, which regulates GSWC over such issues. Compliance with the mandatory reductions may result in higher costs to customers and general dissatisfaction with the supply reduction mandates, resulting in increased complaints.
On April 1, 2015, DWR reported that the state's snowpack was at 5% of historical average. The U.S. Drought Monitor lists more than 90 percent of California in the rank of “Severe Drought” or “Exceptional Drought.” Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
Metropolitan Water District/ State Water Project
     Every year, DWR establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions.  In January 2015, DWR increased the water allocation from 10% to 15% of state contractor requests.
Given the status of the current drought, MWD has implemented a mandatory reduction in overall supply delivery of 15%. The actual reduction will vary by member agency, and agencies exceeding their allocated reduction will face a surcharge per acre-foot of additional water, up to four times the normal MWD rate. At this time, GSWC cannot predict what impact, if any, a water allocation plan will have on GSWC's water supplies.

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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2014, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (2)(3)
January 1 – 31, 2015	17,271		$40.84	—	704,782
February 1 – 28, 2015	271,315		$39.33	172,360	532,422
March 1 – 31, 2015	269,908		$39.03	184,409	348,013
Total	558,494	(2)	$39.23	356,769

(1)        On March 27, 2014, AWR announced that it may repurchase up to 1.25 million of its Common Shares through June 30, 2016 pursuant to a stock repurchase program. AWR also from time to time repurchases its Common Shares for employees pursuant to AWR’s 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)        Of this amount, 192,800 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and 8,925 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On April 28, 2015, AWR's Board of Directors approved a second quarter dividend of $0.213 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on June 1, 2015 to shareholders of record at the close of business on May 15, 2015.

(b)  There have been no material changes during the first quarter of 2015 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K, filed May 13, 2011

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013 (File No. 1-14431)

3.4
Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2
Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10-K filed on March 13, 2009

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company's Form 10-Q for the quarter ended June 30, 2009

10.1
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

10.2
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.3
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.5
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.6
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

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

10.13	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.14
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.15
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

10.16	Form of Directors Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2006 (File No. 1-14431) (2)

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on November 5, 2008 (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 21, 2014 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (2)

10.25	Performance Award Agreement for Robert J. Sprowls dated May 29, 2012 incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on June 4, 2012 (2)

10.26	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.27	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.28	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.29	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.30	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.31	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 22, 2014 (2)

10.32	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.33	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.34	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.35	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.36	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.37	Form of American States Water Company 2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 5, 2015