Form 10-Q
period 2015-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2015-08-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015
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
As of August 3, 2015, the number of Common Shares outstanding, of American States Water Company was 37,240,678 shares. As of August 3, 2015, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•	Our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recovery of our costs through rates

•	The impact of opposition to GSWC rate increases on our ability to recover our costs through rates

•	The impact of condemnation actions on the size of our customer base

•	Our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Property, Plant and Equipment
Regulated utility plant, at cost	$1,523,161	$1,492,880
Non-utility property, at cost	11,067	10,879
Total	1,534,228	1,503,759
Less - Accumulated depreciation	(518,721)	(500,239)
Net property, plant and equipment	1,015,507	1,003,520

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	18,728	17,536
Total other property and investments	19,844	18,652

Current Assets
Cash and cash equivalents	43,862	75,988
Accounts receivable — customers (less allowance for doubtful accounts of $763 in 2015 and $803 in 2014)	19,247	18,814
Unbilled receivable	17,949	21,422
Receivable from the U.S. government	7,288	6,709
Other accounts receivable (less allowance for doubtful accounts of $111 in 2015 and $89 in 2014)	3,566	4,843
Income taxes receivable	2,820	20,993
Materials and supplies, at average cost	4,152	3,588
Regulatory assets — current	11,187	12,379
Prepayments and other current assets	4,134	2,745
Costs and estimated earnings in excess of billings on contracts	28,422	34,535
Deferred income taxes — current	7,601	7,435
Total current assets	150,228	209,451

Regulatory and Other Assets
Regulatory assets	131,869	118,829
Costs and estimated earnings in excess of billings on contracts	16,308	15,741
Other	9,599	12,105
Total regulatory and other assets	157,776	146,675

Total Assets	$1,343,355	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Capitalization
Common shares, no par value	$247,034	$253,199
Earnings reinvested in the business	230,544	253,602
Total common shareholders’ equity	477,578	506,801
Long-term debt	325,613	325,798
Total capitalization	803,191	832,599

Current Liabilities
Long-term debt — current	308	292
Accounts payable	42,336	41,855
Income taxes payable	120	638
Accrued other taxes	6,235	8,602
Accrued employee expenses	10,056	10,519
Accrued interest	3,546	3,549
Unrealized loss on purchased power contracts	5,662	3,339
Billings in excess of costs and estimated earnings on contracts	9,453	11,736
Other	17,451	18,760
Total current liabilities	95,167	99,290

Other Credits
Advances for construction	66,700	68,328
Contributions in aid of construction - net	116,156	116,629
Deferred income taxes	190,121	191,209
Unamortized investment tax credits	1,654	1,699
Accrued pension and other postretirement benefits	63,658	61,773
Other	6,708	6,771
Total other credits	444,997	446,409

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,343,355	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2015	2014
Operating Revenues
Water	$87,581	$86,232
Electric	7,889	8,328
Contracted services	19,148	21,081
Total operating revenues	114,618	115,641

Operating Expenses
Water purchased	16,415	16,263
Power purchased for pumping	2,123	2,570
Groundwater production assessment	4,122	4,853
Power purchased for resale	2,566	1,988
Supply cost balancing accounts	1,816	(106)
Other operation	7,362	7,085
Administrative and general	20,471	19,407
Depreciation and amortization	10,536	10,525
Maintenance	4,205	4,327
Property and other taxes	4,060	3,965
ASUS construction	10,412	13,764
Total operating expenses	84,088	84,641

Operating Income	30,530	31,000

Other Income and Expenses
Interest expense	(5,527)	(5,778)
Interest income	102	123
Other, net	77	271
Total other income and expenses	(5,348)	(5,384)

Income from operations before income tax expense	25,182	25,616

Income tax expense	9,534	10,262

Net Income	$15,648	$15,354

Weighted Average Number of Common Shares Outstanding	37,702	38,781
Basic Earnings Per Common Share	$0.41	$0.39

Weighted Average Number of Diluted Shares	37,909	39,001
Fully Diluted Earnings Per Common Share	$0.41	$0.39

Dividends Paid Per Common Share	$0.2130	$0.2025

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014
Operating Revenues
Water	$159,085	$156,989
Electric	18,858	18,784
Contracted services	37,608	41,813
Total operating revenues	215,551	217,586

Operating Expenses
Water purchased	28,706	27,487
Power purchased for pumping	4,140	4,534
Groundwater production assessment	7,511	8,393
Power purchased for resale	5,065	4,687
Supply cost balancing accounts	3,629	712
Other operation	13,522	14,032
Administrative and general	39,998	39,591
Depreciation and amortization	21,084	21,055
Maintenance	7,682	7,816
Property and other taxes	8,336	8,290
ASUS construction	20,458	27,221
Total operating expenses	160,131	163,818

Operating Income	55,420	53,768

Other Income and Expenses
Interest expense	(10,755)	(11,405)
Interest income	214	235
Other, net	350	396
Total other income and expenses	(10,191)	(10,774)

Income from operations before income tax expense	45,229	42,994

Income tax expense	17,432	16,619

Net Income	$27,797	$26,375

Weighted Average Number of Common Shares Outstanding	37,952	38,764
Basic Earnings Per Common Share	$0.73	$0.68

Weighted Average Number of Diluted Shares	38,153	38,974
Fully Diluted Earnings Per Common Share	$0.73	$0.67

Dividends Paid Per Common Share	$0.426	$0.405

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$27,797	$26,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,458	21,552
Provision for doubtful accounts	370	604
Deferred income taxes and investment tax credits	(432)	(1,653)
Stock-based compensation expense	1,321	1,399
Other — net	426	69
Changes in assets and liabilities:
Accounts receivable — customers	(774)	(1,907)
Unbilled receivable	3,473	(1,599)
Other accounts receivable	1,248	1,543
Receivables from the U.S. government	(579)	3,491
Materials and supplies	(564)	887
Prepayments and other assets	932	(1,997)
Costs and estimated earnings in excess of billings on contracts	5,546	12,437
Regulatory assets	(13,493)	8,768
Accounts payable	511	1,019
Income taxes receivable/payable	17,655	10,994
Billings in excess of costs and estimated earnings on contracts	(2,283)	7,701
Accrued pension and other post-retirement benefits	2,907	3,125
Other liabilities	(2,517)	(1,928)
Net cash provided	63,002	90,880

Cash Flows From Investing Activities:
Capital expenditures	(34,207)	(35,620)
Other investing activities	(1,401)	(195)
Net cash used	(35,608)	(35,815)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	512	219
Repurchase of Common Shares	(41,847)	(306)
Receipt of advances for and contributions in aid of construction	1,751	4,174
Refunds on advances for construction	(2,571)	(2,518)
Retirement or repayments of long-term debt	(169)	(174)
Dividends paid	(16,171)	(15,699)
Other financing activities	(1,025)	(1,138)
Net cash used	(59,520)	(15,442)
Net change in cash and cash equivalents	(32,126)	39,623
Cash and cash equivalents, beginning of period	75,988	38,226
Cash and cash equivalents, end of period	$43,862	$77,849

Non-cash transactions:
Accrued payables for investment in utility plant	$13,110	$14,125
Property installed by developers and conveyed	$784	$206

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Utility Plant
Utility plant, at cost	$1,523,161	$1,492,880
Less - Accumulated depreciation	(512,053)	(494,000)
Net utility plant	1,011,108	998,880

Other Property and Investments	16,593	15,395

Current Assets
Cash and cash equivalents	39,936	44,005
Accounts receivable-customers (less allowance for doubtful accounts of $763 in 2015 and $803 in 2014)	19,247	18,814
Unbilled receivable	17,813	17,733
Inter-company receivable	303	499
Other accounts receivable (less allowance for doubtful accounts of $111 in 2015 and $89 in 2014)	3,102	3,795
Income taxes receivable from Parent	4,394	29,580
Note receivable from Parent	3,000	—
Materials and supplies, at average cost	3,420	2,791
Regulatory assets — current	11,187	12,379
Prepayments and other current assets	3,441	2,507
Deferred income taxes — current	7,161	6,500
Total current assets	113,004	138,603

Regulatory and Other Assets
Regulatory assets	131,869	118,829
Other	9,798	10,667
Total regulatory and other assets	141,667	129,496

Total Assets	$1,282,372	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2015	December 31, 2014
Capitalization
Common shares, no par value	$236,239	$235,607
Earnings reinvested in the business	196,833	199,583
Total common shareholder’s equity	433,072	435,190
Long-term debt	325,613	325,798
Total capitalization	758,685	760,988

Current Liabilities
Long-term debt — current	308	292
Accounts payable	34,995	29,619
Accrued other taxes	6,151	8,442
Accrued employee expenses	9,255	9,591
Accrued interest	3,546	3,593
Unrealized loss on purchased power contracts	5,662	3,339
Other	17,223	18,659
Total current liabilities	77,140	73,535

Other Credits
Advances for construction	66,700	68,328
Contributions in aid of construction — net	116,156	116,629
Deferred income taxes	191,799	192,787
Unamortized investment tax credits	1,654	1,699
Accrued pension and other postretirement benefits	63,658	61,773
Other	6,580	6,635
Total other credits	446,547	447,851

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,282,372	$1,282,374

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2015	2014
Operating Revenues
Water	$87,581	$86,232
Electric	7,889	8,328
Total operating revenues	95,470	94,560

Operating Expenses
Water purchased	16,415	16,263
Power purchased for pumping	2,123	2,570
Groundwater production assessment	4,122	4,853
Power purchased for resale	2,566	1,988
Supply cost balancing accounts	1,816	(106)
Other operation	6,540	6,448
Administrative and general	17,003	16,424
Depreciation and amortization	10,235	10,232
Maintenance	3,667	3,783
Property and other taxes	3,748	3,530
Total operating expenses	68,235	65,985

Operating Income	27,235	28,575

Other Income and Expenses
Interest expense	(5,516)	(5,721)
Interest income	97	113
Other, net	(67)	272
Total other income and expenses	(5,486)	(5,336)

Income from operations before income tax expense	21,749	23,239

Income tax expense	8,800	9,783

Net Income	$12,949	$13,456

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating Revenues
Water	$159,085	$156,989
Electric	18,858	18,784
Total operating revenues	177,943	175,773

Operating Expenses
Water purchased	28,706	27,487
Power purchased for pumping	4,140	4,534
Groundwater production assessment	7,511	8,393
Power purchased for resale	5,065	4,687
Supply cost balancing accounts	3,629	712
Other operation	11,998	12,804
Administrative and general	32,560	33,409
Depreciation and amortization	20,476	20,472
Maintenance	6,484	6,844
Property and other taxes	7,666	7,426
Total operating expenses	128,235	126,768

Operating Income	49,708	49,005

Other Income and Expenses
Interest expense	(10,734)	(11,332)
Interest income	201	222
Other, net	206	396
Total other income and expenses	(10,327)	(10,714)

Income from operations before income tax expense	39,381	38,291

Income tax expense	16,047	15,488

Net Income	$23,334	$22,803

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$23,334	$22,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,850	20,969
Provision for doubtful accounts	370	667
Deferred income taxes and investment tax credits	(827)	(1,219)
Stock-based compensation expense	1,062	973
Other — net	409	34
Changes in assets and liabilities:
Accounts receivable — customers	(774)	(1,907)
Unbilled receivable	(80)	(1,599)
Other accounts receivable	664	2,145
Materials and supplies	(629)	(613)
Prepayments and other assets	(216)	(1,515)
Regulatory assets	(13,493)	8,836
Accounts payable	5,408	2,968
Inter-company receivable/payable	196	336
Income taxes receivable/payable from/to Parent	25,186	10,617
Accrued pension and other post-retirement benefits	2,907	3,125
Other liabilities	(2,477)	(1,756)
Net cash provided	61,890	64,864

Cash Flows From Investing Activities:
Capital expenditures	(33,841)	(34,331)
Note receivable from AWR parent	(3,000)	(8,300)
Receipt of payment of note receivable from AWR parent	—	8,800
Other investing activities	(1,427)	(195)
Net cash used	(38,268)	(34,026)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,751	4,174
Refunds on advances for construction	(2,571)	(2,518)
Retirement or repayments of long-term debt	(169)	(174)
Dividends paid	(26,000)	(26,000)
Other financing activities	(702)	(956)
Net cash used	(27,691)	(25,474)

Net change in cash and cash equivalents	(4,069)	5,364
Cash and cash equivalents, beginning of period	44,005	37,875
Cash and cash equivalents, end of period	$39,936	$43,239

Non-cash transactions:
Accrued payables for investment in utility plant	$13,108	$14,039
Property installed by developers and conveyed	$784	$206

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 258,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and six months ended June 30, 2015 and 2014. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses, in matters including properties, rates, services, facilities and other matters, and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to periodic price redeterminations and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.

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

GSWC's Related Party Transactions: In May 2013, AWR issued an interest bearing promissory note (the "Note") to GSWC for $20.0 million which expires on May 23, 2018. Under the terms of the Note, AWR may borrow from GSWC amounts up to $20.0 million for working capital purposes. AWR agreed to pay any unpaid principal amounts outstanding under the Note, plus accrued interest. As of June 30, 2015, AWR had $3.0 million outstanding and owed to GSWC under this Note.

GSWC and ASUS provide and receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $609,000 and $677,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $1,316,000 and $1,373,000 during the six months ended June 30, 2015 and 2014, respectively. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by its parent, AWR, or for allocated expenses are included in GSWC's inter-company receivables as of June 30, 2015 and December 31, 2014.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public right of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect from the customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $996,000 and $975,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which the operations are conducted, ASUS and its subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $53,000 and $157,000 during the three months ended June 30, 2015 and 2014, respectively, and $86,000 and $306,000 for the six months ended June 30, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than the original effective date, that is, no earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant will adopt this guidance in the fiscal year beginning January 1, 2018. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's ongoing financial reporting.

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. This guidance is effective January 1, 2016. As of June 30, 2015, Registrant had $5.0 million in debt issuance costs reflected under "Other Noncurrent Assets."

Also in April 2015, the FASB issued Accounting Standard Update 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement,  ASU 2015-05 requires a customer in a cloud computing arrangement to follow internal-use software guidance if both of the following criteria are met: (a) the customer has the contractual right to take possession of the software at any time during the cloud computing arrangement and (b) it can feasibly run the software on its own hardware. If the customer does not meet both criteria, the cloud computing arrangement is considered a service contract and separate accounting for a license would not be permitted. This guidance is effective beginning January 1, 2016 and is not expected to have a material impact on Registrant's consolidated financial statements.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2015, Registrant had approximately $67.9 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $39.7 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $5.7 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on GSWC's purchase power contracts over the term of the contracts, and $16.7 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that would require a write-down in the assets’ valuation. Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next 12-months have been classified as current assets and current liabilities by rate-making area. As of June 30, 2015, GSWC has a total of $139.2 million in net regulatory assets, of which $3.8 million of regulatory liabilities have been included in “Other Current Liabilities”. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$28,542	$9,369
Base Revenue Requirement Adjustment Mechanism	5,668	7,761
Costs deferred for future recovery on Aerojet case	13,220	13,629
Pensions and other post-retirement obligations (Note 7)	42,145	43,426
Derivative unrealized loss (Note 4)	5,662	3,339
Flow-through taxes, net (Note 6)	16,745	17,612
Low income rate assistance balancing accounts	8,990	9,109
Other regulatory assets	18,888	22,218
Various refunds to customers	(620)	(759)
Total	$139,240	$125,704

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

GSWC has implemented surcharges to recover all of its WRAM/MCBA balances, as of December 31, 2014. For the six months ended June 30, 2015, surcharges (net of surcredits) of approximately $96,000 were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the six months ended June 30, 2015, GSWC recorded additional under-collections in the WRAM/MCBA accounts of $19.3 million. The increase in the WRAM balance in 2015 is largely due to water conservation by our customers in response to the ongoing drought conditions in California. Lower water usage results in an increase in under-collections recorded in the WRAM accounts. As of June 30, 2015, GSWC has a net aggregated regulatory asset of $28.5 million which is comprised of a $26.0 million under-collection in the WRAM accounts and $2.5 million under-collection in the MCBA accounts.

For BVES, the CPUC approved the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) which adjusts base revenues to adopted levels.  In November 2014, the CPUC issued a final decision on BVES's general rate case, setting rates and adopted revenues for years 2013 through 2016. In March 2015, surcharges were implemented to collect the 2014 BRRAM under-collection of $3.1 million over 24 months. As of June 30, 2015, GSWC had a regulatory asset of $5.7 million under-collection in the BRRAM.

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
In December 2014, the accounting firm engaged by the CPUC to conduct the first independent audit provided its draft report to GSWC for comments. The report asserted that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for specific instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report included, among other things, instances of inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications. In February 2015, management provided its responses to the draft report and each of the findings noted by the accounting firm. GSWC informed the accounting firm of certain inaccuracies in their report, asserted that GSWC complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period.
In March 2015, the accounting firm issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Also in March, the CPUC’s Office of Ratepayer Advocates (“ORA”), in anticipation of receiving the final report, requested that the assigned administrative law judges in the ongoing general rate case convene a second phase of the rate case to consider the findings and recommendations in the final audit report. In June 2015, ORA notified the administrative law judges that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA no longer wished to pursue a second phase in the general rate case to address the final audit report. On August 3, 2015, the presiding administrative law judge issued a ruling that a second phase to the general rate case regarding this issue is not necessary. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.
Rural Acquisition
In June 2013, GSWC entered into an Asset Purchase Agreement (the "Agreement") to acquire all of the operating water assets of Rural Water Company (“Rural”) for an aggregate purchase price of approximately $1.7 million. This transaction was subject to CPUC approval.  In June 2015, the CPUC approved the acquisition of Rural, including GSWC's recovery of the purchase price through customer rates. The consummation of the transaction contemplated by the Agreement is subject to customary conditions, including among other things, adjustments to the purchase price for changes in utility plant since entering into the agreement in 2013. Upon completion of this transaction, GSWC will serve approximately 960 customers in the City of Arroyo Grande in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area in Coastal California. Under the terms of the Agreement, GSWC will take over operations thirty days after the remaining conditions to closing are satisfied. This acquisition is not considered to be material to Registrant’s financial position or results of operations.

Note 3 — Earnings per Share/Capital Stock:

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR's 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Net income	$15,648	$15,354	27,797	26,375
Less: (a) Distributed earnings to common shareholders	8,016	7,853	16,171	15,699
Distributed earnings to participating securities	47	47	89	87
Undistributed earnings	7,585	7,454	11,537	10,589

(b) Undistributed earnings allocated to common shareholders	7,541	7,411	11,474	10,530
Undistributed earnings allocated to participating securities	44	43	63	59

Total income available to common shareholders, basic (a)+(b)	$15,557	$15,264	$27,645	$26,229

Weighted average Common Shares outstanding, basic	37,702	38,781	37,952	38,764

Basic earnings per Common Share	$0.41	$0.39	$0.73	$0.68

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans, and net income. At June 30, 2015 and 2014, there were 187,152 and 245,784 options outstanding, respectively, under these Plans. At June 30, 2015 and 2014, there were also 225,074 and 239,226 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Common shareholders earnings, basic	$15,557	$15,264	$27,645	$26,229
Undistributed earnings for dilutive stock-based awards	44	43	63	59
Total common shareholders earnings, diluted	$15,601	$15,307	$27,708	$26,288

Weighted average common shares outstanding, basic	37,702	38,781	37,952	38,764
Stock-based compensation (1)	207	220	201	210
Weighted average common shares outstanding, diluted	37,909	39,001	38,153	38,974

Diluted earnings per Common Share	$0.41	$0.39	$0.73	$0.67

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 187,152 and 245,784 stock options at June 30, 2015 and 2014, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 225,074 and 239,226 restricted stock units at June 30, 2015 and 2014, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2015 and 2014.

No stock options outstanding at June 30, 2015 had an exercise price greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2015. There were no stock options outstanding at June 30, 2015 or 2014 that were anti-dilutive.

During the six months ended June 30, 2015 and 2014, AWR issued 69,617 and 70,573 common shares, for approximately $512,000 and $219,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 704,782 Common Shares on the open market during the six months ended June 30, 2015. The 2014 stock repurchase program was completed in May 2015. On May 19, 2015, AWR's Board of Directors approved a new stock repurchase program, authorizing AWR to repurchase up to 1.2 million shares of its Common Shares from time to time through June 30, 2017. Pursuant to this program, Registrant repurchased 387,021 Common Shares on the open market during the six months ended June 30, 2015. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions.

During the three months ended June 30, 2015 and 2014, AWR paid quarterly dividends of approximately $8.0 million, or $0.213 per share, and $7.9 million, or $0.2025 per share, respectively. During the six months ended June 30, 2015 and 2014, AWR paid quarterly dividends to shareholders of approximately $16.2 million, or $0.426 per share, and $15.7 million, or $0.405 per share, respectively.

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

The new long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC approval in December 2014 also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the new purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of June 30, 2015, there was a $5.7 million unrealized loss in the memorandum account for the new purchased power contracts as a result of the recent decrease in energy prices. There were no derivatives as of June 30, 2014.  The notional volume of derivatives remaining under these long-term contracts as of June 30, 2015 was approximately 526,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and six months ended June 30, 2015 and 2014:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Fair value at beginning of the period	$(6,176)	$—	$(3,339)	$—
Unrealized gain (loss) on purchased power contracts	514	—	(2,323)	—
Fair value at end of the period	$(5,662)	$—	$(5,662)	$—

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $10.1 million as of June 30, 2015. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2015 and December 31, 2014 have been determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2015 valuation increased as compared to December 31, 2014, decreasing the fair value of long-term debt as of June 30, 2015. Changes in the assumptions will produce differing results.

	June 30, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC	$325,921	$388,236	$326,090	$417,057

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  GSWC's ETR was 40.5% and 42.1% for the three months ended June 30, 2015 and 2014, respectively, and 40.7% and 40.4% for the six months ended June 30, 2015 and 2014, respectively. GSWC's ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items), as well as permanent items.
AWR's consolidated ETR was 37.9% for the three months ended June 30, 2015 as compared to 40.1% for the three months ended June 30, 2014, and was 38.5% for the six months ended June 30, 2015 as compared to 38.7% for the six months ended June 30, 2014. The ETR at the AWR consolidated level also fluctuated primarily as a result of a reduction in ASUS's state income taxes, which vary among the jurisdictions in which it operates.
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

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three and six months ended June 30, 2015 and 2014 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$1,452	$1,335	$95	$99	$204	$192
Interest cost	1,905	1,845	114	130	163	154
Expected return on plan assets	(2,452)	(2,235)	(123)	(113)	—	—
Amortization of transition	—	—	—	104	—	—
Amortization of prior service cost (benefit)	30	29	(50)	(50)	29	40
Amortization of actuarial (gain) loss	427	(7)	(53)	(66)	108	35
Net periodic pension cost under accounting standards	1,362	967	(17)	104	504	421
Regulatory adjustment — deferred	251	449	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,613	$1,416	$(17)	$104	$504	$421

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$3,138	$2,822	$190	$198	$408	$384
Interest cost	3,844	3,760	228	260	326	308
Expected return on plan assets	(4,898)	(4,450)	(246)	(226)	—	—
Amortization of transition	—	—	—	208	—	—
Amortization of prior service cost (benefit)	60	59	(100)	(100)	58	80
Amortization of actuarial (gain) loss	896	—	(106)	(132)	216	70
Net periodic pension cost under accounting standards	3,040	2,191	(34)	208	1,008	842
Regulatory adjustment — deferred	262	749	—	—	—	—
Total expense recognized, before allocation to overhead pool	$3,302	$2,940	$(34)	$208	$1,008	$842

In April 2015, Registrant contributed $919,000 to the pension plan. In total, Registrant expects to contribute $6.7 million to the pension plan during 2015.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2015, GSWC has a total $2.4 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

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
Claremont System:
On November 4, 2014, voters in the City of Claremont ("Claremont" or "the City") approved a measure authorizing the issuance of $135 million in water revenue bonds by the City to finance the acquisition of the Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC. GSWC has the ability to legally challenge the government's right to take its property. GSWC does not believe the seizure is necessary and intends to vigorously defend against the potential condemnation. In June 2015, the City amended and refiled its eminent domain lawsuit against GSWC. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $49.8 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Community Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system by eminent domain. GSWC filed a petition in the Superior Court and eventually the Court of Appeals in Ventura County, which, among other things, challenged the legality of CMWD’s effort to utilize the Mello-Roos Act to acquire property by eminent domain and to fund legal and expert costs of the planned condemnation. On April 14, 2015, the California Court of Appeals affirmed a prior court's ruling allowing the use of Mello-Roos funding. In May 2015, GSWC filed a petition for review at the Supreme Court of California, which the Supreme Court subsequently denied. Ojai FLOW ("Friends of Locally Owned Water") members were also granted class status by the Superior Court to later file action against GSWC should they be able to prove GSWC’s motions delayed the condemnation action and resulted in higher costs for Ojai residents should the system be ultimately taken. GSWC serves approximately 3,000 customers in Ojai.

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
  As of June 30, 2015, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2015, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly-owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed as necessary with the regulatory commissions in the states in which ASUS’s subsidiaries are incorporated.

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

	As Of And For The Three Months Ended June 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$87,581	$7,889	$19,148	$—	$114,618
Operating income (loss)	26,472	763	3,297	(2)	30,530
Interest expense, net	5,108	311	8	(2)	5,425
Utility plant	963,147	47,961	4,399	—	1,015,507
Depreciation and amortization expense (1)	9,768	467	301	—	10,536
Income tax expense (benefit)	8,587	213	888	(154)	9,534
Capital additions	13,918	2,605	294	—	16,817

	As Of And For The Three Months Ended June 30, 2014
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$86,232	$8,328	$21,081	$—	$115,641
Operating income	27,182	1,393	2,425	—	31,000
Interest expense, net	5,271	337	55	(8)	5,655
Utility plant	943,382	40,304	4,982	—	988,668
Depreciation and amortization expense (1)	9,634	598	293	—	10,525
Income tax expense (benefit)	9,374	409	923	(444)	10,262
Capital additions	14,327	208	554	—	15,089

	As Of And For The Six Months Ended June 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$159,085	18,858	37,608	$—	$215,551
Operating income (loss)	46,213	3,495	5,717	(5)	55,420
Interest expense, net	9,909	624	16	(8)	10,541
Utility plant	963,147	47,961	4,399	—	1,015,507
Depreciation and amortization expense (1)	19,709	767	608	—	21,084
Income tax expense (benefit)	14,731	1,316	1,759	(374)	17,432
Capital additions	30,162	3,679	366	—	34,207

	As Of And For The Six Months Ended June 30, 2014
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$156,989	18,784	$41,813	$—	$217,586
Operating income (loss)	45,577	3,428	4,809	(46)	53,768
Interest expense, net	10,439	671	122	(62)	11,170
Utility plant	943,382	40,304	4,982	—	988,668
Depreciation and amortization expense (1)	19,197	1,275	583	—	21,055
Income tax expense (benefit)	14,332	1,156	1,746	(615)	16,619
Capital additions	33,651	680	1,289	—	35,620

(1)         Depreciation expense computed on GSWC’s transportation equipment of $151,000 and $225,000 for the three months ended June 30, 2015 and 2014, respectively, and $374,000 and $497,000 for the six months ended June 30, 2015 and 2014, respectively, is recorded in administrative and general expenses.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	June 30,
	2015	2014
Total utility plant	$1,015,507	$988,668
Other assets	327,848	338,424
Total consolidated assets	$1,343,355	$1,327,092

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of GSWC's water and electric gross margins.  Water and electric gross margins are computed by taking total revenues, less total supply costs.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to our operating budget. However, these measures, which are not presented in accordance with generally accepted accounting principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures are included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of Second Quarter Results by Segment.”

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems; and increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from and the redetermination and equitable adjustment of prices under contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price contracts for additional construction work at existing bases and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2015	6/30/2014	CHANGE
Water	$0.33	$0.33	$—
Electric	0.01	0.02	(0.01)
Contracted services	0.06	0.04	0.02
AWR (parent)	0.01	—	0.01
Consolidated diluted earnings per share, as reported	$0.41	$0.39	$0.02

Water Segment:
For the three months ended June 30, 2015 and 2014, diluted earnings from the water segment were $0.33 per share. Excluding surcharges for the recovery of previously incurred costs, which have no impact on operating income, there was an increase in earnings of $0.02 per share due primarily to: (i) an increase in the water gross margin due to rate increases, (ii) a decrease in interest expense, and (iii) a lower effective income tax rate ("ETR") due primarily to changes between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements during the second quarter of 2015 as compared to the same period in 2014. These increases to earnings were offset by an increase of $0.02 per share in administrative and general expenses resulting primarily from higher legal and other outside service costs related to condemnation and drought activities. GSWC will continue to incur legal costs to defend its water systems from condemnation actions. In connection with conservation efforts to meet the California Governor's order to reduce overall water usage by 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental costs are being expensed until future recovery is approved by the CPUC.
Billed water consumption for the second quarter of 2015 decreased by approximately 13% as compared to the same period in 2014 due largely to water conservation by our customers in response to the ongoing drought conditions in California. Mandatory water conservation and rationing have been implemented across all of GSWC's water systems to help the communities it serves meet the state's reduction mandates; therefore, water consumption is expected to continue decreasing during the remainder of 2015 as compared to the same period last year. The decrease in water consumption does not have a significant impact on revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place. GSWC records, as regulatory assets for future recovery, the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts. Excluding surcharges, which again have no impact on operating income, GSWC's water gross margin approximates the authorized gross margin approved by the CPUC.
Electric Segment:
For the three months ended June 30, 2015, diluted earnings from the electric segment decreased by $0.01 per share as compared to the same period in 2014 primarily due to a decrease in the electric gross margin. The decrease in the electric gross margin resulted from a change in the monthly allocation of the annual adopted base revenues approved by the CPUC in November 2014 in connection with the electric rate case. Differences in the monthly revenue spread for 2015 versus 2014 are expected to reverse during the year.
Contracted Services Segment:
Diluted earnings from contracted services were $0.06 per share during the second quarter of 2015, as compared to $0.04 per share for the same period in 2014. The increase in earnings was due, in part, to favorable changes in cost estimates for certain capital work in progress. Capital projects and cost estimates are continuously evaluated and revised accordingly. Revenues for these projects are recognized based on the percentage-of-completion method of accounting. The favorable changes in cost estimates were partially offset by lower construction activity as compared to the second quarter of 2014, due largely to the completion of several large capital projects during 2014 which did not recur in 2015. There was also a decrease in the effective income tax rate at contracted services resulting primarily from a reduction in state income taxes, as compared to the same period in 2014. State income taxes vary among the jurisdictions in which the contracted services business operates.
AWR (parent):
Diluted earnings from AWR (parent) increased by $0.01 per share during the second quarter of 2015 as compared to the same period in 2014 due primarily to lower state income taxes.

Summary of Year-to-Date Results by Segment

The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2015	6/30/2014	CHANGE
Water	$0.57	$0.54	$0.03
Electric	0.04	0.04	—
Contracted services	0.10	0.08	0.02
AWR (parent)	0.02	0.01	0.01
Consolidated diluted earnings per share, as reported	$0.73	$0.67	$0.06

Water Segment:
For the six months ended June 30, 2015, diluted earnings from the water segment increased by $0.03 to $0.57 per share as compared to the same period in 2014. The following items impacted the comparability of the two periods:

•
Excluding surcharges, which have no impact on operating income, the water gross margin increased by approximately $1.0 million, or $0.02 per share due to CPUC-approved third-year rate increases and advice letter filings for the completion of certain capital projects not previously included in rates.

•
A decrease in interest expense of $549,000, or $0.01 per share resulting from $15.0 million of certain long-term debt replaced with lower interest-bearing notes in December 2014, as well as an increase in allowance for funds used during construction ("AFUDC") from certain capital projects approved by the CPUC as compared to the same period in 2014.

Overall, operating expenses at the water segment remained relatively unchanged during the six months ended June 30, 2015 compared to the same period in 2014. Higher depreciation and administrative and general expenses, were mostly offset by lower other operation and maintenance expenses.

Electric Segment:
For the six months ended June 30, 2015 and 2014, diluted earnings from the electric segment were $0.04 per share. Total expenses at our electric segment remained relatively unchanged during the six months ended June 30, 2015 as compared to the same period in 2014.
Contracted Services Segment:
Diluted earnings from contracted services increased by $0.02 per share during the six months ended June 30, 2015 as compared to the same period in 2014. Favorable changes in cost estimates for certain capital work in progress were partially offset by lower construction activity and an overall increase in operating expenses. Additionally, the ETR for the contracted services segment was lower as compared to the same period in 2014, due primarily to a reduction in state income taxes, which vary among the jurisdictions in which it operates.

AWR (parent):
Diluted earnings from AWR (parent) increased by $0.01 per share during the six months ended June 30, 2015 as compared to the same period in 2014 due primarily to lower state income taxes.

Consolidated Results of Operations — Three Months Ended June 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$87,581	$86,232	$1,349	1.6%
Electric	7,889	8,328	(439)	(5.3)%
Contracted services	19,148	21,081	(1,933)	(9.2)%
Total operating revenues	114,618	115,641	(1,023)	(0.9)%

OPERATING EXPENSES
Water purchased	16,415	16,263	152	0.9%
Power purchased for pumping	2,123	2,570	(447)	(17.4)%
Groundwater production assessment	4,122	4,853	(731)	(15.1)%
Power purchased for resale	2,566	1,988	578	29.1%
Supply cost balancing accounts	1,816	(106)	1,922	*
Other operation	7,362	7,085	277	3.9%
Administrative and general	20,471	19,407	1,064	5.5%
Depreciation and amortization	10,536	10,525	11	0.1%
Maintenance	4,205	4,327	(122)	(2.8)%
Property and other taxes	4,060	3,965	95	2.4%
ASUS construction	10,412	13,764	(3,352)	(24.4)%
Total operating expenses	84,088	84,641	(553)	(0.7)%

OPERATING INCOME	30,530	31,000	(470)	(1.5)%

OTHER INCOME AND EXPENSES
Interest expense	(5,527)	(5,778)	251	(4.3)%
Interest income	102	123	(21)	(17.1)%
Other, net	77	271	(194)	(71.6)%
	(5,348)	(5,384)	36	(0.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	25,182	25,616	(434)	(1.7)%
Income tax expense	9,534	10,262	(728)	(7.1)%

NET INCOME	$15,648	$15,354	$294	1.9%

Basic earnings per Common Share	$0.41	$0.39	$0.02	5.1%

Fully diluted earnings per Common Share	$0.41	$0.39	$0.02	5.1%
* - Not meaningful

Operating Revenues:

General

Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water

For the three months ended June 30, 2015, revenues from water operations increased $1.3 million to $87.6 million as compared to the same period in 2014. The increase in water revenues was primarily due to third-year rate increases effective January 1, 2015 for certain rate-making areas, and increases generated from advice letter filings approved by the CPUC. The increases were partially offset by an $842,000 decrease in surcharges during the three months ended June 30, 2015 to recover previously incurred costs approved by the CPUC. Most of these surcharges were implemented in 2013 and expired during 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the second quarter of 2015 decreased by approximately 13% as compared to the same period in 2014 due largely to conservation efforts. As previously mentioned, changes in consumption does not have a significant impact on revenues due to the CPUC-approved WRAM account in place at all three water regions. GSWC records, as regulatory assets or liabilities, the difference between what it bills its water customers and that which the CPUC authorizes in the WRAM accounts.

Electric

For the three months ended June 30, 2015, revenues from electric operations were $7.9 million as compared to $8.3 million for the same period in 2014.  The decrease in revenue was primarily due to a change in the monthly allocation of the annual base revenues approved by the CPUC in November 2014 in connection with the final decision in the electric general rate case. Differences in the monthly allocation of the annual adopted revenue for 2015 versus 2014 are expected to reverse during the year.

Billed electric usage increased by approximately 1% during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services

Revenues from contracted services are composed of construction revenues (including renewals and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended June 30, 2015, revenues from contracted services were $19.1 million as compared to $21.1 million for the same period in 2014. The decrease was primarily due to lower construction activity as compared to the second quarter of 2014, due largely to the completion of several large capital projects during 2014 which did not recur in 2015. The decrease in construction activity was partially offset by favorable changes in cost estimates for certain capital upgrade work in progress that resulted in the recognition of construction revenues based on the percentage-of-completion method of accounting. New capital upgrade projects and cost estimates are continuously evaluated and revised accordingly. Revenues for new capital upgrade projects are recognized based on the percentage-of-completion method of accounting. In addition, there was an increase in operations and maintenance fees during the second quarter of 2015 as compared to the same period in 2014 as a result of price redeterminations approved in September 2014.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:

Supply Costs

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by the electric segment’s generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by taking total revenues, less total supply costs. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.2% and 30.2% of total operating expenses for the three months ended June 30, 2015 and 2014, respectively.

The table below provides the amount (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$87,581	$86,232	$1,349	1.6%
WATER SUPPLY COSTS:
Water purchased (1)	$16,415	$16,263	$152	0.9%
Power purchased for pumping (1)	2,123	2,570	(447)	(17.4)%
Groundwater production assessment (1)	4,122	4,853	(731)	(15.1)%
Water supply cost balancing accounts (1)	1,192	(1,303)	2,495	(191.5)%
TOTAL WATER SUPPLY COSTS	$23,852	$22,383	$1,469	6.6%
WATER GROSS MARGIN (2)	$63,729	$63,849	$(120)	(0.2)%
PERCENT MARGIN - WATER	72.8%	74.0%

ELECTRIC OPERATING REVENUES (1)	$7,889	$8,328	$(439)	(5.3)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,566	$1,988	$578	29.1%
Electric supply cost balancing accounts (1)	624	1,197	(573)	(47.9)%
TOTAL ELECTRIC SUPPLY COSTS	$3,190	$3,185	$5	0.2%
ELECTRIC GROSS MARGIN (2)	$4,699	$5,143	$(444)	(8.6)%
PERCENT MARGIN - ELECTRIC	59.6%	61.8%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $1,816,000 and $(106,000) for the three months ended June 30, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water rate-making area.
 The overall actual percentages of purchased water for the three months ended June 30, 2015 and 2014 were 42% and 37%, respectively, as compared to the adopted percentages of approximately 36% and 35%, respectively. The overall water gross margin percent was 72.8% in the second quarter of 2015 as compared to 74.0% for the same period of 2014. The decrease in the overall water gross margin, as a percentage of total water revenue, was primarily due to CPUC-approved increases in rates specifically intended to cover increases in supply costs experienced in certain rate-making areas, and which totaled $1.7 million for the three months ended June 30, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply costs, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also an $842,000 decrease in surcharge revenues as compared to the second quarter of 2014, with a corresponding decrease in operating expenses, resulting in no impact to pretax operating income.
 Purchased water costs for the three months ended June 30, 2015 increased to $16.4 million as compared to $16.3 million for the same period in 2014 primarily due to an increase in wholesale water costs as compared to the three months ended June 30, 2014 and an increase of purchased water in the supply mix, partially offset by a lower volume of water purchased due to lower water consumption.
 For the three months ended June 30, 2015 and 2014, the cost of power purchased for pumping was approximately $2.1 million and $2.6 million, respectively, primarily due to decreases in pumped water resulting from lower water consumption. Groundwater production assessments decreased $731,000 due to a decrease in well production resulting from several wells being out-of-service during the three months ended June 30, 2015 as compared to the same period in 2014.
The water supply cost balancing account increased $2.5 million during the three months ended June 30, 2015 as compared to the same period in 2014 due to an increase in rates specifically intended to cover increases in supply costs for certain rate-making areas. As mentioned earlier, this increase in revenues was offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin. There was also an increase due to lower customer water usage during the three months ended June 30, 2015 as compared to the same period in 2014. These increases in the water supply cost balancing account were partially offset by increases in water vendor rates and an increase in purchased water in the water supply mix as compared to the second quarter of 2014.
For the three months ended June 30, 2015, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $2.6 million, as compared to $2.0 million for the three months ended June 30, 2014, due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh increased from $45.08 per MWh for the three months ended June 30, 2014 to $46.70 for the same period in 2015.  The electric supply cost balancing account included in total supply costs decreased by $573,000 due to the increase in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2015 and 2014, other operation expenses by business segment consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$5,750	$5,792	$(42)	(0.7)%
Electric Services	790	656	134	20.4%
Contracted Services	822	637	185	29.0%
Total other operation	$7,362	$7,085	$277	3.9%
     For the three months ended June 30, 2015, other operation expenses for the electric and contracted services segments increased primarily due to a higher percentage of total operation and maintenance labor attributable to operation-related activities. For the three months ended June 30, 2014, a higher percentage of labor costs were incurred for maintenance-related activities.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$14,786	$14,402	$384	2.7%
Electric Services	2,217	2,022	195	9.6%
Contracted Services	3,465	2,983	482	16.2%
AWR (parent)	3	—	3	100.0%
Total administrative and general	$20,471	$19,407	$1,064	5.5%

Excluding an overall reduction in billed surcharges of $587,000 at the water and electric segments, which have no impact on earnings, administrative and general expenses for the utility segments increased by $1.2 million during the three months ended June 30, 2015, as compared to the same period in 2014. The increase was due primarily to higher legal and other outside service costs at the water segment related to condemnation and drought activities. GSWC will continue to incur legal costs to defend its water systems from condemnation actions. As previously mentioned, in connection with efforts to meet the California Governor's order to reduce overall water usage by 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental drought-related costs are being expensed until recovery is approved by the CPUC. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

In addition, administrative and general expenses for contracted services increased by $482,000 due primarily to a shift in labor and other indirect costs for the three months ended June 30, 2015 to administrative and general-related activities in support of various functions at ASUS subsidiaries.  This increase was largely offset by a decrease in such costs included in construction expenses. For the three months ended June 30, 2014, a higher percentage of labor and other indirect costs were incurred for construction-related activities and, as such, were reflected under ASUS construction expenses.
Depreciation and Amortization
For the three months ended June 30, 2015 and 2014, depreciation and amortization by business segment consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$9,768	$9,634	$134	1.4%
Electric Services	467	598	(131)	(21.9)%
Contracted Services	301	293	8	2.7%
Total depreciation and amortization	$10,536	$10,525	$11	0.1%

For the three months ended June 30, 2015, overall depreciation and amortization expense remained flat. The increase at the water segment resulted primarily from additions to utility plant during 2014 and was mostly offset by new lower depreciation rates at the electric segment, as approved by the CPUC in November 2014 in connection with the electric general rate case.

Maintenance

For the three months ended June 30, 2015 and 2014, maintenance expense by business segment consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$3,443	$3,544	$(101)	(2.8)%
Electric Services	224	239	(15)	(6.3)%
Contracted Services	538	544	(6)	(1.1)%
Total maintenance	$4,205	$4,327	$(122)	(2.8)%

Maintenance expense for water services decreased by $101,000 due to a higher level of maintenance performed in 2014. However, planned maintenance expense for water services is expected to be higher for the full year 2015 than in 2014.

Property and Other Taxes

For the three months ended June 30, 2015 and 2014, property and other taxes by business segment consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$3,515	$3,296	$219	6.6%
Electric Services	233	234	(1)	(0.4)%
Contracted Services	312	435	(123)	(28.3)%
Total property and other taxes	$4,060	$3,965	$95	2.4%

Property and other taxes for water services increased during the three months ended June 30, 2015 due primarily to capital additions and associated higher assessed property values. This was partially offset by a decrease in gross receipts taxes at contracted services resulting from the elimination of such taxes in North Carolina effective July 1, 2014.

ASUS Construction

For the three months ended June 30, 2015, construction expenses for contracted services were $10.4 million, decreasing $3.4 million compared to the same period in 2014 due primarily to decreases in overall construction activity. In addition, as previously discussed, there was a shift in labor and other indirect costs incurred as administrative and general activities, while in the same period of 2014, a higher percentage was incurred for construction-related activities.

Interest Expense

For the three months ended June 30, 2015 and 2014, interest expense by business segment, including AWR (parent) consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$5,203	$5,381	$(178)	(3.3)%
Electric Services	313	340	(27)	(7.9)%
Contracted Services	10	57	(47)	(82.5)%
AWR (parent)	1	—	1	100.0%
Total interest expense	$5,527	$5,778	$(251)	(4.3)%

For the three months ended June 30, 2015, interest expense decreased $251,000 as compared to the same period in 2014, due primarily to $15.0 million of certain long-term notes replaced during the fourth quarter of 2014 with lower interest-bearing notes.

Interest Income

For the three months ended June 30, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$95	$110	$(15)	(13.6)%
Electric Services	2	3	(1)	(33.3)%
Contracted Services	2	2	—	—%
AWR (parent)	3	8	(5)	(62.5)%
Total interest income	$102	$123	$(21)	(17.1)%

Income Tax Expense

For the three months ended June 30, 2015 and 2014, income tax expense by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$8,587	$9,374	$(787)	(8.4)%
Electric Services	213	409	(196)	(47.9)%
Contracted Services	888	923	(35)	(3.8)%
AWR (parent)	(154)	(444)	290	(65.3)%
Total income tax expense	$9,534	$10,262	$(728)	(7.1)%

Consolidated income tax expense for the three months ended June 30, 2015 decreased by $728,000 due primarily to an overall lower effective income tax rate ("ETR"). AWR's consolidated ETR was 37.9% for the three months ended June 30, 2015 as compared to 40.1% for the three months ended June 30, 2014. The consolidated ETR decreased as a result of changes in the ETRs at GSWC and ASUS. The ETR for GSWC was 40.5% for the three months ended June 30, 2015 as compared to 42.1% applicable to the three months ended June 30, 2014 due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and permanent differences such as deductions related to production activities.  The ETR at ASUS was lower primarily as a result of a reduction in state income taxes, which vary among the jurisdictions in which it operates.

Consolidated Results of Operations — Six Months Ended June 30, 2015 and 2014 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$159,085	$156,989	$2,096	1.3%
Electric	18,858	18,784	74	0.4%
Contracted services	37,608	41,813	(4,205)	(10.1)%
Total operating revenues	215,551	217,586	(2,035)	(0.9)%

OPERATING EXPENSES
Water purchased	28,706	27,487	1,219	4.4%
Power purchased for pumping	4,140	4,534	(394)	(8.7)%
Groundwater production assessment	7,511	8,393	(882)	(10.5)%
Power purchased for resale	5,065	4,687	378	8.1%
Supply cost balancing accounts	3,629	712	2,917	*
Other operation	13,522	14,032	(510)	(3.6)%
Administrative and general	39,998	39,591	407	1.0%
Depreciation and amortization	21,084	21,055	29	0.1%
Maintenance	7,682	7,816	(134)	(1.7)%
Property and other taxes	8,336	8,290	46	0.6%
ASUS construction	20,458	27,221	(6,763)	(24.8)%
Total operating expenses	160,131	163,818	(3,687)	(2.3)%

OPERATING INCOME	55,420	53,768	1,652	3.1%

OTHER INCOME AND EXPENSES
Interest expense	(10,755)	(11,405)	650	(5.7)%
Interest income	214	235	(21)	(8.9)%
Other, net	350	396	(46)	(11.6)%
	(10,191)	(10,774)	583	(5.4)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	45,229	42,994	2,235	5.2%
Income tax expense	17,432	16,619	813	4.9%

NET INCOME	$27,797	$26,375	$1,422	5.4%

Basic earnings per Common Share	$0.73	$0.68	$0.05	7.4%

Fully diluted earnings per Common Share	$0.73	$0.67	$0.06	9.0%
* - Not meaningful

Operating Revenues:

Water

For the six months ended June 30, 2015, revenues from water operations increased $2.1 million to $159.1 million as compared to the same period in 2014. The increase in water revenues was primarily due to third-year rate increases effective January 1, 2015 for certain rate-making areas, and increases generated from advice letter filings approved by the CPUC. These increases were partially offset by a $1.7 million decrease in surcharges during the six months ended June 30, 2015 to recover previously incurred costs approved by the CPUC. Most of these surcharges were implemented in 2013 and expired during 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.

Billed water consumption for the first six months of 2015 decreased by approximately 14% as compared to the same period in 2014 due largely to conservation efforts. As previously discussed, changes in consumption do not have a significant impact on revenues due to the WRAM.

Electric

For the six months ended June 30, 2015, revenues from electric operations were $18.9 million as compared to $18.8 million for the same period in 2014.

Billed electric usage increased by approximately 7% during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The winter experienced in California during the first quarter of 2014 was too warm for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services

For the six months ended June 30, 2015, revenues from contracted services were $37.6 million as compared to $41.8 million for the same period in 2014. The decrease was due to an overall decrease in construction activity as compared to the first six months of 2014, due largely to the completion of several large capital upgrade projects during 2014 which did not recur in 2015. The decrease in capital upgrade projects was partially offset by higher renewal and replacement ("R&R") capital work, primarily at Fort Bliss. R&R construction activity is expected to continue to vary from year-to-year over the remaining term of the 50-year contracts with the U.S. government. The lower construction activity was also partially offset by favorable changes in cost estimates for certain capital upgrade work in progress that resulted in the recognition of construction revenues based on the percentage-of-completion method of accounting, as well as higher operations and maintenance fees resulting from price redeterminations approved in September 2014.

Operating Expenses:

Supply Costs

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.6% and 28.0% of total operating expenses for the six months ended June 30, 2015 and 2014, respectively.

The table below provides the amount (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$159,085	$156,989	$2,096	1.3%
WATER SUPPLY COSTS:
Water purchased (1)	$28,706	$27,487	$1,219	4.4%
Power purchased for pumping (1)	4,140	4,534	(394)	(8.7)%
Groundwater production assessment (1)	7,511	8,393	(882)	(10.5)%
Water supply cost balancing accounts (1)	703	(2,174)	2,877	(132.3)%
TOTAL WATER SUPPLY COSTS	$41,060	$38,240	$2,820	7.4%
WATER GROSS MARGIN (2)	$118,025	$118,749	$(724)	(0.6)%
PERCENT MARGIN - WATER	74.2%	75.6%

ELECTRIC OPERATING REVENUES (1)	$18,858	$18,784	$74	0.4%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,065	$4,687	$378	8.1%
Electric supply cost balancing accounts (1)	2,926	2,886	40	1.4%
TOTAL ELECTRIC SUPPLY COSTS	$7,991	$7,573	$418	5.5%
ELECTRIC GROSS MARGIN (2)	$10,867	$11,211	$(344)	(3.1)%
PERCENT MARGIN - ELECTRIC	57.6%	59.7%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $3,629,000 and $712,000 for the six months ended June 30, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)                                  Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes, or other operation expenses.

 The overall actual percentages of purchased water for the six months ended June 30, 2015 and 2014 were 38% and 35%, respectively, as compared to the adopted percentage of approximately 35% for both years. The overall water gross margin percent was 74.2% for the six months ended June 30, 2015 as compared to 75.6% for the same period of 2014. The decrease in the overall water gross margin as a percentage of total water revenue was primarily due to CPUC-approved increases in rates specifically intended to cover increases in supply costs experienced in certain rate-making areas, and which totaled $3.1 million for the six months ended June 30, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also a $1.7 million decrease in surcharge revenues as compared to the first six months of 2014, with a corresponding decrease in operating expenses, resulting in no impact to pretax operating income.
 Purchased water costs for the six months ended June 30, 2015 increased to $28.7 million as compared to $27.5 million for the same period in 2014 primarily due to an increase in wholesale water costs as compared to the six months ended June 30, 2014 and an increase of purchased water in the supply mix, partially offset by a lower volume of water purchased due to lower water consumption.
 For the six months ended June 30, 2015 and 2014, the cost of power purchased for pumping was approximately $4.1 million and $4.5 million, respectively. Groundwater production assessments decreased $882,000 due to a decrease in well production resulting from several wells being out of service during the six months ended June 30, 2015 as compared to the same period in 2014.

The water supply cost balancing account increased $2.9 million during the six months ended June 30, 2015 as compared to the same period in 2014 due to an increase in rates specifically intended to cover increases in supply cost for certain rate-making areas. This increase in revenues was offset by a corresponding increase in the water supply cost balancing account, resulting in no impact to the water gross margin. There was also an increase due to lower customer water usage during the six months ended June 30, 2015 as compared to the same period in 2014. These increases in the water supply cost balancing account were partially offset by increases in water vendor rates and an increase in purchased water in the water supply mix as compared to the first six months of 2014.
For the six months ended June 30, 2015, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $5.1 million, as compared to $4.7 million for the six months ended June 30, 2014, due to an increase in customer usage during the six months ended June 30, 2015, partially offset by a decrease in the average price per MWh. Customer usage increased 7% as compared to the six months ended June 30, 2014. The average price per MWh decreased from $48.05 per MWh for the six months ended June 30, 2014 to $46.96 for the same period in 2015.  The electric supply cost balancing account included in total supply costs increased by $40,000 due to the decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2015 and 2014, other operation expenses by business segment consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$10,542	$11,484	$(942)	(8.2)%
Electric Services	1,456	1,320	136	10.3%
Contracted Services	1,524	1,228	296	24.1%
Total other operation	$13,522	$14,032	$(510)	(3.6)%
     Excluding an overall reduction in billed surcharges of $294,000 mostly at the water segment and which have no impact on earnings, other operation expenses at the utility segments decreased by $512,000 during the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was due primarily to lower water treatment costs as a result of lower water consumption as well as a higher amount of filter replacements performed in 2014, and a reduction in materials and supplies and bad debt expenses at the water segment. These decreases were partially offset by an increase at contracted services of $296,000 due primarily to an increase in labor costs from operation-related activities.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$28,325	$29,154	$(829)	(2.8)%
Electric Services	4,235	4,255	(20)	(0.5)%
Contracted Services	7,432	6,136	1,296	21.1%
AWR (parent)	6	46	(40)	(87.0)%
Total administrative and general	$39,998	$39,591	$407	1.0%

     Excluding an overall reduction in billed surcharges of $1.5 million mostly at the water segment and which have no impact on earnings, administrative and general expenses for the utility segments increased by $651,000 during the six months ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to higher legal and other outside service costs at the water segment related to condemnation and drought activities, as previously discussed. GSWC will continue to incur legal costs to defend its water systems from condemnation actions. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

In addition, administrative and general expenses for contracted services increased by $1.3 million primarily due to a shift in labor and other indirect costs for the first six months of 2015 to administrative and general-related activities in support of various functions at ASUS subsidiaries.  This increase was mostly offset by a decrease in labor and other indirect costs recorded to construction expenses. For the six months ended June 30, 2014, a higher percentage of labor and other indirect costs were incurred for construction-related activities and, as such, were reflected under ASUS construction expenses. Furthermore, there was an increase in legal and other outside service costs, as compared to the same period in 2014.

Depreciation and Amortization

For the six months ended June 30, 2015 and 2014, depreciation and amortization by business segment consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$19,709	$19,197	$512	2.7%
Electric Services	767	1,275	(508)	(39.8)%
Contracted Services	608	583	25	4.3%
Total depreciation and amortization	$21,084	$21,055	$29	0.1%

For the six months ended June 30, 2015, overall depreciation and amortization expense remained flat. The increase at the water segment resulted primarily from additions to utility plant during 2014 and was mostly offset by new lower depreciation rates at the electric segment, as approved by the CPUC in November 2014 in connection with the electric general rate case.

Maintenance

For the six months ended June 30, 2015 and 2014, maintenance expense by business segment consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$6,090	$6,398	$(308)	(4.8)%
Electric Services	394	446	(52)	(11.7)%
Contracted Services	1,198	972	226	23.3%
Total maintenance	$7,682	$7,816	$(134)	(1.7)%

Maintenance expense for water services decreased by $308,000 due to a higher level of maintenance performed in 2014. However, planned maintenance expense for water services is expected to be higher for the full year 2015 than in 2014.

Maintenance expense for contracted services increased $226,000 due to an increase in labor costs resulting from an increase in maintenance-related activities, and higher outside services costs at various military bases during the six months ended June 30, 2015 as compared to the same period in 2014.

Property and Other Taxes

For the six months ended June 30, 2015 and 2014, property and other taxes by business segment consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$7,150	$6,941	$209	3.0%
Electric Services	516	485	31	6.4%
Contracted Services	670	864	(194)	(22.5)%
Total property and other taxes	$8,336	$8,290	$46	0.6%

Property and other taxes for water services increased during the six months ended June 30, 2015 due primarily to capital additions and associated higher assessed property values. This was partially offset by a decrease in gross receipts taxes at contracted services resulting from the elimination of such taxes in North Carolina effective July 1, 2014.

ASUS Construction

For the six months ended June 30, 2015, construction expenses for contracted services were $20.5 million, decreasing $6.8 million compared to the same period in 2014 due primarily to a decrease in overall construction activity. In addition, as previously discussed, there was a higher amount of internal labor incurred for administrative and general-related activities, while in 2014 such labor was incurred for construction activities.

Interest Expense

For the six months ended June 30, 2015 and 2014, interest expense by business segment, including AWR (parent) consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$10,106	$10,655	$(549)	(5.2)%
Electric Services	628	677	(49)	(7.2)%
Contracted Services	20	126	(106)	(84.1)%
AWR (parent)	1	(53)	54	(101.9)%
Total interest expense	$10,755	$11,405	$(650)	(5.7)%

For the six months ended June 30, 2015, interest expense decreased $650,000 due largely to an increase in capitalized interest at the water segment resulting from the approval of additional allowance for funds used during construction ("AFUDC") from advice letter filings approved by the CPUC during the first quarter of 2015. In addition, GSWC replaced $15.0 million of certain long-term notes during the fourth quarter of 2014 with lower interest-bearing notes.

Interest Income

For the six months ended June 30, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$197	$216	$(19)	(8.8)%
Electric Services	4	6	(2)	(33.3)%
Contracted Services	4	4	—	—%
AWR (parent)	9	9	—	—%
Total interest income	$214	$235	$(21)	(8.9)%

Income Tax Expense

For the six months ended June 30, 2015 and 2014, income tax expense by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	$ CHANGE	% CHANGE
Water Services	$14,731	$14,332	$399	2.8%
Electric Services	1,316	1,156	160	13.8%
Contracted Services	1,759	1,746	13	0.7%
AWR (parent)	(374)	(615)	241	(39.2)%
Total income tax expense	$17,432	$16,619	$813	4.9%

Consolidated income tax expense for the six months ended June 30, 2015 increased by approximately $813,000 due primarily to an increase in pretax income. AWR's consolidated ETR was 38.5% for the six months ended June 30, 2015 as compared to 38.7% for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and as market interest rates increase. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers.

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $196.8 million was available on June 30, 2015 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of June 30, 2015, there were no outstanding borrowings under this facility and $10.8 million of letters of credit outstanding.  As of June 30, 2015, AWR had $89.2 million available to borrow under the credit facility.

In May 2015, Standard & Poor's Rating Services ("S&P") affirmed the 'A+' credit rating on both American States Water Company and its wholly owned subsidiary, Golden State Water Company. S&P also revised its rating outlook to stable from positive on both companies. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and 'A+' credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the six months ended June 30, 2015, GSWC incurred $32.5 million in company-funded capital expenditures. During 2015, GSWC's company-funded capital expenditures are estimated to be between $85 - $90 million.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 75 consecutive years.  On July 28, 2015, AWR's Board of Directors approved a 5.2% increase in the third quarter dividend from $0.213 per share to $0.224 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on September 1, 2015 to shareholders of record at the close of business on August 14, 2015.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of AWR's Common Shares. This stock repurchase program was completed in May 2015. On May 19, 2015, AWR's Board of Directors approved a new stock repurchase program, authorizing AWR to repurchase up to 1.2 million shares of its Common Shares from time to time through June 30, 2017. The repurchase programs are intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of appropriate equity ratios for GSWC and ASUS. As of June 30, 2015, the current ratio is 59% equity and 41% debt. Based upon current expectations, including the projected infrastructure needs for GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally been sufficient to meet operating requirements and a portion of capital expenditure requirements. Registrant’s future cash flows from operating activities will be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use, and required cash contributions to pension and post-retirement plans.  In connection with efforts to meet the California Governor's order to reduce overall water usage by 25% as compared to 2013, GSWC has been authorized by the CPUC to track incremental drought costs incurred in a memorandum account for possible future recovery. In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Net cash provided by operating activities of Registrant was $63.0 million for the six months ended June 30, 2015 as compared to $90.9 million for the same period in 2014.  The decrease in operating cash flow was primarily due to a decrease in cash generated by contracted services due to the timing of billing and cash receipts for construction work at military bases during the six months ended June 30, 2015 as compared to the same period in 2014. The billings (and cash receipts) for construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. During the six months ended June 30, 2014, cash payments were received for the completion of several large capital upgrade projects that did not recur during the same period in 2015. Cash flow from construction-related activities will fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. There was also a decrease in customer water usage resulting from conservation efforts, which lowered customer billings at GSWC and increased the WRAM regulatory assets. These decreases in the consolidated cash flows from operating activities were partially offset by lower income tax payments made during the six months ended June 30, 2015 due, in large part, to the implementation of the new tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $35.6 million for the six months ended June 30, 2015 as compared to $35.8 million for the same period in 2014.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

 Cash Flows from Financing Activities:

Registrant’s financing activities include primarily: (i) the sale proceeds from, and repurchase of, Common Shares and stock option exercises and short-term and long-term debt; (ii) the issuance and repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of, construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.

Net cash used in financing activities was $59.5 million for the six months ended June 30, 2015 as compared to $15.4 million cash used for the same period in 2014. This increase in cash used was primarily due to the repurchase of approximately $41.8 million in AWR Common Shares as part of the stock repurchase programs during the six months ended June 30, 2015. Additionally, there was a decrease in cash receipts from advances and contributions in aid of construction during the six months ended June 30, 2015 as compared to the same period in 2014 due to several large capital projects funded during 2014 with advances and/or contributions in aid of construction.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding Common Shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers.  As previously discussed, GSWC has been authorized by the CPUC to track incremental drought costs incurred in a memorandum account for possible future recovery.

GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer refundable are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation as used for the related property.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $61.9 million for the six months ended June 30, 2015 as compared to $64.9 million for the same period in 2014.  This decrease is primarily due to a decrease in customer water usage resulting from conservation efforts, which lowers customer billings and increases the WRAM regulatory assets. The decrease in customer billings was partially offset by lower income tax payments made during the six months ended June 30, 2015 due, in large part, to the implementation of the new tax repair regulations during the fourth quarter of 2014, as previously discussed.

The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $38.3 million for the six months ended June 30, 2015 as compared to $34.0 million for the same period in 2014. Cash used for capital expenditures for the six months ended June 30, 2015 was $33.8 million. During 2015, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $90 million. During the six months ended June 30, 2015, GSWC-funded capital expenditures were $32.5 million. In addition, during the six months ended June 30, 2015, AWR borrowed $3.0 million from GSWC under an interest-bearing note, whereby AWR may borrow up to $20.0 million for working capital purposes.

Cash Flows from Financing Activities:

Net cash used in financing activities was $27.7 million for the six months ended June 30, 2015 as compared to $25.5 million for the same period in 2014.  The increase in cash used in financing activities was due primarily to a decrease in cash receipts from advances and contributions in aid of construction as compared to the six months ended June 30, 2014.

ASUS
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.

Contractual Obligations and Other Commitments

Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases, are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain an annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2014 for a detailed discussion of contractual obligations and other commitments.

Contracted Services

Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; and/or (iii) becomes subject to new regulatory requirements such as more stringent water quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment. The timely filing for and receipt of price redeterminations continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.

In 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not seen any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the on-going effects of sequestration have been mitigated through the passage of a fiscal year 2015 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt ceiling limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations and issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency (“DCAA”) and/or the Defense Contract Management Agency (“DCMA”).  Both DCAA and DCMA conduct audits of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). DCAA may also perform reviews of selected aspects of a contractor's accounting based on requests from a contracting officer(s). If the DCAA believes ASUS and/or its subsidiaries have accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the DCAA auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government contract business system requirements may result in delays in the timing of resolution of price redetermination filings and/or the ability to file new proposals with the Government. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits or upon mutual agreement with the U.S. government.
Below is a summary of significant projects, price redeterminations and other filings by subsidiaries of ASUS.

•
FBWS - A filing to operate and maintain the East Bliss area at Fort Bliss was finalized in the third quarter of 2014 with an annual increase in operations and maintenance fees of approximately $575,000 and $2.7 million in annual renewal and replacement (R&R) fees. Approximately $2.9 million of funding for capital upgrade modifications were also issued to FBWS, which were approximately 35% complete as of June 30, 2015.

•
TUS - The second price redetermination, covering the period February 2011 through January 2014, was approved in September 2014. This agreement, which included a true-up of infrastructure to be operated by TUS, provided for an annualized increase in operations and maintenance fees of $256,000. In addition, renewal and replacement fees were increased by an annualized amount of approximately $135,000. The third price redetermination, for the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015.

•
ODUS - The second and third price redeterminations for the Fort Lee privatization contract in Virginia, for the six-year period beginning February 2011, and for the other bases that ODUS operates in Virginia, for the six-year period beginning April 2011, are expected to be resolved in the third quarter of 2015.

•
PSUS - The first price redetermination for PSUS was approved in September 2014. The approved agreement provided for an annual increase in operations and maintenance fees of approximately $103,000 above the previously approved level. The second redetermination for Fort Jackson, covering the period mid-February 2013 through mid-February 2016, was filed in the third quarter of 2014 and is expected to be resolved in the third quarter of 2015.

•
ONUS - The second price redetermination for the period covering March 2013 through February 2016 was approved in September 2014, resulting in an annualized increase in operations and maintenance fees of approximately $615,000. The agreement also provided for an annualized increase in R&R funding of approximately $3.7 million.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provides for a reduction in the number of water meters to be installed and reduces the price associated with the revised scope. This $11.0 million project commenced during the second quarter of 2012 and is expected to be completed by the fourth quarter of 2015.

Regulatory Matters

Recent Changes in Rates
The CPUC has approved third-year rate increases effective January 1, 2015. These increases, in addition to rate increases related to approval of advice letters for the completion of certain capital projects, are expected to generate an additional $2.6 million in gross margin for 2015 as compared to the adopted gross margin in 2014. Third-year rate increases are based on an earnings test and inflation factors.

Pending General Rate Case Requests
In July 2014, GSWC filed a general rate case ("GRC") for all of its water regions and the general office. The application will determine rates for the years 2016 - 2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and other expenses. Hearings for the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. In April 2015, a special phase of the rate case was authorized by the CPUC in order to address a specific matter within one of GSWC's service areas. Hearings on this special phase are scheduled for September 2015. A final decision on this rate case is expected by the end of 2015, with new rates effective January 1, 2016.

In July 2015, GSWC filed a motion with the CPUC for interim water rates to be effective January 1, 2016 in the event the CPUC does not issue a final decision on the water GRC by January 1, 2016. As part of the filing, GSWC also requested authorization to establish a memorandum account to track the difference between the interim rates, which GSWC proposes to remain at current levels, and final rates once approved by the CPUC.

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

In December 2014, the accounting firm engaged by the CPUC to conduct the first independent audit provided its draft report to GSWC for comments. The report asserted that GSWC had not complied, in all material respects, with the CPUC’s requirements and GSWC's procurement policies during the period from 1994 to 2006. Subsequent to 2006, except for specific instances of alleged noncompliance, GSWC was found to be in compliance, in all material respects, with the CPUC’s requirements and GSWC’s procurement policies. The findings and corresponding recommendations in the draft report included, among other things, instances of inadequate documentation to support competitive bidding procedures, change orders, and sole source justifications. In February 2015, management provided its responses to the draft report and each of the findings noted by the accounting firm. GSWC informed the accounting firm of certain inaccuracies in their report, asserted that GSWC complied, in all material respects, with the CPUC’s requirements throughout the entire audit period and, has been in material compliance with its own procurement policies throughout the audit period.

In March 2015, the accounting firm issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Also in March, the CPUC’s Office of Ratepayer Advocates (“ORA”), in anticipation of receiving the final report, requested that the assigned administrative law judges in the ongoing general rate case convene a second phase of the rate case to consider the findings and recommendations in the final audit report. In June 2015, ORA notified the administrative law judges that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA no longer wished to pursue a second phase in the general rate case to address the final audit report. On August 3, 2015, the presiding administrative law judge issued a ruling that a second phase to the general rate case regarding this issue is not necessary. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.

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

Rural Acquisition

In June 2013, GSWC entered into an Asset Purchase Agreement (the "Agreement") to acquire all of the operating water assets of Rural Water Company (“Rural”) for an aggregate purchase price of approximately $1.7 million.  This transaction was subject to CPUC approval.  In June 2015, the CPUC approved the acquisition of Rural, including GSWC's recovery of the purchase price from customer rates. The consummation of the transaction contemplated by the Agreement is subject to customary conditions, including among other things, adjustments to the purchase price for changes in utility plant since entering into the agreement in 2013.  Upon completion of this transaction, GSWC will serve approximately 960 customers in the City of Arroyo Grande in the county of San Luis Obispo, California, which is near GSWC's Santa Maria customer service area in Coastal California.  Under the terms of the Agreement, GSWC will take over operations thirty days after the remaining conditions to closing are satisfied.  This acquisition is not considered to be material to Registrant’s financial position or results of operations.
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

The CPUC requires GSWC to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the Division of Drinking Water (“DDW”), under the State Water Resources Control Board (“SWRCB”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

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

California Drought and Impacts of Low Precipitation on Water Supplies
In response to the ongoing drought experienced in California, in April 2015, the Governor of California passed an Executive Order directing the SWRCB to impose even greater restrictions to achieve an aggregate statewide 25% reduction in urban water use through February 2016. In May 2015, the SWRCB adopted additional emergency regulations to meet the Governor’s executive order. The reductions required by the SWRCB vary by area, depending on historical water use per capita and reductions to date. The emergency regulations also include mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that meets the SWRCB mandated reductions. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB.
In June 2015, GSWC filed updated drought response actions with the CPUC for each service area to meet the new mandates. In July 2015, the CPUC approved the filings. As a result, all of GSWC's water service areas are currently in Stage 1 of the Staged Mandatory Water Conservation and Rationing Plan, which outlines restrictions for outdoor irrigation for GSWC water customers. Failure to comply with these restrictions could result in a written warning, installation of a flow restrictor (including fees for installation/removal) or termination of water service. If Stage 1 restrictions are deemed insufficient to achieve water use reductions, water allocations may be implemented as part of Stage 2, or higher, of the Staged Mandatory Water Conservation and Rationing Plan. Compliance with the mandatory reductions may result in higher costs to customers and general dissatisfaction with the supply reduction mandates, resulting in increased complaints. To date, all of GSWC's service areas have met the cumulative target. Based on GSWC's drought response actions and customers’ conservation efforts to date, at this time, management does not believe GSWC will be subject to SWRCB penalties for failure to implement a Water Shortage Contingency Plan.
The U.S. Drought Monitor lists more than 90 percent of California in the rank of “Severe Drought.” Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
Metropolitan Water District/ State Water Project
     Every year, the California Department of Water Resources ("DWR") establishes the State Water Project allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow pack levels, reservoir levels and biological diversion restrictions. The State Water Project is a major source of water for the Metropolitan Water District of Southern California ("MWD").
Given the status of the current drought, MWD has implemented a mandatory reduction in overall supply delivery of 15%, effective July 1, 2015. The actual reduction will vary by member agency, and agencies exceeding their allocated reduction will face a surcharge per acre-foot of additional water, up to four times the normal MWD rate. For GSWC, these increases will result in increased purchase water costs, which are included in the Modified Cost Balancing Account.

New Accounting Pronouncements

Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods for AWR and GSWC could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at GSWC's electric division and economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2015	246,512		$39.48	195,538	152,475
May 1 – 31, 2015	256,716		$38.61	152,475	1,200,000
June 1 – 30, 2015	423,034		$37.12	387,021	812,979
Total	926,262	(2)	$38.17	735,034

(1)        On March 27, 2014, AWR announced that it may repurchase up to 1.25 million of its Common Shares through June 30, 2016 pursuant to a stock repurchase program. This repurchase program was completed in May 2015. On May 19, 2015, AWR's Board of Directors approved a stock repurchase program to purchase up to an additional 1.2 million of its Common Shares through June 30, 2017. AWR also from time to time repurchases its Common Shares for employees pursuant to AWR’s 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)        Of this amount, 183,900 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and 7,328 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On July 28, 2015, AWR's Board of Directors approved a third quarter dividend of $0.224 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on September 1, 2015 to shareholders of record at the close of business on August 14, 2015.

(b)  There have been no material changes during the second quarter of 2015 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 4, 2015