Form 10-K
period 2015-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2016-02-24
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015 or
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

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $1,393,317,000 and $1,710,746,000 on June 30, 2015 and February 22, 2016, respectively. The closing price per Common Share of American States Water Company on February 22, 2016, as quoted in The Wall Street Journal website, was $46.84.  As of February 22, 2016, the number of Common Shares of American States Water Company outstanding was 36,523,179. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2015 and February 22, 2016.
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

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

PART I

Item 1. Business

This annual report on Form 10-K is a combined report being filed by two separate Registrants, American States Water Company (“AWR”) and Golden State Water Company (“GSWC”). References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report relating to AWR and its subsidiaries, other than GSWC.

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2015.

General

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries (Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units, water and electric service utility operations, conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS and ONUS may be referred to herein individually as a “Military Utility Privatization Subsidiary” or collectively as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in 10 counties in the State of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  It was incorporated as a California corporation on December 31, 1929. GSWC also distributes electricity in several San Bernardino County mountain communities in California through its Bear Valley Electric Service (“BVES”) division.

GSWC served 260,151 water customers and 23,846 electric customers at December 31, 2015, or a total of 283,997 customers, compared with 258,191 water customers and 23,716 electric customers at December 31, 2014, or a total of 281,907 customers. GSWC’s operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2015, 2014 and 2013.

ASUS, through its wholly owned subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to redetermination every three years following the initial two years of the contract or annually under an economic price adjustment. Contracts are also subject to equitable price adjustments and modifications for changes in circumstances, changes in laws and regulations, additions to the contract value for new construction of facilities at the military bases and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’s military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate, as of the effective date of their respective contracts, the following water and wastewater systems:

•	FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico effective October 1, 2004;

•	TUS - water and wastewater systems at Joint Base Andrews in Maryland effective February 1, 2006;

•
ODUS - wastewater system at Fort Lee in Virginia effective February 23, 2006 and the water and wastewater systems at Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story in Virginia (“TRADOC”) effective April 3, 2006;

•	PSUS - water and wastewater systems at Fort Jackson in South Carolina effective February 16, 2008; and

•	ONUS - water and wastewater systems at Fort Bragg, Pope Army Airfield and Camp Mackall, North Carolina effective March 1, 2008.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 15 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric distribution segments are not dependent upon a single or only a few customers.  The U.S. government is the primary customer for ASUS’s contracted services.  ASUS, from time to time, performs work at military bases for other prime contractors of the U.S. government.

The revenue from AWR’s segments is seasonal. The impact of seasonality on these AWR businesses is discussed in more detail in Item 1A. “Risk Factors.”

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Environmental Matters.”

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services and governmental entities primarily on the basis of price and quality of service.

AWR Workforce

AWR and its subsidiaries had a total of 707 employees as of January 31, 2016.  GSWC had 553 employees as of January 31, 2016.  Seventeen employees of BVES are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2017.  Prior to March 2015, sixty-three employees at one of GSWC’s water rate-making areas were covered by a collective bargaining agreement with the Utility Workers Union of America ("UWUA"), which expired by its own terms on August 31, 2014 and was thereafter extended on a monthly basis through February 28, 2015.  In March 2015, GSWC received objective evidence that UWUA had lost support of a majority of the bargaining unit employees.  Consequently, GSWC withdrew recognition of UWUA effective as of March 2, 2015.  Thus, other than at BVES, GSWC has no other unionized employees.

ASUS had 154 employees as of January 31, 2016.  Sixteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in 2017.

Forward-Looking Information

This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:

•
the outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in GSWC's general rate cases and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of our costs;

•	changes in the policies and procedures of the CPUC;

•	timeliness of CPUC action on rates;

•
availability of water supplies, which may be adversely affected by the California drought, changes in weather patterns in the West, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

•	the impact of opposition to GSWC rate increases on our ability to recover our costs through rates;

•	the impact of condemnation actions on the size of our customer base;

•	our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure;

•
our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates;

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's regulatory assets, liabilities and revenues subject to refund or regulatory disallowances;

•	changes in environmental laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements;

•	our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations;

•
our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs;

•	adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;

•	our electric division's ability to comply with the CPUC’s renewable energy procurement requirements;

•
changes in GSWC's long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases;

•	changes in accounting treatment for regulated utilities;

•	effects of changes in or interpretations of tax laws, rates or policies;

•	changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for construction activities;

•
termination, in whole or in part, of one or more of our military utility privatization contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default;

•
termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities;

•
delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government or otherwise;

•	delays in obtaining redetermination of prices or economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

•
explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions;

•
the impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely;

•
potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber-attack or other cyber incident;

•
restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt; and

•	our ability to access capital markets and other sources of credit in a timely manner on acceptable terms.

Please consider our forward-looking statements in light of these risks as you read this Form 10-K.  We qualify all of our forward-looking statements by these cautionary statements.

Item 1A. Risk Factors

You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business

GSWC's revenues depend substantially on the rates and fees it charges its customers and the ability to recover its costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments or price redeterminations for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.  Interim rates may also be granted by the U.S. government should there be delays in the price redetermination process.

Regulatory decisions may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment charges and customer refunds. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.  A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

We are also, in some cases, required to estimate future expenses and, in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period of time, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

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

We may also be subject to fines or penalties if a regulatory agency, including the U.S. government, determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we successfully appeal such an adverse determination. Regulatory agencies may also disallow certain costs if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.

Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase

Our capital and operating costs at GSWC can increase substantially as a result of increases in environmental regulation arising from increases in the cost of upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, compliance-monitoring activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs through the ratemaking process. We may also be able to recover these costs under settlement and contractual arrangements.

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

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  However, our insurance policies contain exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance policies cover property, workers compensation, employer liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

We have experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from BVES’s ordinary operations. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect GSWC’s financial condition and results of operations.

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

The extended California drought and changes in weather patterns in the West and population growth in California have caused increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water Metropolitan Water District of Southern California ("MWD") and other state water contractors are able to import from northern California.

We have implemented tiered rates and other practices in order to encourage water conservation. We have also implemented programs to assist customers in complying with mandated water usage reductions. Over the long term, we are acting to secure additional supplies from desalination and increase use of reclaimed water, where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers.

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

*
result in an increase in our capital expenditures over the long term, for example, by requiring future construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and other facilities to conserve or reclaim water;

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

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources, which vary among our water systems. Certain systems obtain all of their supply from water that is pumped from aquifers within our service areas; some systems purchase all of the supply from wholesale suppliers; some systems obtain the supply from treating surface water sources; and other systems obtain the supply from a combination of wells, surface water sources or wholesale suppliers. The cost of obtaining these supplies varies, and overall costs can be impacted as use within a system varies from time to time. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.

Furthermore, imported water wholesalers, such as MWD, may not always have an adequate supply of water to sell to us. Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased-water rate increases are beyond our control.

GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected as much of the balance we recognize in the MCBA account is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve to eighteen month periods.

Our liquidity and earnings may be adversely affected by maintenance costs

Some of our infrastructure in California is more than fifty years old.  We have experienced leaks and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent water discharge requirements. These costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by GSWC for possible recovery. We may not recover overages from amounts estimated in rates.

Our liquidity and earnings may be adversely affected by our conservation efforts

Our water utility business is heavily dependent upon revenue generated from rates charged to our residential customers for the volume of water used. The rates we charge for water are regulated by the CPUC and may not be adequately adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset per-customer residential-usage decline.

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per-residential-customer water usage due to factors such as:

*      conservation efforts to reduce costs;
*      drought conditions resulting in additional water conservation;
*      the use of more efficient household fixtures and appliances by consumers to save water;
*      voluntary or mandatory changes in landscaping and irrigation patterns; and
*      recycling of water by our customers.

These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during such drought conditions.

We implemented a CPUC-approved water-revenue adjustment mechanism ("WRAM") at GSWC, which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected as much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over a twelve, eighteen or thirty-six month period.

Our earnings may be affected by weather during different seasons

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

The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues.  Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues.  GSWC has implemented a CPUC-approved base-revenue-requirement adjustment mechanism for our electric business which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by GSWC’s electric customers.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California

We generally purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new power purchase contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flows may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, GSWC has implemented supply-cost balancing accounts, as approved by the CPUC, to alleviate any fluctuation to supply costs.  We also operate a natural-gas-fueled 8.4 megawatt generator in our electric service area.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electricity prices.

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

Our assets are subject to condemnation

Municipalities and other governmental subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings, which may be costly and may divert the attention of management from the operation of our business.  If a municipality or other governmental subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with the condemnation of these assets. In addition, we would no longer be entitled to any portion of revenue generated from the use of such assets.

Our costs of obtaining and complying with the terms of franchise agreements are increasing

Cities and counties in which GSWC operates have granted GSWC franchises to construct, maintain and use pipes and appurtenances in public streets and rights of way.  The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate GSWC’s operations within the boundaries of the city or unincorporated areas of the counties in which GSWC operates.  Cities and counties have also been attempting to impose new fees on GSWC’s operations, including pipeline abandonment fees and road-cut or other types of capital improvement fees.  At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC for the increased costs of regulation by local governments. These trends may adversely affect GSWC’s ability to recover its costs of providing water service in rates and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC authorized levels.

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public

Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or equipment malfunctions. Injuries and property damage caused by such events may subject GSWC to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000-per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC which could also materially affect GSWC's liquidity and results of operations.
We may be subject to financial losses, penalties and other liabilities if we fail to maintain safe work sites
Our safety record is critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we intend to adhere to such health and safety standards, it is unlikely that we will be able to avoid accidents at all times.
Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.

In addition, our operations can involve the handling and storage of hazardous chemicals, which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure that we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, a failure to comply with such regulations could subject us to liability.

Additional Risks Associated with our Contracted Services

We derive revenues from contract operations primarily from the operation and maintenance of water and/or wastewater systems at military bases and the construction of water and wastewater infrastructure on these bases (including renewal and replacement of these systems). As a result, these operations are subject to risks that are different from those of our public utility operations.

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

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to periodic price adjustments at the time of price redetermination or in connection with economic price adjustments or requests for equitable adjustment or other changes permitted by the terms of the contracts. The contract price for each of these contracts is subject to redetermination every three years following the initial two years of the contracts or economic price adjustments on an annual basis. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service-requirement changes with respect to wages and fringe benefits to the extent provided in each of the contracts.

 We are required to record all costs under these types of contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our price redeterminations, economic price adjustments and/or requests for equitable adjustments are approved.  Delays in obtaining approval of price redeterminations, economic price adjustments and/or equitable adjustments can negatively impact our results of operations and cash flows.

  Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in redetermination of prices or other price adjustments due to canceled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military-base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures for the military generally or military-base operations specifically.

Management also reviews goodwill for impairment at least annually.  ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested price redeterminations, economic price adjustments and/or equitable adjustments are not granted.

Risks associated with the collection of wastewater are different from those of our water distribution operations

The wastewater-collection-system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. The cost of addressing such damages may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses may not be recoverable under our contracts with the U.S. government, covered by insurance policies or we may find it difficult to secure insurance for this business in the future at acceptable rates.

Our contracts for the construction of infrastructure improvements on military bases create risks that are different from those of our operations and maintenance activities

We have entered into contract modifications with the U.S. government and agreements with third parties for the construction of new water and/or wastewater infrastructure at the military bases on which we operate. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we will benefit from cost savings, but are generally unable (except for changes in scope or circumstances approved by the U.S. government or third party) to recover any cost overruns to the approved contract price. Under most circumstances, the U.S. government or third party has approved increased-cost change orders due to changes in scope of work performed.

We generally recognize revenues from these types of contracts using the percentage-of-completion method of accounting. This accounting practice results in our recognizing contract revenues and earnings ratably over the contract term in proportion to contract costs incurred or the physical completion of the construction projects. The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as these construction projects progress.

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

We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases

We are routinely audited or reviewed by the Defense Contract Auditing Agency (“DCAA”) and/or the Defense Contract Management Agency ("DCMA") for compliance with federal acquisition regulations, cost-accounting standards and other laws, regulations and standards that are not applicable to the operations of GSWC. During the course of these audits/reviews, the DCAA or DCMA may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government administrative contracting officer that such costs be disallowed.

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

If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government statutes and regulations, we could also be suspended or barred from future U.S. government contracts for a period of time and be subject to possible damages, fines and penalties and damage to our reputation in the water and wastewater industry.

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

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulations. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us either at the end of each price redetermination or economic adjustment period or at the end of the contract. The U.S. government has the right to offset claimed damages against any amounts owed to us.

We also rely on third-party manufacturers, as well as third-party subcontractors, to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount of costs we incur for these projects exceeds the amount we have estimated in our bid, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform; however, our contracts with these subcontractors include certain protective provisions, which may include the assessment of liquidated damages.  We mitigate these risks by requiring our subcontractors, as appropriate, to obtain performance bonds and to compensate us for any penalties we may be required to pay as a result of their failure to perform.

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

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the attempted expansion of our contract operations associated with the preparation of bids for new contract operations on prospective and existing military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering these costs and other costs from new contract revenues.

Other Risks
The accuracy of our judgments and estimates about financial and accounting matters will impact our operating results and financial condition
The quality and accuracy of estimates and judgments used have an impact on our operating results and financial condition. If our estimates are not accurate, we will be required to make an adjustment in a future period. We make certain estimates and judgments in preparing our financial statements regarding, among others:
*timing of recovering of WRAM and MCBA regulatory assets;
*amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

*	our legal exposure and the appropriate accrual for claims, including general liability and workers compensation claims;
*future costs and assumptions for pensions and other post-retirement benefits;
*regulatory recovery of deferred items; and
*possible tax uncertainties.

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

We may be adversely impacted by economic conditions

Access to external financing on reasonable terms depends, in part, on conditions in the debt and equity markets.  When business and market conditions deteriorate, we may no longer have access to the capital markets on reasonable terms.  Our ability to obtain funds is dependent upon our ability to access the capital markets by issuing debt or equity to third parties or obtaining funds from our revolving credit facility.  In the event of financial turmoil affecting the banking system and financial markets, consolidation of the financial services industry, significant financial service institution failures or our inability to renew or replace our existing revolving credit facility on favorable terms, it may become necessary for us to seek funds from other sources on less favorable terms.

Market conditions and demographic changes may adversely impact the value of our benefit plan assets and liabilities
Market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement benefit plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase, which could adversely affect our financial position and our cash flow position. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.

Market conditions also affect the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of our pension and postretirement benefit plan assets will increase the funding requirements under our pension and postretirement benefit plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected. These risks are mitigated to some extent by the two-way pension balancing account authorized by the CPUC which permits us to track differences between forecasted annual pension expense adopted in rates and actual pension expenses for future recovery or refund to customers.

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

AWR is a holding company that depends on cash flow from its subsidiaries to meet its financial obligations and to pay dividends on its Common Shares

As a holding company, our subsidiaries conduct substantially all operations and our only significant assets are investments in our subsidiaries. This means that we are dependent on distributions of funds from our subsidiaries to meet our debt service obligations and to pay dividends on our Common Shares.

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our credit facility.  Our subsidiaries only pay dividends if and when declared by the subsidiary board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business

In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, business-development and information-technology support positions.  Our regulated business and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service.  In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates.  The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.

 We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems

We rely on various information technology systems to manage our operations. Such systems require periodic modifications, upgrades and/or replacement, which subject us to inherent costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and, in some cases, the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data or delay or prevent operations and adversely affect our financial results.

Security risks, data protection breaches and cyber-attacks could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails or through persons inside the organization or with access to systems inside the organization.  Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems remain vulnerable to damage or interruption from:

*	computer viruses;

*	malware;

*	hacking; and

*	denial of service actions.

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

We operate in areas subject to natural disasters or that may be the target of terrorist activities

We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, flooding and other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where GSWC's operations are concentrated, or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover such costs.

Terrorists could seek to disrupt service to our customers by targeting our assets.  We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases.

The final determination of our income tax liability may be materially different from our income tax provision

Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable business tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities.

In December 2014, the Company changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. As a result of the change, which included a cumulative adjustment for 2013 and prior years, the Company deducted a significant amount of asset costs that consisted primarily of water mains and connections. Our determination of costs that qualify as a capital asset versus a tax deduction for utility asset improvements is subject to subsequent adjustment arising from review by taxing authorities, and may impact the deductions that have been taken on recently filed income tax returns. Although we believe our income tax estimates are appropriate, there is no assurance that the final determination of our current taxes payable will not be materially different, either higher or lower, from the amounts reflected in our financial statements. In the event we are assessed additional income taxes, our financial condition and cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Water Properties

As of December 31, 2015, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,820 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than one acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2015, GSWC owned 238 wells, of which 191 are active operable wells equipped with pumps with an aggregate production capacity of approximately 203 million gallons per day. GSWC has 63 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 113.6 million gallons. GSWC owns no dams. The following table provides information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
238	384	2,820	260,321	25,658	141	113,554	(1)

* Reservoir capacity is measured in thousands of gallons. Mains are in miles.

(1)  GSWC has additional capacity in its Bay Point system through an exclusive capacity right to use 4.4 million gallons from a treatment plant owned by the Contra Costa Water District.  GSWC also has additional reservoir capacity through an exclusive right to use an eight-million-gallon reservoir, one-half of another eight-million-gallon reservoir, and one-half of a treatment plant’s capacity, all owned by the Three Valleys Municipal Water District, to serve the cities of Claremont and San Dimas.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2015, GSWC owned and operated 30.23 miles of overhead 34.5 kilovolt (“kv”) transmission lines, 1.42 miles of underground 34.5 kv transmission lines, 183.78 miles of 4.16 kv or 2.4 kv distribution lines, 54.2 miles of underground cable, 13 sub-stations and a natural-gas-fueled 8.4 MW peaking generation facility.  GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Surface water rights are quantified and managed by the State Water Resources Control Board, unless they originated prior to 1914. As of December 31, 2015, GSWC had adjudicated groundwater rights and surface water rights of 74,332 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified and are not subject to predetermined limitations, but are typically measured by historical usage.

Office Buildings

Registrant owns its general headquarters facilities in San Dimas, California. GSWC also owns and leases certain facilities that house district and customer service offices. ASUS leases office facilities in California, Georgia, Virginia and North Carolina.  However, in 2015, ASUS entered into an agreement to sublet its office facility in California to a third party, which expires in August 2017. TUS rents a temporary service center facility in Maryland, pending the completion of a facility expected to be constructed at that location.  FBWS has a ten-year, renewable, no-cost license for use of space in a U.S. government building at Fort Bliss as a service center.  PSUS, ODUS and ONUS own service centers in South Carolina, Virginia and North Carolina, respectively.

Mortgage and Other Liens

As of December 31, 2015, neither AWR, GSWC, nor ASUS, or any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding.

Under the terms of certain debt of AWR and GSWC, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

Condemnation of Properties

The laws of the state of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is actually necessary and in the public interest, and (ii) is entitled to receive the fair market value of its property if the property is ultimately taken.
Claremont System:
On November 4, 2014, voters in the City of Claremont ("Claremont" or "the City") approved a measure authorizing the issuance of $135.0 million in water revenue bonds by the City to finance the acquisition of GSWC's Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC.  GSWC does not believe the seizure is necessary and continues to vigorously defend against the potential condemnation. The eminent domain Right to Take trial is scheduled to begin on June 13, 2016. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $49.3 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, the Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system through eminent domain. At this time, management cannot predict the potential for an eminent domain proceeding. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation of Properties
GSWC has been involved in environmental remediation and cleanup at a plant site ("Chadron Plant") that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
 GSWC has accrued an estimated liability which includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and the estimated liability is based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Item 3. Legal Proceedings

On December 9, 2014, the City of Claremont filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125) to acquire the portion of GSWC's system which serves the City of Claremont. GSWC is vigorously contesting this action.
Registrant is subject to ordinary routine litigation incidental to its business. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers compensation claims incurred in the ordinary course of business.  Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares the cumulative 5-year total return provided shareholders on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and a customized peer group of eight companies. The eight companies included in the Company's customized peer group are: American Water Works Company Inc., Aqua America Inc., Artesian Resources Corp, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, York Water Company and SJW Corp.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2010. Relative performance is tracked through December 31, 2015.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among American States Water Company, the S&P 500 Index,
and a Peer Group

*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015
American States Water Company	$100.00	$104.54	$148.29	$182.46	$245.77	$279.96
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Peer Group	$100.00	$114.09	$134.47	$158.27	$192.68	$217.32

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, were:

	Stock Prices
	High	Low
2015
First Quarter	$41.73	$36.86
Second Quarter	$40.70	$35.87
Third Quarter	$41.84	$35.80
Fourth Quarter	$44.14	$39.67

2014
First Quarter	$32.97	$27.02
Second Quarter	$33.27	$27.82
Third Quarter	$34.00	$30.11
Fourth Quarter	$38.74	$30.26
The closing price of the Common Shares of American States Water Company on the NYSE on February 22, 2016 was $46.84.

Approximate Number of Holders of Common Shares
As of February 22, 2016, there were 2,434 holders of record of the 36,523,179 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2015	2014
First Quarter	$0.2130	$0.2025
Second Quarter	$0.2130	$0.2025
Third Quarter	$0.2240	$0.2130
Fourth Quarter	$0.2240	$0.2130
Total	$0.8740	$0.8310
 AWR’s ability to pay dividends is subject to the requirement in its $100.0 million revolving credit facility to maintain compliance with all covenants described in footnote (14) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7, in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $353.3 million was available from GSWC to pay dividends to AWR as of December 31, 2015. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $499.4 million to invoke this covenant as of December 31, 2015.

Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $220.9 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2015. Approximately $184.9 million was available for GSWC to pay dividends to AWR at December 31, 2015. ASUS's ability to pay dividends is subject to the ability of each of its subsidiaries to pay dividends to it, which may, in turn, be restricted by the laws under the states in which the applicable subsidiary was formed.
AWR paid $32.7 million in dividends to shareholders for the year ended December 31, 2015, as compared to $32.1 million for the year ended December 31, 2014. GSWC paid dividends of $62.0 million and $52.0 million to AWR in 2015 and 2014, respectively. ASUS did not pay dividends to AWR in 2015 or 2014. AWR paid $72.9 million and $17.2 million to repurchase its Common Shares in 2015 and 2014, respectively.

Other Information

The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2015.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1—31, 2015	1,285		$41.71	—	238,147
November 1—30, 2015	239,484		$40.55	238,147	—
December 1—31, 2015	26,649		$41.00	—	—
Total	267,418	(2)	$40.60	238,147

(1)         On May 19, 2015, AWR's Board of Directors approved a stock repurchase program to purchase up to 1.2 million shares of its Common Shares through June 30, 2017. AWR also from time to time purchases its Common Shares for employees pursuant to AWR's 401(k) plan and for participants in its Common Share Purchase and Dividend Reinvestment Plan.
(2)         Of this amount, 21,000 Common Shares were acquired on the open market for employees pursuant to AWR's 401(k) Plan and 8,270 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2015	2014	2013	2012	2011
Income Statement Information:
Total Operating Revenues	$458,641	$465,791	$472,077	$466,908	$419,913
Total Operating Expenses	340,152	346,746	353,005	355,814	324,809
Operating Income	118,489	119,045	119,072	111,094	95,104
Interest Expense	21,088	21,617	22,415	22,765	23,681
Interest Income	458	927	707	1,333	859
Income from Continuing Operations	$60,484	$61,058	$62,686	$54,148	$42,010
Income from Discontinued Operations, net of tax (2)	$—	$—	$—	$—	$3,849

Basic Earnings per Common Share (1):
Income from Continuing Operations	$1.61	$1.57	$1.61	$1.42	$1.12
Income from Discontinued Operations (2)	—	—	—	—	0.10
Total	$1.61	$1.57	$1.61	$1.42	$1.22

Fully Diluted Earnings per Common Share (1):
Income from Continuing Operations	$1.60	$1.57	$1.61	$1.41	$1.11
Income from Discontinued Operations (2)	—	—	—	—	0.10
Total	$1.60	$1.57	$1.61	$1.41	$1.21

Average Shares Outstanding	37,389	38,658	38,639	37,998	37,386
Average number of Diluted Shares Outstanding	37,614	38,880	38,869	38,262	37,674
Dividends Declared per Common Share	$0.874	$0.831	$0.760	$0.635	$0.550
Balance Sheet Information:
Total Assets (3)	$1,348,600	$1,378,298	$1,310,183	$1,280,943	$1,238,362
Common Shareholders’ Equity	465,945	506,801	492,404	454,579	408,666
Long-Term Debt	325,541	325,798	326,079	332,463	340,395
Total Capitalization	$791,486	$832,599	$818,483	$787,042	$749,061
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2015	2014	2013	2012	2011
Income Statement Information:
Total Operating Revenues	$364,550	$361,059	$358,540	$342,931	$336,725
Total Operating Expenses	264,141	261,317	256,197	256,326	253,047
Operating Income	100,409	99,742	102,343	86,605	83,678
Interest Expense	20,998	21,524	22,287	22,609	23,292
Interest Income	440	894	615	1,293	801
Net Income	$47,591	$47,857	$48,642	$39,220	$34,822
Balance Sheet Information:
Total Assets (3)	$1,276,520	$1,282,374	$1,233,381	$1,214,052	$1,173,383
Common Shareholder’s Equity	423,730	435,190	437,613	416,257	384,806
Long-Term Debt	325,541	325,798	326,079	332,463	340,395
Total Capitalization	$749,271	$760,988	$763,692	$748,720	$725,201
(1) On September 3, 2013, a two-for-one stock split became effective. The number of shares outstanding, and basic and diluted earnings per share (“EPS”) have been restated for all periods presented above to reflect the stock split.
(2) In May 2011, AWR completed its sale of Chaparral City Water Company (“CCWC”) and recorded a gain on the sale (net of taxes and transaction costs) of approximately $2.2 million, or $0.06 per share. The results of CCWC for 2011 have been presented as a discontinued operation.
(3) Registrant adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015 on a prospective basis, whereby all deferred tax assets and liabilities are classified as noncurrent on the Registrant's balance sheet. Prior periods were not retrospectively adjusted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets, and where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC.

The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and Risk Factors and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water-quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems; increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities; fines, penalties and liabilities arising from failure to comply with health and safety standards and other liabilities related to hazards associated with electricity and chemicals used in our business; and increased costs and difficulties in obtaining insurance protecting BVES from wildfires in its service territory. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.
ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different from those of GSWC. Factors affecting the financial performance of the Military Utility Privatization Subsidiaries are described under Forward-Looking Information and under Risk Factors and include delays in receiving payments from, and the redetermination and economic price or equitable adjustment of prices under, contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal statutes and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price contracts for additional construction work at existing bases and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater systems at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

During the third quarter of 2015, ASUS received retroactive contract modifications from the U.S. government for price redeterminations related to Joint Base Andrews, Fort Jackson and the military bases in Virginia. As a result, included in earnings for the year ended December 31, 2015 was approximately $3.0 million in retroactive revenues related to these redeterminations for prior periods.

In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio (as a percentage of total capitalization) that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with firms in the government contracting industry. As a result, AWR repurchased 1.9 million and 545,000 shares of its stock in 2015 and 2014, respectively, resulting in reduced weighted-average shares outstanding on a diluted basis in both periods, which positively benefited earnings per share in 2015 and 2014. As of December 31, 2015, the equity ratio as a percent of total capitalization was 59%.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2015	12/31/2014	CHANGE
Water	$1.19	$1.16	$0.03
Electric	0.07	0.07	—
Contracted services	0.32	0.31	0.01
AWR (parent)	0.02	0.03	(0.01)
Totals from operations, as reported	$1.60	$1.57	$0.03

For the year ended December 31, 2015, fully diluted earnings per share for the water segment increased by $0.03 per share to $1.19 per share, as compared to $1.16 per share for 2014.  The discussion below includes the items which impacted the comparability of the two periods. The discussion excludes the effects of a decrease in water surcharges billed to customers to recover previously incurred costs, which resulted in lower water revenues of approximately $2.0 million with a corresponding decrease in operating expenses and, therefore, had no impact on operating income.

•
The water gross margin increased by $1.2 million primarily as a result of CPUC-approved third-year rate increases and advice letter filings for the completion of certain capital projects not previously included in rates. These increases were partially offset by $1.4 million of under-collections in the 2015 Water Revenue Adjustment Mechanism ("WRAM") not recorded as revenue, as this amount is estimated to not be fully collectable within 24 months following the end of the year under current CPUC amortization guidelines. Under the accounting guidance for alternative revenue programs such as the WRAM, GSWC is required to collect its WRAM balances, net of MCBA, within 24 months following the year in which they are recorded. Due to the state-mandated water-conservation targets, lower water usage has resulted in an increase in under-collections recorded in the 2015 WRAM accounts. Based on the CPUC guidelines, some of GSWC's ratemaking areas will have recovery periods greater than 24 months. This accounting guidance impacts the timing of when WRAM revenues are recorded, but not the collectability; therefore, the $1.4 million will be recognized as revenue in future periods as it becomes collectable within 24 months.

•
Excluding supply costs, there was an increase in operating expenses of approximately $1.0 million due primarily to increases in maintenance costs and depreciation expense. These increases in operating expenses were partially offset by lower other operation-related costs, such as water treatment, mainly as a result of decreases in water usage and pumped water.

•
An increase in earnings per share for the water segment due to the Company’s stock repurchase programs in 2014 and 2015 was partially offset by a decrease in other income, net of other expenses (including interest), of $637,000 due to a decrease in interest income as well as a decrease in gains on investments held for a retirement benefit plan resulting from market conditions during 2015.

For the years ended December 31, 2015 and 2014, diluted earnings from the electric segment were $0.07 per share. Third-year rate increases approved by the CPUC were mostly offset by an increase in operating expenses mainly attributable to costs associated with energy-efficiency and solar-initiative programs approved by the CPUC. The costs of these programs have been included in customer rates equally over the rate cycle. The spending of such funds increased in 2015 due to the delay in receiving the final decision in November 2014 of the BVES rate case, which authorized these programs.

For the year ended December 31, 2015, diluted earnings from contracted services were $0.32 per share, compared to $0.31 per share for the same period in 2014. Impacting the comparability of the two periods were the following items:

•
An increase of $2.6 million in operations and maintenance ("O&M") management fees in 2015 as a result of successful resolutions of various price redeterminations received during the third quarter of 2015. These price redeterminations included an increase of $1.2 million in retroactive O&M management fees, as compared to the retroactive impact for the price redeterminations received in the same period of 2014.

•	An increase in operating expenses of $2.0 million primarily due to an increase in labor, insurance and other outside services costs.

•
An overall decrease in construction activity reducing pretax operating income by approximately $2.0 million due to significant work on several larger projects being substantially completed during 2014, which did not recur in 2015.

•	An increase in earnings per share due to the Company's stock repurchase programs, as well as a reduction in state income taxes, which vary among the jurisdictions in which it operates.

Diluted earnings from AWR (parent) decreased $0.01 per share as compared to the same period in 2014 due primarily to higher state income taxes.

The following discussion and analysis for the years ended December 31, 2015, 2014 and 2013 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2015 and 2014 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
OPERATING REVENUES
Water	$328,511	$326,672	$1,839	0.6%
Electric	36,039	34,387	1,652	4.8%
Contracted services	94,091	104,732	(10,641)	-10.2%
Total operating revenues	458,641	465,791	(7,150)	-1.5%

OPERATING EXPENSES
Water purchased	62,726	57,790	4,936	8.5%
Power purchased for pumping	8,988	10,700	(1,712)	-16.0%
Groundwater production assessment	13,648	16,450	(2,802)	-17.0%
Power purchased for resale	10,395	9,649	746	7.7%
Supply cost balancing accounts	7,785	6,346	1,439	22.7%
Other operation	28,429	28,288	141	0.5%
Administrative and general	79,817	78,268	1,549	2.0%
Depreciation and amortization	42,033	41,073	960	2.3%
Maintenance	16,885	16,092	793	4.9%
Property and other taxes	16,636	16,722	(86)	-0.5%
ASUS construction	52,810	65,368	(12,558)	-19.2%
Total operating expenses	340,152	346,746	(6,594)	-1.9%

OPERATING INCOME	118,489	119,045	(556)	-0.5%

OTHER INCOME AND EXPENSES
Interest expense	(21,088)	(21,617)	529	-2.4%
Interest income	458	927	(469)	-50.6%
Other, net	356	751	(395)	-52.6%
	(20,274)	(19,939)	(335)	1.7%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	98,215	99,106	(891)	-0.9%

Income tax expense	37,731	38,048	(317)	-0.8%

NET INCOME	$60,484	$61,058	$(574)	-0.9%

Basic earnings per Common Share	$1.61	$1.57	$0.04	2.5%

Fully diluted earnings per Common Share	$1.60	$1.57	$0.03	1.9%

Operating Revenues
General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations, economic price adjustments and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations and other contract adjustments are not granted in a timely manner, operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2015, revenues from water operations increased by $1.8 million to $328.5 million, compared to $326.7 million for the year ended December 31, 2014. The increase in water revenues was primarily due to CPUC-approved third-year rate increases effective January 1, 2015 for certain rate-making areas and CPUC-approved increases generated from advice letter filings. There were also CPUC-approved increases in rates implemented during the second and third quarters of 2014 specifically intended to cover increases in supply costs experienced in certain rate-making areas, increasing revenues by $2.9 million for the year ended December 31, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to pretax operating income.
These increases were partially offset by a $2.0 million decrease in surcharges during the year ended December 31, 2015 to recover previously incurred costs approved by the CPUC. Most of these surcharges were implemented in 2013 and expired during 2014. The decrease in revenues from these surcharges was offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to pretax operating income.
Billed water consumption for the year ended December 31, 2015 decreased by approximately 16% as compared to the same period in 2014. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in all three water regions. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. During the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue, as previously discussed. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2015, revenues from electric operations increased by $1.6 million to $36.0 million as compared to $34.4 million for the year ended December 31, 2014. In November 2014, the CPUC issued a final decision on BVES's general rate case, which set new rates for years 2013—2016. The new rates were retroactive to January 1, 2013. The newly adopted revenues for the years 2013 through 2016 are lower than revenues in the previous rate cycle resulting from a revised return on equity of 9.95%, as well as lower depreciation and certain other operating expenses. As a result of the final decision, a cumulative reduction in revenues was recorded during the fourth quarter of 2014, along with a cumulative reduction in depreciation expense. The impact of the retroactive effect of the new rates to BVES's 2014 net earnings was not significant. However, because the new rates were retroactive to January 1, 2013, a portion of the retroactive adjustment recorded during the fourth quarter of 2014 related to 2013. Excluding the impact of 2013's retroactive adjustment, electric revenues increased by approximately $500,000 in 2015 as compared to 2014 due primarily to the CPUC-approved third-year rate increases effective January 1, 2015, and the CPUC-approved increases generated from advice letter filings.
 Billed electric usage for the year ended December 31, 2015 increased 5.4% as compared to the same period in 2014.  The winters experienced in California during the first and fourth quarters of 2014 were too warm for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC-approved base revenue requirement adjustment mechanism, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2015, revenues from contracted services were $94.1 million as compared to $104.7 million for 2014.  The decrease was due primarily to the completion of several large capital upgrade projects during 2014 which did not recur in 2015. The decrease in construction revenues was partially offset by an increase in O&M management fees as a result of successful resolutions of various price redeterminations received during the third quarter of 2015, increasing earnings by approximately $3.0 million as compared to 2014. These price redeterminations also included an increase of $1.2 million in retroactive O&M management fees, as compared to the retroactive impact for the price redeterminations received in 2014.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2015, the U.S. government awarded ASUS approximately $50.0 million in new construction projects, the majority of which are expected to be completed during 2016. Similarly, during the third quarter of 2014, the U.S. government awarded ASUS $27.0 million in new construction projects, the majority of which were completed in 2015. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
     Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water-supply-cost balancing accounts. Supply costs for the electric segment consist of power purchased for resale, the cost of natural gas used by the electric segment’s generating unit, the cost of renewable energy credits and the electric-supply-cost balancing account. Water and electric gross margins are each computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as important measures in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 30.4% and 29.1% of total operating expenses for the years ended December 31, 2015 and 2014, respectively.

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the years ended December 31, 2015 and 2014:

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$328,511	$326,672	$1,839	0.6%
WATER SUPPLY COSTS:
Water purchased (1)	62,726	57,790	4,936	8.5%
Power purchased for pumping (1)	8,988	10,700	(1,712)	-16.0%
Groundwater production assessment (1)	13,648	16,450	(2,802)	-17.0%
Water supply cost balancing accounts (1)	3,623	1,378	2,245	162.9%
TOTAL WATER SUPPLY COSTS	$88,985	$86,318	$2,667	3.1%
WATER GROSS MARGIN (2)	$239,526	$240,354	$(828)	-0.3%
PERCENT MARGIN - WATER	72.9%	73.6%	0.7

ELECTRIC OPERATING REVENUES (1)	$36,039	$34,387	$1,652	4.8%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	10,395	9,649	746	7.7%
Electric supply cost balancing accounts (1)	4,162	4,968	(806)	-16.2%
TOTAL ELECTRIC SUPPLY COSTS	$14,557	$14,617	$(60)	-0.4%
ELECTRIC GROSS MARGIN (2)	$21,482	$19,770	$1,712	8.7%
PERCENT MARGIN - ELECTRIC	59.6%	57.5%	0.6

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply-cost-balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $7.8 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)         Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property and other taxes, and other operation expenses.

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

The overall actual percentages for purchased water for the years ended December 31, 2015 and 2014 were 41% and 35%, respectively, as compared to the adopted percentages of 36% and 35%, respectively. The increase in the supply mix was due to several wells being temporarily out of service during 2015, resulting in an increase in purchased water as compared to pumped water. The overall water gross margin percent was 72.9% for the year ended December 31, 2015 as compared to 73.6% for the same period of 2014. This decrease was primarily due to CPUC-approved increases in rates implemented in the second and third quarters of 2014 specifically intended to cover increases in supply costs experienced in certain rate-making areas, increasing revenues by $2.9 million for the year ended December 31, 2015 as compared to the same period in 2014. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also $1.4 million of WRAM revenue not recorded, as previously discussed.

Purchased water costs for the year ended December 31, 2015 increased by 8.5% to $62.7 million as compared to $57.8 million for the same period in 2014 primarily due to an increase of purchased water in the supply mix as a result of wells being out of service, and an increase in wholesale water costs as compared to the year ended December 31, 2014. These increases were partially offset by a lower volume of water purchased due to lower water consumption.

For the year ended December 31, 2015, the cost of power purchased for pumping decreased to $9.0 million as compared to $10.7 million for the same period in 2014 primarily due to decreases in pumped water resulting from lower water consumption and an increase in purchased water. Groundwater production assessments were $13.6 million in 2015 as compared to $16.5 million in 2014 due to a decrease in well production resulting from several wells being out of service during 2015 as compared to 2014.

The water-supply-cost balancing account increased $2.2 million during the year ended December 31, 2015 as compared to the same period in 2014 due to rates implemented in mid-2014 specifically intended to cover increases in supply costs for certain rate-making areas. This increase in revenues was offset by a corresponding increase in the water-supply-cost balancing account, resulting in no impact to the water gross dollar margin. There was also an increase due to lower customer water usage during 2015 as compared to 2014. These increases in the water-supply-cost balancing account were partially offset by increases in water vendor rates and an increase in purchased water in the water supply mix as compared to 2014.

For the year ended December 31, 2015, the cost of power purchased for resale to BVES's customers increased to $10.4 million, as compared to $9.6 million for the year ended December 31, 2014, due to an increase in customer usage during the year ended December 31, 2015, partially offset by a decrease in the average price per MWh. Customer usage increased 5.4% as compared to the year ended December 31, 2014. The average price per MWh decreased from $48.00 per MWh for the year ended December 31, 2014 to $46.39 per MWh for the same period in 2015. The electric-supply-cost balancing account included in total supply costs decreased by $806,000 primarily due to a decrease in supply cost surcharges, which have no impact on pretax operating income.

Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2015 and 2014, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$21,961	$22,871	$(910)	-4.0%
Electric Services	2,931	2,677	254	9.5%
Contracted Services	3,537	2,740	797	29.1%
Total other operation expenses	$28,429	$28,288	$141	0.5%

Excluding an overall reduction of $286,000 in billed surcharges, which have no impact on earnings, other operation expenses at the utility segments decreased by $370,000 during the year ended December 31, 2015 as compared to the same period in 2014. The decrease was due primarily to lower water treatment costs as a result of lower water consumption as well as a higher amount of filter replacements performed in 2014, and a reduction in materials and supplies and bad debt expenses at the water segment. These decreases were partially offset by an increase in drought-related costs at the water segment and labor-related expenses at the electric segment. In April 2015, as a response to ongoing drought conditions, the Governor of California issued an executive order mandating an overall 25% reduction in water usage as compared to 2013. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. Such incremental drought-related costs are being expensed until recovery is approved by the CPUC.

For the year ended December 31, 2015, other operation expenses for the contracted services segment increased by $797,000 as compared to the same period in 2014 primarily due to a shift in labor costs to operation-related activities from administrative and general activities.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2015 and 2014, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$55,977	$57,729	$(1,752)	-3.0%
Electric Services	8,900	8,085	815	10.1%
Contracted Services	14,929	12,406	2,523	20.3%
AWR (parent)	11	48	(37)	-77.1%
Total administrative and general expenses	$79,817	$78,268	$1,549	2.0%

Excluding an overall reduction of $1.7 million in billed surcharges, which have no impact on earnings, administrative and general expenses for the water services segment decreased slightly during the year ended December 31, 2015 as compared to the same period in 2014. Lower employee-related costs were mostly offset by increases in legal and other outside services costs primarily related to condemnation activities. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

Excluding an overall reduction of $96,000 in billed surcharges, which have no impact on earnings, administrative and general expenses for the electric services segment increased by $911,000 during the year ended December 31, 2015 as compared to the same period in 2014 due primarily to an increase in costs associated with energy-efficiency and solar-initiative programs approved by the CPUC. The costs of these programs have been included in customer rates equally over the rate cycle. The spending of such funds increased in 2015 due to the delay in receiving the final decision in November 2014 of the BVES rate case, which authorized these programs.

For the year ended December 31, 2015, administrative and general expenses for contracted services increased by $2.5 million primarily due to a shift in labor and other indirect costs to administrative and general-related activities, in support of various functions at ASUS, from construction-related activities. There was also an increase in insurance and other outside services costs, as compared to the same period in 2014.

Depreciation and Amortization
For the years ended December 31, 2015 and 2014, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$39,190	$38,388	$802	2.1%
Electric Services	1,703	1,466	237	16.2%
Contracted Services	1,140	1,219	(79)	-6.5%
Total depreciation and amortization	$42,033	$41,073	$960	2.3%

For the year ended December 31, 2015, depreciation and amortization expense for the utility segments increased by $1.0 million resulting primarily from additions to utility plant during 2014.

Maintenance
For the years ended December 31, 2015 and 2014, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$13,935	$13,067	$868	6.6%
Electric Services	758	878	(120)	-13.7%
Contracted Services	2,192	2,147	45	2.1%
Total maintenance	$16,885	$16,092	$793	4.9%

For the year ended December 31, 2015, maintenance expense for water services increased by $868,000 compared to the year ended December 31, 2014 due to higher levels of both planned and unplanned maintenance performed in 2015.

For the year ended December 31, 2015, maintenance expense for electric services decreased by $120,000 due to a higher level of expenses related to unplanned maintenance and tree trimming performed in 2014.

Property and Other Taxes
For the years ended December 31, 2015 and 2014, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$14,250	$14,285	$(35)	-0.2%
Electric Services	994	936	58	6.2%
Contracted Services	1,392	1,501	(109)	-7.3%
Total property and other taxes	$16,636	$16,722	$(86)	-0.5%

For the year ended December 31, 2015, property and other taxes for contracted services decreased by $109,000 due to lower gross receipts taxes primarily resulting from the elimination of such taxes in North Carolina effective July 1, 2014.

ASUS Construction
For the year ended December 31, 2015, construction expenses for contracted services were $52.8 million, decreasing by $12.6 million compared to the same period in 2014 due primarily to significant work on several larger projects being substantially completed during 2014, which did not recur in 2015. In addition, there was a higher amount of internal labor incurred for administrative and general-related activities, while in 2014 such labor was incurred for construction activities.

Interest Expense
     For the years ended December 31, 2015 and 2014, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$19,898	$20,260	$(362)	-1.8%
Electric Services	1,100	1,264	(164)	-13.0%
Contracted Services	33	151	(118)	-78.1%
AWR (parent)	57	(58)	115	-198.3%
Total interest expense	$21,088	$21,617	$(529)	-2.4%

Overall, interest expense for the year ended December 31, 2015 decreased by $529,000 as compared to the same period in 2014 due largely to an increase in capitalized interest at the water segment resulting from the approval of an allowance for funds used during construction ("AFUDC") from advice letter filings approved by the CPUC during the first quarter of 2015. In addition, GSWC replaced $15.0 million of certain long-term notes during the fourth quarter of 2014 with a note that bears a lower interest rate.

Interest Income
For the years ended December 31, 2015 and 2014, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$430	$890	$(460)	-51.7%
Electric Services	10	4	6	150.0%
Contracted Services	7	9	(2)	-22.2%
AWR (parent)	11	24	(13)	-54.2%
Total interest income	$458	$927	$(469)	-50.6%

Interest income decreased by $469,000 for the year ended December 31, 2015 as compared to the same period in 2014 due to interest collected on certain outstanding balances owed to GSWC during 2014. There was no similar item in 2015.

Other, net
For the year ended December 31, 2015, other income decreased by $395,000 primarily due to lower gains recorded on investments held for a retirement benefit plan resulting from recent market conditions as compared to 2014.

Income Tax Expense
For the years ended December 31, 2015 and 2014, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$30,302	$30,410	$(108)	-0.4%
Electric Services	2,170	1,596	574	36.0%
Contracted Services	6,069	7,038	(969)	-13.8%
AWR (parent)	(810)	(996)	186	-18.7%
Total income tax expense	$37,731	$38,048	$(317)	-0.8%

Consolidated income tax expense for the year ended December 31, 2015 decreased by $317,000 due primarily to a decrease in pretax income. AWR's consolidated effective income tax rate ("ETR") was 38.4% for the years ended December 31, 2015 and 2014. The ETR for GSWC was 40.6% for 2015 as compared to 40.1% for 2014 due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and permanent differences such as deductions related to production activities.  The increase in ETR for GSWC was partially offset by a lower ETR at the contracted services segment due mostly to lower state taxes, which vary among the jurisdictions in which it operates.

Consolidated Results of Operations — Years Ended December 31, 2014 and 2013 (dollar amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
OPERATING REVENUES
Water	$326,672	$320,131	$6,541	2.0%
Electric	34,387	38,409	(4,022)	-10.5%
Contracted services	104,732	113,537	(8,805)	-7.8%
Total operating revenues	465,791	472,077	(6,286)	-1.3%

OPERATING EXPENSES
Water purchased	57,790	58,930	(1,140)	-1.9%
Power purchased for pumping	10,700	9,518	1,182	12.4%
Groundwater production assessment	16,450	15,541	909	5.8%
Power purchased for resale	9,649	13,392	(3,743)	-27.9%
Supply cost balancing accounts	6,346	214	6,132	*
Other operation	28,288	27,767	521	1.9%
Administrative and general	78,268	77,289	979	1.3%
Depreciation and amortization	41,073	40,090	983	2.5%
Maintenance	16,092	17,772	(1,680)	-9.5%
Property and other taxes	16,722	15,865	857	5.4%
ASUS construction	65,368	76,627	(11,259)	-14.7%
Total operating expenses	346,746	353,005	(6,259)	-1.8%

OPERATING INCOME	119,045	119,072	(27)	—%

OTHER INCOME AND EXPENSES
Interest expense	(21,617)	(22,415)	798	-3.6%
Interest income	927	707	220	31.1%
Other, net	751	1,105	(354)	-32.0%
	(19,939)	(20,603)	664	-3.2%
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	99,106	98,469	637	0.6%

Income tax expense	38,048	35,783	2,265	6.3%

INCOME FROM OPERATIONS	$61,058	$62,686	$(1,628)	-2.6%

Basic earnings per Common Share	$1.57	$1.61	$(0.04)	-2.5%

Diluted earnings per Common Share	$1.57	$1.61	$(0.04)	-2.5%
* Not meaningful

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

The following discussion and analysis for the years ended December 31, 2014 and 2013 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and/or other subsidiaries: GSWC and ASUS and its subsidiaries.

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
Billed water consumption for the year ended December 31, 2014 decreased by approximately 2.8% as compared to the same period in 2013. Changes in consumption do not have a significant impact on revenues due to the CPUC-approved WRAM account in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2014, revenues from electric operations were $34.4 million compared to $38.4 million for 2013. In November 2014, the CPUC issued a final decision on BVES's general rate case which sets new rates for the years 2013—2016. The new rates were retroactive to January 1, 2013. Prior to the decision, electric revenues for 2013 and 2014 were recorded based on 2012 adopted levels. The new adopted revenues for years 2013 through 2016 are lower than revenues in the previous rate cycle resulting from a revised return on equity of 9.95%, as well as lower depreciation and certain other operating expenses. As a result of the decision, a $2.2 million cumulative reduction in revenues was recorded during the fourth quarter of 2014, along with a cumulative reduction in depreciation expense. The impact of the retroactive effect of the new rates to BVES's 2014 net earnings was not significant. There was also a $936,000 decrease in surcharges to recover previously incurred costs during 2014 as compared to 2013, with a corresponding $936,000 decrease in operating expenses resulting in no impact to pretax income. The remaining decrease in electric revenues was primarily due to lower electric usage, resulting in lower revenues and lower electric supply costs.
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
Contracted Services
Revenues from contracted services are composed of construction revenues and management fees for operating and maintaining the water and/or wastewater systems at military bases.  For the year ended December 31, 2014, revenues from contracted services decreased to $104.7 million as compared to $113.5 million for 2013.  The decrease was mainly due to lower construction activity at various military bases, including a reduction in initial capital upgrade work at Fort Bragg and the military bases in Virginia. In addition, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss and Fort Bragg, resulting in less revenue during the year ended December 31, 2014 as compared to the same period in 2013. The decrease in construction activity was partially offset by the resolution of price redeterminations at Fort Bragg, Fort Jackson and Joint Base Andrews resulting in increased management fee revenues during the third quarter of 2014, including retroactive amounts related to prior years totaling $1.7 million. Additionally, ASUS recorded $1.6 million of additional revenues during the fourth quarter of 2014 in conjunction with the close-out of a large construction project at Fort Bragg. ONUS began work on this large project in 2010, which was completed and closed-out during the fourth quarter of 2014.

Operating Expenses:
Supply Costs
Supply costs accounted for 29.1% and 27.6% of total operating expenses for the years ended December 31, 2014 and 2013, respectively.
The table below provides the amounts of increases (decreases), percent changes in supply costs, and gross margins during the years ended December 31, 2014 and 2013 (dollar amounts in thousands):

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

(1)     As reported on AWR’s Consolidated Statements of Income, except for supply-cost balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $6,346,000 and $214,000 for the years ended December 31, 2014 and 2013, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)    Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property and other taxes, and other operation expenses.

The overall actual percentages for purchased water for the years ended December 31, 2014 and 2013 approximated the adopted overall percentage of 35%. The overall water gross margin percent was 73.6% for the year ended December 31, 2014 as compared to 74.4% in the same period of 2013. The decrease in the overall water gross margin as a percentage of total water revenue was primarily due to CPUC-approved increases in rates implemented in the second and third quarters of 2014 specifically intended to cover increases in supply costs experienced in certain rate-making areas, increasing revenues by $3.5 million for the year ended December 31, 2014 as compared to the same period in 2013. This increase in revenues was offset by a corresponding increase in supply cost, resulting in no impact to the water gross dollar margin but lowering the gross margin as a percentage of total water revenues. There was also a $580,000 decrease in surcharge revenues as compared to the year ended December 31, 2013, with a corresponding decrease in operating expenses, resulting in no impact to pretax operating income.
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

The water-supply-cost balancing account increased $3.3 million during the year ended December 31, 2014 as compared to the same period in 2013 due to an increase in rates specifically to cover increases in supply costs for certain rate-making areas, as previously discussed. This increase in revenues is offset by a corresponding increase in the water-supply-cost balancing account, resulting in no impact to the water gross margin.
For the year ended December 31, 2014, the cost of power purchased for resale to customers in GSWC’s BVES division decreased to $9.6 million, as compared to $13.4 million for the year ended December 31, 2013, due primarily to a decrease in the average price per MWh during the year ended December 31, 2014. The average price per MWh decreased from $62.18 per MWh for the year ended December 31, 2013 to $48.00 per MWh for the same period in 2014. There was also a 5.4% decrease in customer usage as compared to the year ended December 31, 2013. The electric-supply-cost balancing account included in total supply costs increased by $2.8 million due to the decrease in the average price per MWh.

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
 Administrative and General
 For the years ended December 31, 2014 and 2013, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2014	12/31/2013	CHANGE	CHANGE
Water Services	$57,729	$55,053	$2,676	4.9%
Electric Services	8,085	9,592	(1,507)	-15.7%
Contracted Services	12,406	12,637	(231)	-1.8%
AWR (parent)	48	7	41	585.7%
Total administrative and general expenses	$78,268	$77,289	$979	1.3%
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
Depreciation and Amortization
For the years ended December 31, 2014 and 2013, depreciation and amortization by segment consisted of the following (dollar amounts in thousands):

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

For the year ended December 31, 2014, property and other taxes for water services increased by $1.2 million due primarily to increases in property taxes of approximately $985,000 resulting from capital additions and associated higher assessed property values. There was also an increase in franchise fees.
For the year ended December 31, 2014, property and other taxes for contracted services decreased by $292,000 due to lower accrued gross receipt taxes for the military bases in Virginia as a result of lower construction activity, and also at Fort Bragg as a result of the elimination of the gross receipt tax in North Carolina effective July 1, 2014.
ASUS Construction
     For the year ended December 31, 2014, construction expenses for contracted services were $65.4 million, decreasing by $11.3 million compared to the same period in 2013 due to lower overall construction activity, primarily at FBWS, ONUS and ODUS, partially offset by higher construction activity at TUS. As previously discussed, ASUS subsidiaries completed or are nearing completion of significant work on major capital projects at Fort Bliss and Fort Bragg, resulting in less construction expenses during the year ended December 31, 2014 as compared to the same period in 2013.

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

Overall, interest expense for the year ended December 31, 2014 decreased by $798,000 as compared to 2013 due primarily to the redemption of $15.0 million of certain long-term notes in July 2014, as well as other debt maturing during the fourth quarter of 2013 totaling $3.1 million. This was partially offset by an increase in short-term borrowings under the credit facility. The average bank balances under Registrant's revolving credit facility was $6.2 million during 2014. There were no borrowings under the credit facility during 2013. The average interest rate on short-term borrowings was 0.81% during 2014.

Interest Income
For the years ended December 31, 2014 and 2013, interest income by segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

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
Other, net
For the year ended December 31, 2014, other income decreased by $354,000 primarily due to lower accrued interest related to GSWC's allowance for funds used during construction and lower gains on investments held for a retirement benefit plan as compared to the same period in 2013.
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

Consolidated income tax expense for the year ended December 31, 2014 increased by $2.3 million due primarily to an overall higher effective income tax rate ("ETR") and higher pre-tax income. AWR's consolidated ETR was 38.4% for the year ended December 31, 2014 as compared to 36.3% for 2013. The consolidated ETR increased primarily as a result of certain cumulative tax deductions taken at ASUS and at AWR (parent) in 2013, with no similar cumulative benefit recorded in 2014. These deductions related to certain construction activities at ASUS and an employee benefit program at AWR (parent). The ETR at GSWC decreased slightly to 40.1% in 2014 as compared to 40.5% in 2013.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are accounting policies that are critical to the financial statements of AWR. For more information regarding the significant accounting policies of Registrant, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.

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

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2015, the consolidated balance sheet included net regulatory assets of approximately $132.7 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the ratemaking process.

Registrant also reviews its utility plant in service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.

Revenue Recognition — GSWC records water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (i.e., the service has been provided) but not billed by the end of each accounting period. Unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.

The CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  With the adoption of these alternative revenue programs, GSWC adjusts revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which they are recorded.  In April 2012, the CPUC set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. In addition to adopting an amortization schedule, the CPUC set a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month requirement, which can affect the timing of when such revenues are recognized.

Revenues for operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction activities are recognized based on either the percentage-of-completion or cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods requires management to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or, in the case of the percentage-of-completion method, in terms of results achieved (such as units constructed).  These approaches are used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2015, Registrant’s total amount of unrecognized tax benefits was zero. In addition, effective January 1, 2014, the Company changed its tax method of accounting for certain repairs and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013.  The new tax regulations allow the Company to deduct a significant amount of linear asset costs previously capitalized for tax purposes. The Company completed its analysis of this deduction for 2014 and prior years and recorded the cumulative effect in 2014. See Note 10 (Income Taxes) of Notes to Consolidated Financial Statements.

Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on plan assets was 7.00% in 2015 and 2014 for the pension plan.

For the pension plan obligation, Registrant increased the discount rate to 4.65% as of December 31, 2015 from 4.25% as of December 31, 2014 to reflect market interest-rate conditions at December 31, 2015. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2015 by approximately $797,000, or 13.1%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2015 by a total of $6.4 million, or 3.8%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2015 pension cost by approximately $350,000, or 5.8%.

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

Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to continue using a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of December 31, 2015, GSWC has a net $2.2 million under-collection in the two-way pension balancing accounts, consisting of a $2.5 million under-collection related to the general office and water regions, and a $319,000 over-collection related to BVES.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2016 the pension contribution is expected to be at least $5.5 million. As previously discussed, any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.

Additionally, our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, thereby reducing returns, our liabilities increase, potentially increasing benefit expense and funding requirements. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could be materially increased.

Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assume a longer life expectancy of participants as a result of the actuarial update to mortality tables. The update to the mortality tables increases future annual net periodic costs. Assuming no other changes in actuarial assumptions or plan amendments, the costs over the long term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  In January 2011, the Board of Directors approved an amendment to the pension plan, closing the plan to employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

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

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $184.9 million was available on December 31, 2015 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt and equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2015, there were $28.0 million of outstanding borrowings under this facility and $10.4 million of letters of credit outstanding.  As of December 31, 2015, AWR had $61.6 million available to borrow under the credit facility.

In May 2015, Standard & Poor’s Rating Services (“S&P”) affirmed the A+ credit rating on both American States Water Company and its wholly owned subsidiary, Golden State Water Company. S&P also revised its rating outlook to stable from positive for both companies as a result of the announcement of the second stock repurchase program. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2015, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $85—$95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid dividends on its Common Shares for over 75 consecutive years.  On January 26, 2016, AWR's Board of Directors approved a first quarter dividend of $0.224 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 1, 2016 to shareholders of record at the close of business on February 16, 2016.

AWR's Board of Directors approved a stock repurchase program in each of 2014 and 2015, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Under these programs, Registrant repurchased 1,905,000 and 545,000 Common Shares on the open market during 2015 and 2014, respectively. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with the government contracting industry. As of December 31, 2015, the ratio is 59% equity and 41% debt. Based upon current expectations, including the projected infrastructure needs of GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally generated sufficient cash to fund operating requirements, including a portion of construction expenditures, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Cash flows are also affected by drought-related costs resulting from the California Governor's order to reduce overall water usage by an aggregate statewide reduction of 25% as compared to 2013. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities was $95.1 million for the year ended December 31, 2015 as compared to $163.3 million for the year ended December 31, 2014, and $135.7 million for the year ended December 31, 2013.  The decrease in operating cash flow during 2015 was due, in large part, to a decrease in customer water usage resulting from conservation efforts, which lowered customer billings at GSWC and increased the WRAM regulatory assets. There was also a decrease in cash generated by ASUS due to the timing of billing and cash receipts for construction work at military bases during the year ended December 31, 2015 as compared to the same period in 2014. The billings (and cash receipts) for construction work at ASUS generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. During the year ended December 31, 2014, cash payments were received for the completion of several large capital upgrade projects that did not recur during the same period in 2015. Cash flow from construction-related activities will fluctuate from period to period with such fluctuations representing timing differences of when the work is performed and when the cash is received for payment of such work. These decreases were partially offset by lower income tax payments made during 2015 mainly due to the implementation of new tax repair regulations during the fourth quarter of 2014.

The increase in net cash provided by operating activities during 2014 compared to 2013 was primarily due to cash generated by contracted services resulting from the billing of and cash receipts for several large capital upgrade projects at military bases. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $90.1 million for the year ended December 31, 2015 as compared to $74.1 million used in 2014 and $98.8 million used in 2013. The capital expenditures incurred in 2015 were consistent with GSWC’s capital investment program and were higher than in 2014. Capital expenditures during 2014 were lower due to project delays for several projects at GSWC. Project delays in 2014 resulted from new paving moratoriums, additional paving requirements imposed by local cities and a delay in drilling a well because suitable groundwater was not found in the area. Registrant expects 2016 company-funded capital expenditures to be between $85 and $95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

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

Cash used for other investments consists primarily of cash invested in a trust for a retirement benefit plan.

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

Net cash used in financing activities was $76.6 million for the year ended December 31, 2015 as compared to $51.4 million and $22.2 million for the same periods in 2014 and 2013, respectively. The increase in cash used during 2015 and 2014 as compared to 2013 was primarily due to the repurchase of approximately $72.9 million and $17.2 million, respectively, in AWR Common Shares as part of the stock repurchase programs approved by the Board of Directors. Additionally, GSWC repaid $21.3 million of long-term debt, including the redemption of $15 million in certain long-term notes, in 2014. There were also decreases in cash receipts from advances for, and contributions in aid of, construction for the years ended December 31, 2015 and 2014 as compared to the same period in 2013. The amount of cash receipts from advances for, and contributions in aid of, construction will fluctuate from period to period depending on the level of activities from developers. AWR also increased the dividend payment in 2015 and 2014 as compared to the year ended December 31, 2013. These increases in cash used in financing activities were partially offset by proceeds from an increase in short-term borrowings under Registrant's revolving credit line of $28.0 million in 2015 and the issuance of long-term debt, net of issuance costs, of $14.8 million in 2014.

GSWC
GSWC funds the majority of its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers. As previously discussed, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery.

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

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and Common Shares issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:
Net cash provided by operating activities was $97.5 million for the year ended December 31, 2015 as compared to $132.7 million and $138.2 million for the same periods in 2014 and 2013, respectively.  The decrease in 2015 compared to 2014 is primarily due to a decrease in customer water usage resulting from conservation efforts, which lowers customer billings and increases the WRAM regulatory assets. This was partially offset by lower income tax payments made during 2015 mainly due to the implementation of new tax repair regulations during the fourth quarter of 2014.

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

Cash Flows from Investing Activities:
Net cash used in investing activities was $89.0 million for the year ended December 31, 2015 as compared to $72.0 million and $98.6 million for the same periods in 2014 and 2013, respectively. As previously discussed, the capital expenditures incurred in 2015 were consistent with GSWC’s capital investment program. Capital expenditures were lower during 2014 due to project delays for several projects at GSWC. Registrant expects 2016 company-funded capital expenditures to be between $85 and $95 million, which may change once a decision is issued by the CPUC on the pending water rate case. During the years ended December 31, 2015, 2014 and 2013, GSWC had capital expenditures of $86.1 million, $70.9 million and $96.7 million, respectively.

During 2013, GSWC executed an interest-bearing note from AWR which expires in May 2018, whereby AWR may borrow up to $20.0 million for working capital purposes. This amount was increased to $40.0 million in 2015. During 2013, AWR borrowed $18.2 million from GSWC, of which $17.7 million was repaid by AWR during that year. During 2014, AWR temporarily borrowed $8.3 million from GSWC, all of which was repaid during 2014. During 2015, AWR temporarily borrowed $20.7 million from GSWC, all of which was repaid during 2015. As of December 31, 2015, there were no amounts outstanding under this note.

Cash Flows from Financing Activities:
Net cash used in financing activities was $50.0 million for the year ended December 31, 2015 as compared to cash used of $54.6 million and $24.3 million for the same periods in 2014 and 2013, respectively. The increase in cash used in financing activities during 2015 and 2014 as compared to 2013 was due to an increase in dividends paid by GSWC to AWR and a decrease in cash receipts from advances for, and contributions in aid of, construction. Additionally, GSWC repaid $21.3 million of long-term debt, including the redemption of $15 million in certain long-term notes, in 2014. These increases in cash used in financing activities were partially offset by proceeds from inter-company borrowings from AWR of $12.0 million in 2015.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements

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

The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2015. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	123,000	—	—	40,000	83,000
Tax-Exempt Obligations (4)	11,730	138	286	301	11,005
Other Debt Instruments (5)	4,123	174	368	363	3,218
Total AWR Long-Term Debt	$325,853	$312	654	$40,664	$284,223

Interest on Long-Term Debt (6)	$318,922	$21,646	$43,226	$38,285	$215,765
Advances for Construction (7)	71,255	3,214	6,429	6,429	55,183
Renewable Energy Credit Agreement (8)	3,667	117	791	901	1,858
Purchased Power Contracts (9)	24,755	6,694	12,542	5,519	—
Capital Expenditure Commitments (10)	44,535	44,535	—	—	—
Water Purchase Agreements (11)	5,537	393	787	787	3,570
Operating Leases (12)	9,663	2,526	3,868	2,439	830
Employer Contributions (13)	14,921	5,515	9,406	—	—
SUB-TOTAL	$493,255	$84,640	$77,049	$54,360	$277,206

Other Commitments (14)	14,509

TOTAL	$833,617

(1) Excludes dividends and facility fees.

(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross default provisions.

(3) GSWC issued private placement notes in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt-to-capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. A senior note in the amount of $15 million was issued to The Prudential Insurance Company of America in December 2014. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8-to-1. GSWC is in compliance with these covenant provisions as of December 31, 2015.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.

(4) Consists of obligations at GSWC related to: (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $4.0 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of (i) $4.0 million outstanding representing the debt portion of funds received under the American Recovery and Reinvestment Act ("ARRA") for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC's Arden-Cordova District, and (ii) $89,000 outstanding under a variable rate obligation of GSWC incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

(6) Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.  Current interest rates were used to estimate expected interest expense payments on variable-rate long-term debt.

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

(9) Consists of fixed-cost purchased power contracts effective January 1, 2015 between BVES and Shell Energy North America (US), L.P. and EDF Trading North America, LLC.

(10) Consists of noncancelable commitments primarily for capital projects under signed contracts at GSWC.

(11) Water purchase agreements consist of: (i) a remaining amount of $3.0 million under an agreement expiring in 2028 to lease water rights from a third party, and (ii) an aggregate amount of $2.5 million of other water purchase commitments with other third parties which expire through 2038.

(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(13) Consists of expected contributions to Registrant's pension plan for the years 2016 through 2018. Contribution to the pension plan will be the higher of the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the contribution amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(14) Other commitments consist primarily of: (i) a $4.2 million asset retirement obligation of GSWC that reflects the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) an irrevocable letter of credit in the amount of $340,000 for the deductible in Registrant’s business automobile insurance policy; (iii) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by GSWC under an energy scheduling agreement with Automated Power Exchange; (iv) $5.8 million in letters of credit issued on behalf of GSWC representing a percentage of total ARRA funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district; (v) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova, and (vi) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65-to-1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2015, AWR was in compliance with these covenants with an interest coverage ratio of 7.68 times interest expense, a debt ratio of 0.44-to-1.00 and debt ratings of A+ and A2.

Off-Balance-Sheet Arrangements

As noted above, Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases, are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.  Except for those disclosed above in the table, Registrant does not have any other off-balance-sheet arrangements.

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

For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, and include adjustments to reflect changes in operating conditions, as well as inflation in costs, or (b) an economic price adjustment on an annual basis.  ASUS has experienced delays in some of its previous redetermination of prices. However, when adjustments are finalized, they are implemented retroactively to the effective date of the price redetermination.

Climate Change

Water:
Based on historical data for greenhouse gas (“GHG”) emissions generated from its water operations, GSWC has developed a baseline carbon footprint.  Annually, GSWC compares the GHG emissions generated by its water operations to this baseline as part of monitoring its carbon footprint and making efforts to reduce it.  Additionally, GSWC's ongoing operations and maintenance activities include, among other things, pump-efficiency-testing programs to monitor the performance of its pumping facilities.
In addition, as part of the planning process, GSWC intends to continue to assess the possible impact climate change may have on its water supply and operations.

Electric:
The California Air Resources Board (“CARB”) published regulations in December 2011 establishing a California cap-and-trade program under which the first compliance period commenced with the 2013 GHG Emissions Report.  While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVES has an obligation to file a report in June of each year under the program.
The CPUC issued a final decision in December 2011 establishing renewable-energy-procurement-requirement timelines. BVES has entered into a ten-year contract for renewable energy credits that was approved by the CPUC. As a result of this agreement, BVES believes it will be in compliance with both the CPUC's past renewable-energy-procurement requirements and future requirements through 2023.
BVES is also required to comply with the CPUC’s emission performance standards (“EPS”) regarding GHG emissions. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES is in compliance with the EPS. Specifically, BVES must attest to having no new ownership investment in generation facilities or no long-term commitments for generation. In January 2016, BVES filed with the CPUC stating that BVES was in compliance with the EPS for 2015.
At this time, management cannot estimate the impact, if any, that these regulations may have on the cost of BVES’s power plant operations or the cost of BVES’s purchased power from third party providers.

BVES Power-Supply Arrangements

BVES began taking power effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under contracts approved by the CPUC in December 2015. During 2014, BVES's power purchases were based on month-to-month arrangements, as the previous purchase power contract had expired in 2013.
In addition to the purchased power contracts, BVES buys additional energy to meet peak demand and sells surplus power as needed. The average cost of power purchased, including the transactions in the spot market, was approximately $46.39 per MWh for the year ended December 31, 2015 as compared to $48.00 per MWh for the same period of 2014. BVES’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVES has implemented an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2015, GSWC has unconditional purchase obligations for capital projects of approximately $44.5 million.  During the years ended December 31, 2015, 2014 and 2013, GSWC had capital expenditures of $95.5 million, $65.4 million and $104.8 million, respectively.  A portion of these capital expenditures is funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid. During the years ended December 31, 2015, 2014 and 2013, capital expenditures funded by developers were $4.4 million, $4.6 million and $5.9 million, respectively. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $85—$95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

Contracted Services

Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment on an annual basis.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract; and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of price redeterminations and/or economic price adjustments continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing, the water and/or wastewater systems at the military bases it serves.
In 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not experienced any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a fiscal year 2016 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limit debates in Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations or economic price adjustments, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.

The timing of future filings of price redeterminations may be impacted by government actions, including audits or reviews by the DCAA and/or the DCMA.  Both DCAA and DCMA conduct, at times at the request of a contracting officer, audits/reviews of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). If the DCAA/DCMA believes ASUS and/or its subsidiaries have accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government-contract-business-system requirements may result in delays in the timing of resolution of price redetermination filings and/or the ability to file new proposals with the U.S. government. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits/reviews or upon mutual agreement with the U.S. government.
Below is a summary of significant projects, price redeterminations, REAs, and other filings by subsidiaries of ASUS. With the issuance of modifications on price redeterminations as noted below, ASUS is current on all such filings for contracts at all of the Military Utility Privatization Subsidiaries.

•
FBWS - A filing to operate and maintain the East Bliss area at Fort Bliss was finalized in the third quarter of 2014, which, in addition to providing additional funding for operations and maintenance ("O&M") and renewal and replacement ("R&R"), included approximately $2.9 million of funding for East Bliss capital upgrade modifications, which were approximately 93.2% complete as of December 31, 2015. The fourth price redetermination for Fort Bliss was filed in the third quarter of 2015 and is expected to be finalized in the first quarter of 2016.

•
TUS - The second price redetermination, covering the period February 2011 through January 2014, was approved in September 2014. This agreement, which included a true-up of infrastructure to be operated by TUS, provided for an annualized increase in O&M and R&R fees. The third price redetermination, for the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015.

•
ODUS - The second and third price redeterminations for the Fort Lee privatization contract in Virginia, for the six-year period beginning February 2011, and for the other bases that ODUS operates in Virginia, for the six-year period beginning April 2011, were finalized through the issuance of contract modifications in September 2015.

REA filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, VA, under a new capital upgrade project. The REAs covered work that was approved to be performed by the base and included requests for additional revenue totaling $630,000. These REAs are expected to be resolved in the first quarter of 2016.

ODUS filed an REA to recover added costs incurred for a major R&R project. These costs had been included in the previously mentioned redeterminations but were withdrawn to be included in this REA. ODUS expects this filing to be resolved early in the first quarter of 2016.

•
PSUS - The first price redetermination for PSUS was approved in September 2014. The approved agreement provided for an annual increase in operations and maintenance fees above the previously approved level. The second redetermination for Fort Jackson, covering the period mid-February 2013 through mid-February 2016, was finalized through the issuance of a contract modification in September 2015.

•
ONUS - The second price redetermination for the period covering March 2013 through February 2016 was approved in September 2014, resulting in an annualized increase in operations and maintenance fees as well as an annualized increase in R&R funding.

In March 2012, ONUS received a contract modification based on a request for equitable adjustment regarding installation of new water meters at Fort Bragg.  The contract modification provided for a reduction in the number of water meters to be installed and reduced the price associated with the revised scope. This project commenced during the second quarter of 2012 and was completed in the fourth quarter of 2015.

Regulatory Matters

Certificates of Public Convenience and Necessity
GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. FBWS holds a CPCN from the Texas Commission on Environmental Quality.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission.

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

GSWC is required to file a water general rate case (“GRC”) application every three years according to a schedule established by the CPUC. GRCs typically include an increase in the first test year with inflation-rate adjustments for expenses for the second and third years of the GRC cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. Electric GRCs are typically filed every four years.

Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.

Neither the operations nor rates of AWR and ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC and ASUS and between GSWC and AWR.

Changes in Rates
In May 2013, the CPUC issued a final decision on GSWC’s water general rate case approving rates for 2013 through 2015 at GSWC’s three water regions, and which include recovery of costs incurred at the general office.  The rates were retroactive to January 1, 2013 and generated approximately $10 million in additional annual revenues in 2013 as compared to 2012 adopted revenues.  The adopted water gross margin increased by approximately $14 million, or 6.6%, when compared to the 2012 CPUC-adopted water gross margin.  The CPUC also approved attrition year rate increases for five rate-making areas effective January 1, 2014. Attrition rate increases are based on an earnings test and inflation factors.

During 2014, the CPUC also approved rate increases at two of GSWC's largest rate-making areas related to supply-cost increases experienced in those rate-making areas, which on an annual basis are expected to increase revenue by approximately $6 million. These increases in revenues are offset by a corresponding increase in supply cost, resulting in no impact to earnings.

Changes in Rates for 2015
The CPUC approved third-year water rate increases effective January 1, 2015. These increases, in addition to rate increases for approval of advice letters for the completion of certain capital projects, as well as for supply-cost increases, increased adopted water revenues by $5.7 million as compared to 2014 and increased the adopted water gross margin for 2015 by approximately $2.6 million as compared to the gross margin in 2014. Attrition rate increases are based on an earnings test and inflation factors.

For BVES, the CPUC-approved base revenues for 2015, including approval of advice letters for the completion of certain capital projects, generated an additional $500,000 in revenues as compared to the adopted 2014 base revenues.

Pending Rate Requests
In July 2014, GSWC filed a GRC for all of its water regions and the general office. The application will determine rates for the years 2016—2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and other expenses. Hearings for the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. The consumption levels used to calculate rates for 2016—2018 and incorporated into the settlement with the CPUC's Office of Ratepayer Advocates ("ORA") reflect the state-mandated conservation targets for each ratemaking area. In April 2015, a special phase of the rate case was authorized by the CPUC in order to address a specific matter within one of GSWC's service areas. In September 2015, a settlement was reached between GSWC and ORA, whereby GSWC agreed to additional reporting requirements. The CPUC issued a decision adopting the settlement.

In July 2015, GSWC filed a motion with the CPUC for interim water rates to be effective January 1, 2016 in the event the CPUC did not issue a final decision on the water GRC by January 1, 2016. As part of the filing, GSWC also requested authorization to establish a memorandum account to track the difference between the interim rates, which GSWC proposed to remain at current levels, and final rates once approved by the CPUC. The CPUC approved this filing in October 2015. A final decision on this rate case is expected by the end of the second quarter of 2016, with new rates retroactive to January 1, 2016.

Cost of Capital Proceedings for Water Regions
In July 2012, the CPUC issued a decision on GSWC’s last water cost-of-capital proceeding. Among other things, the decision authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts ROE and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. Since 2012, there has not been a change by more than 100 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remained unchanged from 2013 through 2015.

GSWC was scheduled to file its next cost-of-capital application in March 2016 based on an extension previously granted. In December 2015, GSWC, along with three other Class A California water companies, filed a request with the CPUC for a further extension by which each of them is required to file its next cost-of-capital application. The water companies requested approval to postpone this filing date by one additional year until March 31, 2017, with a corresponding effective date of January 1, 2018 in compliance with the CPUC's rate case plan. GSWC believes that the current economic environment is such that a change from the currently adopted return on equity would be small. On February 1, 2016, the CPUC approved the one-year extension, until March 31, 2017, by which date each Class A Utility must file its next cost-of-capital application.
BVES General Rate Case
In BVES's previous GRC decision, the CPUC adopted an uncontested settlement agreement between BVES, ORA and three other parties, which resolved many of the issues in that GRC proceeding. Included in the settlement adopted by the CPUC was a provision that BVES would file its next GRC application on or prior to January 31, 2016. In November 2015, BVES filed a petition to modify the GRC decision requesting a change to the provision of the settlement that would defer the GRC filing by one year, to January 31, 2017. In February 2016, the administrative law judge issued a proposed decision granting BVES's request to defer the GRC to January 31, 2017. The CPUC is expected to vote on the proposed decision during the first quarter of 2016.
Nipomo Supplemental Water Project
In November 2015, GSWC filed an application to recover the costs of a water supply project intended to deliver water to the Nipomo Mesa area in GSWC’s Santa Maria ratemaking area. In February 2016, GSWC and ORA jointly filed a motion to adopt a settlement, which would resolve all of the cost-recovery issues in GSWC’s application.

Other Regulatory Matters
New Service Territory Application, Sutter County:
On June 26, 2014, the CPUC approved a CPCN application granting GSWC the authority to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure and groundwater wells with a treatment plant and storage facility to serve retail, industrial and approximately 17,000 residential customers at final build-out. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. As part of the agreement, GSWC will also request approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County. In August 2014, ORA filed an application for rehearing on the application. In 2015, the CPUC, in response to ORA's Application for Rehearing, granted a limited rehearing. The rehearing is limited to the single issue of the rate cap adopted by the CPUC. GSWC is scheduled to file testimony on that issue in March 2016, with hearings scheduled later in 2016. At this time, management cannot predict the outcome of any rehearing.

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

Balanced Rates Order Instituting Ratemaking:
In April 2015, the CPUC issued a ruling establishing a second phase to its on-going rulemaking addressing the CPUC's Water Action Plan objective of setting rates that balance investment, conservation, and affordability. The intended purpose of the second phase is to review the CPUC’s water-conservation rate structure, tiered rates, forecasting methods, accounting mechanisms and other standards and programs that guide water investor-owned utility rates, charges, and cost recovery. In September 2015, the assigned Administrative Law Judge issued a ruling setting a schedule, including workshops, and indicated that the CPUC would like to explore realignment of the utility ratemaking process. At the conclusion of the workshops in October 2015, the CPUC suspended the remaining schedule for the proceeding until further notice. GSWC cannot predict the final outcome of this proceeding.

For more information regarding significant regulatory matters, see Note 2 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.

Environmental Matters

AWR’s subsidiaries are subject to stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act.

GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“EPA”) and the Division of Drinking Water ("DDW"), under the State Water Resources Control Board (“SWRCB”).  The EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the EPA, administers the EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

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

Matters Relating to GSWC’s Arden-Cordova Water System

In GSWC’s Arden-Cordova system, several wells have been removed from service and destroyed due to perchlorate, and/or nitrosodimethylamine levels that exceed the regulatory standards or notification levels.

It is believed that this contamination is related to the activities of Aerojet who has, in the past, used ammonium perchlorate in oxidizing rocket fuels.

On October 12, 2004, GSWC and Aerojet reached a settlement relating to this contamination. Under the terms of the settlement, Aerojet paid GSWC $8.7 million in 2004 and paid an additional $8 million over a period of five years from 2009 through 2013, plus interest. These payments offset GSWC’s costs of utility plant and purchased water of $16 million and $735,000, respectively incurred in addressing the water supply impacted by this contamination .

GSWC and Aerojet are developing alternatives to meet the water supply needs of GSWC to ensure a continued reliable and safe water supply for GSWC’s Rancho Cordova customers within the Arden-Cordova service area as well as supply for the new Westborough development area owned by Aerojet.

Matters Relating to GSWC’s Florence Graham Water System

Perchlorate has been detected in three wells servicing GSWC’s Florence-Graham System. Two of these wells exceeded the perchlorate drinking water standard and were removed from service.  Continued monitoring shows that perchlorate levels are increasing in these wells. The Water Replenishment District of Southern California is partnering with the Department of Toxic Substances Control to examine the perchlorate contamination in this area and is trying to determine the source(s) of the plume.

To maintain reliable water supply within the Florence-Graham system, GSWC used blending and treatment to return the two wells to service in 2014.

Matters Relating to GSWC’s Norwalk Water System

Volatile Organic Compounds (“VOCs”) have been detected in seven wells in GSWC’s Norwalk Water System.  Three of these wells are equipped with granular-activated carbon-filter treatment for VOC removal, three wells are run through an air-stripper treatment unit for VOC removal and one well is on stand-by.  These wells are located within a Superfund site that the EPA has designated as the Omega Operable Unit 2.  EPA is currently working on a remediation project to clean up the VOC plume. Recent modeling data have shown that at least three GSWC wells, and potentially more, are impacted by the Omega plume.  GSWC intends to work closely with the EPA to ensure that the remediation plan proposed by the EPA will address GSWC’s concerns regarding impacts to its water supply.

Matters Relating to Environmental Cleanup

GSWC has been involved in environmental remediation and cleanup at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.

As of December 31, 2015, the total spent to cleanup and remediate GSWC’s plant facility was approximately $4.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2015, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Matters Relating to Military Privatization Contracts

Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.

Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. These changes can impact O&M and R&R costs under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of a contract.

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

GSWC periodically revises its Emergency Response Plan and periodically conducts operational security exercises for all of its water systems.  GSWC also considers advances in security technology and relevant industry developments in developing its capital-improvement plans. GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security of its water systems.

The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.

California Drought

In response to the ongoing drought experienced in California, in April 2015, the Governor of California passed an Executive Order directing the SWRCB to impose water-use restrictions to achieve an aggregate statewide 25% reduction in urban water use through February 2016, which has now been extended through October 31, 2016. In May 2015, the SWRCB adopted additional emergency regulations to meet the Governor’s executive order. The reductions required by the SWRCB vary by area, depending on historical water use per capita and reductions through 2013. The emergency regulations also include mandatory restrictions on certain outdoor urban water uses. Any violation of these uses is considered a criminal offense with possible fines of up to $500 per day. In addition, urban water suppliers are required to implement their Water Shortage Contingency Plans at a level that meets the SWRCB mandated reductions. Failure to comply with this requirement may result in potential fines of $10,000 per day issued by the SWRCB.

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
As previously mentioned, in February 2016 the SWRCB extended the mandatory restrictions through October 31, 2016. In addition, the SWRCB amended the required reductions, allowing limited allowances for warmer climate regions as well as credit for certain drought-resilient water-supply investments. Additional amendments to the allocations may be granted to account for growth in customers since January 1, 2013. Water suppliers must request amended reductions through application to the SWRCB by March 15, 2016. GSWC plans to apply for the amended reductions in certain of its service territories. GSWC intends to implement Stage 2 or higher of the Staged Mandatory Conservation and Rationing Plan in those areas which have not met their cumulative targets once the final allocations are determined based on the amended regulations.  Based on GSWC's drought response actions and customers’ conservation efforts to date, at this time, management does not believe GSWC will be subject to SWRCB penalties for failure to implement a Water Shortage Contingency Plan.
The U.S. Drought Monitor lists 86 percent of California in the rank of “Severe Drought.” Reduced rainfall results in reduced recharge to the State’s groundwater basins. Water levels in several of these basins, especially smaller basins, are dropping. GSWC utilizes groundwater from seventeen groundwater basins throughout the State. Several GSWC service areas rely on groundwater as their only source of supply. In the event of water-supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
GSWC’s Water Supply
During 2015, GSWC delivered approximately 58,848,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 370 acre-feet per day.  An acre-foot is approximately 435.6 ccf or 326,000 gallons.  Approximately 65% of GSWC's supply came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented groundwater production with wholesale purchases from MWD member agencies and regional water suppliers (roughly 37% of total demand) and with authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  During 2014, GSWC supplied 69,248,000 ccf of water, approximately 60% of which was produced from groundwater sources and 40% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.

Groundwater
Over the years, population growth in GSWC’s service areas and increases in the amount of groundwater used have resulted in both cooperative and judicially enforced regimes for owning water rights and managing groundwater basins for long-term sustainability.  GSWC management actively participates in efforts to protect groundwater basins from over-use and from contamination and to protect its water rights.  In some periods, these efforts require reductions in groundwater pumping and increased reliance on alternative water resources.

GSWC owns approximately 86,000 acre-feet of adjudicated water rights, mostly groundwater, and a number of unadjudicated water rights to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an overdrafted condition.

On September 16, 2014, California Governor Edmund G. Brown, Jr. signed a package of three bills, which taken together are known as the “Sustainable Groundwater Management Act.”  The purpose of the act is to provide local agencies with tools and authority to manage groundwater basins in a sustainable manner over the long term.  Local “Groundwater Sustainability Agencies” are to be formed for each defined groundwater basin, and Groundwater Sustainability Plans must be completed for those basins considered in critical overdraft.  The Act contains numerous provisions to protect existing water rights, and is not anticipated to infringe upon or otherwise alter existing surface water or groundwater rights under current law.  GSWC intends to cooperate to the fullest extent allowed in the development of these Groundwater Sustainability Agencies and resulting Groundwater Sustainability Plans to protect its interests in proper management of these groundwater basins.

Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 63 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 50,527 acre-feet annually.  MWD’s principal source of water is the SWP, which conveys water from northern California and the Colorado River.

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.5 million as of December 31, 2015.  Included in the $5.5 million is a remaining commitment of $3.0 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining $2.5 million are commitments for purchased water with other third parties which expire through 2038.

Metropolitan Water District / State Water Project
Water supplies available to the MWD through the SWP vary from year to year based on several factors.  Historically, weather was the primary factor in determining annual deliveries.  However, biological opinions issued in late 2007 have limited water diversions through the Sacramento/San Joaquin Delta (“Delta”) resulting in pumping restrictions on the SWP.  Even with variable SWP deliveries, MWD has been able to provide sufficient quantities of water to satisfy the needs of its member agencies and their customers.  Under its Integrated Resources Plan, MWD estimates that it can meet its member agencies’ demands over at least the next 20 years.

 Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD.
Given the status of the current drought, MWD has implemented a mandatory reduction in overall supply delivery of 15%, effective July 1, 2015. The actual reduction will vary by member agency, and agencies exceeding their allocated reduction will face a surcharge per acre-foot of additional water, up to four times the normal MWD rate. For GSWC, these increases may result in increased purchase water costs, which would be included in the MCBA.

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

Potential Additional Sources of Supply
GSWC continues to assess additional water supply opportunities to expand and firm up its water supply portfolio for service to customers.  In June 2010, GSWC signed an agreement with Cadiz Inc. giving GSWC the right to acquire an annual supply of Cadiz water once Cadiz secures appropriate transport and conveyance facilities and necessary agreements to move water from Cadiz’s property in Fenner Valley in San Bernardino County to metropolitan Southern California.

In March 2010, GSWC signed a nonbinding Letter of Intent with Poseidon Resources to purchase desalinated water from a seawater desalination plant under consideration for construction by Poseidon Resources in the City of Huntington Beach.

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

Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised primarily of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2015, the fair value of Registrant’s long-term debt was $403.8 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $17.5 million increase in the fair value of Registrant’s long-term debt.
 Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  As of December 31, 2015, Registrant had $89,000 in variable-interest-rate debt outstanding. A hypothetical one percent rise in interest rates would not result in a material impact to earnings.
At December 31, 2015, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.

Commodity/Derivative Risk
BVES is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, BVES from time to time executes purchased power contracts that qualify as derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.
 In December 2014, the CPUC approved an application, which allowed BVES to immediately execute long-term purchased power contracts with energy providers, which became effective on January 1, 2015. BVES began taking power under these long-term contracts at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 qualify for derivative accounting treatment. Among other things, the CPUC approval in December 2014 also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact BVES’s earnings. As of December 31, 2015, there was a $7.1 million unrealized loss in the memorandum account for the new purchased power contracts as a result of the recent drop in energy prices.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,428,024	$1,363,074
Electric	88,481	81,636
Total	1,516,505	1,444,710
Non-regulated utility property, at cost	11,032	10,706
Total utility plant, at cost	1,527,537	1,455,416
Less — accumulated depreciation	(529,698)	(500,239)
	997,839	955,177
Construction work in progress	62,955	48,343
Net utility plant	1,060,794	1,003,520

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	18,710	17,536
Total other property and investments	19,826	18,652

Current Assets
Cash and cash equivalents	4,364	75,988
Accounts receivable-customers, less allowance for doubtful accounts	18,940	18,814
Unbilled revenue	19,490	21,422
Receivable from U.S. government, less allowance for doubtful accounts	5,861	6,709
Other accounts receivable, less allowance for doubtful accounts	2,302	4,843
Income taxes receivable	10,793	20,993
Materials and supplies	5,415	3,588
Regulatory assets — current	30,134	12,379
Prepayments and other current assets	3,229	2,745
Costs and estimated earnings in excess of billings on contracts	32,169	34,535
Deferred income taxes — current	—	7,435
Total current assets	132,697	209,451

Regulatory and Other Assets
Regulatory assets	102,562	118,829
Costs and estimated earnings in excess of billings on contracts	21,330	15,741
Other	11,391	12,105
Total regulatory and other assets	135,283	146,675
Total Assets	$1,348,600	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$465,945	$506,801
Long-term debt	325,541	325,798
Total capitalization	791,486	832,599

Current Liabilities
Notes payable to banks	28,000	—
Long-term debt — current	312	292
Accounts payable	50,585	41,855
Income taxes payable	68	638
Accrued other taxes	8,142	8,602
Accrued employee expenses	11,748	10,519
Accrued interest	3,626	3,549
Unrealized loss on purchased power contracts	7,053	3,339
Billings in excess of costs and estimated earnings on contracts	3,764	11,736
Other	10,209	18,760
Total current liabilities	123,507	99,290

Other Credits
Advances for construction	68,041	68,328
Contributions in aid of construction — net	117,810	116,629
Deferred income taxes	192,852	191,209
Unamortized investment tax credits	1,612	1,699
Accrued pension and other post-retirement benefits	42,666	61,773
Other	10,626	6,771
Total other credits	433,607	446,409

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,348,600	$1,378,298

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2015	2014
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,501,914 shares in 2015 and 38,286,626 shares in 2014	$245,022	$253,199
Earnings reinvested in the business	220,923	253,602
	465,945	506,801

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	4,000	4,077
Other Debt Instruments:
Variable Rate Obligation due 2018	89	125
American Recovery and Reinvestment Act Obligation due 2033	4,034	4,158
	325,853	326,090
Less: Current maturities	(312)	(292)
	325,541	325,798
Total Capitalization	$791,486	$832,599

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Operating Revenues
Water	$328,511	$326,672	$320,131
Electric	36,039	34,387	38,409
Contracted services	94,091	104,732	113,537
Total operating revenues	458,641	465,791	472,077

Operating Expenses
Water purchased	62,726	57,790	58,930
Power purchased for pumping	8,988	10,700	9,518
Groundwater production assessment	13,648	16,450	15,541
Power purchased for resale	10,395	9,649	13,392
Supply cost balancing accounts	7,785	6,346	214
Other operation	28,429	28,288	27,767
Administrative and general	79,817	78,268	77,289
Depreciation and amortization	42,033	41,073	40,090
Maintenance	16,885	16,092	17,772
Property and other taxes	16,636	16,722	15,865
ASUS construction	52,810	65,368	76,627
Total operating expenses	340,152	346,746	353,005

Operating Income	118,489	119,045	119,072

Other Income and Expenses
Interest expense	(21,088)	(21,617)	(22,415)
Interest income	458	927	707
Other, net	356	751	1,105
Total other income and expenses	(20,274)	(19,939)	(20,603)

Income from operations before income tax expense	98,215	99,106	98,469

Income tax expense	37,731	38,048	35,783

Net Income	$60,484	$61,058	$62,686

Weighted Average Number of Shares Outstanding	37,389	38,658	38,639
Basic Earnings Per Common Share	$1.61	$1.57	$1.61

Weighted Average Number of Diluted Shares	37,614	38,880	38,869
Fully Diluted Earnings Per Share	$1.60	$1.57	$1.61

Dividends Declared Per Common Share	$0.874	$0.831	$0.760

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2012	38,474	$249,322	$205,257	$454,579
Add:
Net income			62,686	62,686
Exercise of stock options and other issuance of Common Shares	247	2,111		2,111
Tax benefit from employee stock-based awards		1,026		1,026
Compensation on stock-based awards		1,362		1,362
Dividend equivalent rights on stock-based awards not paid in cash		140		140
Deduct:
Dividends on Common Shares			29,360	29,360
Dividend equivalent rights on stock-based awards not paid in cash			140	140
Balances at December 31, 2013	38,721	253,961	238,443	492,404
Add:
Net income			61,058	61,058
Exercise of stock options and other issuance of Common Shares	111	589		589
Tax benefit from employee stock-based awards		533		533
Compensation on stock-based awards		1,508		1,508
Dividend equivalent rights on stock-based awards not paid in cash		197		197
Deduct:
Repurchase of Common Shares	545	3,589	13,591	17,180
Dividends on Common Shares			32,111	32,111
Dividend equivalent rights on stock-based awards not paid in cash			197	197
Balances at December 31, 2014	38,287	253,199	253,602	506,801
Add:
Net income			60,484	60,484
Exercise of stock options and other issuance of Common Shares	120	1,198		1,198
Tax benefit from employee stock-based awards		877		877
Compensation on stock-based awards		2,168		2,168
Dividend equivalent rights on stock-based awards not paid in cash		270		270
Deduct:
Repurchase of Common Shares	1,905	12,690	60,203	72,893
Dividends on Common Shares			32,690	32,690
Dividend equivalent rights on stock-based awards not paid in cash			270	270
Balances at December 31, 2015	36,502	$245,022	$220,923	$465,945

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$60,484	$61,058	$62,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,674	41,751	40,967
Provision for doubtful accounts	870	991	1,145
Deferred income taxes and investment tax credits	10,423	32,316	16,112
Stock-based compensation expense	2,754	2,222	2,009
Other — net	838	—	(440)
Changes in assets and liabilities:
Accounts receivable — customers	(923)	3,979	(5,306)
Unbilled revenue	1,932	(2,870)	(2,405)
Other accounts receivable	1,243	1,029	2,503
Receivables from the U.S. government	848	397	5,799
Materials and supplies	(1,827)	970	790
Prepayments and other assets	1,580	973	3,001
Costs and estimated earnings in excess of billings on contracts	(3,223)	6,159	(13,761)
Regulatory assets	(26,422)	26,385	11,667
Accounts payable	679	(1,622)	1,815
Income taxes receivable/payable	9,630	(11,648)	7,329
Billings in excess of costs and estimated earnings on contracts	(7,972)	4,884	(5,720)
Accrued pension and other post-retirement benefits	616	(2,356)	4,396
Other liabilities	941	(1,348)	3,124
Net cash provided	95,145	163,270	135,711
Cash Flows From Investing Activities:
Capital expenditures	(87,323)	(72,553)	(97,379)
Other investments	(2,869)	(1,568)	(1,408)
Proceeds from sale of property	54	62	12
Net cash used	(90,138)	(74,059)	(98,775)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	1,198	589	2,111
Repurchase of Common Shares	(72,893)	(17,180)	—
Tax benefits from stock-based awards	877	533	1,026
Receipt of advances for and contributions in aid of construction	3,731	7,598	12,133
Refunds on advances for construction	(3,660)	(3,469)	(3,711)
Retirement or repayments of long-term debt	(237)	(21,287)	(3,474)
Proceeds from issuance of long-term debt, net of issuance costs	—	14,846	60
Net change in notes payable to banks	28,000	—	—
Dividends paid	(32,690)	(32,111)	(29,360)
Other	(957)	(968)	(981)
Net cash used	(76,631)	(51,449)	(22,196)
Net increase (decrease) in cash and cash equivalents	(71,624)	37,762	14,740
Cash and cash equivalents, beginning of year	75,988	38,226	23,486
Cash and cash equivalents, end of year	$4,364	$75,988	$38,226

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
Assets

Utility Plant, at cost
Water	$1,428,024	$1,363,074
Electric	88,481	81,636
Total	1,516,505	1,444,710
Less — accumulated depreciation	(522,749)	(494,000)
	993,756	950,710
Construction work in progress	62,360	48,170
Net utility plant	1,056,116	998,880

Other Property and Investments	16,581	15,395
	16,581	15,395
Current Assets
Cash and cash equivalents	2,501	44,005
Accounts receivable-customers, less allowance for doubtful accounts	18,940	18,814
Unbilled revenue	18,181	17,733
Inter-company receivable	54	499
Other accounts receivable, less allowance for doubtful accounts	1,455	3,795
Income taxes receivable from Parent	11,000	29,580
Materials and supplies	4,860	2,791
Regulatory assets — current	30,134	12,379
Prepayments and other current assets	2,793	2,507
Deferred income taxes — current	—	6,500
Total current assets	89,918	138,603

Regulatory and Other Assets
Regulatory assets	102,562	118,829
Other	11,343	10,667
Total regulatory and other assets	113,905	129,496
Total Assets	$1,276,520	$1,282,374

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$423,730	$435,190
Long-term debt	325,541	325,798
Total capitalization	749,271	760,988

Current Liabilities
Inter-company payable	12,000	—
Long-term debt — current	312	292
Accounts payable	39,610	29,619
Accrued other taxes	7,830	8,442
Accrued employee expenses	10,630	9,591
Accrued interest	3,599	3,593
Unrealized loss on purchased power contracts	7,053	3,339
Other	9,921	18,659
Total current liabilities	90,955	73,535

Other Credits
Advances for construction	68,041	68,328
Contributions in aid of construction — net	117,810	116,629
Deferred income taxes	195,658	192,787
Unamortized investment tax credits	1,612	1,699
Accrued pension and other post-retirement benefits	42,666	61,773
Other	10,507	6,635
Total other credits	436,294	447,851

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,276,520	$1,282,374

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2015	2014
Common Shareholder’s Equity:
Common Shares, no par value, Outstanding: 146 shares in 2015 and 2014	$238,795	$235,607
Earnings reinvested in the business	184,935	199,583
	423,730	435,190

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	4,000	4,077
Other Debt Instruments:
Variable rate obligation due 2018	89	125
American Recovery and Reinvestment Act Obligation due 2033	4,034	4,158
	325,853	326,090
Less: Current maturities	(312)	(292)
	325,541	325,798
Total Capitalization	$749,271	$760,988

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2015	2014	2013
Operating Revenues
Water	$328,511	$326,672	$320,131
Electric	36,039	34,387	38,409
Total operating revenues	364,550	361,059	358,540

Operating Expenses
Water purchased	62,726	57,790	58,930
Power purchased for pumping	8,988	10,700	9,518
Groundwater production assessment	13,648	16,450	15,541
Power purchased for resale	10,395	9,649	13,392
Supply cost balancing accounts	7,785	6,346	214
Other operation	24,892	25,548	25,110
Administrative and general	64,877	65,814	64,645
Depreciation and amortization	40,893	39,854	38,952
Maintenance	14,693	13,945	15,823
Property and other taxes	15,244	15,221	14,072
Total operating expenses	264,141	261,317	256,197

Operating Income	100,409	99,742	102,343

Other Income and Expenses
Interest expense	(20,998)	(21,524)	(22,287)
Interest income	440	894	615
Other, net	212	751	1,105
Total other income and expenses	(20,346)	(19,879)	(20,567)

Income from operations before income tax expense	80,063	79,863	81,776

Income tax expense	32,472	32,006	33,134

Net Income	$47,591	$47,857	$48,642

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Earnings
	Number		Reinvested
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2012	146	$231,480	$184,777	$416,257
Add:
Net income			48,642	48,642
Tax benefit from employee stock-based awards		943		943
Compensation on stock-based awards		1,171		1,171
Dividend equivalent rights on stock-based awards not paid in cash		127		127
Deduct:
Dividends on Common Shares			29,400	29,400
Dividend equivalent rights on stock-based awards not paid in cash			127	127

Balances at December 31, 2013	146	233,721	203,892	437,613
Add:
Net income			47,857	47,857
Tax benefit from employee stock-based awards		514		514
Compensation on stock-based awards		1,206		1,206
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			52,000	52,000
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2014	146	235,607	199,583	435,190
Add:
Net income			47,591	47,591
Tax benefit from employee stock-based awards		872		872
Compensation on stock-based awards		2,077		2,077
Dividend equivalent rights on stock-based awards not paid in cash		239		239
Deduct:
Dividends on Common Shares			62,000	62,000
Dividend equivalent rights on stock-based awards not paid in cash			239	239

Balances at December 31, 2015	146	$238,795	$184,935	$423,730

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$47,591	$47,857	$48,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,534	40,532	39,829
Provision for doubtful accounts	845	1,054	1,056
Deferred income taxes and investment tax credits	10,719	34,352	16,051
Stock-based compensation expense	2,443	1,748	1,647
Other — net	822	(12)	(333)
Changes in assets and liabilities:
Accounts receivable — customers	(923)	3,979	(5,306)
Unbilled revenue	(448)	819	(2,405)
Other accounts receivable	1,067	670	3,251
Materials and supplies	(2,069)	(932)	385
Prepayments and other assets	440	583	4,992
Regulatory assets	(26,422)	26,386	11,667
Accounts payable	1,940	(1,676)	2,916
Inter-company receivable/payable	445	219	1,790
Income taxes receivable/payable from/to Parent	18,580	(19,876)	6,738
Accrued pension and other post-retirement benefits	616	(2,356)	4,396
Other liabilities	358	(664)	2,854
Net cash provided	97,538	132,683	138,170

Cash Flows From Investing Activities:
Capital expenditures	(86,144)	(70,888)	(96,705)
Note receivable from AWR parent	(20,700)	(8,300)	(18,236)
Receipt of payment of note receivable from AWR parent	20,700	8,800	17,736
Other investing activities	(2,869)	(1,568)	(1,408)
Net cash used	(89,013)	(71,956)	(98,613)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	14,846	60
Tax benefits from stock-based awards	872	514	943
Receipt of advances for and contributions in aid of construction	3,731	7,598	12,133
Refunds on advances for construction	(3,660)	(3,469)	(3,711)
Retirement or repayments of long-term debt	(237)	(21,287)	(3,474)
Net change in inter-company borrowings	12,000	—	—
Dividends paid	(62,000)	(52,000)	(29,400)
Other	(735)	(799)	(811)
Net cash used	(50,029)	(54,597)	(24,260)

Net increase (decrease) in cash and cash equivalents	(41,504)	6,130	15,297

Cash and cash equivalents, beginning of year	44,005	37,875	22,578

Cash and cash equivalents, end of year	$2,501	$44,005	$37,875

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”) and Old North Utility Services, Inc. (“ONUS”)).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customers. GSWC also distributes electricity in several San Bernardino County Mountain communities in California serving approximately 24,000 electric customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2015, 2014 and 2013. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates. AWR’s assets and operating income are primarily those of GSWC.

ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to periodic price redeterminations or economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.

There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of its wholly owned subsidiaries.

Basis of Presentation:  The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior-period amounts in the Consolidated and GSWC Statements of Cash Flow have been reclassified to conform to the 2015 presentation of "Regulatory Assets" as a separate line item.

AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding Common shares of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

Related Party Transactions:  GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2015, 2014 and 2013, GSWC allocated to ASUS approximately $2.6 million, $2.7 million and $2.6 million, respectively, of corporate office administrative and general costs.  In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by AWR, including for allocated expenses, are included in GSWC's inter-company receivables as of December 31, 2015 and 2014.

In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2015, there were no amounts outstanding under these Notes.

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
Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2015 and 2014.

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
 Depreciation is computed on the straight-line, remaining-life basis, group method, based on depreciable plant in accordance with the applicable ratemaking process. GSWC's provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 3.2% for 2015 and 2014, and 3.4% for 2013.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $641,000, $678,000 and $877,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

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
 With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to retire these assets. There are no CPUC rules or regulations that require GSWC to remove any of its other long-lived assets. In addition, GSWC’s water pipelines are not subject to regulation by any federal regulatory agency. GSWC has franchise agreements with various municipalities in order to use the public right of way for utility purposes (i.e., operate water distribution and transmission assets), and if certain events occur in the future, GSWC could be required to remove or relocate certain of its pipelines. However, it is not possible to estimate an asset retirement amount since the timing and the amount of assets that may be required to be removed, if any, is not known.

Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. The estimated fair value of the costs of removal was based on third party costs.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2015, 2014 and 2013, no impairment loss was incurred.

Goodwill:  At December 31, 2015 and 2014, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2015, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for the goodwill amount of $1.1 million at ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from the U.S. government or other third-party prime government contractors pursuant to modifications or contracts thereto or agreements to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are disclosed in Note 16.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost. Major classes of materials include pipe, hydrants and valves.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the years ended December 31, 2015, 2014 and 2013, GSWC recorded $694,000, $24,000 and $270,000, respectively, of AFUDC related to these capital projects based on a weighted cost of capital of 8.34% for water and a cost of debt of 6.96% for electric, as approved by the CPUC.

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

Contracted Services Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the customers under such agreements. Revenues from firm, fixed-price construction contracts are recognized based on the percentage-of-completion and cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods require ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or, in the case of the percentage of completion method, in terms of results achieved (such as units constructed).  These approaches are used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus-profit contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.
 Construction costs for ASUS include all direct material and labor costs charged by subcontractors and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government and the third party prime contractors, (ii) have latitude in establishing pricing, and (iii) bear credit risk in the collection of receivables.  Administrative and general costs are charged to expense as incurred.  Precontract costs for ASUS, which consist of design and engineering labor costs, are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Deferred precontract costs have been immaterial to date. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income for ASUS and are recognized in the period in which the revisions are determined.
The asset, “Costs and estimated earnings in excess of billings on contracts,” represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on contracts,” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

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

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2015 and 2014 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2015		2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC	$325,853	$403,844	$326,090	$417,057

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2015:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$403,844	—	$403,844

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

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.8 million, $3.7 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which its subsidiary operations are conducted, ASUS is also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $367,000, $490,000 and $864,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than the original effective date, that is, no earlier than 2017. The guidance allows entities to select one or two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant will adopt this guidance in the fiscal year beginning January 1, 2018. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's ongoing financial reporting.

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. The guidance is effective January 1, 2016. In August 2015, the FASB issued Accounting Standard Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which provided additional guidance for presentation of debt issuance costs related to line-of-credit arrangements. Under this guidance, entities may present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of December 31, 2015, Registrant had $4.7 million in debt issuance costs reflected under "Other Noncurrent Assets."

In May 2015, the FASB issued Accounting Standards Update 2015-07, Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (of Its Equivalent). Under the new guidance, investments measured at net asset value ("NAV"), as a practical expedient for fair value, are excluded from the fair value hierarchy. The FASB also amended ASC 715, Compensation - Retirement Benefits, to clarify that a plan sponsor's pension assets are eligible to be measured at NAV as a practical expedient and that those investments are not required to be categorized in the fair value hierarchy. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, however early adoption is permitted. Registrant has adopted this guidance as of December 31, 2015, whereby all pension assets measured at NAV are excluded from the fair value hierarchy within Note 11.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related allowance, be classified as noncurrent on the balance sheet. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e. by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The guidance is effective January 1, 2017, however early adoption is permitted. Registrant has adopted this guidance as of December 31, 2015 on a prospective basis, whereby all deferred tax assets and liabilities are classified as noncurrent on Registrant's balance sheets. The adoption of this guidance did not have a material impact to Registrant's balance sheets. Prior periods were not retrospectively adjusted.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2015, Registrant had approximately $48.9 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $19.8 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $7.1 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $16.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by rate-making area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2015	2014
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$45,171	$9,369
Base Revenue Requirement Adjustment Mechanism	3,714	7,761
Costs deferred for future recovery on Aerojet case	12,699	13,629
Pensions and other post-retirement obligations (Note 11)	21,996	43,426
Derivative unrealized loss (Note 4)	7,053	3,339
Flow-through taxes, net (Note 10)	16,176	17,612
Low income rate assistance balancing accounts	8,699	9,109
Other regulatory assets	21,954	23,259
Various refunds to customers	(4,766)	(1,800)
Total	$132,696	$125,704

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

The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial-paper rate. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2014. During the year ended December 31, 2015, surcharges of $3.1 million were billed to customers to decrease previously incurred under-collections in the pre-2015 WRAM, net of MCBA accounts.  Also during the year ended December 31, 2015, GSWC recorded an additional $38.9 million under-collection in the WRAM account, net of the MCBA.  As of December 31, 2015, GSWC had a net aggregated regulatory asset of $45.2 million, which is comprised of a $46.7 million under-collection in the WRAM accounts and a $1.5 million over-collection in the MCBA accounts. The increase in the WRAM balance during 2015 was due, in large part, to water conservation by customers in response to the ongoing drought conditions in California. Due to the state-mandated water-conservation targets, lower water usage has resulted in an increase in under-collections recorded in the WRAM accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. As of December 31, 2015, the recovery periods for the majority of GSWC's WRAM/MCBA balances were primarily within the 12 to 18 month period; however, there were some ratemaking areas that had recovery periods greater than 24 months. Based on the current CPUC-stipulated recovery periods, GSWC estimates that approximately $1.4 million of its 2015 WRAM under-collection will not be collected within 24 months as required for revenue recognition under the accounting guidance for alternative revenue programs. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount will be recognized as revenue in future periods when it is determined that the amounts will be collected within 24 months. In February 2016, GSWC filed with the CPUC for recovery of the 2015 WRAM balances, including the $1.4 million.
For BVES, the CPUC-approved the Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels.  Surcharges are currently in place to recover the BRRAM under-collections recorded through 2014. The BRRAM under-collection recorded in 2015 was not material and will be filed with the CPUC for recovery in March 2016.

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

Pensions and Other Postretirement Obligations:
A regulatory asset has been recorded at December 31, 2015 and 2014 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 11, as of December 31, 2015, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $19.8 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to continue using a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2015, GSWC has a net $2.2 million under-collection in the two-way pension balancing accounts, consisting of a $2.5 million under-collection related to the general office and water regions, and a $319,000 over-collection related to BVES.

Low Income Balancing Accounts:
This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2015, there is an aggregate $8.7 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.

Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Other Regulatory Matters:
Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC’s three main geographic water regions.  As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covered almost a 20-year period from January 1, 1994 through September 30, 2013.
In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Furthermore, in June 2015 the CPUC's Office of Ratepayer Advocates ("ORA") notified the administrative law judge in the ongoing general rate case that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA withdrew its request to have further review of this matter in the pending general rate case. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard (“RPS”) law, which requires meeting certain targets of purchases of energy from renewable energy resources. In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period, which would be used towards meeting the CPUC’s RPS procurement requirements. As of December 31, 2015, GSWC has purchased sufficient RECs to be in compliance for all periods through 2015. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2015. GSWC intends to file its 2015 compliance report with the CPUC by the August 2016 deadline. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2015.

In October 2015, the governor of California signed a bill into law requiring, among other things, electric utilities to generate half of their electricity from renewable energy sources by 2030. The new requirement is in addition to the existing requirement for electric utilities to generate one third of their electricity from renewable sources by 2020. BVES is currently assessing various renewable energy opportunities to be in compliance with these requirements.

Rural Acquisition
In October 2015, GSWC completed the acquisition of Rural Water Company, which is near GSWC's Santa Maria customer service area in Coastal California. The acquisition was approved by the CPUC in June 2015 and is not material to Registrant's financial statements.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant by major asset class:

	GSWC December 31,		AWR December 31,
(dollars in thousands)	2015	2014	2015	2014
Water
Land	$15,299	$15,423	$15,299	$15,423
Intangible assets	34,830	34,063	34,848	34,081
Source of water supply	86,914	80,614	86,914	80,614
Pumping	161,668	155,802	161,668	155,802
Water treatment	72,238	71,519	72,238	71,519
Transmission and distribution	941,651	894,789	941,651	894,789
General	115,424	110,864	126,438	121,552
	1,428,024	1,363,074	1,439,056	1,373,780
Electric
Transmission and distribution	66,121	60,035	66,121	60,035
Generation	12,563	12,547	12,563	12,547
General (1)	9,797	9,054	9,797	9,054
	88,481	81,636	88,481	81,636

Less — accumulated depreciation	(522,749)	(494,000)	(529,698)	(500,239)
Construction work in progress	62,360	48,170	62,955	48,343
Net utility plant	$1,056,116	$998,880	$1,060,794	$1,003,520

(1)         Includes intangible assets of $1.2 million for the years ended December 31, 2015 and 2014 for studies performed in association with the electricity segment of the Registrant’s operations.

As of December 31, 2015 and 2014, intangible assets consist of the following:

	Weighted Average Amortization	GSWC December 31,		AWR December 31,
(dollars in thousands)	Period	2015	2014	2015	2014
Intangible assets:
Conservation	30 years	$9,496	$9,496	$9,496	$9,496
Water and service rights (2)	30 years	8,124	8,124	8,695	8,695
Water planning studies	14 years	18,044	17,277	18,044	17,277
Total intangible assets		35,664	34,897	36,235	35,468
Less — accumulated amortization		(26,196)	(24,373)	(26,291)	(24,456)
Intangible assets, net of amortization		$9,468	$10,524	$9,944	$11,012

Intangible assets not subject to amortization (3)		$409	$409	$427	$427

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2015 and 2014.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2015, 2014 and 2013, amortization of intangible assets was $1.8 million, $1.9 million and $1.9 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2016	$1,772
2017	1,741
2018	1,732
2019	1,499
2020	1,374
Total	$8,118

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:

The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2015 and 2014:

(dollars in thousands)	GSWC
Obligation at December 31, 2013	$3,095
Additional liabilities incurred	6
Liabilities settled	(66)
Accretion	199
Obligation at December 31, 2014	$3,234
Additional liabilities incurred	7
Liabilities settled	—
Accretion	209
Revision of previous estimates	707
Obligation at December 31, 2015	$4,157

Registrant follows the accounting guidance for asset retirement obligations.  Because retirement costs have historically been recovered through rates at the time of retirement, upon implementing this guidance, the cumulative effect of the adoption of the authoritative guidance was reflected as a regulatory asset.

Note 4 — Derivative Instruments

BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to immediately execute new long-term purchased power contracts with energy providers on December 9, 2014. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of December 31, 2015, there was a $7.1 million unrealized loss in the memorandum account for the purchased power contracts as a result of the recent drop in energy prices.

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
 The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Balance, at beginning of the period	$(3,339)	$—
Unrealized loss on purchased power contracts	(3,714)	(3,339)
Balance, at end of the period	$(7,053)	$(3,339)

Note 5 — Military Privatization

Each of the Military Utility Privatization Subsidiaries have entered into a service contract with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are based upon the terms of the 50-year contract between the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of each of these agreements, the Military Utility Privatization Subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewals and replacement capital work.  In addition, these contracts may also include firm, fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government.
Under the terms of each of these contracts, prices are to be redetermined every three years, following the first two years of the contract, or upon conversion to an Economic Price Adjustment contract, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.
ASUS has experienced delays in redetermining prices as required by the terms of these 50-year contracts. Interim rate increases have, at times, been implemented pending the outcome of these price redeterminations. Because of the delays, price redeterminations, when finally approved, can be retrospective and prospective. During the third quarter of 2015, the U.S. government approved various price redeterminations, as well as an asset transfer at two of the bases served. ASUS received contract modifications from the U.S. government for these price redeterminations and asset transfers, which included retroactive operation and maintenance management fees for prior periods. As such, ASUS recorded approximately $3.0 million of retroactive revenues and pretax operating income during 2015 in connection with these contract modifications related to periods prior to 2015. Similarly, in September 2014, the U.S. government approved various price redeterminations, which also included retroactive operation and maintenance management fees for prior periods. ASUS recorded approximately $1.7 million of retroactive revenues and pretax operating income during 2014 related to periods prior to 2014.

Costs and estimated earnings contracts and amounts due from the U.S. government as of December 31, 2015 and 2014 are as follows:

(dollars in thousands)	2015	2014
Revenues (costs and estimated earnings) recognized on contracts	$111,397	$94,654
Less: Billings to date on contracts	(61,662)	(56,114)
	$49,735	$38,540

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts	$53,499	$50,276
Billings in excess of costs and estimated earnings on contracts	(3,764)	(11,736)
	$49,735	$38,540

Receivables from the U.S. government:
Billed receivables from the U.S. government	$5,861	$6,709
Unbilled receivables from the U.S. government (current)	1,309	3,689
Less: allowance for doubtful accounts	—	—
Total	$7,170	$10,398

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

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic	For The Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Net income	$60,484	$61,058	$62,686
Less: (a) Distributed earnings to common shareholders	32,690	32,125	29,366
Distributed earnings to participating securities	207	177	171
Undistributed earnings	27,587	28,756	33,149

(b) Undistributed earnings allocated to common shareholders	27,414	28,599	32,958
Undistributed earnings allocated to participating securities	173	157	191

Total income available to common shareholders, basic (a)+(b)	$60,104	$60,724	$62,324

Weighted average Common Shares outstanding, basic	37,389	38,658	38,639

Basic earnings per Common Share:	$1.61	$1.57	$1.61

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 employee plans, and the 2003 and 2013 directors plans, and net income. At December 31, 2015, there were 150,606 stock options outstanding under these Plans. At December 31, 2015, there were also 243,288 restricted stock units outstanding including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share reflecting the two-for-one stock split effective September 3, 2013:

Diluted	For The Years Ended December 31,
(in thousands, except per share amounts)	2015	2014	2013
Common shareholders earnings, basic	$60,104	$60,724	$62,324
Undistributed earnings for dilutive stock options and restricted stock units	173	157	191
Total common shareholders earnings, diluted	$60,277	$60,881	$62,515

Weighted average Common Shares outstanding, basic	37,389	38,658	38,639
Stock-based compensation (1)	225	222	230
Weighted average Common Shares outstanding, diluted	37,614	38,880	38,869

Diluted earnings per Common Share	$1.60	$1.57	$1.61

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 150,606 stock options and 243,288 restricted stock units, including performance awards, at December 31, 2015 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2015, 2014 and 2013, AWR issued Common Shares totaling 53,612, 74,145 and 114,821, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 2000 and 2008 employee plans and the 2003 and 2013 directors plans. As of December 31, 2015, there are 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  In addition, during the years ended December 31, 2015, 2014 and 2013, AWR issued 66,458, 37,006 and 131,448 Common Shares for approximately $1,198,000, $589,000 and $2,111,000, respectively, as a result of the exercise of stock options.  During 2015, 2014 and 2013, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of its Common Shares. Both programs were completed during 2015. Under these programs, Registrant repurchased 1,905,000 and 545,000 Common Shares on the open market during 2015 and 2014, respectively. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions. See Note 7 (Dividend Limitations) of Notes to Consolidated Financial Statements.

GSWC’s outstanding Common Shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $353.3 million was available to pay dividends to AWR as of December 31, 2015. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $62.0 million, $52.0 million and $29.4 million were paid to AWR by GSWC during the years ended December 31, 2015, 2014 and 2013, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $220.9 million was available to pay dividends to AWR’s shareholders at December 31, 2015. Approximately $184.9 million was available for GSWC to pay dividends to AWR at December 31, 2015. The ability of each of the subsidiaries of ASUS to pay dividends to ASUS may also be restricted under the law of the applicable state of formation of each subsidiary.

Note 8 — Bank Debt

AWR has access to a $100.0 million syndicated credit facility which expires in May 2018.  AWR may, under the terms of the facility, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $10.4 million, with fees of 0.65% including: (i) a $5.8 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit, in an amount of $585,000 as security for the purchase of power; (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In May 2015, Standard & Poor’s Rating Services (“S&P”) affirmed the ‘A+’ credit rating on both American States Water Company and its wholly owned subsidiary, Golden State Water Company. S&P also revised its rating outlook to stable from positive for both companies. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2015, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC.

At December 31, 2015, there was $28.0 million outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2015	2014	2013
Balance Outstanding at December 31,	$28,000	$—	$—
Interest Rate at December 31,	1.09%	0.82%	0.82%
Average Amount Outstanding	$4,112	$6,181	$—
Weighted Average Annual Interest Rate	0.92%	0.81%	1.02%
Maximum Amount Outstanding	$37,000	$24,000	$—

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2015, 2014 and 2013, AWR was in compliance with these requirements. As of December 31, 2015, AWR had an interest coverage ratio of 7.68 times interest expense, a debt ratio of 0.44 to 1.00 and a debt rating of A+ by S&P.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of Notes and Debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Private placement notes issued by GSWC in the amount of $28 million contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt to capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2015, GSWC had an interest coverage ratio of over four times interest expense.

On July 15, 2014, GSWC redeemed its $5,000,000, 6.87% Medium-Term Notes Series A due 2023, and $10,000,000, 7.00% Medium-Term Notes Series A, also due 2023. The notes were redeemed at a price of 100% of the outstanding principal amount of the notes, plus interest. In December 2014, GSWC replaced these notes with lower interest rate debt and issued $15,000,000 in 3.45% Senior Notes due December 23, 2029. Pursuant to the terms of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667 to 1 and a total indebtedness to earnings before income taxes, depreciation and amortization (EBITDA) of less than 8 to 1. As of December 31, 2015, GSWC had a total indebtedness to capitalization ratio of 0.4511-to-1 and a total indebtedness to EBITDA of 2.4-to-1.

Certain long-term debt issues outstanding as of December 31, 2015 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. With the exception of the 9.56% Notes and Senior Notes issued to Co-Bank, as of December 31, 2015, the redemption premiums in effect are now zero. The 9.56% Notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The Senior Notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%. The $15,000,000, 3.45% Senior Notes due December 23, 2029, have similar redemption premiums.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  GSWC received a total of $8.6 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt in accordance with the terms of the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan was approved by the CPUC and implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC. As of December 31, 2015, GSWC has a total of $5.8 million in letters of credit issued to CDPH.

Annual maturities of all long-term debt, including capitalized leases, are as follows for each fiscal year through December 31, 2020 and thereafter (in thousands):

Maturity as of December 31,
2016	$312
2017	330
2018	324
2019	40,320
2020	344
Thereafter	284,223
Total	$325,853

Note 10 — Taxes on Income

Registrant provides deferred income taxes for temporary differences under the accounting guidance for income taxes for certain transactions which are recognized for income tax purposes in a period different from that in which they are reported in the financial statements.  The most significant items are the tax effects of differences in asset basis (including accelerated depreciation and capitalization methods), certain regulatory balancing accounts and advances for, and contributions in aid of, construction.  The accounting guidance for income taxes also requires that rate-regulated enterprises record deferred income taxes for temporary differences given flow-through treatment at the direction of a regulatory commission.  The resulting deferred tax assets and liabilities are recorded at the expected cash flow to be reflected in future rates.  Given that the CPUC has consistently permitted the recovery of flowed-through tax effects, GSWC has established regulatory liabilities and assets offsetting such deferred tax assets and liabilities (Note 2).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the lives of the property giving rise to the credits.

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

Changes in Tax Law

In December 2015, the Protecting Americans From Tax Hikes Act of 2015 extended bonus depreciation for qualifying property through 2019. For 2015 through 2017, bonus depreciation was extended at a 50% rate. For 2018-2019, bonus depreciation will be phased down to 40% and 30%, respectively. Although the change in law reduces AWR’s current taxes payable over these years, it does not reduce its total income tax expense or ETR.

During the fourth quarter of 2014, the Company reflected a change in its tax method of accounting for certain repair and maintenance expenditures pursuant to regulations issued by the U.S. Treasury Department in September 2013. In connection with filing its 2014 federal tax return during the third quarter of 2015, the Company filed an application for an automatic change in tax accounting method with the Internal Revenue Service ("IRS") for the 2014 tax year to implement the new method (effective January 1, 2014). The tax accounting method change included a cumulative adjustment for 2013 and prior years, and permits the expensing of certain utility asset replacement costs that were previously being capitalized and depreciated for book and tax purposes. As a result of the change, the Company will deduct a significant amount of asset costs, which consist primarily of water mains and connections.

During the fourth quarter of 2014, GSWC recorded a cumulative adjustment for 2013 and prior years as well as the 2014 estimated deduction, and recognized a total deferred income tax liability of $30.8 million for federal and state repair-and-maintenance deductions as of December 31, 2014. Although this change reduces AWR’s current taxes payable, it does not reduce total income tax expense or the ETR.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2015 and 2014 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2015	2014	2015	2014
Deferred tax assets:
Regulatory-liability-related: ITC	$952	$1,001	$952	$1,001
Regulatory-liability-related: California Corp Franchise Tax	4,530	4,328	4,530	4,328
Other non-property-related	2,486	2,395	1,997	2,136
Contributions and advances	8,026	8,335	8,026	8,335
	$15,994	$16,059	$15,505	$15,800
Deferred tax liabilities:
Fixed assets	$(178,004)	$(163,232)	$(179,660)	$(164,724)
Regulatory-asset-related: depreciation and other	(21,658)	(22,941)	(21,658)	(22,941)
California Corp Franchise Tax	(2,440)	(4,069)	(3,051)	(4,831)
Other property-related	(66)	(59)	(65)	(59)
Balancing and memorandum accounts	(1,824)	(4,071)	(1,824)	(4,071)
Deferred charges	(4,849)	(5,461)	(4,905)	(5,461)
	(208,841)	(199,833)	(211,163)	(202,087)
Accumulated deferred income taxes - net	$(192,847)	$(183,774)	$(195,658)	$(186,287)

The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Current
Federal	$21,866	$5,595	$13,741
State	5,442	137	5,930
Total current tax expense	$27,308	$5,732	$19,671
Deferred
Federal	$8,948	$24,815	$14,769
State	1,475	7,501	1,343
Total deferred tax expense	10,423	32,316	16,112
Total income tax expense	$37,731	$38,048	$35,783

	GSWC
	Year Ended December 31,
(dollars in thousands)	2015	2014	2013
Current
Federal	$16,196	$408	$10,768
State	5,557	(2,754)	6,315
Total current tax expense	$21,753	$(2,346)	$17,083
Deferred
Federal	$8,536	$24,373	$14,691
State	2,183	9,979	1,360
Total deferred tax expense	10,719	34,352	16,051
Total income tax expense	$32,472	$32,006	$33,134

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2015	2014	2013
Federal taxes on pretax income at statutory rate	$34,375	$34,687	$34,464
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,843	4,781	5,111
Flow-through on fixed assets	626	651	646
Flow-through on pension costs	267	(507)	612
Flow-through on removal costs	(929)	(1,571)	(2,141)
Domestic production activities deduction	(1,560)	(643)	(2,944)
Investment tax credit	(88)	(91)	(91)
Other – net	197	741	126
Total income tax expense from operations	$37,731	$38,048	$35,783
Pretax income from operations	$98,215	$99,106	$98,469
Effective income tax rate	38.4%	38.4%	36.3%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2015	2014	2013
Federal taxes on pretax income at statutory rate	$28,022	$27,952	$28,622
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	5,151	4,693	5,372
Flow-through on fixed assets	626	651	646
Flow-through on pension costs	267	(507)	612
Flow-through on removal costs	(929)	(1,571)	(2,141)
Domestic production activities deduction	(1,268)	(55)	(1,316)
Investment tax credit	(88)	(91)	(91)
Other – net	691	934	1,430
Total income tax expense from operations	$32,472	$32,006	$33,134
Pretax income from operations	$80,063	$79,863	$81,776
Effective income tax rate	40.6%	40.1%	40.5%
AWR and GSWC had no unrecognized tax benefits at December 31, 2015, 2014 and 2013.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”
At December 31, 2015, 2014 and 2013, AWR included $504,000, $504,000 and $757,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR recognized no interest income or expense during the year ended December 31, 2015, and recognized $19,000 and $99,000 of interest income during the years ended December 31, 2014 and 2013, respectively. At December 31, 2015, 2014 and 2013, GSWC included $512,000, $472,000 and $704,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. GSWC recognized $3,000 of interest expense, and $14,000 and $21,000 of interest income from taxing authorities during the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, 2014 and 2013, Registrant had no significant accruals for income-tax-related penalties and had no significant income-tax-related penalties recognized during the years ended December 31, 2015, 2014 and 2013.
Registrant files federal and various state income tax returns.  AWR’s federal 2010 through 2012 refund claims were examined during 2015, and the Internal Revenue Service (“IRS”) completed its examination of them in February 2016. Its 2012-2014 tax years remain subject to examination by the IRS. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2008 tax years in connection with the matters on the federal claims for these years and other state tax matters. During 2012, the California Franchise Tax Board commenced examining these claims. The 2009-2014 tax years remain subject to examination by state taxing authorities.

Note 11 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2015, Registrant had 969 participants in the Pension Plan.
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
During 2015, Registrant updated key assumptions used for the valuation of the pension, post-retirement and supplemental executive retirement plans.  These updates included: (i) an increase in the discount rates; (ii) updates in demographic assumptions, such as retirement and termination rates, to reflect recent changes in participant behavior, and (iii) salary increases based on Registrant’s recent and future expected experience.  These updates resulted in actuarial gains in the benefit obligations for the pension, post-retirement and supplemental executive retirement plans in 2015.

The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2015 and 2014:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2015	2014	2015	2014
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$185,184	$152,680	$12,326	$11,388
Service cost	6,276	5,643	340	348
Interest cost	7,686	7,520	435	495
Actuarial (gain) loss	(24,413)	24,339	(3,375)	437
Benefits/expenses paid	(5,799)	(4,998)	(333)	(342)
Projected benefit obligation at end of year	$168,934	$185,184	$9,393	$12,326

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$140,561	$127,534	$10,723	$9,873
Actual return on plan assets	673	9,816	115	951
Employer contributions	6,739	8,209	109	241
Benefits/expenses paid	(5,799)	(4,998)	(333)	(342)
Fair value of plan assets at end of year	$142,174	$140,561	$10,614	$10,723

Funded Status:
Net amount recognized as accrued pension cost	$(26,760)	$(44,623)	$1,221	$(1,603)

	Pension Benefits		Post-Retirement Medical Benefits
(in thousands)	2015	2014	2015	2014
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$1,221	$—
Current liabilities	—	—	—	—
Non-current liabilities	(26,760)	(44,623)	—	(1,603)
Net amount recognized	$(26,760)	$(44,623)	$1,221	$(1,603)
Amounts recognized in regulatory assets consist of:
Initial net obligation	$—	$—	$—	$—
Prior service cost (credit)	49	167	(34)	(234)
Net (gain) loss	21,921	39,003	(5,572)	(2,891)
Regulatory assets (liabilities)	21,970	39,170	(5,606)	(3,125)
Unfunded accrued pension cost	4,790	5,453	4,385	4,728
Net liability (asset) recognized	$26,760	$44,623	$(1,221)	$1,603

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$39,170	$15,866	$(3,125)	$(3,175)
Net loss (gain)	(15,292)	23,422	(2,997)	(61)
Amortization of initial net obligation	—	—	—	(419)
Amortization of prior service (cost) credit	(118)	(118)	200	200
Amortization of net gain (loss)	(1,790)	—	316	330
Total change in regulatory asset	(17,200)	23,304	(2,481)	50
Regulatory asset (liability) at end of year	$21,970	$39,170	$(5,606)	$(3,125)

Net periodic pension costs	$6,075	$4,383	$(234)	$278
Change in regulatory asset	(17,200)	23,304	(2,481)	50
Total recognized in net periodic pension cost and regulatory asset (liability)	$(11,125)	$27,687	$(2,715)	$328

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net obligation	$—	$—	$—	$—
Prior service (cost) credit	$(49)	$(118)	$34	$200
Net gain (loss)	$(510)	$(1,878)	$599	$213

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$168,934	$185,184	$9,393	$12,326
Accumulated benefit obligation	$155,469	$160,510	N/A	N/A
Fair value of plan assets	$142,174	$140,561	$10,614	$10,723

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.65%	4.25%	4.25%	3.80%
Rate of compensation increase	*	4.00%	N/A	N/A
* Age-graded ranging from 3.0% to 8.0%.

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in Utility Plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2015, 2014 and 2013 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$6,276	$5,643	$6,967	$340	$348	$407
Interest cost	7,686	7,520	6,907	435	495	439
Expected return on plan assets	(9,795)	(8,898)	(7,574)	(493)	(453)	(382)
Amortization of transition	—	—	—	—	418	419
Amortization of prior service cost (credit)	118	118	118	(200)	(200)	(200)
Amortization of actuarial (gain) loss	1,790	—	2,878	(316)	(330)	(7)
Net periodic pension cost under accounting standards	$6,075	$4,383	$9,296	$(234)	$278	$676
Regulatory adjustment - over/(under) collection	523	1,622	(1,920)	—	—	—
Total expense recognized, before allocation to overhead pool	$6,598	$6,005	$7,376	$(234)	$278	$676

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.25%	5.10%	4.30%	3.80%	4.65%	3.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2015, 2014 and 2013.

Regulatory Adjustment:

As previously discussed in Note 2, the CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water regions and the general office and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2015 and 2014, GSWC's actual expense was lower than the amounts included in water and electric customer rates by $523,000 and $1.6 million, respectively. During the year ended December 31, 2013, GSWC's actual expense was greater than the amounts included in rates by $1.9 million.  These over and under-collections have been recorded in the two-way pension balancing accounts included in regulatory assets. As of December 31, 2015, the pension balancing account had a $2.2 million net under-collection included in regulatory assets.

Plan Funded Status:

Registrant’s pension and post-retirement plans were underfunded at December 31, 2015 and 2014.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2015 and 2014, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2015	2014	2015	2014
Actual Asset Allocations:
Equity securities	55%	61%	60%	60%
Debt securities	40%	39%	38%	38%
Real Estate Funds	5%	—%	—%	—%
Cash equivalents	—%	—%	2%	2%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s stock as of December 31, 2015 and 2014.

Target Asset Allocations for 2016:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

The Committee appointed a management firm to manage the pension plan assets effective February 2015. During 2015, the pension plan assets were allocated to collective trust funds managed by the management firm. The fair value of these collective trust funds are measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds are not categorized in the fair value hierarchy as of December 31, 2015. The following table sets forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2015:

(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$469	—	N/A	N/A
Fixed income fund	56,218	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,219	—	Daily	Daily
U.S. large cap funds	42,395	—	Daily	Daily
International funds	14,455	—	Daily	Daily
Total equity funds	78,069	—
Real estate funds	7,418	—	Daily	Daily
Total	$142,174	—

The collective trust funds may be invested or redeemed daily, and generally do not have any significant restrictions to redeem the investments.

As previously discussed in Note 4, accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the pension plan (prior to 2015) and post-retirement plans are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments range in maturities from less than one to twenty years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the post-retirement plans’ investment assets measured at fair value as of December 31, 2015 and 2014, as well as the pension plan investment assets as of December 31, 2014:

	Fair Value as of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$31	—	—	$31
Fixed income	4,182	—	—	4,182
U.S. equity securities (large cap stocks)	6,401	—	—	6,401
Total investments measured at fair value	$10,614	—	—	$10,614

	Fair Value as of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Pension Plan Assets:
Cash equivalents	$497	—	—	$497
Fixed income securities	54,865	—	—	54,865
Equity securities:				0
U.S. small/mid cap stocks	22,325	—	—	22,325
U.S. large cap stocks	42,886	—	—	42,886
International funds	11,318	—	—	11,318
Real estate funds	8,670	—	—	8,670
Total equity securities	85,199	—	—	85,199
Total investments measured at fair value	$140,561	—	—	$140,561

Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$185	—	—	$185
Fixed income	4,105	—	—	4,105
U.S. equity securities (large cap stocks)	6,433	—	—	6,433
Total investments measured at fair value	$10,723	—	—	$10,723

Plan Contributions:

During 2015, Registrant contributed $6.7 million and $109,000 to its pension and post-retirement medical plans, respectively. Registrant currently expects to contribute at least $5.5 million to its pension plan in 2016.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:

Registrant’s estimated future benefit payments at December 31, 2015 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2016	$5,857	$535
2017	6,381	568
2018	6,865	626
2019	7,393	676
2020	7,980	722
Thereafter	48,469	4,318
Total	$82,945	$7,445

Assumptions:

Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets, life expectancy, and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts. During 2015, Registrant updated key assumptions used for the valuation of the pension, post-retirement and supplemental executive retirement plans.  These updates included: (i) an increase in the discount rates; (ii) updates in demographic assumptions, such as retirement and termination rates, to reflect recent changes in participant behavior, and (iii) salary increases based on Registrant’s recent and future expected experience.  These updates resulted in actuarial gains in the benefit obligations for the pension, post-retirement and supplemental executive retirement plans in 2015.

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

Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assume a longer life expectancy of participants as a result of the actuarial update to mortality tables. The update to the mortality tables increases future annual net periodic costs.

Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2016 starts at 6.3% grading down to 4.6% in 2038 for those under age 65, and at 6.7% grading down to 4.5% in 2037 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$78	$(66)
Effect on post-retirement benefit obligation	$1,021	$(879)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2015, the balance in the Rabbi Trust totaled $9.9 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2015 and 2014:

	Fair Value as of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$39	—	—	$39
Fixed income securities	3,903	—	—	3,903
Equity securities	5,924	—	—	5,924
Total investments measured at fair value	$9,866	—	—	$9,866

	Fair Value as of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$29	—	—	$29
Fixed income securities	3,454	—	—	3,454
Equity securities	5,282	—	—	5,282
Total investments measured at fair value	$8,765	—	—	$8,765

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2015 and 2014:

(dollars in thousands)	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,926	$12,296
Service cost	814	768
Interest cost	653	615
Actuarial (gain) loss	(683)	2,497
Benefits paid	(393)	(250)
Benefit obligation at end of year	$16,317	$15,926
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued cost	$(16,317)	$(15,926)

(in thousands)	2015	2014
Amounts recognized on the balance sheets:
Current liabilities	$(411)	$(379)
Non-current liabilities	(15,906)	(15,547)
Net amount recognized	$(16,317)	$(15,926)
Amounts recognized in regulatory assets consist of:
Prior service cost	$36	$153
Net loss	3,416	4,530
Regulatory assets	3,452	4,683
Unfunded accrued cost	12,865	11,243
Net liability recognized	$16,317	$15,926

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$4,683	$2,486
Net (gain) loss	(683)	2,497
Amortization of prior service credit	(117)	(161)
Amortization of net loss	(431)	(139)
Total change in regulatory asset	(1,231)	2,197
Regulatory asset at end of year	$3,452	$4,683

Net periodic pension cost	$2,015	$1,683
Change in regulatory asset	(1,231)	2,197
Total recognized in net periodic pension and net income	$784	$3,880

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—
Prior service cost	(25)	(117)
Net loss	(292)	(431)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$16,317	$15,926
Accumulated benefit obligation	14,533	13,992
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.61%	4.15%
Rate of compensation increase	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2015, 2014 and 2013 are as follows:

(dollars in thousands, except percent)	2015	2014	2013
Components of Net Periodic Benefits Cost:
Service cost	$814	$768	$803
Interest cost	653	615	514
Amortization of prior service cost	117	161	161
Amortization of net loss	431	139	339
Net periodic pension cost	$2,015	$1,683	$1,817

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.15%	5.05%	4.20%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Registrant’s estimated future benefit payments for the SERP at December 31, 2015 for the next ten years are as follows (in thousands):

2016	$411
2017	484
2018	635
2019	693
2020	1,093
Thereafter	5,567
Total	$8,883

401(k) Investment Incentive Program:

Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and totaled $2.1 million for the year ended December 31, 2015, and $1.9 million for each of the years ended December 31, 2014 and 2013. In 2011, this program was amended to incorporate the defined contribution plan previously discussed. Contributions to the defined contribution plan for the years ended December 31, 2015, 2014 and 2013 were $755,000, $568,000 and $394,000, respectively.

Affordable Care Act:

In 2010, the Patient Protection and Affordable Care Act ("Affordable Care Act") was passed and was to become effective in 2014.  In July 2013, compliance with the employer mandate and certain reporting requirements under the Affordable Care Act were delayed until 2015. Registrant's health care plan meets the current requirements of the Affordable Care Act. Registrant continues to assess the impact of the Affordable Care Act on its health care benefit costs.

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

The Compensation Committee also has the authority to determine the size, number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  The grant and/or vesting of the performance awards are contingent, in whole or in part, upon the attainment of specified performance criteria or the occurrence of any event or events involving a change in control event, death or total disability as the Compensation Committee may determine.  In its discretion, the Compensation Committee may grant dividend equivalent rights on performance awards upon the terms and conditions set forth in the award agreement. Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. Each employee who has been granted a performance award is entitled to dividend equivalent rights in the form of additional restricted stock units until payment of the performance award.

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

The following table presents share-based compensation expenses for the years ended December 31, 2015, 2014 and 2013.  These expenses resulting from stock options and restricted stock units, including performance awards, are included in administrative and general expenses in AWR and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2015	2014	2013	2015	2014	2013
Stock-based compensation related to:
Stock options	$—	$—	$9	$—	$—	$8
Restricted stock units	2,754	2,222	2,000	2,443	1,748	1,639
Total stock-based compensation expense	$2,754	$2,222	$2,009	$2,443	$1,748	$1,647

Equity-based compensation cost, capitalized as part of utility plant for the years ended December 31, 2015, 2014 and 2013 was $369,000, $255,000 and $334,000, respectively, for both AWR and GSWC. For the years ended December 31, 2015, 2014 and 2013, AWR realized approximately $877,000, $533,000 and $1,026,000, respectively, of tax benefits from stock-based awards. For the years ended December 31, 2015, 2014 and 2013, GSWC realized approximately $872,000, $514,000 and $943,000, respectively, of tax benefits from stock-based awards.

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

Stock Options — There were no stock options granted during the years 2015, 2014 or 2013. A summary of stock option activity as of December 31, 2015 and changes during the year ended December 31, 2015, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	222,580	$17.47
Granted	—	—
Exercised	(66,458)	18.02
Forfeited or expired	(5,516)	12.96
Options outstanding at December 31, 2015	150,606	$17.39	2.74	$3,699,468
Options exercisable at December 31, 2015	150,606	$17.39	2.74	$3,699,468

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2015 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2015.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $1,457,000, $596,000 and $1,402,000, respectively.

During the years ended December 31, 2015, 2014 and 2013, Registrant received approximately $1,198,000, $589,000 and $2,111,000, respectively, in cash proceeds from the exercise of its stock options.

Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2015	145,475	$21.61
Granted	41,100	40.31
Vested	(73,523)	24.87
Forfeited	(1,717)	31.13
Restricted share units at December 31, 2015	111,335	$26.21

As of December 31, 2015, there was approximately $753,000 of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a remaining period ranging from 0.08 to 2.82 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2015, 2014 and 2013, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years), subject to certain exceptions through the performance period. Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2015	75,827	$27.78
Granted	29,597	41.24
Performance criteria adjustment	30,798	28.44
Vested	(4,269)	36.87
Performance awards at December 31, 2015	131,953	$30.66
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based conditions. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's stock at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. As of December 31, 2015, $874,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period ranging from 1 to 2 years.

Restricted Stock - AWR has no restricted stock outstanding as of December 31, 2015.

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

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.5 million as of December 31, 2015.  Included in the $5.5 million is a commitment of $3.0 million to lease water rights from a third party under an agreement which expires in 2028. The remaining $2.5 million are commitments for purchased water with other third parties which expire through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2015 are as follows (in thousands):

2016	$393
2017	393
2018	394
2019	393
2020	394
Thereafter	3,570
Total	$5,537

Bear Valley Electric:

Generally, GSWC’s electric division purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  During 2014, GSWC's power purchases were based on month-to-month arrangements, as the previous long-term purchase power contract expired in 2013. However, GSWC began taking power pursuant to new purchased power contracts approved by the CPUC effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2015, GSWC's commitment under these contracts totaled approximately $24.8 million.

The ability of GSWC to deliver purchased power to customers in its BVES service area is limited by the ability of the transmission facilities owned by Southern California Edison Company to transmit this power.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2015, 2014 and 2013, Registrant’s consolidated rent expense was approximately $2,740,000, $2,982,000 and $2,982,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2015 are as follows (in thousands):

2016	$2,526
2017	2,151
2018	1,717
2019	1,345
2020	1,094
Thereafter	830
Total	$9,663

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future minimum payments under long-term non-cancelable operating leases.

Construction Program:

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2015, GSWC has unconditional purchase obligations for capital projects of approximately $44.5 million.

Note 14 - Contingencies

Condemnation of Properties:

The laws of the state of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is actually necessary and in the public interest, and (ii) is entitled to receive the fair market value of its property if the property is ultimately taken.

Claremont System:
On November 4, 2014, voters in the City of Claremont ("Claremont" or "the City") approved a measure authorizing the issuance of $135.0 million in water revenue bonds by the City to finance the acquisition of GSWC's Claremont water system. On December 9, 2014, the City filed an eminent domain lawsuit against GSWC.  GSWC does not believe the seizure is necessary and continues to vigorously defend against the potential condemnation. The eminent domain Right to Take trial is scheduled to begin on June 13, 2016. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $49.3 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, the Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system through eminent domain. At this time, management cannot predict the outcome of the eminent domain proceeding. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation:

GSWC has been involved in environmental remediation and cleanup at a plant site (“Chadron Plant”) that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.

As of December 31, 2015, the total spent to clean-up and remediate GSWC’s plant facility was approximately $4.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2015, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 15 - Business Segments
AWR has 3 reportable segments, water, electric and contracted services, whereas GSWC has 2 segments, water and electric. AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.
 All activities of GSWC, a rate-regulated utility, are geographically located within California.  Activities of ASUS and its subsidiaries are conducted in California, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plants are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Year Ended December 31, 2015
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$328,511	$36,039	$94,091	$—	$458,641
Operating income (loss)	94,213	6,196	18,091	(11)	118,489
Interest expense, net	19,468	1,090	26	46	20,630
Utility Plant	1,005,114	51,002	4,678	—	1,060,794
Depreciation and amortization expense (1)	39,190	1,703	1,140	—	42,033
Income tax expense/(benefit)	30,302	2,170	6,069	(810)	37,731
Capital additions	77,440	8,704	1,179	—	87,323

	As Of And For The Year Ended December 31, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$326,672	$34,387	$104,732	$—	$465,791
Operating income (loss)	94,014	5,728	19,351	(48)	119,045
Interest expense, net	19,370	1,260	142	(82)	20,690
Utility Plant	953,678	45,202	4,640	—	1,003,520
Depreciation and amortization expense (1)	38,388	1,466	1,219	—	41,073
Income tax expense/(benefit)	30,410	1,596	7,038	(996)	38,048
Capital additions	66,304	4,584	1,665	—	72,553

	As Of And For The Year Ended December 31, 2013
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$320,131	$38,409	$113,537	$—	$472,077
Operating income (loss)	95,932	6,411	16,737	(8)	119,072
Interest expense, net	20,236	1,436	264	(228)	21,708
Utility Plant	936,386	40,908	4,183	—	981,477
Depreciation and amortization expense (1)	36,636	2,316	1,138	—	40,090
Income tax expense	30,679	2,455	4,911	(2,262)	35,783
Capital additions	94,581	2,124	674	—	97,379

 The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2015	2014	2013
Total utility plant	$1,060,794	$1,003,520	$981,477
Other assets	287,806	374,778	328,706
Total consolidated assets	$1,348,600	$1,378,298	$1,310,183

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $641,000, $678,000 and $877,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 16 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2015, 2014 and 2013 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$892	$1,187	$1,228
Provision charged to expense	869	991	1,145
Accounts written off, net of recoveries	(817)	(1,286)	(1,186)
Balance at end of year	$944	$892	$1,187

Allowance for doubtful accounts related to accounts receivable-customer	$790	$803	$755
Allowance for doubtful accounts related to other accounts receivable	154	89	432
Total allowance for doubtful accounts	$944	$892	$1,187

	GSWC
	December 31,
(dollars in thousands)	2015	2014	2013
Balance at beginning of year	$892	$1,114	$1,177
Provision charged to expense	844	1,055	1,056
Accounts written off, net of recoveries	(817)	(1,277)	(1,119)
Balance at end of year	$919	$892	$1,114

Allowance for doubtful accounts related to accounts receivable-customer	$790	$803	$755
Allowance for doubtful accounts related to other accounts receivable	129	89	359
Total allowance for doubtful accounts	$919	$892	$1,114

Note 17 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Taxes and Interest Paid:
Income taxes paid	$14,817	$15,984	$10,880	$1,541	$16,500	$7,083
Interest paid, net of capitalized interest	21,822	22,236	22,144	21,797	22,184	22,144

Non-Cash Transactions:
Accrued payables for investment in utility plant	$20,655	$13,147	$19,515	$20,655	$13,141	$19,515
Property installed by developers and conveyed	3,284	800	2,819	3,284	800	2,819

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American States Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Golden State Water Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2016

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President and Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

February 24, 2016

Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2015
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$100,933	$114,618	$132,975	$110,115	$458,641
Operating income	24,890	30,530	41,185	21,884	118,489
Net income	12,149	15,648	21,079	11,608	60,484
Basic earnings per share	0.32	0.41	0.57	0.31	1.61
Diluted earnings per share	0.32	0.41	0.56	0.31	1.60

	GSWC
	For The Year Ended December 31, 2015
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$82,473	$95,470	$105,219	$81,388	$364,550
Operating income	22,473	27,235	34,081	16,620	100,409
Net income	10,385	12,949	16,243	8,014	47,591

	AWR
	For The Year Ended December 31, 2014
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$101,945	$115,641	$138,327	$109,878	$465,791
Operating income	22,768	31,000	39,895	25,382	119,045
Net income	11,021	15,354	21,171	13,512	61,058
Basic earnings per share*	0.28	0.39	0.54	0.35	1.57
Diluted earnings per share*	0.28	0.39	0.54	0.35	1.57

	GSWC
	For The Year Ended December 31, 2014
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$81,213	$94,560	$105,314	$79,972	$361,059
Operating income	20,430	28,575	32,346	18,391	99,742
Net income	9,347	13,456	16,079	8,975	47,857

* The sum of the quarterly 2014 basic and diluted earnings per share amounts do not agree to the yearly totals due to rounding.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2015.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership”, and “Proposal 2 Approval of the 2016 Stock Incentive Plan- What securities have been authorized for issuance under equity compensation plans of the company?” and is incorporated herein by reference pursuant to General Instruction G(3).

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

2. Schedule I — Condensed Financial Information of AWR. Schedules II, III, IV, and V are omitted as they are not applicable.

3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b) Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q, filed August 6, 2012 (File No. 1-4431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed May 13, 2011

3.3	Amended and Restated Articles of Incorporation of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed June 19, 2013

3.4
Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008

4.2
Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant’s Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10-K filed on March 13, 2009 (File No. 1-14431)

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company’s Form 10-Q for the quarter ended June 30, 2009 (File No. 1-14431)

10.1
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Registration Statement on Form S-2, Registration No. 33-5151

10.2
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.3
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant’s Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.5
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant’s Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.6
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant’s Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

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

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 23, 2008 (File No. 1-14431) (2)

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

10.16	Form of Director’s Non-Qualified Stock Option Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the period ended September 30, 2006 (File No. 1-14431) (2)

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 but before January 1, 2015 incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed on November 5, 2008 (File No. 1-14431) (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 21, 2014 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on July 31, 2009 (File No. 1-14431) (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009 (File No. 1-14431) (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 4, 2011 (File No. 1-14431) (2)

10.25	Form of Indemnification Agreement for directors incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the period ended December 31, 2012 (1)(2)

10.26	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.27	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.28	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.29	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.3	2013 Non-Employee Directors Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed May 22, 2014 (2)

10.31	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 2, 2014 (2)

10.32	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8- K filed April 2, 2014 (2)

10.33	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 29, 2016 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 24, 2016
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 24, 2016
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 24, 2016
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 24, 2016
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 24, 2016
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 24, 2016
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 24, 2016
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 24, 2016
Anne M. Holloway
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 24, 2016
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 24, 2016
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2015	2014
Assets

Cash and equivalents	$836	$31,629
Inter-company note receivables	12,000	1,445
Deferred tax assets	—	503
Income taxes receivable and other receivables	11	44
Total current assets	12,847	33,621

Investments in subsidiaries	479,397	478,677
Deferred taxes and other assets	5,604	4,948
Total assets	$497,848	$517,246

Liabilities and Capitalization

Notes payable to bank	$28,000	$—
Income taxes payable	2,579	9,902
Intercompany payables	474	—
Deferred taxes and other liabilities	28	154
Total current liabilities	31,081	10,056

Deferred taxes	734	100
Income taxes payable and other liabilities	88	289
Total other liabilities	822	389

Common shareholders’ equity	465,945	506,801
Total capitalization	465,945	506,801

Total liabilities and capitalization	$497,848	$517,246

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Operating revenues and other income	$98	$81	$227
Operating expenses and other expenses	11	48	8
Income (loss) before equity in earnings of subsidiaries and income taxes	87	33	219

Equity in earnings of subsidiaries	59,587	60,029	60,205

Income before income taxes	59,674	60,062	60,424

Income tax expense (benefit)	(810)	(996)	(2,262)

Net income	$60,484	$61,058	$62,686

Weighted Average Number of Common Shares Outstanding	37,389	38,658	38,639
Basic Earnings Per Common Share	$1.61	$1.57	$1.61

Weighted Average Number of Diluted Common Shares Outstanding	37,614	38,880	38,869
Fully Diluted Earnings per Common Share	$1.60	$1.57	$1.61

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities	$57,682	$61,092	$32,645

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(12,000)	19,668	(6,100)
Net cash provided (used) in investing activities	(12,000)	19,668	(6,100)

Cash Flows From Financing Activities:
Repurchase of Common Shares	(72,893)	(17,180)	—
Proceeds from note payable to GSWC	20,700	8,300	18,236
Repayment of note payable to GSWC	(20,700)	(8,800)	(17,736)
Proceeds from stock option exercises	1,198	589	2,111
Net change in notes payable to banks	28,000	—	—
Dividends paid	(32,690)	(32,111)	(29,360)
Other	(90)	(36)	—
Net cash used in financing activities	(76,475)	(49,238)	(26,749)

Change in cash and equivalents	(30,793)	31,522	(204)
Cash and equivalents at beginning of period	31,629	107	311

Cash and equivalents at the end of period	$836	$31,629	$107

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

In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2015, there were no amounts outstanding under these Notes.

AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks

 AWR (parent) has access to a $100.0 million syndicated credit facility which expires in May 2018.  AWR may, under the terms of the agreement, elect to increase the aggregate commitment by up to an additional $50.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $10.4 million, with fees of 0.65% including: (i) a $5.8 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system; (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (iii) a letter of credit in an amount of $585,000 as security for the purchase of power; (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova; and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In May 2015, Standard & Poor’s Rating Services (“S&P”) affirmed the ‘A+’ credit rating on both American States Water Company and its wholly owned subsidiary, Golden State Water Company. S&P also revised its rating outlook to stable from positive for both companies as a result of the announcement of the second stock repurchase program. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2015, Moody’s Investors Service (“Moody’s”) affirmed its ‘A2’ rating with a stable outlook for GSWC.

At December 31, 2015, there was $28.0 million outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the last three years were as follows:

	December 31,
(in thousands, except percent)	2015	2014	2013
Balance Outstanding at December 31,	$28,000	$—	$—
Interest Rate at December 31,	1.09%	0.82%	0.82%
Average Amount Outstanding	$4,112	$6,181	$—
Weighted Average Annual Interest Rate	0.92%	0.81%	1.02%
Maximum Amount Outstanding	$37,000	$24,000	$—

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2015, AWR was in compliance with these covenants with an interest coverage ratio of 7.68 times interest expense, a debt ratio of 0.44 to 1.00 and a debt rating of A+.

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

Note 4 — Dividend from Subsidiaries

Dividends in the amount of $62.0 million, $52.0 million and $29.4 million were paid to AWR (parent) by its wholly-owned subsidiaries during the years ended December 31, 2015, 2014 and 2013, respectively.