Form 10-Q
period 2016-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2016-05-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016
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
As of May 1, 2016, the number of Common Shares outstanding, of American States Water Company was 36,554,067 shares. As of May 1, 2016, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

Filing Format

American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. and its subsidiaries ("ASUS").

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled "General" in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations." References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.

Forward-Looking Information

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:

•
the outcomes of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in GSWC's general rate cases and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of our costs;

•	changes in the policies and procedures of the California Public Utilities Commission ("CPUC");

•	timeliness of CPUC action on rates;

•
availability of water supplies, which may be adversely affected by the California drought, changes in weather patterns in the West, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels, and timely recover our costs through rates;

•
the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction of pipelines to connect to alternative sources of water, new wells to replace wells that are no longer in service (or are otherwise inadequate to meet the needs of our customers), and other facilities to conserve or reclaim water;

•
the impact of opposition by GSWC customers to rate increases associated with the implementation of tiered rate structures and restrictions on water use mandated in California as a result of the California drought;

•
the impact of condemnation actions on future revenues and other aspects of our business if we do not receive adequate compensation for the assets acquired, or recovery of all charges associated with the condemnation of these assets, and the impact on future revenues if we are no longer entitled to any portion of the revenues generated from these assets;

•
liabilities associated with the inherent risks of damage to private property and injuries to employees and the general public if they should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions, or we fail to maintain safe construction and maintenance work sites;

•	our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure;

•
our ability to recover increases in permitting costs and in costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties, and other demands made upon us by the cities and counties in which GSWC operates;

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's regulatory assets, liabilities and revenues subject to refund or regulatory disallowances and the timing of such recovery, and the amounts set aside for uncollectible accounts receivable, inventory obsolescence, pensions and post-retirement liabilities, taxes and uninsured losses and claims, including general liability and workers' compensation claims;

•
changes in environmental laws, health and safety laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements, including costs associated with upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance monitoring activities and securing alternative supplies of water when necessary;

•	our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations;

•	our ability to attract, retain, train, motivate, develop and transition key employees;

•
our ability to recover the costs associated with the contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs;

•	adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;

•	our electric operation's ability to comply with the CPUC’s renewable energy procurement requirements;

•
changes in GSWC long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases, which may impact our long-term operating revenues if we are unable to secure rate increases, if growth in the residential customer base does not occur to the extent necessary to offset the decline in per-customer residential usage or GSWC's customer base declines as a result of condemnation actions or the use of recycled or reclaimed water from other third-party sources;

•	changes in accounting treatment for regulated utilities;

•	effects of changes in or interpretations of tax laws, rates or policies;

•	changes in estimates used in ASUS’s revenue recognition under the percentage-of-completion method of accounting for construction activities;

•
termination, in whole or in part, of one or more of our military utility privatization contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default;

•	suspension or debarment for a period of time from contracting with the government due to violations of federal law or regulations in connection with military utility privatization activities;

•
delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services at military bases as a result of fiscal uncertainties over the funding of the U.S. government or otherwise;

•	delays in obtaining redetermination of prices or economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business or negotiating periodic price adjustments;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors or manufacturers to perform services for us in accordance with the terms of our military privatization contracts;

•	issues with the implementation, maintenance or upgrading of information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

•
explosions, fires, accidents, mechanical breakdowns, disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and/or wastewater systems on military bases under varying geographic conditions;

•
the impact of storms, earthquakes, floods, mudslides, droughts, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand or that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely;

•
potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption in connection with a cyber-attack or other cyber incident;

•
increases in the cost of obtaining insurance or in uninsured losses that may not be recovered in rates, including increase due to difficulties in obtaining insurance for certain risks, such as wildfires and earthquakes in California;

•
restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt; and

•	our ability to access capital markets and other sources of credit in a timely manner on acceptable terms.

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2015 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Property, Plant and Equipment
Regulated utility plant, at cost	$1,607,283	$1,578,865
Non-utility property, at cost	12,127	11,627
Total	1,619,410	1,590,492
Less - Accumulated depreciation	(540,092)	(529,698)
Net property, plant and equipment	1,079,318	1,060,794

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	18,687	18,710
Total other property and investments	19,803	19,826

Current Assets
Cash and cash equivalents	8,457	4,364
Accounts receivable — customers (less allowance for doubtful accounts of $730 in 2016 and $790 in 2015)	16,183	18,940
Unbilled receivable	18,233	19,490
Receivable from the U.S. government	4,076	5,861
Other accounts receivable (less allowance for doubtful accounts of $59 in 2016 and $154 in 2015)	1,448	2,302
Income taxes receivable	7,571	10,793
Materials and supplies, at average cost	5,180	5,415
Regulatory assets — current	33,555	30,134
Prepayments and other current assets	5,453	3,229
Costs and estimated earnings in excess of billings on uncompleted contracts	30,969	32,169
Total current assets	131,125	132,697

Regulatory and Other Assets
Regulatory assets	110,643	102,562
Costs and estimated earnings in excess of billings on uncompleted contracts	21,253	21,330
Other	6,749	6,750
Total regulatory and other assets	138,645	130,642

Total Assets	$1,368,891	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Capitalization
Common shares, no par value	$244,568	$245,022
Earnings reinvested in the business	222,833	220,923
Total common shareholders’ equity	467,401	465,945
Long-term debt	320,910	320,900
Total capitalization	788,311	786,845

Current Liabilities
Notes payable to banks	43,000	28,000
Long-term debt — current	318	312
Accounts payable	47,856	50,585
Income taxes payable	454	68
Accrued other taxes	5,882	8,142
Accrued employee expenses	11,966	11,748
Accrued interest	6,623	3,626
Unrealized loss on purchased power contracts	7,245	7,053
Billings in excess of costs and estimated earnings on uncompleted contracts	5,540	3,764
Other	10,167	10,209
Total current liabilities	139,051	123,507

Other Credits
Advances for construction	68,802	68,041
Contributions in aid of construction - net	117,386	117,810
Deferred income taxes	195,511	192,852
Unamortized investment tax credits	1,591	1,612
Accrued pension and other postretirement benefits	47,653	42,666
Other	10,586	10,626
Total other credits	441,529	433,607

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,368,891	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Operating Revenues
Water	$66,312	$71,504
Electric	10,573	10,969
Contracted services	16,642	18,460
Total operating revenues	93,527	100,933

Operating Expenses
Water purchased	13,799	12,291
Power purchased for pumping	1,632	2,017
Groundwater production assessment	2,700	3,389
Power purchased for resale	2,871	2,499
Supply cost balancing accounts	(3,415)	1,813
Other operation	6,966	6,160
Administrative and general	20,773	19,527
Depreciation and amortization	9,791	10,548
Maintenance	4,070	3,477
Property and other taxes	4,378	4,276
ASUS construction	8,729	10,046
Total operating expenses	72,294	76,043

Operating Income	21,233	24,890

Other Income and Expenses
Interest expense	(5,623)	(5,228)
Interest income	172	112
Other, net	181	273
Total other income and expenses	(5,270)	(4,843)

Income from operations before income tax expense	15,963	20,047

Income tax expense	5,813	7,898

Net Income	$10,150	$12,149

Weighted Average Number of Common Shares Outstanding	36,521	38,205
Basic Earnings Per Common Share	$0.28	$0.32

Weighted Average Number of Diluted Shares	36,697	38,408
Fully Diluted Earnings Per Common Share	$0.28	$0.32

Dividends Paid Per Common Share	$0.224	$0.213

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$10,150	$12,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,965	10,771
Provision for doubtful accounts	41	112
Deferred income taxes and investment tax credits	2,266	1,255
Stock-based compensation expense	786	853
Other — net	191	339
Changes in assets and liabilities:
Accounts receivable — customers	2,625	1,958
Unbilled receivable	1,257	4,497
Other accounts receivable	945	1,507
Receivables from the U.S. government	1,785	(1,235)
Materials and supplies	235	(316)
Prepayments and other assets	(2,236)	(3,310)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,277	8,055
Regulatory assets	(5,897)	(4,612)
Accounts payable	(3,091)	(2,765)
Income taxes receivable/payable	3,608	6,589
Billings in excess of costs and estimated earnings on uncompleted contracts	1,776	(386)
Accrued pension and other post-retirement benefits	1,088	2,099
Other liabilities	873	935
Net cash provided	27,644	38,495

Cash Flows From Investing Activities:
Capital expenditures	(29,454)	(17,390)
Other investing activities	(79)	(71)
Net cash used	(29,533)	(17,461)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	126	292
Repurchase of Common Shares	—	(13,891)
Receipt of advances for and contributions in aid of construction	1,054	714
Refunds on advances for construction	(443)	(429)
Retirement or repayments of long-term debt	(77)	(69)
Proceeds from notes payable to banks	15,000	—
Dividends paid	(8,181)	(8,155)
Other	(1,497)	(809)
Net cash (used) provided	5,982	(22,347)
Net change in cash and cash equivalents	4,093	(1,313)
Cash and cash equivalents, beginning of period	4,364	75,988
Cash and cash equivalents, end of period	$8,457	$74,675

Non-cash transactions:
Accrued payables for investment in utility plant	$21,017	$11,003
Property installed by developers and conveyed	$806	$289

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Utility Plant
Utility plant, at cost	$1,607,283	$1,578,865
Less - Accumulated depreciation	(532,885)	(522,749)
Net utility plant	1,074,398	1,056,116

Other Property and Investments	16,561	16,581

Current Assets
Cash and cash equivalents	3,486	2,501
Accounts receivable-customers (less allowance for doubtful accounts of $730 in 2016 and $790 in 2015)	16,183	18,940
Unbilled receivable	16,497	18,181
Inter-company receivable	329	54
Other accounts receivable (less allowance for doubtful accounts of $59 in 2016 and $129 in 2015)	928	1,455
Income taxes receivable from Parent	7,852	11,000
Materials and supplies, at average cost	4,345	4,860
Regulatory assets — current	33,555	30,134
Prepayments and other current assets	4,546	2,793
Total current assets	87,721	89,918

Regulatory and Other Assets
Regulatory assets	110,643	102,562
Other	6,714	6,702
Total regulatory and other assets	117,357	109,264

Total Assets	$1,296,037	$1,271,879

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2016	December 31, 2015
Capitalization
Common shares, no par value	$238,233	$238,795
Earnings reinvested in the business	185,567	184,935
Total common shareholder’s equity	423,800	423,730
Long-term debt	320,910	320,900
Total capitalization	744,710	744,630

Current Liabilities
Inter-company payable	27,033	12,000
Long-term debt — current	318	312
Accounts payable	40,039	39,610
Accrued other taxes	5,522	7,830
Accrued employee expenses	10,657	10,630
Accrued interest	6,352	3,599
Unrealized loss on purchased power contracts	7,245	7,053
Other	9,895	9,921
Total current liabilities	107,061	90,955

Other Credits
Advances for construction	68,802	68,041
Contributions in aid of construction — net	117,386	117,810
Deferred income taxes	198,362	195,658
Unamortized investment tax credits	1,591	1,612
Accrued pension and other postretirement benefits	47,653	42,666
Other	10,472	10,507
Total other credits	444,266	436,294

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,296,037	$1,271,879

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating Revenues
Water	$66,312	$71,504
Electric	10,573	10,969
Total operating revenues	76,885	82,473

Operating Expenses
Water purchased	13,799	12,291
Power purchased for pumping	1,632	2,017
Groundwater production assessment	2,700	3,389
Power purchased for resale	2,871	2,499
Supply cost balancing accounts	(3,415)	1,813
Other operation	6,083	5,458
Administrative and general	16,516	15,557
Depreciation and amortization	9,530	10,241
Maintenance	3,539	2,817
Property and other taxes	3,987	3,918
Total operating expenses	57,242	60,000

Operating Income	19,643	22,473

Other Income and Expenses
Interest expense	(5,570)	(5,218)
Interest income	170	104
Other, net	181	273
Total other income and expenses	(5,219)	(4,841)

Income from operations before income tax expense	14,424	17,632

Income tax expense	5,440	7,247

Net Income	$8,984	$10,385

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$8,984	$10,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,705	10,464
Provision for doubtful accounts	62	112
Deferred income taxes and investment tax credits	2,308	1,361
Stock-based compensation expense	578	627
Other — net	180	329
Changes in assets and liabilities:
Accounts receivable — customers	2,625	1,958
Unbilled receivable	1,684	1,096
Other accounts receivable	597	989
Materials and supplies	515	(433)
Prepayments and other assets	(1,765)	(2,558)
Regulatory assets	(5,897)	(4,612)
Accounts payable	74	558
Inter-company receivable/payable	(242)	188
Income taxes receivable/payable from/to Parent	3,148	5,898
Accrued pension and other post-retirement benefits	1,088	2,099
Other liabilities	411	377
Net cash provided	24,055	28,838

Cash Flows From Investing Activities:
Capital expenditures	(28,961)	(17,318)
Note receivable from AWR parent	(4,000)	—
Receipt of payment of note receivable from AWR parent	4,000	—
Other investing activities	(79)	(79)
Net cash used	(29,040)	(17,397)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,054	714
Refunds on advances for construction	(443)	(429)
Retirement or repayments of long-term debt	(77)	(69)
Net change in inter-company borrowings	15,000	—
Dividends paid	(8,300)	(13,000)
Other	(1,264)	(689)
Net cash (used) provided	5,970	(13,473)

Net change in cash and cash equivalents	985	(2,032)
Cash and cash equivalents, beginning of period	2,501	44,005
Cash and cash equivalents, end of period	$3,486	$41,973

Non-cash transactions:
Accrued payables for investment in utility plant	$21,010	$10,989
Property installed by developers and conveyed	$806	$289

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three months ended March 31, 2016 and 2015. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC.

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the three months ended March 31, 2016 and 2015, GSWC allocated to ASUS approximately $1.0 million and $707,000, respectively, of corporate office administrative and general costs. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility.

In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of March 31, 2016, there were no amounts outstanding under these Notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $867,000 and $871,000 for the three months ended March 31, 2016 and 2015, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the states in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the U.S. government reimburses these assessments under the 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $62,000 and $32,000 during the three months ended March 31, 2016 and 2015, respectively.

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
In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. This guidance was adopted January 1, 2016. Accordingly, as of March 31, 2016 and December 31, 2015, Registrant had debt issuance costs, excluding credit facility costs, of $4.5 million and $4.6 million, respectively, reflected in "Long-term debt." Prior to the adoption of this new guidance, debt issuance costs, excluding credit facility costs, of $4.6 million as of December 31, 2015 were reported in noncurrent "Other Assets."
On February 25, 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required in order to provide greater insight into the extent of revenue and expense recognized, and expected to be recognized, from existing contracts. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined the effect of the standard on the Company's ongoing financial reporting.
On March 30, 2016, the FASB issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) will be required to be recorded through the income statement rather than through equity, further increasing the volatility of income tax expense. The new standard also removes the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Management has not yet determined the effect of the standard on the Company's ongoing financial reporting.

Note 2 — Regulatory Matters:
     In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2016, Registrant had approximately $54.0 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $23.7 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $7.2 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES' purchase power contracts over the term of the contracts, and $16.6 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that requires it to write-down the assets’ value. Regulatory assets are offset against regulatory liabilities within each rate-making area. Amounts expected to be collected or refunded in the next 12-months have been classified as current assets and current liabilities by rate-making area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$53,948	$45,171
Costs deferred for future recovery on Aerojet case	12,567	12,699
Pensions and other post-retirement obligations (Note 7)	25,538	21,996
Derivative unrealized loss (Note 4)	7,245	7,053
Flow-through taxes, net (Note 6)	16,551	16,176
Low income rate assistance balancing accounts	8,810	8,699
Other regulatory assets	25,298	25,668
Various refunds to customers	(5,759)	(4,766)
Total	$144,198	$132,696
 Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2015.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  The over- or under-collection of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial paper rate.
GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2015.  For the three months ended March 31, 2016 and 2015, surcharges (net of surcredits) of approximately $1.4 million and $600,000, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts.  During the three months ended March 31, 2016, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $10.1 million using 2015 adopted revenues since the CPUC has not approved the pending water rate case, which will set new rates for the years 2016 - 2018 as discussed below. As of March 31, 2016, GSWC had a net aggregated regulatory asset of $53.9 million which is comprised of a $55.0 million under-collection in the WRAM accounts and $1.1 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  In April 2012, the CPUC issued a final decision which, among other things, sets the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. In addition to adopting a new amortization schedule, the final decision sets a cap on total net WRAM/MCBA surcharges in any given calendar year of 10% of the last authorized revenue requirement. As of March 31, 2016, the recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within the 12 to 18-month period; however, there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount will be recognized as revenue in future periods when it is determined that the amounts will be collected within 24 months. In February 2016, GSWC filed with the CPUC for recovery of the 2015 WRAM balances, including the $1.4 million.

 Other Regulatory Matters:
     Pending Water General Rate Case:
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A final decision is expected sometime during 2016. Once the decision is issued, the rates will be retroactive to January 1, 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels used to calculate rates for 2016-2018, which reflect the state-mandated conservation targets. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, could result in a material change to GSWC's net income recorded during the first quarter of 2016, which would need to be adjusted in the quarter that the final decision is issued.
Year-to-date 2016 billed revenue has been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in supply costs caused by lower consumption, depreciation expense resulting from an updated depreciation study, and other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenue level, GSWC has adjusted its water revenues downward for the three months ended March 31, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation related issues in the pending GRC. These adjustments did not have a significant impact to pretax operating income for the three months ended March 31, 2016 as the overall reduction in the water margin is mostly offset by the lower depreciation and other operating expenses.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Net income	$10,150	$12,149
Less: (a) Distributed earnings to common shareholders	8,181	8,138
Distributed earnings to participating securities	45	45
Undistributed earnings	1,924	3,966

(b) Undistributed earnings allocated to common shareholders	1,914	3,945
Undistributed earnings allocated to participating securities	10	21

Total income available to common shareholders, basic (a)+(b)	$10,095	$12,083

Weighted average Common Shares outstanding, basic	36,521	38,205

Basic earnings per Common Share	$0.28	$0.32
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans, and net income. At March 31, 2016 and 2015, there were 142,402 and 198,764 options outstanding, respectively, under these Plans. At March 31, 2016 and 2015, there were also 215,129 and 226,319 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Common shareholders earnings, basic	$10,095	$12,083
Undistributed earnings for dilutive stock-based awards	10	21
Total common shareholders earnings, diluted	$10,105	$12,104

Weighted average common shares outstanding, basic	36,521	38,205
Stock-based compensation (1)	176	203
Weighted average common shares outstanding, diluted	36,697	38,408

Diluted earnings per Common Share	$0.28	$0.32

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 142,402 and 198,764 stock options at March 31, 2016 and 2015, respectively, were deemed to be outstanding in accordance with the accounting guidance on earnings per share.  All of the 215,129 and 226,319 restricted stock units at March 31, 2016 and 2015, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2016 and 2015.

No stock options outstanding at March 31, 2016 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2016. There were no stock options outstanding at March 31, 2016 or 2015 that were anti-dilutive.

During the three months ended March 31, 2016 and 2015, AWR issued 52,153 and 47,422 common shares for approximately $126,000 and $292,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

On March 27, 2014, AWR's Board of Directors approved a stock repurchase program, authorizing AWR to repurchase up to 1.25 million shares of its Common Shares from time to time through June 30, 2016. Pursuant to this program, Registrant repurchased 356,769 Common Shares on the open market during the three months ended March 31, 2015. This stock repurchase program was completed in 2015.

During the three months ended March 31, 2016 and 2015, AWR paid quarterly dividends of approximately $8.2 million, or $0.224 per share, and $8.2 million, or $0.213 per share, respectively.

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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of March 31, 2016, there was a $7.2 million unrealized loss in the memorandum account for the purchased power contracts as a result of the recent drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2016 was approximately 457,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Fair value at beginning of the period	$(7,053)	$(3,339)
Unrealized loss on purchased power contracts	(192)	(2,837)
Fair value at end of the period	$(7,245)	$(6,176)

Note 5 — Fair Value of Financial Instruments:
     For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.
Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $10.0 million as of March 31, 2016. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2016 and December 31, 2015 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2016 valuation decreased as compared to December 31, 2015, increasing the fair value of long-term debt as of March 31, 2016. Changes in the assumptions will produce differing results.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,776	$418,104	$325,853	$403,844

(1)           Excludes debt issuance costs and redemption premiums.

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETR was 37.7% and 41.1% for the three months ended March 31, 2016 and 2015, respectively. The GSWC ETRs deviate from the statutory rate primarily due to state tax and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items). The ETR at the AWR consolidated level may also fluctuate as a result of certain permanent differences recorded at AWR (parent) and ASUS and its subsidiaries, as well as state taxes recorded at AWR (parent) and ASUS and its subsidiaries (where the amounts of state taxes vary among the jurisdictions in which they operate).
Changes in Tax Law:

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

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three months ended March 31, 2016 and 2015 are as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$1,232	$1,686	$68	$95	$200	$204
Interest cost	1,930	1,939	97	114	186	163
Expected return on plan assets	(2,460)	(2,446)	(122)	(123)	—	—
Amortization of transition	—	—	—	—	—	—
Amortization of prior service cost (benefit)	12	30	(9)	(50)	6	29
Amortization of actuarial (gain) loss	127	469	(150)	(53)	73	108
Net periodic pension cost under accounting standards	841	1,678	(116)	(17)	465	504
Regulatory adjustment — deferred	359	11	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,200	$1,689	$(116)	$(17)	$465	$504
Registrant expects to contribute approximately $5.5 million to its pension plan during 2016.
During 2015, Registrant updated key assumptions used for the valuation of the pension, post-retirement and supplemental executive retirement plans.  These updates included: (i) an increase in the discount rates; (ii) updates in demographic assumptions, such as retirement and termination rates, to reflect recent changes in participant behavior, and (iii) salary increases based on Registrant’s recent and future expected experience.  As a result of these updates in actuarial assumptions, as well as the pension plan closure to new employees hired after December 31, 2010, net periodic benefit costs decreased for the three months ended March 31, 2016 as compared to the same period in 2015.

Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2016, GSWC has a total $1.8 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

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
Claremont System:
In December 2014, the City of Claremont filed a complaint in eminent domain against GSWC. GSWC plans to vigorously defend against the eminent domain action. The trial determining the City’s rights to seize the system by eminent domain is scheduled to begin on June 13, 2016. At this time, management cannot predict the outcome of the eminent domain proceeding. The Claremont water system has a net book value of approximately $49.1 million. GSWC serves approximately 11,000 customers in Claremont.

Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai system through eminent domain. In February 2016, CMWD made an offer to acquire GSWC's water system servicing Ojai. GSWC rejected the offer and informed CMWD that the system is not for sale. At this time, management cannot predict the outcome of the eminent domain proceeding; however, management believes that it is likely that CMWD will file an eminent domain lawsuit in the near future. In April 2016, CMWD adopted a resolution of necessity to acquire the water system. GSWC serves approximately 3,000 customers in Ojai.

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
As of March 31, 2016, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2016, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries on a stand-alone basis.

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

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime contractor funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended March 31, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$66,312	$10,573	$16,642	$—	$93,527
Operating income (loss)	17,408	2,235	1,592	(2)	21,233
Interest expense, net	5,075	325	7	44	5,451
Utility plant	1,022,525	51,873	4,920	—	1,079,318
Depreciation and amortization expense (1)	9,023	507	261	—	9,791
Income tax expense (benefit)	4,586	854	573	(200)	5,813
Capital additions	28,141	820	493	—	29,454

	As Of And For The Three Months Ended March 31, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$71,504	$10,969	$18,460	$—	$100,933
Operating income (loss)	19,741	2,732	2,420	(3)	24,890
Interest expense, net	4,801	313	8	(6)	5,116
Utility plant	958,270	44,871	4,422	—	1,007,563
Depreciation and amortization expense (1)	9,941	300	307	—	10,548
Income tax expense (benefit)	6,144	1,103	871	(220)	7,898
Capital additions	16,244	1,074	72	—	17,390

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $175,000 and $223,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	March 31,
	2016	2015
Total utility plant	$1,079,318	$1,007,563
Other assets	289,573	354,939
Total consolidated assets (2)	$1,368,891	$1,362,502

(2) Total consolidated assets shown as of March 31, 2015 exclude $4.9 million of debt issuance costs, (except for credit facility costs), which were previously reported as "Other assets" prior to adoption of Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs as disclosed in Note 1. Credit facility costs continue to be reported as "Other assets."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC and ASUS and its subsidiaries.  The subsidiaries of ASUS are also collectively referred to as the "Military Utility Privatization Subsidiaries".
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes this measure is a useful internal benchmark in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which is each business segment's net income divided by AWR's weighted average number of diluted shares.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our differing services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of First Quarter Results by Segment.”
Overview
GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and related overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems; increased costs and risks associated with litigation relating to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities; fines, penalties and liabilities arising from failure to comply with health and safety standards and other liabilities related to hazards associated with electricity and chemicals used in our business; increasing costs of obtaining and complying with the terms of our franchise agreements; the impact of the accuracy of our judgments and estimates about financial and accounting matters on our operating results and financial condition; adverse impacts on our business if we are unable to attract, retain, train, motivate, develop and transition key employees; the increased risk of data breaches and cyber-attacks which could disrupt our business operations and increase our expenses; market conditions and demographic changes which may adversely impact the value of our benefit plan assets and liabilities; the impact of increasing maintenance expenses on our liquidity and earnings; and increased costs and difficulties in obtaining insurance protecting BVES from wildfires in its service territory. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.
ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance, renewal and replacement of the water and/or wastewater systems at various military installations pursuant to 50-year firm, fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from, and the redetermination and economic price or equitable adjustment of prices under, contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal statutes and regulations in connection with military utility privatization activities.  ASUS' financial performance is also dependent upon its ability to accurately estimate costs in bidding on firm fixed-price contracts for additional construction work at existing bases and the costs of seeking new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.
Pending Water General Rate Case
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A final decision is expected sometime during 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels used to calculate rates for 2016-2018, which reflect the state-mandated conservation targets. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, could result in a material change to GSWC's net income recorded during the first quarter of 2016, which would need to be adjusted in the quarter that the final decision is issued.
Year-to-date 2016 billed revenue has been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in supply costs caused by lower consumption, depreciation expense resulting from an updated depreciation study, and other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenue level, GSWC has adjusted its water revenues downward for the three months ended March 31, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation related issues in the pending GRC. These adjustments did not have a significant impact to pretax operating income for the three months ended March 31, 2016 as the overall reduction in the water margin is mostly offset by the lower depreciation and other operating expenses.

Summary of First Quarter Results by Segment
     The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2016	3/31/2015	CHANGE
Water	$0.22	$0.24	$(0.02)
Electric	0.03	0.03	—
Contracted services	0.03	0.04	(0.01)
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, as reported	$0.28	$0.32	$(0.04)
Water Segment:
For the three months ended March 31, 2016, diluted earnings from the water segment decreased by $0.02 to $0.22 per share as compared to the same period in 2015, due primarily to an overall increase in operating expenses (excluding water supply costs and depreciation expense) of approximately $1.7 million due, in large part, to an increase in: (i) planned and unplanned maintenance expense, and (ii) administrative and general expenses resulting from higher legal and outside services costs related to condemnation matters. These increases were partially offset by a decrease in the effective income tax rate for the water segment primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.
During the three months ended March 31, 2016, billed water revenue was based on 2015 adopted rates established in the prior GRC as the current GRC, which would establish new rates for 2016-2018, has not yet been approved by the CPUC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, will be retroactive to January 1, 2016, and are expected to be lower than the 2015 adopted levels due primarily to decreases in supply costs caused by lower consumption, depreciation expense resulting from an updated depreciation study, and other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenue level, GSWC has adjusted its water revenues downward for the three months ended March 31, 2016, with corresponding decreases to supply costs, depreciation expense, and certain other expenses. These adjustments did not have a significant impact on pretax operating income for the three months ended March 31, 2016 as the overall reduction in the water gross margin is mostly offset by the lower depreciation and other operating expenses. A final GRC decision is expected sometime during 2016.

Electric Segment:
For the three months ended March 31, 2016 and 2015, diluted earnings from the electric segment were $0.03 per share. An increase in the electric gross margin resulting from CPUC approvals of fourth-year rate increases effective January 1, 2016 and rate increases generated from advice letter filings, was mostly offset by an overall increase in operating expenses. Operating expenses (other than supply costs) increased by $932,000 due primarily to an increase in: (i) other operation expenses resulting from additional costs incurred in response to power outages caused by severe winter storms experienced in January 2016; (ii) depreciation expense resulting from additions to utility plant, and (iii) administrative and general expenses resulting from higher costs associated with energy-efficiency and solar-initiative programs approved by the CPUC. The costs of the energy-efficiency and solar-initiative programs have been included in customer rates equally over the rate cycle.
Contracted Services Segment:
For the three months ended March 31, 2016, diluted earnings per share from contracted services decreased by $0.01 to $0.03 per share as compared to the same period in 2015. A decrease in construction activity was partially offset by an increase in management fees resulting from successful resolutions on price redeterminations received during the third quarter of 2015. Construction activity in the first quarter of the year was lower due largely to the timing of engineering and bidding activities on capital work at the Military Utility Privatization Subsidiaries. The majority of the work on these projects is expected to occur during 2016, which will result in an increase in construction activity during each of the remaining quarters in 2016 as compared to the first quarter.
AWR (parent):
Diluted earnings from AWR (parent) decreased by $0.01 per share during the first quarter of 2016 as compared to the same period in 2015 due primarily to higher state income taxes and an increase in interest expense resulting from higher short-term borrowings.

Consolidated Results of Operations — Three Months Ended March 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$66,312	$71,504	$(5,192)	(7.3)%
Electric	10,573	10,969	(396)	(3.6)%
Contracted services	16,642	18,460	(1,818)	(9.8)%
Total operating revenues	93,527	100,933	(7,406)	(7.3)%

OPERATING EXPENSES
Water purchased	13,799	12,291	1,508	12.3%
Power purchased for pumping	1,632	2,017	(385)	(19.1)%
Groundwater production assessment	2,700	3,389	(689)	(20.3)%
Power purchased for resale	2,871	2,499	372	14.9%
Supply cost balancing accounts	(3,415)	1,813	(5,228)	(288.4)%
Other operation	6,966	6,160	806	13.1%
Administrative and general	20,773	19,527	1,246	6.4%
Depreciation and amortization	9,791	10,548	(757)	(7.2)%
Maintenance	4,070	3,477	593	17.1%
Property and other taxes	4,378	4,276	102	2.4%
ASUS construction	8,729	10,046	(1,317)	(13.1)%
Total operating expenses	72,294	76,043	(3,749)	(4.9)%

OPERATING INCOME	21,233	24,890	(3,657)	(14.7)%

OTHER INCOME AND EXPENSES
Interest expense	(5,623)	(5,228)	(395)	7.6%
Interest income	172	112	60	53.6%
Other, net	181	273	(92)	(33.7)%
	(5,270)	(4,843)	(427)	8.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	15,963	20,047	(4,084)	(20.4)%
Income tax expense	5,813	7,898	(2,085)	(26.4)%

NET INCOME	$10,150	$12,149	$(1,999)	(16.5)%

Basic earnings per Common Share	$0.28	$0.32	$(0.04)	(12.5)%

Fully diluted earnings per Common Share	$0.28	$0.32	$(0.04)	(12.5)%

Operating Revenues:
     General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations and adjustments are not granted in a timely manner, current operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended March 31, 2016, revenues from water operations decreased $5.2 million to $66.3 million as compared to the same period in 2015. Year-to-date 2016 billed water revenue has been based on 2015 adopted rates established in the 2013-2015 GRC since the pending GRC, which would establish new rates for 2016-2018, has not been approved by the CPUC. However, during the first quarter of 2016, water revenues were adjusted for the lower revenue requirement stipulated within the pending water general rate case, resulting in a decrease in revenues of approximately $5.8 million as compared to the first quarter of 2015. This decrease in revenues from the lower revenue requirement is partially offset by corresponding decreases in operating expenses (primarily supply costs and depreciation expense). Supply costs are lower due to the decrease in consumption, while depreciation expense is lower as a result of an updated depreciation study. This decrease in water revenues was partially offset by rate increases generated from advice letter filings approved by the CPUC during 2015.
 Billed water consumption for the first quarter of 2016 decreased by approximately 8% as compared to the same period in 2015 due to continued conservation efforts. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place in all three water regions. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the three months ended March 31, 2016, revenues from electric operations were $10.6 million as compared to $11.0 million for the same period in 2015.  The decrease was primarily due to the termination in July of 2015 of a supply cost surcharge to recover previously incurred energy costs. The decrease in revenues from this surcharge totaled approximately $700,000 and was offset by a corresponding decrease in supply costs, resulting in no impact to pretax operating income. This decrease in electric revenue was partially offset by the CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2015.
Billed electric usage decreased by approximately 6% during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  Higher natural snowfall levels during the first quarter of 2016 reduced the need for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2016, revenues from contracted services decreased to $16.6 million as compared to $18.5 million for the same period in 2015. The decrease was due primarily to an overall decrease in construction revenues. Construction activity in the first quarter of the year was lower due largely to the timing of engineering and bidding activities on capital work at the Military Utility Privatization Subsidiaries. The majority of the work on these projects is expected to occur during 2016, which will result in an increase in construction activity during each of the remaining quarters in 2016 as compared to the first quarter. The decrease in construction activity was partially offset by an increase in management fees resulting from successful resolutions on price redeterminations received during the third quarter of 2015.
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

Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’ generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 24.3% and 28.9% of total operating expenses for the three months ended March 31, 2016 and 2015, respectively.
The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$66,312	$71,504	$(5,192)	(7.3)%
WATER SUPPLY COSTS:
Water purchased (1)	$13,799	$12,291	$1,508	12.3%
Power purchased for pumping (1)	1,632	2,017	(385)	(19.1)%
Groundwater production assessment (1)	2,700	3,389	(689)	(20.3)%
Water supply cost balancing accounts (1)	(4,513)	(488)	(4,025)	824.8%
TOTAL WATER SUPPLY COSTS	$13,618	$17,209	$(3,591)	(20.9)%
WATER GROSS MARGIN (2)	$52,694	$54,295	$(1,601)	(2.9)%
PERCENT MARGIN - WATER	79.5%	75.9%

ELECTRIC OPERATING REVENUES (1)	$10,573	$10,969	$(396)	(3.6)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,871	$2,499	$372	14.9%
Electric supply cost balancing accounts (1)	1,098	2,301	(1,203)	(52.3)%
TOTAL ELECTRIC SUPPLY COSTS	$3,969	$4,800	$(831)	(17.3)%
ELECTRIC GROSS MARGIN (2)	$6,604	$6,169	$435	7.1%
PERCENT MARGIN - ELECTRIC	62.5%	56.2%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(3,415,000) and $1,813,000 for the three months ended March 31, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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

 The overall actual percentages of purchased water for the three months ended March 31, 2016 and 2015 were 42% and 34%, respectively, as compared to the adopted percentages of approximately 32% for both periods. The higher actual percentages of purchased water resulted primarily from several wells being out of service. The overall water gross margin percent was 79.5% in the first quarter of 2016 as compared to 75.9% for the same period of 2015. During the first quarter of 2016, the water segment's gross margin was adjusted for both lower revenues and lower supply costs stipulated within the pending water general rate case, resulting in a decrease in the gross dollar margin of $2.1 million, but a higher overall gross margin percent for the three months ended March 31, 2016 as compared to the same period in 2015. Additionally, the water gross margin increased as a result of rate increases generated from advice letter filings approved by the CPUC during 2015.
 Purchased water costs for the three months ended March 31, 2016 increased to $13.8 million as compared to $12.3 million for the same period in 2015 primarily due to an increase in purchased water in the supply mix as a result of wells being out of service, and an increase in wholesale water costs as compared to the three months ended March 31, 2015.
 For the three months ended March 31, 2016, the cost of power purchased for pumping decreased to $1.6 million as compared to $2.0 million for the same period in 2015 primarily due to decreases in pumped water resulting from lower consumption and an increase in purchased water. Groundwater production assessments decreased $689,000 due to a decrease in well production resulting from several wells being out of service as compared to the three months ended March 31, 2015.
The water supply cost balancing account decreased $4.0 million during the three months ended March 31, 2016 as compared to the same period in 2015 mainly due to a reduction in supply costs as stipulated within the pending water general rate case as compared to the 2015 adopted water supply costs.
For the three months ended March 31, 2016, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $2.9 million, as compared to $2.5 million for the three months ended March 31, 2015, due to an increase in the weighted average price per megawatt-hour (“MWh”), including fixed costs and the redemption of renewable energy certificates ("RECs") during the first quarter of 2016 with no such redemption occurring during the first quarter of 2015. The weighted average price per MWh, including fixed costs, increased from $57.38 per MWh for the three months ended March 31, 2015 to $66.64 per MWh for the same period in 2016.  The electric supply cost balancing account included in total supply costs decreased by $1.2 million due primarily to the increase in the weighted average price per MWh, as well as the termination of a supply cost surcharge to recover previously incurred costs.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2016 and 2015, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$4,987	$4,792	$195	4.1%
Electric Services	1,096	666	430	64.6%
Contracted Services	883	702	181	25.8%
Total other operation	$6,966	$6,160	$806	13.1%
For the three months ended March 31, 2016, total other operation expenses increased by $806,000 due, in part, to an overall increase in labor costs at all of the segments resulting from higher wages. There was also an increase in drought-related costs at the water segment. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. GSWC intends to file during the second quarter of 2016 for recovery of drought-related costs of approximately $1.0 million, which had been previously incurred. Incremental drought-related costs are being expensed until recovery is approved by the CPUC. Outside services costs at the electric segment increased in response to power outages caused by severe winter storms experienced in January 2016. Outside services costs at the contracted services segment were also higher resulting from an increase in operation-related activities associated with pumps, outside services for well monitoring and general operations.

Administrative and General
 Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$14,253	$13,539	$714	5.3%
Electric Services	2,263	2,018	245	12.1%
Contracted Services	4,255	3,967	288	7.3%
AWR (parent)	2	3	(1)	(33.3)%
Total administrative and general	$20,773	$19,527	$1,246	6.4%
For the three months ended March 31, 2016, administrative and general expenses at the water segment increased due, in large part, to higher legal and other outside services costs related to condemnation activities. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate. This increase was partially offset by a decrease in pension-related costs as compared to the same period in 2015. The reduction in pension-related costs has been reflected with a corresponding reduction in the water revenue requirement.

For the three months ended March 31, 2016, administrative and general expenses for electric services increased by $245,000 as compared to the three months ended March 31, 2015 due primarily to an increase in costs associated with the energy-efficiency and solar-initiative programs approved by the CPUC. The costs of these programs have been included in customer rates equally over the rate cycle.

For the three months ended March 31, 2016, administrative and general expenses for contracted services increased by $288,000 as compared to the three months ended March 31, 2015 due primarily to an increase in the allocation of administrative and general costs from GSWC to the contracted services segment as stipulated in the pending water GRC.
Depreciation and Amortization
For the three months ended March 31, 2016 and 2015, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$9,023	$9,941	$(918)	(9.2)%
Electric Services	507	300	207	69.0%
Contracted Services	261	307	(46)	(15.0)%
Total depreciation and amortization	$9,791	$10,548	$(757)	(7.2)%
For the three months ended March 31, 2016, depreciation and amortization expense for water services decreased by $918,000 to $9.0 million compared to $9.9 million for the three months ended March 31, 2015 due primarily to the reduction in composite rates stipulated in the pending water GRC resulting from an updated depreciation study. The lower depreciation expense has been reflected in the water revenue requirement.

For the three months ended March 31, 2016, depreciation and amortization expense for electric services increased by $207,000 compared to the three months ended March 31, 2015 due primarily to additions to utility plant during 2015.

Maintenance
For the three months ended March 31, 2016 and 2015, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$3,353	$2,647	$706	26.7%
Electric Services	186	170	16	9.4%
Contracted Services	531	660	(129)	(19.5)%
Total maintenance	$4,070	$3,477	$593	17.1%
Maintenance expense for water services increased by $706,000 due to a higher level of planned and unplanned maintenance performed in 2016. Different factors contribute to the timing of when maintenance activity occurs.
Maintenance expense for contracted services decreased by $129,000 due primarily to: (i) a decrease in labor costs associated with maintenance-related activities, such as hydrants, mains, service lines and lift stations, (ii) a decrease in outside services costs, and (iii) lower vehicle-related maintenance costs.
Property and Other Taxes
For the three months ended March 31, 2016 and 2015, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$3,670	$3,635	$35	1.0%
Electric Services	317	283	34	12.0%
Contracted Services	391	358	33	9.2%
Total property and other taxes	$4,378	$4,276	$102	2.4%
Property and other taxes increased overall by $102,000 during the three months ended March 31, 2016 due primarily to capital additions and associated higher assessed property values.
ASUS Construction
For the three months ended March 31, 2016, construction expenses for contracted services were $8.7 million, decreasing $1.3 million compared to the same period in 2015 due primarily to an overall decrease in construction activity. Construction activity in the first quarter of the year was lower due largely to the timing of engineering and bidding activities on capital work at the Military Utility Privatization Subsidiaries. The majority of the work on these projects is expected to occur during 2016, which will result in an increase in construction activity during each of the remaining quarters in 2016 as compared to the first quarter.

Interest Expense
For the three months ended March 31, 2016 and 2015, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$5,240	$4,903	$337	6.9%
Electric Services	330	315	15	4.8%
Contracted Services	8	10	(2)	(20.0)%
AWR (parent)	45	—	45	100.0%
Total interest expense	$5,623	$5,228	$395	7.6%
For the three months ended March 31, 2016, interest expense increased $395,000 due largely to capitalized interest recorded during the first quarter of 2015 at the water segment resulting from the approval of additional allowance for funds used during construction from advice letter filings approved by the CPUC. There was no similar item during the first quarter of 2016.

Interest Income
For the three months ended March 31, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$165	$102	$63	61.8%
Electric Services	5	2	3	150.0%
Contracted Services	1	2	(1)	(50.0)%
AWR (parent)	1	6	(5)	(83.3)%
Total interest income	$172	$112	$60	53.6%

Income Tax Expense
For the three months ended March 31, 2016 and 2015, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ CHANGE	% CHANGE
Water Services	$4,586	$6,144	$(1,558)	(25.4)%
Electric Services	854	1,103	(249)	(22.6)%
Contracted Services	573	871	(298)	(34.2)%
AWR (parent)	(200)	(220)	20	(9.1)%
Total income tax expense	$5,813	$7,898	$(2,085)	(26.4)%
Consolidated income tax expense for the three months ended March 31, 2016 decreased by $2.1 million due to a decrease in pretax operating income and a lower ETR. AWR's consolidated ETR was 36.4% for the three months ended March 31, 2016 as compared to 39.4% for the three months ended March 31, 2015. The consolidated ETR decreased primarily as a result of changes in the ETR at GSWC, which was 37.7% for the three months ended March 31, 2016 as compared to 41.1% for the three months ended March 31, 2015. GSWC's ETR decreased primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $185.6 million was available on March 31, 2016 to pay dividends to AWR.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt and equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of March 31, 2016, there were $43.0 million in outstanding borrowings under this facility and $10.4 million of letters of credit outstanding.  As of March 31, 2016, AWR had $46.6 million available to borrow under the credit facility.
In April 2016, Standard & Poor’s Rating Services (“S&P”) affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2015, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the three months ended March 31, 2016, GSWC incurred approximately $29.0 million in company-funded capital expenditures. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million, which may change once a decision is issued by the CPUC on the pending water rate case.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On May 2, 2016, AWR's Board of Directors approved a second quarter dividend of $0.224 per share on the Common Shares of AWR. Dividends on the Common Shares will be payable on June 1, 2016 to shareholders of record at the close of business on May 18, 2016.

AWR's Board of Directors approved a stock repurchase program in each of 2014 and 2015, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with the government contracting industry. As of March 31, 2016, the ratio is approximately 56% equity and 44% debt (including short-term borrowings). Based upon current expectations, including the projected infrastructure needs of GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Cash flows are also affected by drought-related costs resulting from the California Governor's order to reduce overall water usage by an aggregate 25% statewide as compared to 2013. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $27.6 million for the three months ended March 31, 2016 as compared to $38.5 million for the same period in 2015.  The decrease in operating cash flow was primarily due to a reduction in cash generated by contracted services due to the timing of billing of and cash receipts for construction work at military bases during the three months ended March 31, 2016. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. There was also a decrease in customer water usage for GSWC, increasing the WRAM regulatory assets. Furthermore, there was higher income tax payments during the three months ended March 31, 2016 as payments during the three months ended March 31, 2015 were lower due, in large part, to the implementation of the tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $29.5 million for the three months ended March 31, 2016 as compared to $17.5 million for the same period in 2015 resulting from higher planned capital expenditures at GSWC.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
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
 Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2016 as compared to $22.3 million cash used for the same period in 2015. This increase in cash provided was primarily due an increase in short-term borrowings from Registrant's revolving credit facility to fund capital expenditures in the regulated water business during the three months ended March 31, 2016, with no similar borrowings occurring during the three months ended March 31, 2015. Additionally, AWR repurchased AWR Common Shares as part of its stock repurchase program during the three months ended March 31, 2015, with no similar repurchases occurring during the three months ended March 31, 2016.

GSWC
GSWC funds its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers. As previously discussed, GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery.
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

Cash Flows from Operating Activities:
Net cash provided by operating activities was $24.1 million for the three months ended March 31, 2016 as compared to $28.8 million for the same period in 2015.  The decrease in operating cash flow at GSWC was primarily due to a decrease in customer consumption. A decrease in customer usage lowers customer billings and increases the WRAM regulatory assets. Additionally, there were higher income tax payments during the three months ended March 31, 2016 as payments during the same period in 2015 were lower due, in large part, to the implementation of the tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.
Cash Flows from Investing Activities:
 Net cash used in investing activities was $29.0 million for the three months ended March 31, 2016 as compared to $17.4 million for the same period in 2015 resulting from higher planned capital expenditures. Cash used for capital expenditures for the three months ended March 31, 2016 was $29.0 million. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $85 - $95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $6.0 million for the three months ended March 31, 2016 as compared to net cash used of $13.5 million for the same period in 2015.  The increase in cash from financing activities was due primarily to an increase in inter-company short-term borrowings to fund operations and capital expenditures during the three months ended March 31, 2016, with no similar borrowings occurring during the same period in 2015. Additionally, there was a decrease in dividends paid to AWR during the three months ended March 31, 2016 as compared to the same period in 2015.

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
 See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2015 for a detailed discussion of contractual obligations and other commitments.

Contracted Services
     Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment on an annual basis.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal; (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal; (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract; and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of price redeterminations and/or economic price and REA adjustments continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing, the water and/or wastewater systems at the military bases it serves.
In 2011, Congress enacted the Budget Control Act (the “Act”) which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not experienced any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a fiscal year 2016 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limit imposed by Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations and/or economic price and REA adjustments, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations and/or economic price adjustments may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency ("DCAA") and/or the Defense Contract Management Agency ("DCMA").  Both DCAA and DCMA conduct, at times at the request of a contracting officer, audits/reviews of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). If the DCAA/DCMA believes ASUS and/or its subsidiaries have accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government-contract-business-system requirements may result in delays in the timing of resolution of price redetermination and/or economic price adjustment filings and/or the ability to file new proposals with the U.S. government. At times, the processing of our filing of price redeterminations and requests for equitable adjustment may be delayed pending the outcome of such audits/reviews or upon mutual agreement with the U.S. government.
Below is a summary of significant projects, price redeterminations, requests for an equitable adjustment, and other filings by subsidiaries of ASUS. With the issuance of modifications on price redeterminations as noted below, ASUS is current on all such filings for contracts at all of the Military Utility Privatization Subsidiaries.

•	FBWS - The fourth price redetermination for Fort Bliss was filed in the third quarter of 2015 and is expected to be finalized in the second quarter of 2016.

•
TUS - The third price redetermination, for the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015 and provided for an annualized increase in operations and maintenance and renewal and replacement fees.

•
ODUS - The second and third price redeterminations for the Fort Lee privatization contract in Virginia, for the six-year period beginning February 2011, and for the other bases that ODUS operates in Virginia, for the six-year period beginning April 2011, were finalized through the issuance of contract modifications in September 2015.

Request for equitable adjustment filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, VA, under a new capital upgrade project. The requests for equitable adjustment covered work that was approved to be performed by the base and included requests for additional revenue totaling $630,000. These requests for equitable adjustments are expected to be resolved in the second quarter of 2016.
ODUS filed a request for equitable adjustment to recover added costs incurred for a major renewal and replacement project. These costs had been included in the previously mentioned redeterminations but were withdrawn to be included in this request for equitable adjustment. ODUS expects this filing to be resolved in the second quarter of 2016.

•	PSUS - The second redetermination for Fort Jackson, covering the period mid-February 2013 through mid-February 2016, was finalized through the issuance of a contract modification in September 2015.

•	ONUS - The third price redetermination for the period covering March 2016 through February 2019 was filed in February 2016 and is expected to be resolved in the third quarter of 2016.

Regulatory Matters
Pending General Rate Case Requests
In July 2014, GSWC filed a GRC for all of its water regions and the general office. The application will determine rates for the years 2016—2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and reduction in other expenses. Hearings for the unresolved issues in the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. The consumption levels used to calculate rates for 2016—2018 and incorporated into the settlement with the CPUC's Office of Ratepayer Advocates ("ORA") reflect the state-mandated conservation targets for each ratemaking area. In April 2015, a special phase of the rate case was authorized by the CPUC in order to address a specific water quality matter within one of GSWC's service areas. In September 2015, a settlement was reached between GSWC and ORA, whereby GSWC agreed to additional reporting requirements related to water quality in the affected service area. The CPUC issued a decision adopting this settlement.
In July 2015, GSWC filed a motion with the CPUC for interim water rates to be effective January 1, 2016 in the event the CPUC did not issue a final decision on the water GRC by January 1, 2016. As part of the filing, GSWC also requested authorization to establish a memorandum account to track the difference between the interim rates, which GSWC proposed to remain at current levels, and final rates once approved by the CPUC. The CPUC approved this filing in October 2015. A final decision on this rate case is expected in 2016, with new rates retroactive to January 1, 2016.
Cost of Capital Proceeding for Water Regions
The CPUC issued a decision on GSWC’s last water cost-of-capital proceeding in July 2012. As a result, GSWC's current water authorized return on equity of 9.43% has remained unchanged since 2013. GSWC was scheduled to file its next cost-of-capital application in March 2016 based on an extension previously granted. In December 2015, GSWC, along with three other Class A California water companies, filed a request with the CPUC for a further extension by which each of them is required to file its next cost-of-capital application. On February 1, 2016, the CPUC approved the one-year extension, until March 31, 2017, by which date each Class A Utility must file its next cost-of-capital application.
BVES General Rate Case
In BVES's previous GRC decision, the CPUC adopted an uncontested settlement agreement between BVES, ORA and three other parties, which resolved many of the issues in that GRC proceeding. Included in the settlement adopted by the CPUC was a provision that BVES would file its next GRC application on or prior to January 31, 2016. In November 2015, BVES filed a petition to modify the GRC decision requesting a change to the provision of the settlement that would defer the GRC filing by one year, to 2017. In March 2016, the CPUC issued a decision granting BVES's request to defer the GRC to March 31, 2017.

Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2015 for a detailed discussion of other regulatory matters.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2015 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2015 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2015.

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
As previously mentioned, in February 2016 the SWRCB extended the mandatory restrictions through October 31, 2016. In addition, the SWRCB amended the required reductions, allowing limited allowances for warmer climate regions, increased population growth as well as credit for certain drought-resilient water-supply investments implemented in 2015. At this time, all except for one of GSWC's water systems meet the revised conservation standard. Additional actions will be taken to ensure further reductions are realized. Based on GSWC's drought response actions and customers’ conservation efforts to date, at this time, management does not believe GSWC will be subject to SWRCB penalties for failure to implement a Water Shortage Contingency Plan.
Impact of Low Precipitation on Groundwater Supplies
As of April 26, 2016, the U.S. Drought Monitor estimates 74 percent of California in the rank of “Severe Drought.” Reduced rainfall results in reduced recharge to the State’s groundwater basins. Several GSWC service areas rely on groundwater as their only source of supply. In the event of water-supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
Due to the ongoing period of drought, California experienced reduced levels of precipitation from average annual conditions. Several of these basins, especially smaller basins, are experiencing dropping groundwater levels. GSWC utilizes groundwater from numerous groundwater basins throughout the State. As previously mentioned, several of GSWC's service areas rely on groundwater as their only source of supply. Should dry conditions persist through the remainder of 2016, areas served by these smaller basins may experience further mandatory conservation measures in the future.

Metropolitan Water District/ State Water Project
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD.
Given the status of the current drought, MWD has implemented a mandatory reduction in overall supply delivery of 15%, effective July 1, 2015. The actual reduction will vary by member agency, and agencies exceeding their allocated reduction will face a surcharge per acre-foot of additional water, up to four times the normal MWD rate. For GSWC, these increases may result in increased purchased water costs, which would be included in the MCBA.

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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2015, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against property, general liability and workers’ compensation claims incurred in the ordinary course of business.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
January 1 – 31, 2016	68,255		$40.77	—	—
February 1 – 29, 2016	1,296		$45.79	—	—
March 1 – 31, 2016	74,884		$40.68	—	—
Total	144,435	(2)	$40.77	—

(1)     None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)        Of this amount, 136,250 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and 8,185 Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On May 2, 2016, AWR's Board of Directors approved a second quarter dividend of $0.224 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on June 1, 2016 to shareholders of record at the close of business on May 18, 2016.

(b)  There have been no material changes during the first quarter of 2016 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

3.4
Restated Articles of Incorporation of Golden State Water Company, as amended, incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-Q for the quarter ended September 30, 2005 (File No. 1-14431)

4.1
Indenture, dated September 1, 1993 between Golden State Water Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, as supplemented, incorporated herein by reference to Exhibit 4.01 of Golden State Water Company Form S-3 filed December 12, 2008 (File No. 333-156112)

4.2
Note Purchase Agreement dated as of October 11, 2005 between Golden State Water Company and Co-Bank, ACB incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K filed October 13, 2005 (File No. 1-14431)

4.3
Note Purchase Agreement dated as of March 10, 2009 between Golden State Water Company and Co-Bank, ACB, incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10-K filed on March 13, 2009 (File No. 1-14431)

4.4
Indenture dated as of December 1, 1998 between American States Water Company and The Bank of New York Mellon Trust Company, N.A., as supplemented by the First Supplemental Indenture dated as of July 31, 2009 incorporated herein by reference to Exhibit 4.1 of American States Water Company's Form 10-Q for the quarter ended June 30, 2009 (File No. 1-14431)

10.1
Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

10.2
Note Agreement dated as of May 15, 1991 between Golden State Water Company and Transamerica Occidental Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.3
Schedule of omitted Note Agreements, dated May 15, 1991, between Golden State Water Company and Transamerica Annuity Life Insurance Company, and Golden State Water Company and First Colony Life Insurance Company incorporated herein by reference to Registrant's Form 10-Q with respect to the quarter ended June 30, 1991 (File No. 1-14431)

10.4
Loan Agreement between California Pollution Control Financing Authority and Golden State Water Company, dated as of December 1, 1996 incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended December 31, 1998 (File No. 1-14431)

10.5
Agreement for Financing Capital Improvement dated as of June 2, 1992 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Form 10-K with respect to the year ended December 31, 1992 (File No. 1-14431)

10.6
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

10.7	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.8	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant's Form S-3D filed November 12, 2008 (File No. 1-14431)

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on November 5, 2008 (File No. 1-14431) (2)

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed May 20, 2015 (File No. 1-14431) (2)

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

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on November 5, 2008 (File No. 1-14431) (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2015 (File No. 1-14431) (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (File No. 1-14431) (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 4, 2011 (File No. 1-14431) (2)

10.25	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.26	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.27	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.28	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.29	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.3	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.31	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.32	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.33	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.36	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 30, 2015 (2)

10.37	2016 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.38	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 25, 2016 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 4, 2016