Form 10-Q
period 2016-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2016-08-03
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016
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
As of August 1, 2016, the number of Common Shares outstanding of American States Water Company was 36,558,468 shares. As of August 1, 2016, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled "General" in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations." References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.

Forward-Looking Information

This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:

•
the outcomes of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in GSWC's general rate cases and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of GSWC's costs;

•	changes in the policies and procedures of the California Public Utilities Commission ("CPUC");

•	timeliness of CPUC action on rates;

•
availability of GSWC's water supplies, which may be adversely affected by the California drought, changes in weather patterns in the West, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

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

•
the impact of condemnation actions on future GSWC revenues and other aspects of our business if we do not receive adequate compensation for the assets acquired, or recovery of all charges associated with the condemnation of these assets, and the impact on future revenues if we are no longer entitled to any portion of the revenues generated from these assets;

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the general public if they should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions, or if safe construction and maintenance work sites are not maintained;

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

•	adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electric and natural gas prices;

•	our electric operation's ability to comply with the CPUC’s renewable energy procurement requirements;

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

•
increases in the cost of obtaining insurance or in uninsured losses that may not be recovered in rates, including increases due to difficulties in obtaining insurance for certain risks, such as wildfires and earthquakes in California;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Property, Plant and Equipment
Regulated utility plant, at cost	$1,643,084	$1,578,865
Non-utility property, at cost	12,606	11,627
Total	1,655,690	1,590,492
Less - Accumulated depreciation	(548,553)	(529,698)
Net property, plant and equipment	1,107,137	1,060,794

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	18,936	18,710
Total other property and investments	20,052	19,826

Current Assets
Cash and cash equivalents	4,518	4,364
Accounts receivable — customers (less allowance for doubtful accounts of $701 in 2016 and $790 in 2015)	20,414	18,940
Unbilled receivable	17,957	19,490
Receivable from the U.S. government	7,836	5,861
Other accounts receivable (less allowance for doubtful accounts of $73 in 2016 and $154 in 2015)	2,587	2,302
Income taxes receivable	1,973	10,793
Materials and supplies, at average cost	5,294	5,415
Regulatory assets — current	32,378	30,134
Prepayments and other current assets	4,619	3,229
Costs and estimated earnings in excess of billings on contracts	35,240	32,169
Total current assets	132,816	132,697

Regulatory and Other Assets
Regulatory assets	117,682	102,562
Costs and estimated earnings in excess of billings on contracts	21,874	21,330
Other	6,738	6,750
Total regulatory and other assets	146,294	130,642

Total Assets	$1,406,299	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Capitalization
Common shares, no par value	$245,360	$245,022
Earnings reinvested in the business	231,336	220,923
Total common shareholders’ equity	476,696	465,945
Long-term debt	320,910	320,900
Total capitalization	797,606	786,845

Current Liabilities
Notes payable to bank	63,500	28,000
Long-term debt — current	318	312
Accounts payable	53,975	50,585
Income taxes payable	51	68
Accrued other taxes	6,357	8,142
Accrued employee expenses	11,129	11,748
Accrued interest	3,852	3,626
Unrealized loss on purchased power contracts	4,933	7,053
Billings in excess of costs and estimated earnings on contracts	5,910	3,764
Other	10,185	10,209
Total current liabilities	160,210	123,507

Other Credits
Advances for construction	70,383	68,041
Contributions in aid of construction - net	117,054	117,810
Deferred income taxes	200,113	192,852
Unamortized investment tax credits	1,570	1,612
Accrued pension and other postretirement benefits	48,858	42,666
Other	10,505	10,626
Total other credits	448,483	433,607

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,406,299	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2016	2015
Operating Revenues
Water	$81,058	$87,581
Electric	7,701	7,889
Contracted services	23,195	19,148
Total operating revenues	111,954	114,618

Operating Expenses
Water purchased	15,835	16,415
Power purchased for pumping	2,132	2,123
Groundwater production assessment	3,968	4,122
Power purchased for resale	2,216	2,566
Supply cost balancing accounts	(2,517)	1,816
Other operation	6,917	7,362
Administrative and general	21,288	20,471
Depreciation and amortization	9,601	10,536
Maintenance	3,635	4,205
Property and other taxes	4,168	4,060
ASUS construction	12,937	10,412
Total operating expenses	80,180	84,088

Operating Income	31,774	30,530

Other Income and Expenses
Interest expense	(5,603)	(5,527)
Interest income	190	102
Other, net	437	77
Total other income and expenses	(4,976)	(5,348)

Income from operations before income tax expense	26,798	25,182

Income tax expense	10,056	9,534

Net Income	$16,742	$15,648

Weighted Average Number of Common Shares Outstanding	36,554	37,702
Basic Earnings Per Common Share	$0.46	$0.41

Weighted Average Number of Diluted Shares	36,752	37,909
Fully Diluted Earnings Per Common Share	$0.45	$0.41

Dividends Paid Per Common Share	$0.224	$0.213

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015
Operating Revenues
Water	$147,370	$159,085
Electric	18,274	18,858
Contracted services	39,837	37,608
Total operating revenues	205,481	215,551

Operating Expenses
Water purchased	29,634	28,706
Power purchased for pumping	3,764	4,140
Groundwater production assessment	6,668	7,511
Power purchased for resale	5,087	5,065
Supply cost balancing accounts	(5,932)	3,629
Other operation	13,883	13,522
Administrative and general	42,061	39,998
Depreciation and amortization	19,392	21,084
Maintenance	7,705	7,682
Property and other taxes	8,546	8,336
ASUS construction	21,666	20,458
Total operating expenses	152,474	160,131

Operating Income	53,007	55,420

Other Income and Expenses
Interest expense	(11,226)	(10,755)
Interest income	362	214
Other, net	618	350
Total other income and expenses	(10,246)	(10,191)

Income from operations before income tax expense	42,761	45,229

Income tax expense	15,869	17,432

Net Income	$26,892	$27,797

Weighted Average Number of Common Shares Outstanding	36,538	37,952
Basic Earnings Per Common Share	$0.73	$0.73

Weighted Average Number of Diluted Shares	36,730	38,153
Fully Diluted Earnings Per Common Share	$0.73	$0.73

Dividends Paid Per Common Share	$0.448	$0.426

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$26,892	$27,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,759	21,458
Provision for doubtful accounts	214	370
Deferred income taxes and investment tax credits	6,476	(432)
Stock-based compensation expense	1,460	1,321
Other — net	(188)	426
Changes in assets and liabilities:
Accounts receivable — customers	(1,765)	(774)
Unbilled receivable	1,533	3,473
Other accounts receivable	(208)	1,248
Receivables from the U.S. government	(1,975)	(579)
Materials and supplies	121	(564)
Prepayments and other assets	(1,403)	932
Costs and estimated earnings in excess of billings on contracts	(3,615)	5,546
Regulatory assets	(12,499)	(13,493)
Accounts payable	2,557	511
Income taxes receivable/payable	8,803	17,655
Billings in excess of costs and estimated earnings on contracts	2,146	(2,283)
Accrued pension and other post-retirement benefits	2,554	2,907
Other liabilities	(2,323)	(2,517)
Net cash provided	48,539	63,002

Cash Flows From Investing Activities:
Capital expenditures	(65,334)	(34,207)
Other investing activities	(125)	(1,401)
Net cash used	(65,459)	(35,608)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	126	512
Repurchase of Common Shares	—	(41,847)
Receipt of advances for and contributions in aid of construction	2,075	1,751
Refunds on advances for construction	(2,576)	(2,571)
Retirement or repayments of long-term debt	(169)	(169)
Proceeds from notes payable to banks	35,500	—
Dividends paid	(16,369)	(16,171)
Other financing activities	(1,513)	(1,025)
Net cash (used) provided	17,074	(59,520)
Net change in cash and cash equivalents	154	(32,126)
Cash and cash equivalents, beginning of period	4,364	75,988
Cash and cash equivalents, end of period	$4,518	$43,862

Non-cash transactions:
Accrued payables for investment in utility plant	$21,488	$13,110
Property installed by developers and conveyed	$4,345	$784

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Utility Plant
Utility plant, at cost	$1,643,084	$1,578,865
Less - Accumulated depreciation	(541,223)	(522,749)
Net utility plant	1,101,861	1,056,116

Other Property and Investments	16,813	16,581

Current Assets
Cash and cash equivalents	411	2,501
Accounts receivable-customers (less allowance for doubtful accounts of $701 in 2016 and $790 in 2015)	20,414	18,940
Unbilled receivable	17,311	18,181
Inter-company receivable	718	54
Other accounts receivable (less allowance for doubtful accounts of $59 in 2016 and $129 in 2015)	1,614	1,455
Income taxes receivable from Parent	4,495	11,000
Materials and supplies, at average cost	4,447	4,860
Regulatory assets — current	32,378	30,134
Prepayments and other current assets	3,910	2,793
Total current assets	85,698	89,918

Regulatory and Other Assets
Regulatory assets	117,682	102,562
Other	6,715	6,702
Total regulatory and other assets	124,397	109,264

Total Assets	$1,328,769	$1,271,879

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2016	December 31, 2015
Capitalization
Common shares, no par value	$238,974	$238,795
Earnings reinvested in the business	190,892	184,935
Total common shareholder’s equity	429,866	423,730
Long-term debt	320,910	320,900
Total capitalization	750,776	744,630

Current Liabilities
Inter-company payable	48,000	12,000
Long-term debt — current	318	312
Accounts payable	44,267	39,610
Accrued other taxes	6,126	7,830
Accrued employee expenses	10,027	10,630
Accrued interest	3,582	3,599
Unrealized loss on purchased power contracts	4,933	7,053
Other	9,955	9,921
Total current liabilities	127,208	90,955

Other Credits
Advances for construction	70,383	68,041
Contributions in aid of construction — net	117,054	117,810
Deferred income taxes	202,528	195,658
Unamortized investment tax credits	1,570	1,612
Accrued pension and other postretirement benefits	48,858	42,666
Other	10,392	10,507
Total other credits	450,785	436,294

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,328,769	$1,271,879

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2016	2015
Operating Revenues
Water	$81,058	$87,581
Electric	7,701	7,889
Total operating revenues	88,759	95,470

Operating Expenses
Water purchased	15,835	16,415
Power purchased for pumping	2,132	2,123
Groundwater production assessment	3,968	4,122
Power purchased for resale	2,216	2,566
Supply cost balancing accounts	(2,517)	1,816
Other operation	6,156	6,540
Administrative and general	16,999	17,003
Depreciation and amortization	9,347	10,235
Maintenance	3,243	3,667
Property and other taxes	3,823	3,748
Total operating expenses	61,202	68,235

Operating Income	27,557	27,235

Other Income and Expenses
Interest expense	(5,586)	(5,516)
Interest income	190	97
Other, net	231	(67)
Total other income and expenses	(5,165)	(5,486)

Income from operations before income tax expense	22,392	21,749

Income tax expense	8,722	8,800

Net Income	$13,670	$12,949

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating Revenues
Water	$147,370	$159,085
Electric	18,274	18,858
Total operating revenues	165,644	177,943

Operating Expenses
Water purchased	29,634	28,706
Power purchased for pumping	3,764	4,140
Groundwater production assessment	6,668	7,511
Power purchased for resale	5,087	5,065
Supply cost balancing accounts	(5,932)	3,629
Other operation	12,239	11,998
Administrative and general	33,515	32,560
Depreciation and amortization	18,877	20,476
Maintenance	6,782	6,484
Property and other taxes	7,810	7,666
Total operating expenses	118,444	128,235

Operating Income	47,200	49,708

Other Income and Expenses
Interest expense	(11,156)	(10,734)
Interest income	360	201
Other, net	412	206
Total other income and expenses	(10,384)	(10,327)

Income from operations before income tax expense	36,816	39,381

Income tax expense	14,162	16,047

Net Income	$22,654	$23,334

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$22,654	$23,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,244	20,850
Provision for doubtful accounts	221	370
Deferred income taxes and investment tax credits	6,081	(827)
Stock-based compensation expense	1,209	1,062
Other — net	(186)	409
Changes in assets and liabilities:
Accounts receivable — customers	(1,765)	(774)
Unbilled receivable	870	(80)
Other accounts receivable	(89)	664
Materials and supplies	413	(629)
Prepayments and other assets	(1,130)	(216)
Regulatory assets	(12,499)	(13,493)
Accounts payable	3,824	5,408
Inter-company receivable/payable	(664)	196
Income taxes receivable/payable from/to Parent	6,505	25,186
Accrued pension and other post-retirement benefits	2,554	2,907
Other liabilities	(2,405)	(2,477)
Net cash provided	44,837	61,890

Cash Flows From Investing Activities:
Capital expenditures	(64,216)	(33,841)
Note receivable from AWR parent	—	(3,000)
Other investing activities	(158)	(1,427)
Net cash used	(64,374)	(38,268)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,075	1,751
Refunds on advances for construction	(2,576)	(2,571)
Retirement or repayments of long-term debt	(169)	(169)
Net change in inter-company borrowings	36,000	—
Dividends paid	(16,600)	(26,000)
Other financing activities	(1,283)	(702)
Net cash (used) provided	17,447	(27,691)

Net change in cash and cash equivalents	(2,090)	(4,069)
Cash and cash equivalents, beginning of period	2,501	44,005
Cash and cash equivalents, end of period	$411	$39,936

Non-cash transactions:
Accrued payables for investment in utility plant	$21,488	$13,108
Property installed by developers and conveyed	$4,345	$784

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although GSWC has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and six months ended June 30, 2016 and 2015. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $969,000 and $609,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $2.0 million and $1.3 million during the six months ended June 30, 2016 and 2015, respectively. In addition, AWR has a $100.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and

ASUS, in support of their operations.  As of June 30, 2016, there was $63.5 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of June 30, 2016, there were no amounts outstanding under these notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.0 million and $996,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million for each of the six months ended June 30, 2016 and 2015. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

Depending on the states in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the U.S. government reimburses these assessments under the 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $84,000 and $53,000 during the three months ended June 30, 2016 and 2015, respectively, and $146,000 and $86,000 for the six months ended June 30, 2016 and 2015, respectively.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance on revenue recognition. The guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than the original effective date, that is, no earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or the modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant will adopt this guidance in the fiscal year beginning January 1, 2018. Management has not yet selected a transition method nor has it determined the effect of the standard on the Company's ongoing financial reporting.

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. This guidance was adopted January 1, 2016. Accordingly, as of June 30, 2016 and December 31, 2015, Registrant had debt issuance costs, excluding credit facility costs, of $4.5 million and $4.6 million, respectively, reflected in "Long-term debt." Prior to the adoption of this new guidance, debt issuance costs, excluding credit facility costs, of $4.6 million as of December 31, 2015 were reported in noncurrent "Other Assets."

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

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2016, Registrant had approximately $53.5 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $23.5 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $4.9 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $16.9 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment requiring it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next 12 months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$61,627	$45,171
Costs deferred for future recovery on Aerojet case	12,375	12,699
Pensions and other post-retirement obligations (Note 7)	25,215	21,996
Derivative unrealized loss (Note 4)	4,933	7,053
Flow-through taxes, net (Note 6)	16,923	16,176
Low income rate assistance balancing accounts	8,744	8,699
Other regulatory assets	26,264	25,668
Various refunds to customers	(6,021)	(4,766)
Total	$150,060	$132,696

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2015 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2015.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is netted against the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.

GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2015. For the six months ended June 30, 2016 and 2015, surcharges (net of surcredits) of approximately $6.4 million and $96,000, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the six months ended June 30, 2016, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $22.9 million mostly caused by using 2015 adopted revenues since the CPUC has not approved the pending water rate case, which will set new rates for the years 2016 - 2018 as discussed below. As of June 30, 2016, GSWC had a net aggregated regulatory asset of $61.6 million which is comprised of a $64.8 million under-collection in the WRAM accounts and $3.2 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 24 months; however, as of December 31, 2015 there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances that were greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount is recognized as revenue in the periods in which it is determined that the amounts will be collected within 24 months. During the three and six months ended June 30, 2016, GSWC recognized $690,000 of this amount as revenue as it was determined that this amount would be recovered within 24 months from June 30, 2016. In 2016, GSWC implemented CPUC-approved surcharges for recovery of the 2015 WRAM balances, including the $1.4 million discussed above.

Other Regulatory Matters:

Pending Water General Rate Case:
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A final decision is expected during 2016. Once the decision is issued, the rates will be retroactive to January 1, 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels to be used to calculate rates for 2016-2018, which reflect state-mandated conservation targets that were previously in place. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, could result in a material change to GSWC's net income recorded during the first six months of 2016 that would need to be adjusted in the quarter in which the final decision is issued.
Year-to-date 2016 billed revenues have been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenues, GSWC has adjusted its water revenues downward for the three and six months ended June 30, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation-related issues in the pending GRC. These adjustments did not have a significant impact on pretax operating income for the three and six months ended June 30, 2016 as the overall reduction in water revenues is mostly offset by lower supply costs, depreciation and other operating expenses.
Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor used previously for numerous construction projects primarily in one of GSWC's three main geographic water regions. As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits over a period of ten years from the date the settlement was approved by the CPUC. The audits cover GSWC's policies and procedures for the procurement of outside contracts for engineering or construction for capital projects related to other contractors after 1993. The first audit started in 2014 and covered an almost 20-year period from January 1, 1994 through September 30, 2013.
In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Furthermore, in June 2015 ORA notified the administrative law judge in the ongoing general rate case that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA withdrew its request to have further review of this matter in the pending general rate case. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.

Formal Complaint Filed at the CPUC:
In June 2016, a third party filed a formal complaint with the CPUC against GSWC in connection with a water main break that occurred in 2014. The water main break caused damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building, and the delay of its repairs, and the complaint asks the CPUC to order GSWC to immediately complete repairs. GSWC believes it has reasonable defenses to the complaint filed with the CPUC. In July 2016, GSWC filed an answer to the formal complaint with the CPUC as well as a motion to dismiss the complaint. Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. The trial of this lawsuit is set for December 2016. At this time, GSWC believes it has sufficient insurance coverage to cover any judgment entered in the civil suit pending in Superior Court. However, GSWC cannot predict the outcome of the Superior Court litigation, the dispute and litigation between its insurers, or the CPUC proceeding.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$16,742	$15,648	26,892	27,797
Less: (a) Distributed earnings to common shareholders	8,188	8,016	16,369	16,171
Distributed earnings to participating securities	50	47	94	89
Undistributed earnings	8,504	7,585	10,429	11,537

(b) Undistributed earnings allocated to common shareholders	8,453	7,541	10,369	11,474
Undistributed earnings allocated to participating securities	51	44	60	63

Total income available to common shareholders, basic (a)+(b)	$16,641	$15,557	$26,738	$27,645

Weighted average Common Shares outstanding, basic	36,554	37,702	36,538	37,952

Basic earnings per Common Share	$0.46	$0.41	$0.73	$0.73

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans, and net income. At June 30, 2016 and 2015, there were 142,402 and 187,152 options outstanding, respectively, under these Plans. At June 30, 2016 and 2015, there were also 227,364 and 225,074 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Common shareholders earnings, basic	$16,641	$15,557	$26,738	$27,645
Undistributed earnings for dilutive stock-based awards	51	44	60	63
Total common shareholders earnings, diluted	$16,692	$15,601	$26,798	$27,708

Weighted average common shares outstanding, basic	36,554	37,702	36,538	37,952
Stock-based compensation (1)	198	207	192	201
Weighted average common shares outstanding, diluted	36,752	37,909	36,730	38,153

Diluted earnings per Common Share	$0.45	$0.41	$0.73	$0.73

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 142,402 and 187,152 stock options at June 30, 2016 and 2015, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 227,364 and 225,074 restricted stock units at June 30, 2016 and 2015, respectively, were included in the calculation of diluted EPS for the six months ended June 30, 2016 and 2015.

No stock options outstanding at June 30, 2016 had an exercise price greater than the average market price of AWR’s Common Shares for the six months ended June 30, 2016. There were no stock options outstanding at June 30, 2016 or 2015 that were anti-dilutive.

During the six months ended June 30, 2016 and 2015, AWR issued 52,212 and 69,617 common shares, for approximately $126,000 and $512,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

In 2014 and 2015, AWR's Board of Directors approved stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of its Common Shares from time to time through June 30, 2016. Both programs were completed during 2015. Under these programs, Registrant repurchased 1.1 million shares during the six months ended June 30, 2015. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions.

During the three months ended June 30, 2016 and 2015, AWR paid quarterly dividends of approximately $8.2 million, or $0.224 per share, and $8.0 million, or $0.213 per share, respectively. During the six months ended June 30, 2016 and 2015, AWR paid quarterly dividends to shareholders of approximately $16.4 million, or $0.448 per share, and $16.2 million, or $0.426 per share, respectively.

Note 4 — Derivative Instruments:

Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, BVES entered into several CPUC-approved long-term purchased power contracts with energy providers. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three- and five-year terms depending on the amount of power and the period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of June 30, 2016, there was a $4.9 million unrealized loss in the memorandum account for the purchased power contracts as a result of the drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2016 was approximately 427,000 megawatt hours.
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

To value the contracts, Registrant applies the Black-76 model, utilizing various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for these derivative instruments may be estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instruments.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and six months ended June 30, 2016 and 2015:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Fair value at beginning of the period	$(7,245)	$(6,176)	$(7,053)	$(3,339)
Unrealized gain (loss) on purchased power contracts	2,312	514	2,120	(2,323)
Fair value at end of the period	$(4,933)	$(5,662)	$(4,933)	$(5,662)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $10.3 million as of June 30, 2016. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2016 and December 31, 2015 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2016 valuation decreased as compared to December 31, 2015, increasing the fair value of long-term debt as of June 30, 2016. Changes in the assumptions will produce different results.

	June 30, 2016		December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,684	$442,389	$325,853	$403,844
___________________
(1) Excludes debit issuance costs and redemption premiums.

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  GSWC's ETR was 39.0% and 40.5% for the three months ended June 30, 2016 and 2015, respectively, and 38.5% and 40.7% for the six months ended June 30, 2016 and 2015, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily plant-, rate-case- and compensation-related items). The ETR at the AWR consolidated level may also fluctuate as a result of certain permanent differences as well as state taxes recorded at AWR (parent) and at ASUS and its subsidiaries (where the amounts of state taxes vary among the jurisdictions in which they operate).
 Changes in Tax Law:
In December 2015, the Protecting Americans From Tax Hikes Act of 2015 extended bonus depreciation for qualifying property through 2019. For 2015 through 2017, bonus depreciation was extended at a 50% rate. For 2018-2019, bonus depreciation will be phased down to 40% and 30%, respectively. Although the change in law reduces Registrant’s current taxes payable over these years, it does not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and SERP for the three and six months ended June 30, 2016 and 2015 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$1,316	$1,452	$68	$95	$200	$204
Interest cost	2,026	1,905	97	114	186	163
Expected return on plan assets	(2,460)	(2,452)	(122)	(123)	—	—
Amortization of unrecognized transition (asset)/obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	12	30	(9)	(50)	6	29
Amortization of actuarial (gain) loss	329	427	(150)	(53)	73	108
Net periodic pension cost under accounting standards	1,223	1,362	(116)	(17)	465	504
Regulatory adjustment — deferred	64	251	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,287	$1,613	$(116)	$(17)	$465	$504

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$2,548	$3,138	$136	$190	$400	$408
Interest cost	3,956	3,844	194	228	372	326
Expected return on plan assets	(4,920)	(4,898)	(244)	(246)	—	—
Amortization of unrecognized transition (asset)/obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	24	60	(18)	(100)	12	58
Amortization of actuarial (gain) loss	456	896	(300)	(106)	146	216
Net periodic pension cost under accounting standards	2,064	3,040	(232)	(34)	930	1,008
Regulatory adjustment — deferred	423	262	—	—	—	—
Total expense recognized, before allocation to overhead pool	$2,487	$3,302	$(232)	$(34)	$930	$1,008
Registrant expects to contribute $5.3 million to its pension plan during 2016.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2016, GSWC had a total $1.8 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).
Note 8 — Contingencies:

Condemnation of Properties:

The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is actually necessary and in the public interest, and (ii) is entitled to receive the fair market value of its property if it is ultimately taken.
Claremont System:
In December 2014, the City of Claremont, California filed a complaint in eminent domain against GSWC. GSWC is in the process of vigorously defending against the eminent domain action. The trial determining the City's rights to seize the system by eminent domain began on June 14, 2016. Closing arguments are expected to occur in August 2016, with a decision expected within 90 days after the closing arguments. At this time, management cannot predict the outcome of this eminent domain proceeding. The Claremont water system has a net book value of approximately $49.2 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai, California system through eminent domain. On May 12, 2016, CMWD filed a complaint in eminent domain against GSWC. The complaint included additional causes of action related to claims of potential damages resulting from any delay caused by GSWC seeking relief in prior action regarding the use of Mello-Roos funds for such a taking of property. On June 28, 2016, a group of citizens referred to as "Friends of Locally Owned Water" filed a motion for intervention to also seek potential damages resulting from the additional causes of actions listed above. At this time, management cannot predict the outcome of this eminent domain proceeding. GSWC serves approximately 3,000 customers in Ojai.

Environmental Clean-Up and Remediation:
     GSWC has been involved in environmental remediation and clean-up at a plant site that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
  As of June 30, 2016, the total amount spent to clean-up and remediate GSWC’s plant facility was approximately $5.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2016, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, and exclude U.S. government- and third-party contractor-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended June 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$81,058	$7,701	$23,195	$—	$111,954
Operating income (loss)	26,452	1,105	4,219	(2)	31,774
Interest expense, net	5,052	344	10	7	5,413
Utility plant	1,048,127	53,734	5,276	—	1,107,137
Depreciation and amortization expense (1)	8,840	507	254	—	9,601
Income tax expense (benefit)	8,367	355	1,505	(171)	10,056
Capital additions	32,393	2,862	625	—	35,880

	As Of And For The Three Months Ended June 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$87,581	$7,889	$19,148	$—	$114,618
Operating income (loss)	26,472	763	3,297	(2)	30,530
Interest expense, net	5,108	311	8	(2)	5,425
Utility plant	963,147	47,961	4,399	—	1,015,507
Depreciation and amortization expense (1)	9,768	467	301	—	10,536
Income tax expense (benefit)	8,587	213	888	(154)	9,534
Capital additions	13,918	2,605	294	—	16,817

	As Of And For The Six Months Ended June 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$147,370	$18,274	$39,837	$—	$205,481
Operating income (loss)	43,860	3,340	5,811	(4)	53,007
Interest expense, net	10,127	669	17	51	10,864
Utility plant	1,048,127	53,734	5,276	—	1,107,137
Depreciation and amortization expense (1)	17,863	1,014	515	—	19,392
Income tax expense (benefit)	12,953	1,209	2,078	(371)	15,869
Capital additions	60,534	3,682	1,118	—	65,334

	As Of And For The Six Months Ended June 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$159,085	$18,858	$37,608	$—	$215,551
Operating income (loss)	46,213	3,495	5,717	(5)	55,420
Interest expense, net	9,909	624	16	(8)	10,541
Utility plant	963,147	47,961	4,399	—	1,015,507
Depreciation and amortization expense (1)	19,709	767	608	—	21,084
Income tax expense (benefit)	14,731	1,316	1,759	(374)	17,432
Capital additions	30,162	3,679	366	—	34,207

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $192,000 and $151,000 for the three months ended June 30, 2016 and 2015, respectively, and $367,000 and $374,000 for the six months ended June 30, 2016 and 2015, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2016	2015
Total utility plant	$1,107,137	$1,015,507
Other assets	299,162	323,023
Total consolidated assets (2)	$1,406,299	$1,338,530

(2) Total consolidated assets shown as of June 30, 2016 and 2015 excludes $4.5 million and $4.8 million, respectively, of debt issuance costs (except for credit facility costs), which were previously reported as "Other assets" prior to the adoption of Accounting Standard Updated 2015-03, Simplifying the Presentation of Debt Issuance Costs as disclosed in Note 1. Credit Facility costs continue to be reported as "Other assets."

Note 10 — Subsequent Event:

On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water and wastewater systems at Eglin Air Force Base located in Florida. The contract is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base following the completion of a 10-month transition period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC and ASUS and its subsidiaries.  The subsidiaries of ASUS are also collectively referred to as the "Military Utility Privatization Subsidiaries."

Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which is each business segment's net income divided by AWR's weighted average number of diluted shares.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with U.S. GAAP. A reconciliation of water and electric gross margins to the most directly comparable U.S. GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment”.

Overview

GSWC's revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  Factors affecting the financial performance of GSWC are described under Forward-Looking Information and include: the process and timing of setting rates charged to customers; the ability to recover, and the process for recovering in rates, the costs of distributing water and electricity and related overhead costs; pressures on water supply caused by the drought in California, changing weather patterns in the West, population growth, more stringent water quality standards and deterioration in water quality and water supply from a variety of causes; fines, penalties and disallowances by the CPUC arising from failures to comply with regulatory requirements; the impact of increased water quality standards and environmental regulations on the cost of operations and capital expenditures; changes in long-term customer demand due to changes in usage patterns as a result of conservation efforts, mandatory regulatory changes impacting the use of water, such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers and purchases of recycled water by customers from other third parties; capital expenditures needed to upgrade water systems; increased costs and risks associated with litigation related to water quality and water supply, including suits initiated by GSWC to protect its water supply and condemnation actions initiated by municipalities; fines, penalties and liabilities arising from failure to comply with health and safety standards and other liabilities related to hazards associated with electricity and chemicals used in our business; increasing costs of obtaining and complying with the terms of our franchise agreements; the impact of the accuracy of our judgments and estimates about financial and accounting matters on our operating results and financial condition; adverse impacts on our business if we are unable to attract, retain, train, motivate, develop and transition key employees; the increased risk of data breaches and cyber-attacks which could disrupt our business operations and increase our expenses; market conditions and demographic changes which may adversely impact the value of our benefit plan assets and liabilities; the impact of increasing maintenance expenses on our liquidity and earnings; and increased costs of and/or difficulties in obtaining insurance protecting BVES from wildfires in its service territory. GSWC plans to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC are expected to remain at higher levels than depreciation expense. When necessary, GSWC obtains funds from external sources in the capital markets and through bank borrowings.

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation, maintenance and construction management services at the water and/or wastewater systems at various military installations, pursuant to 50-year firm fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from, and the redetermination and economic price or equitable adjustment of prices under, contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal statutes and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs (i) in bidding on firm fixed-price contracts for additional construction work at existing bases and (ii) under new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

New Privatization Contract Award

On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water and wastewater systems at Eglin Air Force Base located in Florida. The value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base following the completion of a 10-month transition period.

Pending Water General Rate Case
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A final decision is expected sometime during 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels to be used to calculate rates for 2016-2018, which reflect state-mandated conservation targets that were previously in place. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, could result in a material change to GSWC's net income recorded during the first six months of 2016 that would need to be adjusted in the quarter in which the final decision is issued.
Year-to-date 2016 billed revenues have been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenues, GSWC has adjusted its water revenues downward for the three and six months ended June 30, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation-related issues in the pending GRC. These adjustments did not have a significant impact on pretax operating income for the three and six months ended June 30, 2016 as the overall reduction in the water gross margin is mostly offset by the lower depreciation and other operating expenses.

Stock Repurchase Programs
In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio (as a percentage of total capitalization) that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with firms in the government contracting industry. As a result, AWR repurchased 735,000 and 1.1 million shares of its stock during the three and six months ended June 30, 2015, respectively. These repurchases reduced the weighted-average shares outstanding on a diluted basis for the three and six months ended June 30, 2016, which positively benefited earnings per share for both periods. As of June 30, 2016, the equity ratio as a percent of total capitalization was 60%.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2016	6/30/2015	CHANGE
Water	$0.36	$0.33	$0.03
Electric	0.01	0.01	—
Contracted services	0.07	0.06	0.01
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, as reported	$0.45	$0.41	$0.04

Water Segment:
For the three months ended June 30, 2016, diluted earnings from the water segment increased by $0.03 to $0.36 per share as compared to the same period in 2015. Adjustments were recorded to reduce water revenues for related reductions in supply costs, depreciation expense and certain other expenses as a result of the resolution of certain issues in the pending water rate case. These adjustments did not have a significant impact on overall pretax operating income for the three months ended June 30, 2016. Therefore, the increase in water earnings for the three months ended June 30, 2016 was due primarily to: (i) the recognition of a portion of the 2015 Water Revenue Adjustment Mechanism ("WRAM") revenues that had previously been deferred; (ii) a decrease in other operation expenses resulting primarily from lower conservation and drought-related costs incurred as compared to the same period in 2015, (iii) a decrease in planned and unplanned maintenance expense, (iv) an increase in interest and other income during the three months ended June 30, 2016 due primarily to higher gains on investments held for a retirement benefit plan as compared to the same period in 2015, and (v) a decrease in the effective income tax rate due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. Administrative and general expenses at the water segment remained relatively unchanged as higher legal and outside services costs incurred on condemnation-related matters were mostly offset by lower expenses in other administrative and general areas.
Electric Segment:
For the three months ended June 30, 2016 and 2015, diluted earnings from the electric segment were $0.01 per share. The electric gross margin was slightly higher this year due to CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015. Overall operating expenses remained relatively unchanged.
Contracted Services Segment:
For the three months ended June 30, 2016, diluted earnings from the contracted services segment increased by $0.01 to $0.07 per share as compared to the same period in 2015 due, in large part, to an increase in construction activity primarily for capital work performed at Fort Bliss and the military bases in Virginia. There was also an increase in management fee revenues resulting from the successful resolution of price redeterminations received during the third quarter of 2015. These increases in contracted services revenues were partially offset by an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and an increase in outside services costs. There was also an increase in the effective income tax rate at the contacted services segment resulting primarily from higher state income taxes as compared to the same period in 2015. State income taxes vary among the jurisdictions in which the contracted services business operates.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2016	6/30/2015	CHANGE
Water	$0.58	$0.57	$0.01
Electric	0.04	0.04	—
Contracted services	0.10	0.10	—
AWR (parent)	0.01	0.02	(0.01)
Consolidated diluted earnings per share, as reported	$0.73	$0.73	$—

Water Segment:
For the six months ended June 30, 2016, diluted earnings from the water segment increased by $0.01 to $0.58 per share as compared to the same period in 2015. Adjustments were recorded to reduce water revenues for related reductions in supply costs, depreciation expense and certain other expenses as a result of the resolution of certain issues in the pending water rate case. These adjustments did not have a significant impact on pretax operating income for the six months ended June 30, 2016. Favorably impacting earnings per share at the water segment was the cumulative impact of the lower common shares outstanding resulting from the repurchase of stock pursuant to the stock repurchase programs. There was also an increase in earnings resulting from the recognition of a portion of the 2015 WRAM revenues that had previously been deferred, as well as a decrease in the effective income tax rate for the water segment primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. These increases to the water segment's diluted earnings per share were mostly offset by increases in: (i) administrative and general expenses resulting from higher legal and outside services costs related to condemnation matters, and (ii) planned and unplanned maintenance expense.
Electric Segment:
For the six months ended June 30, 2016 and 2015, diluted earnings from the electric segment were $0.04 per share. An increase in the electric gross margin resulting from CPUC approvals of fourth-year rate increases effective January 1, 2016 and rate increases generated from advice letter filings, was offset by an overall increase in operating expenses. Operating expenses (other than supply costs) increased by $831,000 due primarily to an increase in: (i) other operation expenses resulting from additional costs incurred in response to power outages caused by severe winter storms experienced in January 2016 and higher wages, (ii) depreciation expense resulting from additions to utility plant, and (iii) administrative and general expenses resulting from higher legal costs and costs associated with the energy-efficiency program approved by the CPUC. The costs of the energy-efficiency program have been included in customer rates equally over the rate cycle.
Contracted Services Segment:
For the six months ended June 30, 2016 and 2015, diluted earnings from the contracted services segment were $0.10 per share. An increase in contracted services revenues resulting from an increase in construction activity and an increase in management fees from the successful resolution of price redeterminations received during the third quarter of 2015 was mostly offset by an increase in operating expenses and a higher effective income tax rate resulting primarily from an increase in state income taxes as compared to the same period in 2015. State income taxes vary among the jurisdictions in which the contracted services business operates. The increase in operating expenses was due, in large part, to an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and an increase in outside services costs.

AWR (parent):
Diluted earnings from AWR (parent) decreased by $0.01 per share during the six months ended June 30, 2016 as compared to the same period in 2015 due primarily to higher state taxes.

Consolidated Results of Operations — Three Months Ended June 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$81,058	$87,581	$(6,523)	(7.4)%
Electric	7,701	7,889	(188)	(2.4)%
Contracted services	23,195	19,148	4,047	21.1%
Total operating revenues	111,954	114,618	(2,664)	(2.3)%

OPERATING EXPENSES
Water purchased	15,835	16,415	(580)	(3.5)%
Power purchased for pumping	2,132	2,123	9	0.4%
Groundwater production assessment	3,968	4,122	(154)	(3.7)%
Power purchased for resale	2,216	2,566	(350)	(13.6)%
Supply cost balancing accounts	(2,517)	1,816	(4,333)	*
Other operation	6,917	7,362	(445)	(6.0)%
Administrative and general	21,288	20,471	817	4.0%
Depreciation and amortization	9,601	10,536	(935)	(8.9)%
Maintenance	3,635	4,205	(570)	(13.6)%
Property and other taxes	4,168	4,060	108	2.7%
ASUS construction	12,937	10,412	2,525	24.3%
Total operating expenses	80,180	84,088	(3,908)	(4.6)%

OPERATING INCOME	31,774	30,530	1,244	4.1%

OTHER INCOME AND EXPENSES
Interest expense	(5,603)	(5,527)	(76)	1.4%
Interest income	190	102	88	86.3%
Other, net	437	77	360	467.5%
	(4,976)	(5,348)	372	(7.0)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	26,798	25,182	1,616	6.4%
Income tax expense	10,056	9,534	522	5.5%

NET INCOME	$16,742	$15,648	$1,094	7.0%

Basic earnings per Common Share	$0.46	$0.41	$0.05	12.2%

Fully diluted earnings per Common Share	$0.45	$0.41	$0.04	9.8%

* Not meaningful

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

Water
For the three months ended June 30, 2016, revenues from water operations decreased $6.5 million to $81.1 million as compared to the same period in 2015. Year-to-date 2016 billed water revenues have been based on 2015 adopted rates established in the 2013-2015 GRC, adjusted for the lower revenue requirement stipulated within the pending water GRC that will establish new rates for 2016-2018, although this GRC has not yet been approved by the CPUC. This resulted in a decrease in revenues of approximately $7.0 million as compared to the second quarter of 2015. This decrease in water revenues was partially offset by the recognition of a portion of the 2015 WRAM revenue that had previously been deferred and new water revenues generated from the acquisition completed in October 2015 of Rural Water Company, which is near GSWC's Santa Maria customer service area in Coastal California. The net decrease in revenues was partially offset by corresponding decreases in operating expenses (primarily supply costs and depreciation expense). Supply costs are lower due to the decrease in consumption, while depreciation expense is lower as a result of an updated depreciation study.

Billed water consumption for the second quarter of 2016 decreased by approximately 8% as compared to the same period in 2015 due to continued conservation efforts. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all three water regions. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric
For the three months ended June 30, 2016, revenues from electric operations were $7.7 million as compared to $7.9 million for the same period in 2015.  The decrease was primarily due to the termination in August 2015 of a supply cost surcharge to recover previously incurred energy costs. This decrease in electric revenue was partially offset by CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015, increasing the electric gross margin. The decrease in revenues from the termination of the supply cost surcharge, which totaled approximately $434,000, had no impact to pretax operating income due to an offsetting decrease in supply costs.

Billed electric usage remained relatively flat during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended June 30, 2016, revenues from contracted services were $23.2 million as compared to $19.1 million for the same period in 2015. The increase was due to an overall increase in construction activity, primarily for new capital upgrade projects at Fort Bliss and the military bases in Virginia, and an increase in management fees resulting from the successful resolution of price redeterminations received during the third quarter of 2015.

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

Operating Expenses:

Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and the electric supply cost balancing account. Water and electric gross margins are computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with U.S. GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with U.S. GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.0% and 32.2% of total operating expenses for the three months ended June 30, 2016 and 2015, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$81,058	$87,581	$(6,523)	(7.4)%
WATER SUPPLY COSTS:
Water purchased (1)	$15,835	$16,415	$(580)	(3.5)%
Power purchased for pumping (1)	2,132	2,123	9	0.4%
Groundwater production assessment (1)	3,968	4,122	(154)	(3.7)%
Water supply cost balancing accounts (1)	(3,064)	1,192	(4,256)	(357.0)%
TOTAL WATER SUPPLY COSTS	$18,871	$23,852	$(4,981)	(20.9)%
WATER GROSS MARGIN (2)	$62,187	$63,729	$(1,542)	(2.4)%
PERCENT MARGIN - WATER	76.7%	72.8%

ELECTRIC OPERATING REVENUES (1)	$7,701	$7,889	$(188)	(2.4)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,216	$2,566	$(350)	(13.6)%
Electric supply cost balancing accounts (1)	547	624	(77)	(12.3)%
TOTAL ELECTRIC SUPPLY COSTS	$2,763	$3,190	$(427)	(13.4)%
ELECTRIC GROSS MARGIN (2)	$4,938	$4,699	$239	5.1%
PERCENT MARGIN - ELECTRIC	64.1%	59.6%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(2,517,000) and $1,816,000 for the three months ended June 30, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
 The overall actual percentages of purchased water for the three months ended June 30, 2016 and 2015 were 39% and 42%, respectively, as compared to the adopted percentage of approximately 36% for both years. The overall water gross margin percent was 76.7% in the second quarter of 2016 as compared to 72.8% for the same period of 2015. During the second quarter of 2016, the water segment's gross margin was adjusted for both lower revenues and lower supply costs stipulated within the pending water general rate case, resulting in a decrease in the gross dollar margin of approximately $2.0 million, but a higher overall gross margin percent for the three months ended June 30, 2016 as compared to the same period in 2015.
 Purchased water costs for the three months ended June 30, 2016 decreased to $15.8 million as compared to $16.4 million for the same period in 2015 primarily due to a lower volume of water purchased resulting from lower water consumption.
 For the three months ended June 30, 2016 and 2015, the cost of power purchased for pumping was approximately $2.1 million. Groundwater production assessments decreased $154,000 due to lower customer usage during the three months ended June 30, 2016 as compared to the same period in 2015.
The water supply cost balancing account decreased $4.3 million during the three months ended June 30, 2016 as compared to the same period in 2015 mainly due to a reduction in supply costs as stipulated within the pending water general rate case as compared to the 2015 adopted water supply cost.
For the three months ended June 30, 2016, the cost of power purchased for resale to BVES's customers decreased to $2.2 million, as compared to $2.6 million for the three months ended June 30, 2015, due to a decrease in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, decreased from $81.56 for the three months ended June 30, 2015 to $73.02 for the same period in 2016.  The electric supply cost balancing account included in total supply costs decreased by $77,000 due to the termination of a supply cost surcharge to recover previously incurred costs, partially offset by a decrease in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2016 and 2015, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$5,460	$5,750	$(290)	(5.0)%
Electric Services	696	790	(94)	(11.9)%
Contracted Services	761	822	(61)	(7.4)%
Total other operation	$6,917	$7,362	$(445)	(6.0)%
     For the three months ended June 30, 2016, other operation expenses for the water segment decreased by $290,000 primarily as a result of a decrease in conservation and drought-related costs. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. GSWC filed during the second quarter of 2016 for recovery of drought-related costs of approximately $1.0 million, which had been previously incurred mostly in 2015. Incremental drought-related costs are being expensed until recovery is approved by the CPUC.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$14,773	$14,786	$(13)	(0.1)%
Electric Services	2,226	2,217	9	0.4%
Contracted Services	4,284	3,465	819	23.6%
AWR (parent)	5	3	2	66.7%
Total administrative and general	$21,288	$20,471	$817	4.0%

For the three months ended June 30, 2016, administrative and general expenses for contracted services increased by $819,000 as compared to the three months ended June 30, 2015 due to increases in labor costs, the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and an increase in outside services costs. For the water segment, there was a corresponding decrease in the allocation of administrative and general costs as stipulated in the pending water GRC. This decrease in allocation of expenses to the water segment as well as decreases in other outside services, depreciation on vehicles and other miscellaneous items, were mostly offset by an increase in condemnation-related costs. Outside services costs tend to fluctuate and are expected to continue to fluctuate.
Depreciation and Amortization
For the three months ended June 30, 2016 and 2015, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$8,840	$9,768	$(928)	(9.5)%
Electric Services	507	467	40	8.6%
Contracted Services	254	301	(47)	(15.6)%
Total depreciation and amortization	$9,601	$10,536	$(935)	(8.9)%

For the three months ended June 30, 2016, depreciation and amortization expense for water services decreased by $928,000 to $8.8 million compared to $9.8 million for the three months ended June 30, 2015 due primarily to lower composite depreciation rates stipulated in the pending water GRC resulting from an updated depreciation study. The decrease resulting from the lower composite rates was partially offset by depreciation from the additions to utility plant. The lower net depreciation expense has been reflected in the water revenue requirement.

Maintenance
For the three months ended June 30, 2016 and 2015, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$3,080	$3,443	$(363)	(10.5)%
Electric Services	163	224	(61)	(27.2)%
Contracted Services	392	538	(146)	(27.1)%
Total maintenance	$3,635	$4,205	$(570)	(13.6)%
     Maintenance expense for water services decreased by $363,000 due to a lower level of planned and unplanned maintenance performed during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Different factors contribute to the timing of when maintenance activity occurs.
Maintenance expense for contracted services decreased by $146,000 due primarily to: (i) a decrease in outside services and materials costs, and (ii) a decrease in labor costs associated with maintenance-related activities, such as tanks, mains, manholes and lift stations.

Property and Other Taxes
For the three months ended June 30, 2016 and 2015, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$3,585	$3,515	$70	2.0%
Electric Services	238	233	5	2.1%
Contracted Services	345	312	33	10.6%
Total property and other taxes	$4,168	$4,060	$108	2.7%

Property and other taxes increased overall by $108,000 during the three months ended June 30, 2016 due primarily to capital additions and associated higher assessed property values.

ASUS Construction
For the three months ended June 30, 2016, construction expenses for contracted services were $12.9 million, increasing $2.5 million compared to the same period in 2015 due primarily to an increase in overall construction activity at Fort Bliss and at the military bases in Virginia.

Interest Expense
For the three months ended June 30, 2016 and 2015, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$5,238	$5,203	$35	0.7%
Electric Services	348	313	35	11.2%
Contracted Services	11	10	1	10.0%
AWR (parent)	6	1	5	500.0%
Total interest expense	$5,603	$5,527	$76	1.4%

Interest Income
For the three months ended June 30, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$186	$95	$91	95.8%
Electric Services	4	2	2	100.0%
Contracted Services	1	2	(1)	(50.0)%
AWR (parent)	(1)	3	(4)	(133.3)%
Total interest income	$190	$102	$88	86.3%

Other, net
For the three months ended June 30, 2016, other income increased by $360,000 due primarily to higher gains on investments held for a retirement benefit plan as compared to the same period in 2015.

Income Tax Expense
For the three months ended June 30, 2016 and 2015, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$8,367	$8,587	$(220)	(2.6)%
Electric Services	355	213	142	66.7%
Contracted Services	1,505	888	617	69.5%
AWR (parent)	(171)	(154)	(17)	11.0%
Total income tax expense	$10,056	$9,534	$522	5.5%

Consolidated income tax expense for the three months ended June 30, 2016 increased by $522,000 due primarily to an increase in pretax operating income, partially offset by an overall lower effective income tax rate ("ETR"). AWR's consolidated ETR was 37.5% for the three months ended June 30, 2016 as compared to 37.9% for the three months ended June 30, 2015. The consolidated ETR decreased as a result of changes in the ETR at GSWC, which was 39.0% for the three months ended June 30, 2016 as compared to 40.5% applicable to the three months ended June 30, 2015. The decrease in GSWC's ETR was due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period. The increase in income tax expense for contracted services was due to an increase in pretax operating income as well as a higher ETR compared to the three months ended June 30, 2015 resulting primarily from higher state taxes, which vary among the jurisdictions in which it operates.

Consolidated Results of Operations — Six Months Ended June 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$147,370	$159,085	$(11,715)	(7.4)%
Electric	18,274	18,858	(584)	(3.1)%
Contracted services	39,837	37,608	2,229	5.9%
Total operating revenues	205,481	215,551	(10,070)	(4.7)%

OPERATING EXPENSES
Water purchased	29,634	28,706	928	3.2%
Power purchased for pumping	3,764	4,140	(376)	(9.1)%
Groundwater production assessment	6,668	7,511	(843)	(11.2)%
Power purchased for resale	5,087	5,065	22	0.4%
Supply cost balancing accounts	(5,932)	3,629	(9,561)	*
Other operation	13,883	13,522	361	2.7%
Administrative and general	42,061	39,998	2,063	5.2%
Depreciation and amortization	19,392	21,084	(1,692)	(8.0)%
Maintenance	7,705	7,682	23	0.3%
Property and other taxes	8,546	8,336	210	2.5%
ASUS construction	21,666	20,458	1,208	5.9%
Total operating expenses	152,474	160,131	(7,657)	(4.8)%

OPERATING INCOME	53,007	55,420	(2,413)	(4.4)%

OTHER INCOME AND EXPENSES
Interest expense	(11,226)	(10,755)	(471)	4.4%
Interest income	362	214	148	69.2%
Other, net	618	350	268	76.6%
	(10,246)	(10,191)	(55)	0.5%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	42,761	45,229	(2,468)	(5.5)%
Income tax expense	15,869	17,432	(1,563)	(9.0)%

NET INCOME	$26,892	$27,797	$(905)	(3.3)%

Basic earnings per Common Share	$0.73	$0.73	$—	—%

Fully diluted earnings per Common Share	$0.73	$0.73	$—	—%

* Not meaningful

Operating Revenues:

Water
For the six months ended June 30, 2016, revenues from water operations decreased $11.7 million to $147.4 million as compared to the same period in 2015. Year-to-date 2016 billed water revenues have been based on 2015 adopted rates established in the 2013-2015 GRC, adjusted for the lower revenue requirement stipulated within the pending water GRC that will establish new rates for 2016-2018, although this GRC has not yet been approved by the CPUC. This resulted in a decrease in revenues of approximately $12.8 million as compared to the first six months of 2015. This decrease in water revenues was partially offset by the recognition of a portion of the 2015 WRAM revenue that had previously been deferred and new water revenues generated from the acquisition completed in October 2015 of Rural Water Company, which is near GSWC's Santa Maria customer service area in Coastal California. The net decrease in revenues from the lower revenue requirement was partially offset by corresponding decreases in operating expenses (primarily supply costs and depreciation expense). Supply costs are lower due to the decrease in consumption, while depreciation expense is lower as a result of an updated depreciation study.

Billed water consumption for the first six months of 2016 decreased by approximately 8% as compared to the same period in 2015 due to continued conservation efforts. As previously discussed, changes in consumption generally do not have a significant impact on revenues due to the WRAM.

Electric
For the six months ended June 30, 2016, revenues from electric operations were $18.3 million as compared to $18.9 million for the same period in 2015.  The decrease was primarily due to the termination in August 2015 of a supply cost surcharge to recover previously incurred energy costs. This decrease in electric revenue was partially offset by the CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015. The decrease in revenues from the termination of the supply cost surcharge, which totaled approximately $1.2 million, had no impact to pretax operating income due to an offsetting decrease in supply costs.

Billed electric usage decreased by approximately 4% during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  Higher natural snowfall levels during the first quarter of 2016 reduced the need for snowmaking, resulting in less electric usage in the Big Bear area than in 2015. Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the six months ended June 30, 2016, revenues from contracted services were $39.8 million as compared to $37.6 million for the same period in 2015. The increase was due to an overall increase in construction activity, primarily new capital upgrade projects at Fort Bliss and the military bases in Virginia, and an increase in management fees resulting from the successful resolution of price redeterminations received during the third quarter of 2015.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25.7% and 30.6% of total operating expenses for the six months ended June 30, 2016 and 2015, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2016 and 2015 (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$147,370	$159,085	$(11,715)	(7.4)%
WATER SUPPLY COSTS:
Water purchased (1)	$29,634	$28,706	$928	3.2%
Power purchased for pumping (1)	3,764	4,140	(376)	(9.1)%
Groundwater production assessment (1)	6,668	7,511	(843)	(11.2)%
Water supply cost balancing accounts (1)	(7,577)	703	(8,280)	*
TOTAL WATER SUPPLY COSTS	$32,489	$41,060	$(8,571)	(20.9)%
WATER GROSS MARGIN (2)	$114,881	$118,025	$(3,144)	(2.7)%
PERCENT MARGIN - WATER	78.0%	74.2%

ELECTRIC OPERATING REVENUES (1)	$18,274	$18,858	$(584)	(3.1)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,087	$5,065	$22	0.4%
Electric supply cost balancing accounts (1)	1,645	2,926	(1,281)	(43.8)%
TOTAL ELECTRIC SUPPLY COSTS	$6,732	$7,991	$(1,259)	(15.8)%
ELECTRIC GROSS MARGIN (2)	$11,542	$10,867	$675	6.2%
PERCENT MARGIN - ELECTRIC	63.2%	57.6%
* Not meaningful

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(5,932,000) and $3,629,000 for the six months ended June 30, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the six months ended June 30, 2016 and 2015 were 40% and 38%, respectively, as compared to the adopted percentage of approximately 35% for both years. The higher actual percentages of purchased water resulted primarily from several wells being out of service. The overall water gross margin percent was 78.0% for the six months ended June 30, 2016 as compared to 74.2% for the same period of 2015. During the first six months of 2016, the water segment's gross margin was adjusted for both lower revenues and lower supply costs stipulated within the pending water general rate case, resulting in a decrease in the gross dollar margin of $4.1 million, but a higher overall gross margin percent for the six months ended June 30, 2016 as compared to the same period in 2015.
 Purchased water costs for the six months ended June 30, 2016 increased to $29.6 million as compared to $28.7 million for the same period in 2015 primarily due to an increase in purchased water in the supply mix as a result of wells being out of service, and an increase in wholesale water costs as compared to the six months ended June 30, 2015.
 For the six months ended June 30, 2016 and 2015, the cost of power purchased for pumping decreased to $3.8 million as compared to $4.1 million for the same period in 2015 primarily due to decreases in pumped water resulting from lower consumption and an increase in purchased water. Groundwater production assessments decreased $843,000 due to a decrease in well production resulting from several wells being out of service during the six months ended June 30, 2016 as compared to the same period in 2015.
The water supply cost balancing account decreased $8.3 million during the six months ended June 30, 2016 as compared to the same period in 2015 mainly due to a reduction in supply costs as stipulated within the pending water general rate case as compared to the 2015 adopted water supply costs.
For the six months ended June 30, 2016 and 2015, the cost of power purchased for resale to BVES's customers was $5.1 million. The electric supply cost balancing account included in total supply costs decreased by $1.3 million due primarily to an increase in weighted average price per MWh, as well as the termination of a supply cost surcharge to recover previously incurred costs.
 Other Operation
For the six months ended June 30, 2016 and 2015, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$10,447	$10,542	$(95)	(0.9)%
Electric Services	1,792	1,456	336	23.1%
Contracted Services	1,644	1,524	120	7.9%
Total other operation	$13,883	$13,522	$361	2.7%
     For the six months ended June 30, 2016, total other operation expenses increased by $361,000 due, in part, to an overall increase in labor costs at all of the segments resulting from higher wages. Additionally, outside services costs at the electric segment increased in response to power outages caused by severe winter storms experienced in January 2016. Outside services expenses at the contracted services segment were also higher resulting from an increase in operation-related activities associated with pumps, lift stations, service lines and outside services for well monitoring and general operations.
Other operation expenses at the water segment were overall lower due to a decrease in bad debt expense and conservation and drought-related costs as compared to the same period in 2015. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. GSWC filed during the second quarter of 2016 for recovery of drought-related costs of approximately $1.0 million, which had been previously incurred mostly in 2015. Incremental drought-related costs are being expensed until recovery is approved by the CPUC.
Administrative and General
For the six months ended June 30, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$29,026	$28,325	$701	2.5%
Electric Services	4,489	4,235	254	6.0%
Contracted Services	8,539	7,432	1,107	14.9%
AWR (parent)	7	6	1	16.7%
Total administrative and general	$42,061	$39,998	$2,063	5.2%
     For the six months ended June 30, 2016, administrative and general expenses at the water segment increased due, in large part, to higher legal and outside services costs related to condemnation activities. This increase was partially offset by: (i) a decrease in pension-related costs, (ii) a lower allocation of administrative and general expenses to the water segment from the general office as stipulated in the pending water GRC, and (iii) decreases in other outside services costs, vehicle expenses and insurance-related costs as compared to the same period in 2015. The reduction in pension-related costs and the lower allocation from the general office have been reflected with a corresponding reduction in the water revenue requirement. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

For the six months ended June 30, 2016, administrative and general expenses for electric services increased by $254,000 as compared to the six months ended June 30, 2015 due primarily to an increase in legal costs and costs associated with the energy-efficiency program approved by the CPUC. The cost of the energy-efficiency program has been included in customer rates equally over the rate cycle.

For the six months ended June 30, 2016, administrative and general expenses for contracted services increased by $1.1 million as compared to the six months ended June 30, 2015 due, in large part, to an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and an increase in labor and outside services costs. Outside services costs tend to fluctuate and are expected to continue to fluctuate.

Depreciation and Amortization

For the six months ended June 30, 2016 and 2015, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$17,863	$19,709	$(1,846)	(9.4)%
Electric Services	1,014	767	247	32.2%
Contracted Services	515	608	(93)	(15.3)%
Total depreciation and amortization	$19,392	$21,084	$(1,692)	(8.0)%

For the six months ended June 30, 2016, depreciation and amortization expense for water services decreased by $1.8 million to $17.9 million compared to $19.7 million for the six months ended June 30, 2015 due primarily to lower composite depreciation rates stipulated in the pending water GRC resulting from an updated depreciation study. The decrease resulting from the lower composite rates was partially offset by depreciation from the additions to utility plant. The lower net depreciation expense has been reflected in the water revenue requirement.

For the six months ended June 30, 2016, depreciation and amortization expense for electric services increased by $247,000 compared to the six months ended June 30, 2015 due primarily to additions to utility plant.

Maintenance

For the six months ended June 30, 2016 and 2015, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$6,433	$6,090	$343	5.6%
Electric Services	349	394	(45)	(11.4)%
Contracted Services	923	1,198	(275)	(23.0)%
Total maintenance	$7,705	$7,682	$23	0.3%

Maintenance expense for water services increased by $343,000 due to planned maintenance activities and a higher level of unplanned maintenance activities performed during the first half of 2016. Different factors contribute to the timing of when planned maintenance activities occur.

Maintenance expense for contracted services decreased by $275,000 due primarily to: (i) a decrease in labor costs associated with maintenance-related activities, such as mains, service lines, storage tanks and lift stations, and (ii) a decrease in outside services costs.

Property and Other Taxes

For the six months ended June 30, 2016 and 2015, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$7,255	$7,150	$105	1.5%
Electric Services	555	516	39	7.6%
Contracted Services	736	670	66	9.9%
Total property and other taxes	$8,546	$8,336	$210	2.5%

Property and other taxes increased overall by $210,000 during the six months ended June 30, 2016 due primarily to capital additions and associated higher assessed property values.

ASUS Construction

For the six months ended June 30, 2016, construction expenses for contracted services were $21.7 million, increasing $1.2 million compared to the same period in 2015 due primarily to an increase in overall construction activity at Fort Bliss and at the military bases in Virginia.

Interest Expense

For the six months ended June 30, 2016 and 2015, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$10,478	$10,106	$372	3.7%
Electric Services	678	628	50	8.0%
Contracted Services	19	20	(1)	(5.0)%
AWR (parent)	51	1	50	*
Total interest expense	$11,226	$10,755	$471	4.4%
* Not meaningful

For the six months ended June 30, 2016, interest expense increased $471,000 due largely to capitalized interest recorded during the first quarter of 2015 at the water segment resulting from the approval of additional allowance for funds used during construction in advice letter filings approved by the CPUC. There was no similar item during in 2016. There was also an increase in interest due to higher borrowings on the credit facility during the six months ended June 30, 2016. There were no similar borrowings during the same period in 2015.

Interest Income

For the six months ended June 30, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$351	$197	$154	78.2%
Electric Services	9	4	5	125.0%
Contracted Services	2	4	(2)	(50.0)%
AWR (parent)	—	9	(9)	(100.0)%
Total interest income	$362	$214	$148	69.2%

Other, net

For the six months ended June 30, 2016, other income increased by $268,000 due to higher gains on investments held for a retirement benefit plan as compared to the same period in 2015.

Income Tax Expense

For the six months ended June 30, 2016 and 2015, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ CHANGE	% CHANGE
Water Services	$12,953	$14,731	$(1,778)	(12.1)%
Electric Services	1,209	1,316	(107)	(8.1)%
Contracted Services	2,078	1,759	319	18.1%
AWR (parent)	(371)	(374)	3	(0.8)%
Total income tax expense	$15,869	$17,432	$(1,563)	(9.0)%

Consolidated income tax expense for the six months ended June 30, 2016 decreased by approximately $1.6 million due to a decrease in pretax operating income and a lower ETR. AWR's consolidated ETR was 37.1% for the six months ended June 30, 2016 as compared to 38.5% for the six months ended June 30, 2015. The consolidated ETR decreased as a result of changes in the ETR at GSWC, which was 38.5% for the six months ended June 30, 2016 as compared to 40.7% for the six months ended June 30, 2015. GSWC's ETR decreased primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. The increase in income tax expense for contracted services was due primarily to a higher ETR compared to the six months ended June 30, 2015 resulting mostly from higher state taxes, which vary among the jurisdictions in which it operates.

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

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $190.9 million was available on June 30, 2016 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $100.0 million revolving credit facility which expires in May 2018.  AWR may elect to increase the aggregate commitment by up to an additional $50.0 million.  AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  Any amounts owed to AWR for borrowings by GSWC under this facility are included in intercompany payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest expense under the credit facility.  As of June 30, 2016, there were $63.5 million in borrowings outstanding under this facility and $10.4 million of letters of credit outstanding.  As of June 30, 2016, AWR had $26.1 million available to borrow under the credit facility.

In April 2016, Standard & Poor's Rating Services ("S&P") affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default). In December 2015, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the six months ended June 30, 2016, GSWC incurred $63.3 million in company-funded capital expenditures. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On August 2, 2016, AWR's Board of Directors approved a third quarter dividend of $0.224 per share. Dividends on the Common Shares will be payable on September 1, 2016 to shareholders of record at the close of business on August 15, 2016.

AWR's Board of Directors approved a stock repurchase program in 2014 and another in 2015, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in May 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with the government contracting industry. As of June 30, 2016, the current ratio is 60% equity and 40% debt. Based upon current expectations, including the projected infrastructure needs of GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.

Cash Flows from Operating Activities:

Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Cash flows are also affected by drought-related costs resulting from California's mandate to reduce overall water usage. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely price redeterminations, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $48.5 million for the six months ended June 30, 2016 as compared to $63.0 million for the same period in 2015. The decrease in operating cash flow was primarily due to lower tax payments made during 2015 largely as the result of the implementation of new federal tax repair regulations during the fourth quarter of 2014. There was also a reduction in cash generated by contracted services due to the timing of billing of and cash receipts for construction work at military bases during the six months ended June 30, 2016. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $65.5 million for the six months ended June 30, 2016 as compared to $35.6 million for the same period in 2015.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash provided by financing activities was $17.1 million for the six months ended June 30, 2016 as compared to $59.5 million net cash used for the same period in 2015. This increase in cash provided was primarily due to an increase in short-term borrowings from Registrant's revolving credit facility to fund the higher capital expenditure levels in the regulated water business during the six months ended June 30, 2016, with no similar borrowings occurring during the six months ended June 30, 2015. Additionally, AWR repurchased AWR Common Shares as part of its stock repurchase program during the six months ended June 30, 2015, with no similar repurchases occurring during the six months ended June 30, 2016.

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

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and shares issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $44.8 million for the six months ended June 30, 2016 as compared to $61.9 million for the same period in 2015.  This decrease was primarily due to lower tax payments made during 2015 largely as a result of the implementation of federal tax repair regulations during the fourth quarter of 2014. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $64.4 million for the six months ended June 30, 2016 as compared to $38.3 million for the same period in 2015 resulting from higher planned capital expenditures. Cash used for capital expenditures for the six months ended June 30, 2016 was $64.2 million. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $95 million, which may change once a decision is issued by the CPUC on the pending water rate case.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $17.4 million for the six months ended June 30, 2016 as compared to net cash used of $27.7 million for the same period in 2015.  The increase in cash from financing activities was due primarily to an increase in inter-company short-term borrowings to fund the higher capital expenditure levels during the six months ended June 30, 2016, with no similar borrowings occurring during the same period in 2015. Additionally, there was a decrease in dividends paid to AWR during the six months ended June 30, 2016 as compared to the same period in 2015.

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

Contracted Services
     Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment on an annual basis.  All new contracts, including the recently awarded Eglin Air Force Base 50-year contract, will be economic-price-adjustment contracts. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of price redeterminations and/or economic price and REA adjustments continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing, the water and/or wastewater systems at the military bases it serves.
In 2011, Congress enacted the Budget Control Act (the “Act”), which committed the U.S. government to significantly reduce the federal deficit over ten years. The Act called for very substantial automatic spending cuts, known as "sequestration," that have impacted the expected levels of Department of Defense budgeting. ASUS has not experienced any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a fiscal year 2016 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limits imposed by Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations and/or economic price and REA adjustments, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
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
Below is a summary of significant projects, price redeterminations, economic price adjustments, requests for an equitable adjustment, and other filings by subsidiaries of ASUS. ASUS is current on all price redetermination and economic-price- adjustment filings for contracts at all of the Military Utility Privatization Subsidiaries.

•	FBWS - The fourth price redetermination for Fort Bliss was filed in the third quarter of 2015 and is expected to be finalized in the third quarter of 2016.

•
TUS - The third price redetermination for Joint Base Andrews, covering the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015 and provided for an annualized increase in operations and maintenance and renewal and replacement fees.

•
ODUS - The economic price adjustment for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2016, is expected to be finalized in the third quarter of 2016. The economic price adjustment for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2016, was finalized through the issuance of contract modifications in June 2016.

Request for equitable adjustment filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, VA, under a new capital upgrade project. The requests for equitable adjustment covered work that was approved to be performed by the base and included requests for additional revenue totaling $630,000. These requests for equitable adjustments are expected to be resolved in the third quarter of 2016.
ODUS filed a request for equitable adjustment to recover added costs incurred for a major renewal and replacement project. These costs had been included in the previously filed redeterminations but were withdrawn to be included in this request for equitable adjustment. ODUS expects this filing to be resolved in the third quarter of 2016.

•
PSUS - The third redetermination for Fort Jackson, covering the period mid-February 2016 through mid-February 2019, was re-submitted during the second quarter of 2016 and is expected to be finalized in the fourth quarter of 2016.

•	ONUS - The third price redetermination for Fort Bragg, covering the period March 2016 through February 2019, was filed in February 2016 and is expected to be resolved in the third quarter of 2016.

New Privatization Contract Award

On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water and wastewater systems at Eglin Air Force Base located in Florida. The value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base following the completion of a 10-month transition period.

Regulatory Matters
Pending General Rate Case Requests
In July 2014, GSWC filed a GRC for all of its water regions and the general office to establish rates for the years 2016—2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and reduction in other expenses. Hearings for the unresolved issues in the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. The consumption levels used to calculate rates for 2016—2018 and incorporated into the settlement with the CPUC's Office of Ratepayer Advocates ("ORA") reflect the 2015 state-mandated conservation targets in effect at that time for each ratemaking area.
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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2015 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2015 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2015.

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
In June 2015, GSWC filed updated drought response actions with the CPUC for each service area to meet the new mandates, which were approved by the CPUC in July 2015. As a result, all of GSWC's water service areas are currently in Stage 1 of the Staged Mandatory Water Conservation and Rationing Plan, which outlines restrictions for outdoor irrigation for GSWC water customers. Failure to comply with these restrictions could result in a written warning, installation of a flow restrictor (including fees for installation/removal) or termination of water service. If Stage 1 restrictions are deemed insufficient to achieve water use reductions, water allocations may be implemented as part of Stage 2, or higher, of the Staged Mandatory Water Conservation and Rationing Plan. Compliance with the mandatory reductions may result in higher costs to customers and general dissatisfaction with the supply reduction mandates, resulting in increased complaints.
In addition to the SWRCB extending the mandatory restrictions through October 31, 2016, the SWRCB amended the required reductions, allowing limited allowances for warmer climate regions, increased population growth as well as credit for certain drought-resilient water-supply investments implemented in 2015. In May 2016, the governor of California issued another Executive Order permanently prohibiting outdoor water practices that waste potable water and directed the SWRCB to develop locally developed conservation standards. In May 2016, the SWRCB issued revised emergency regulations allowing for self-certification of standards based on supply conditions by water system. In June 2016, GSWC provided an analysis to the SWRCB indicating that there is no supply deficit predicted for GSWC’s large urban water systems. At this time, all of GSWC's large systems are in voluntary conservation using the previously assigned mandatory targets and three-days-per-week watering limitations. The SWRCB could modify these requirements as drought conditions change throughout the state.

Impact of Low Precipitation on Groundwater Supplies
As of July 26, 2016, the U.S. Drought Monitor estimates almost 60 percent of California in the rank of “Severe Drought,” which is an improvement from April 2016 when 74 percent was ranked “Severe Drought.”
California's ongoing period of drought is a result of reduced rainfall from average annual conditions. Reduced rainfall results in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, are experiencing dropping groundwater levels. Several of GSWC's service areas rely on groundwater as their only source of supply. Should dry conditions persist through the remainder of 2016, areas served by these smaller basins may experience further mandatory conservation measures in the future. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.

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
In July 2015, MWD implemented a mandatory reduction in overall supply delivery of 15% due to the drought. In April 2016, the SWP allocation was increased to 60 percent of requested orders as a result of improved hydrologic conditions in Northern California. In response, MWD lifted their mandatory reduction of supplies effective May 10, and moved into a “Water Supply Alert” condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at BVES and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On December 9, 2014, the City of Claremont, California filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125) to acquire the portion of GSWC's system which serves the City of Claremont. The trial determining the city's rights to seize the system by eminent domain began on June 14, 2016. Closing arguments are expected to occur in August 2016, with a decision expected within 90 days after the closing arguments. At this time, management cannot predict the outcome of this eminent domain proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
April 1 – 30, 2016	21,393		$39.85	—	—
May 1 – 31, 2016	92,874		$40.33	—	—
June 1 – 30, 2016	5,677		$39.79	—	—
Total	119,944	(2)	$40.22	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 118,000 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On August 2, 2016, AWR's Board of Directors approved a third quarter dividend of $0.224 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on September 1, 2016 to shareholders of record at the close of business on August 15, 2016.

(b)  There have been no material changes during the second quarter of 2016 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on November 5, 2008 (File No. 1-14431)(2)

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

10.14
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.15
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

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

10.25	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period December 31, 2012 (1) (2)

10.26	2013 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2013 (2)

10.27	Form of 2013 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 28, 2013 (2)

10.28	Form of 2013 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 15, 2013 (2)

10.29	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.30	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.31	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.32	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.33	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.36	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 30, 2015 (2)

10.37	2016 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.38	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.39	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed May 19, 2016 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 3, 2016