Form 10-Q
period 2016-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2016-11-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016
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
As of October 31, 2016, the number of Common Shares outstanding of American States Water Company was 36,569,746 shares. As of October 31, 2016, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the impact of opposition by GSWC customers to rate increases associated with the implementation of tiered rate structures as well as restrictions on water use mandated in California as a result of the California drought, which decreases adopted usage and increases customer rates;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Property, Plant and Equipment
Regulated utility plant, at cost	$1,672,831	$1,578,865
Non-utility property, at cost	13,207	11,627
Total	1,686,038	1,590,492
Less - Accumulated depreciation	(557,450)	(529,698)
Net property, plant and equipment	1,128,588	1,060,794

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	20,656	18,710
Total other property and investments	21,772	19,826

Current Assets
Cash and cash equivalents	2,789	4,364
Accounts receivable — customers (less allowance for doubtful accounts of $735 in 2016 and $790 in 2015)	22,910	18,940
Unbilled receivable	20,629	19,490
Receivable from the U.S. government	9,484	5,861
Other accounts receivable (less allowance for doubtful accounts of $59 in 2016 and $154 in 2015)	2,347	2,302
Income taxes receivable	30	10,793
Materials and supplies, at average cost	4,733	5,415
Regulatory assets — current	32,062	30,134
Prepayments and other current assets	4,466	3,229
Costs and estimated earnings in excess of billings on contracts	37,406	32,169
Total current assets	136,856	132,697

Regulatory and Other Assets
Regulatory assets	122,030	102,562
Costs and estimated earnings in excess of billings on contracts	24,367	21,330
Other	6,773	6,750
Total regulatory and other assets	153,170	130,642

Total Assets	$1,440,386	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Capitalization
Common shares, no par value	$246,064	$245,022
Earnings reinvested in the business	244,735	220,923
Total common shareholders’ equity	490,799	465,945
Long-term debt	320,897	320,900
Total capitalization	811,696	786,845

Current Liabilities
Notes payable to bank	77,000	28,000
Long-term debt — current	330	312
Accounts payable	48,229	50,585
Income taxes payable	5,958	68
Accrued other taxes	9,527	8,142
Accrued employee expenses	10,666	11,748
Accrued interest	6,595	3,626
Unrealized loss on purchased power contracts	5,581	7,053
Billings in excess of costs and estimated earnings on contracts	5,541	3,764
Other	10,421	10,209
Total current liabilities	179,848	123,507

Other Credits
Advances for construction	69,809	68,041
Contributions in aid of construction - net	117,081	117,810
Deferred income taxes	205,663	192,852
Unamortized investment tax credits	1,550	1,612
Accrued pension and other postretirement benefits	44,614	42,666
Other	10,125	10,626
Total other credits	448,842	433,607

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,440,386	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2016	2015
Operating Revenues
Water	$90,617	$97,273
Electric	8,146	7,946
Contracted services	25,043	27,756
Total operating revenues	123,806	132,975

Operating Expenses
Water purchased	19,631	18,127
Power purchased for pumping	2,988	2,982
Groundwater production assessment	4,482	3,146
Power purchased for resale	2,394	2,299
Supply cost balancing accounts	(4,213)	4,824
Other operation	7,448	7,056
Administrative and general	19,768	19,272
Depreciation and amortization	9,486	10,512
Maintenance	4,203	4,393
Property and other taxes	4,317	4,326
ASUS construction	13,685	14,853
Total operating expenses	84,189	91,790

Operating Income	39,617	41,185

Other Income and Expenses
Interest expense	(5,730)	(5,484)
Interest income	206	118
Other, net	254	(346)
Total other income and expenses	(5,270)	(5,712)

Income from operations before income tax expense	34,347	35,473

Income tax expense	12,708	14,394

Net Income	$21,639	$21,079

Weighted Average Number of Common Shares Outstanding	36,561	37,063
Basic Earnings Per Common Share	$0.59	$0.57

Weighted Average Number of Diluted Shares	36,762	37,266
Fully Diluted Earnings Per Common Share	$0.59	$0.56

Dividends Paid Per Common Share	$0.224	$0.224

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015
Operating Revenues
Water	$237,987	$256,358
Electric	26,420	26,804
Contracted services	64,880	65,364
Total operating revenues	329,287	348,526

Operating Expenses
Water purchased	49,265	46,833
Power purchased for pumping	6,752	7,122
Groundwater production assessment	11,150	10,657
Power purchased for resale	7,481	7,364
Supply cost balancing accounts	(10,145)	8,453
Other operation	21,331	20,578
Administrative and general	61,829	59,270
Depreciation and amortization	28,878	31,596
Maintenance	11,908	12,075
Property and other taxes	12,863	12,662
ASUS construction	35,351	35,311
Total operating expenses	236,663	251,921

Operating Income	92,624	96,605

Other Income and Expenses
Interest expense	(16,956)	(16,239)
Interest income	568	332
Other, net	872	4
Total other income and expenses	(15,516)	(15,903)

Income from operations before income tax expense	77,108	80,702

Income tax expense	28,577	31,826

Net Income	$48,531	$48,876

Weighted Average Number of Common Shares Outstanding	36,546	37,653
Basic Earnings Per Common Share	$1.32	$1.29

Weighted Average Number of Diluted Shares	36,743	37,853
Fully Diluted Earnings Per Common Share	$1.32	$1.29

Dividends Paid Per Common Share	$0.672	$0.650

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$48,531	$48,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,080	32,110
Provision for doubtful accounts	420	620
Deferred income taxes and investment tax credits	11,295	1,187
Stock-based compensation expense	1,965	2,117
Other — net	(360)	1,047
Changes in assets and liabilities:
Accounts receivable — customers	(4,471)	(3,870)
Unbilled receivable	(1,139)	(487)
Other accounts receivable	36	(3,294)
Receivables from the U.S. government	(3,623)	1,775
Materials and supplies	682	(2,286)
Prepayments and other assets	(1,149)	1,116
Costs and estimated earnings in excess of billings on contracts	(8,274)	7,075
Regulatory assets	(13,823)	(25,907)
Accounts payable	(1,545)	3,936
Income taxes receivable/payable	16,653	23,039
Billings in excess of costs and estimated earnings on contracts	1,777	(4,232)
Accrued pension and other post-retirement benefits	(1,529)	(1,128)
Other liabilities	2,983	4,404
Net cash provided	77,509	86,098

Cash Flows From Investing Activities:
Capital expenditures	(99,907)	(59,848)
Other investing activities	(1,448)	(1,456)
Net cash used	(101,355)	(61,304)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	210	746
Repurchase of Common Shares	—	(63,234)
Receipt of advances for and contributions in aid of construction	2,902	2,928
Refunds on advances for construction	(3,449)	(3,161)
Retirement or repayments of long-term debt	(305)	(228)
Proceeds from notes payable to banks	49,000	15,000
Dividends paid	(24,558)	(24,497)
Other financing activities	(1,529)	(1,082)
Net cash provided (used)	22,271	(73,528)
Net change in cash and cash equivalents	(1,575)	(48,734)
Cash and cash equivalents, beginning of period	4,364	75,988
Cash and cash equivalents, end of period	$2,789	$27,254

Non-cash transactions:
Accrued payables for investment in utility plant	$19,843	$13,866
Property installed by developers and conveyed	$4,853	$1,705

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Utility Plant
Utility plant, at cost	$1,672,831	$1,578,865
Less - Accumulated depreciation	(549,903)	(522,749)
Net utility plant	1,122,928	1,056,116

Other Property and Investments	18,536	16,581

Current Assets
Cash and cash equivalents	2,347	2,501
Accounts receivable-customers (less allowance for doubtful accounts of $735 in 2016 and $790 in 2015)	22,910	18,940
Unbilled receivable	20,122	18,181
Inter-company receivable	987	54
Other accounts receivable (less allowance for doubtful accounts of $59 in 2016 and $129 in 2015)	1,313	1,455
Income taxes receivable from Parent	—	11,000
Materials and supplies, at average cost	4,136	4,860
Regulatory assets — current	32,062	30,134
Prepayments and other current assets	4,026	2,793
Total current assets	87,903	89,918

Regulatory and Other Assets
Regulatory assets	122,030	102,562
Other	6,758	6,702
Total regulatory and other assets	128,788	109,264

Total Assets	$1,358,155	$1,271,879

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2016	December 31, 2015
Capitalization
Common shares, no par value	$239,543	$238,795
Earnings reinvested in the business	208,730	184,935
Total common shareholder’s equity	448,273	423,730
Long-term debt	320,897	320,900
Total capitalization	769,170	744,630

Current Liabilities
Inter-company payable	54,000	12,000
Long-term debt — current	330	312
Accounts payable	40,719	39,610
Income taxes payable to Parent	1,863	—
Accrued other taxes	9,309	7,830
Accrued employee expenses	9,519	10,630
Accrued interest	6,319	3,599
Unrealized loss on purchased power contracts	5,581	7,053
Other	10,312	9,921
Total current liabilities	137,952	90,955

Other Credits
Advances for construction	69,809	68,041
Contributions in aid of construction — net	117,081	117,810
Deferred income taxes	207,960	195,658
Unamortized investment tax credits	1,550	1,612
Accrued pension and other postretirement benefits	44,614	42,666
Other	10,019	10,507
Total other credits	451,033	436,294

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,358,155	$1,271,879

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2016	2015
Operating Revenues
Water	$90,617	$97,273
Electric	8,146	7,946
Total operating revenues	98,763	105,219

Operating Expenses
Water purchased	19,631	18,127
Power purchased for pumping	2,988	2,982
Groundwater production assessment	4,482	3,146
Power purchased for resale	2,394	2,299
Supply cost balancing accounts	(4,213)	4,824
Other operation	6,604	6,109
Administrative and general	15,833	15,690
Depreciation and amortization	9,240	10,241
Maintenance	3,644	3,878
Property and other taxes	4,018	3,842
Total operating expenses	64,621	71,138

Operating Income	34,142	34,081

Other Income and Expenses
Interest expense	(5,673)	(5,499)
Interest income	200	115
Other, net	255	(345)
Total other income and expenses	(5,218)	(5,729)

Income from operations before income tax expense	28,924	28,352

Income tax expense	11,041	12,109

Net Income	$17,883	$16,243

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating Revenues
Water	$237,987	$256,358
Electric	26,420	26,804
Total operating revenues	264,407	283,162

Operating Expenses
Water purchased	49,265	46,833
Power purchased for pumping	6,752	7,122
Groundwater production assessment	11,150	10,657
Power purchased for resale	7,481	7,364
Supply cost balancing accounts	(10,145)	8,453
Other operation	18,843	18,107
Administrative and general	49,348	48,250
Depreciation and amortization	28,117	30,717
Maintenance	10,426	10,362
Property and other taxes	11,828	11,508
Total operating expenses	183,065	199,373

Operating Income	81,342	83,789

Other Income and Expenses
Interest expense	(16,829)	(16,233)
Interest income	560	316
Other, net	667	(139)
Total other income and expenses	(15,602)	(16,056)

Income from operations before income tax expense	65,740	67,733

Income tax expense	25,203	28,156

Net Income	$40,537	$39,577

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$40,537	$39,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,319	31,231
Provision for doubtful accounts	431	620
Deferred income taxes and investment tax credits	10,782	901
Stock-based compensation expense	1,672	1,823
Other — net	(367)	1,036
Changes in assets and liabilities:
Accounts receivable — customers	(4,471)	(3,870)
Unbilled receivable	(1,941)	3
Other accounts receivable	212	1,922
Materials and supplies	724	(2,473)
Prepayments and other assets	(1,143)	(272)
Regulatory assets	(13,823)	(25,907)
Accounts payable	1,920	4,584
Inter-company receivable/payable	(933)	328
Income taxes receivable/payable from/to Parent	12,863	29,136
Accrued pension and other post-retirement benefits	(1,529)	(1,128)
Other liabilities	2,991	3,862
Net cash provided	76,244	81,373

Cash Flows From Investing Activities:
Capital expenditures	(98,161)	(59,330)
Note receivable from AWR parent	—	(15,000)
Other investing activities	(1,484)	(1,506)
Net cash used	(99,645)	(75,836)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,902	2,928
Refunds on advances for construction	(3,449)	(3,161)
Retirement or repayments of long-term debt	(305)	(228)
Net change in inter-company borrowings	42,000	15,000
Dividends paid	(16,600)	(44,000)
Other financing activities	(1,301)	(795)
Net cash provided (used)	23,247	(30,256)

Net change in cash and cash equivalents	(154)	(24,719)
Cash and cash equivalents, beginning of period	2,501	44,005
Cash and cash equivalents, end of period	$2,347	$19,286

Non-cash transactions:
Accrued payables for investment in utility plant	$19,843	$13,866
Property installed by developers and conveyed	$4,853	$1,705

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”) and Emerald Coast Utility Services, Inc. (“ECUS”)).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although GSWC has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and nine months ended September 30, 2016 and 2015. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

ASUS, through the Military Utility Privatization Subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to periodic price redeterminations or economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.

On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water and wastewater systems at Eglin Air Force Base located in Florida. The contract is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base under its ECUS subsidiary, following the completion of an 8 to 10 month transition period currently underway.

There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of the Military Utility Privatization Subsidiaries.

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

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $984,000 and $659,000 during the three months ended September 30, 2016 and 2015, respectively, and approximately $3.0 million and $2.0 million during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, AWR had a $100 million syndicated credit facility. In October 2016, AWR elected to increase the aggregate commitment by an additional $50 million as permitted under the terms of the facility agreement. AWR can borrow up to $150 million under the revised facility and provide funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of September 30, 2016, there was $77.0 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the revolving credit facility.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of September 30, 2016, there were no amounts outstanding under these notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.1 million for each of the three months ended September 30, 2016 and 2015, and $3 million for each of the nine months ended September 30, 2016 and 2015. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

Depending on the states in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the U.S. government reimburses these assessments under the 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $62,000 and $265,000 during the three months ended September 30, 2016 and 2015, respectively, and $209,000 and $351,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

In April 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. This guidance was adopted January 1, 2016. Accordingly, as of September 30, 2016 and December 31, 2015, Registrant had debt issuance costs, excluding credit facility costs, of $4.4 million and $4.6 million, respectively, reflected in "Long-term debt."
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

Other recent accounting pronouncements issued by the FASB that do not require adoption until a future date are not expected to have a material impact on Registrant's consolidated financial statements upon adoption.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2016, Registrant had approximately $56.2 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $23.3 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $5.6 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $17.6 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	September 30, 2016	December 31, 2015
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$65,444	$45,171
Costs deferred for future recovery on Aerojet case	12,037	12,699
Pensions and other post-retirement obligations (Note 7)	24,835	21,996
Derivative unrealized loss (Note 4)	5,581	7,053
Flow-through taxes, net (Note 6)	17,634	16,176
Low income rate assistance balancing accounts	8,378	8,699
Other regulatory assets	26,309	25,668
Various refunds to customers	(6,126)	(4,766)
Total	$154,092	$132,696

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

GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2015. For the nine months ended September 30, 2016 and 2015, surcharges (net of surcredits) of approximately $12.9 million and $1.7 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the nine months ended September 30, 2016, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $33.2 million partially due to using 2015 adopted revenues since the CPUC has not approved GSWC's pending water rate case, which will set new rates for the years 2016 - 2018 as discussed below. As of September 30, 2016, GSWC had a net aggregated regulatory asset of $65.4 million which is comprised of a $69.8 million under-collection in the WRAM accounts and $4.4 million over-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 24 months; however, as of December 31, 2015 there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances that were greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount is recognized as revenue in the periods in which it is determined that the amounts will be collected within 24 months. During the three and nine months ended September 30, 2016, GSWC recognized $110,000 and $800,000, respectively, of this amount as revenue as it was determined that these amounts would be recovered within 24 months. In 2016, GSWC implemented CPUC-approved surcharges for recovery of the 2015 WRAM balances, including the $1.4 million discussed above.

Other Regulatory Matters:

Pending Water General Rate Case:
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A proposed decision is expected in the fourth quarter of 2016. Once a final decision is issued, the rates will be retroactive to January 1, 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels to be used to calculate rates for 2016-2018, which reflect state-mandated conservation targets that were previously in place. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, will be retroactive to January 1, 2016 and could result in a material change to GSWC's net income recorded during the first nine months of 2016 that may need to be adjusted in the quarter that a proposed decision is issued.
Year-to-date 2016 billed revenues have been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in the current GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenues, GSWC has adjusted its water revenues downward for the three and nine months ended September 30, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation-related issues in the pending GRC. These adjustments did not have a significant impact on pretax operating income for the three and nine months ended September 30, 2016 as the overall reduction in water revenues is mostly offset by lower supply costs, depreciation and other operating expenses.
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
In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. Furthermore, in June 2015 ORA notified the administrative law judge in the ongoing general rate case that, having reviewed the final audit report, its potential concerns with the audit report were satisfied and, as such, ORA withdrew its request to have further review of this matter in the pending general rate case. The CPUC is expected to address the final audit report as part of the pending water GRC. At this time, GSWC does not believe that a loss associated with any disallowances and/or penalties from this first audit is likely.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Net income	$21,639	$21,079	$48,531	$48,876
Less: (a) Distributed earnings to common shareholders	8,189	8,326	24,558	24,497
Distributed earnings to participating securities	48	47	141	134
Undistributed earnings	13,402	12,706	23,832	24,245

(b) Undistributed earnings allocated to common shareholders	13,323	12,633	23,696	24,114
Undistributed earnings allocated to participating securities	79	73	136	131

Total income available to common shareholders, basic (a)+(b)	$21,512	$20,959	$48,254	$48,611

Weighted average Common Shares outstanding, basic	36,561	37,063	36,546	37,653

Basic earnings per Common Share	$0.59	$0.57	$1.32	$1.29

Diluted EPS is based upon net income and the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000 and 2008 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans. At September 30, 2016 and 2015, there were 138,060 and 174,306 options outstanding, respectively, under these Plans. At September 30, 2016 and 2015, there were also 216,733 and 211,406 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Common shareholders earnings, basic	$21,512	$20,959	$48,254	$48,611
Undistributed earnings for dilutive stock-based awards	79	73	136	131
Total common shareholders earnings, diluted	$21,591	$21,032	$48,390	$48,742

Weighted average common shares outstanding, basic	36,561	37,063	36,546	37,653
Stock-based compensation (1)	201	203	197	200
Weighted average common shares outstanding, diluted	36,762	37,266	36,743	37,853

Diluted earnings per Common Share	$0.59	$0.56	$1.32	$1.29

(1) In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 138,060 and 174,306 stock options at September 30, 2016 and 2015, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 216,733 and 211,406 restricted stock units at September 30, 2016 and 2015, respectively, were included in the calculation of diluted EPS for the nine months ended September 30, 2016 and 2015.

No stock options outstanding at September 30, 2016 had an exercise price greater than the average market price of AWR’s Common Shares for the nine months ended September 30, 2016. There were no stock options outstanding at September 30, 2016 or 2015 that were anti-dilutive.

During the nine months ended September 30, 2016 and 2015, AWR issued 67,832 and 96,157 Common Shares, for approximately $210,000 and $746,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

In 2014 and 2015, AWR's Board of Directors approved stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of its Common Shares from time to time through June 30, 2017. Both programs were completed during 2015. Under these programs, Registrant repurchased 1.7 million shares during the nine months ended September 30, 2015. The repurchase of Common Shares is restricted by California law under the same standards which apply to dividend distributions.

During the three months ended September 30, 2016 and 2015, AWR paid quarterly dividends of approximately $8.2 million, or $0.224 per share, and $8.3 million, or $0.224 per share, respectively. During the nine months ended September 30, 2016 and 2015, AWR paid quarterly dividends to shareholders of approximately $24.6 million, or $0.672 per share, and $24.5 million, or $0.65 per share, respectively.

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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of September 30, 2016, there was a $5.6 million unrealized loss in the memorandum account for the purchased power contracts as a result of the drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2016 was approximately 396,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and nine months ended September 30, 2016 and 2015:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Fair value at beginning of the period	$(4,933)	$(5,662)	$(7,053)	$(3,339)
Unrealized gain (loss) on purchased power contracts	(648)	(1,584)	1,472	(3,907)
Fair value at end of the period	$(5,581)	$(7,246)	$(5,581)	$(7,246)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $12.1 million as of September 30, 2016. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2016 and December 31, 2015 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the September 30, 2016 valuation decreased as compared to December 31, 2015, increasing the fair value of long-term debt as of September 30, 2016. Changes in the assumptions will produce different results.

	September 30, 2016		December 31, 2015
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,590	$443,802	$325,853	$403,844
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 6 — Income Taxes:
As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  GSWC's ETR was 38.2% and 42.7% for the three months ended September 30, 2016 and 2015, respectively, and 38.3% and 41.6% for the nine months ended September 30, 2016 and 2015, respectively. The GSWC ETRs deviated from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily plant-, rate-case- and compensation-related items). The ETR at the AWR consolidated level may also fluctuate as a result of certain permanent differences as well as state taxes recorded at AWR (parent) and at ASUS and the Military Utility Privatization Subsidiaries (where the amounts of state taxes vary among the jurisdictions in which they operate).
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

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and SERP for the three and nine months ended September 30, 2016 and 2015 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$1,274	$1,569	$68	$65	$200	$204
Interest cost	1,978	1,922	97	99	186	163
Expected return on plan assets	(2,457)	(2,449)	(122)	(123)	—	—
Amortization of prior service cost (benefit)	12	30	(9)	(50)	6	29
Amortization of actuarial (gain) loss	228	448	(150)	(131)	73	108
Net periodic pension cost under accounting standards	1,035	1,520	(116)	(140)	465	504
Regulatory adjustment — deferred	221	130	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,256	$1,650	$(116)	$(140)	$465	$504

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$3,822	$4,707	$204	$255	$600	$612
Interest cost	5,934	5,766	291	327	558	489
Expected return on plan assets	(7,377)	(7,347)	(366)	(369)	—	—
Amortization of prior service cost (benefit)	36	90	(27)	(150)	18	87
Amortization of actuarial (gain) loss	684	1,344	(450)	(237)	219	324
Net periodic pension cost under accounting standards	3,099	4,560	(348)	(174)	1,395	1,512
Regulatory adjustment — deferred	644	392	—	—	—	—
Total expense recognized, before allocation to overhead pool	$3,743	$4,952	$(348)	$(174)	$1,395	$1,512
During the three and nine months ended September 30, 2016, Registrant contributed $5.3 million to its pension plan.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2016, GSWC had a total $1.5 million net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).
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
Claremont System:

In December 2014, the City of Claremont, California filed a complaint in eminent domain against GSWC. GSWC is in the process of vigorously defending against the eminent domain action. Closing arguments for the phase of the trial determining Claremont's right to seize the system by eminent domain concluded in August 2016, with a decision expected within 90 days after the closing arguments. At this time, management cannot predict the outcome of this eminent domain proceeding. The Claremont water system has a net book value of approximately $49.3 million. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In March 2013, Casitas Municipal Water District ("CMWD") passed resolutions under the Mello-Roos Communities Facilities District Act of 1982 ("Mello-Roos Act") authorizing the establishment of a Community Facilities District, and the issuance of bonds to finance the potential acquisition of GSWC’s Ojai, California system through eminent domain. In January 2014, a group of citizens referred to as "Friends of Locally Owned Water" ("FLOW") were granted class status to allow them to later file a complaint against GSWC for damages related to any potential delay in the eminent domain proceedings caused by GSWC’s challenge of CMWD’s use of Mello-Roos funds for such a taking of property.

On May 12, 2016, CMWD filed a complaint in eminent domain against GSWC. The complaint also included additional causes of action related to claims of potential damages resulting from any delay caused by GSWC seeking relief in the prior action regarding the use of Mello-Roos funds for such a taking of property. On June 28, 2016, FLOW filed for intervention as a plaintiff to also seek potential damages resulting from the additional causes of actions listed above as facilitated in their earlier filing to be granted class status. On October 25, 2016, the Court struck FLOW’s complaint in intervention and their claims for damages. At this time, management cannot predict whether FLOW will appeal the Court’s ruling, and cannot predict the outcome of this eminent domain proceeding. The Ojai water system has a net book value of approximately $22.4 million. GSWC serves approximately 3,000 customers in Ojai.

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
  As of September 30, 2016, the total amount spent to clean-up and remediate GSWC’s plant facility was approximately $5.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2016, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the clean-up at the site. The estimate includes costs for two years of continued activities of cleanup and monitoring, and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas, and Virginia.  Each of ASUS’s wholly owned subsidiaries is, or is expected to be, regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been or will be filed, as appropriate, with the commissions in the states in which ASUS’s Military Utility Privatization Subsidiaries are incorporated.

The tables below set forth information relating to GSWC’s operating segments, ASUS and the Military Utility Privatization Subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, and exclude U.S. government- and third-party contractor-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended September 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$90,617	$8,146	$25,043	$—	$123,806
Operating income (loss)	32,642	1,500	5,487	(12)	39,617
Interest expense, net	5,145	328	12	39	5,524
Utility plant	1,068,048	54,880	5,660	—	1,128,588
Depreciation and amortization expense (1)	8,734	506	246	—	9,486
Income tax expense (benefit)	10,575	466	1,951	(284)	12,708
Capital additions	32,655	1,290	628	—	34,573

	As Of And For The Three Months Ended September 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$97,273	$7,946	$27,756	$—	$132,975
Operating income (loss)	33,178	903	7,108	(4)	41,185
Interest expense, net	5,117	267	7	(25)	5,366
Utility plant	977,549	50,294	4,276	—	1,032,119
Depreciation and amortization expense (1)	9,773	468	271	—	10,512
Income tax expense (benefit)	11,819	290	2,590	(305)	14,394
Capital additions	22,608	2,881	152	—	25,641

	As Of And For The Nine Months Ended September 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$237,987	$26,420	$64,880	$—	$329,287
Operating income (loss)	76,502	4,840	11,298	(16)	92,624
Interest expense, net	15,272	997	29	90	16,388
Utility plant	1,068,048	54,880	5,660	—	1,128,588
Depreciation and amortization expense (1)	26,597	1,520	761	—	28,878
Income tax expense (benefit)	23,528	1,675	4,029	(655)	28,577
Capital additions	93,189	4,972	1,746	—	99,907

	As Of And For The Nine Months Ended September 30, 2015
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$256,358	$26,804	$65,364	$—	$348,526
Operating income (loss)	79,391	4,398	12,825	(9)	96,605
Interest expense, net	15,026	891	23	(33)	15,907
Utility plant	977,549	50,294	4,276	—	1,032,119
Depreciation and amortization expense (1)	29,482	1,235	879	—	31,596
Income tax expense (benefit)	26,550	1,606	4,349	(679)	31,826
Capital additions	52,770	6,560	518	—	59,848

(1)        Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $68,000 and $140,000 for the three months ended September 30, 2016 and 2015, respectively, and $202,000 and $514,000 for the nine months ended September 30, 2016 and 2015, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2016	2015
Total utility plant	$1,128,588	$1,032,119
Other assets	311,798	325,312
Total consolidated assets (2)	$1,440,386	$1,357,431

(2) Total consolidated assets shown as of September 30, 2016 and 2015 excludes $4.4 million and $4.7 million, respectively, of debt issuance costs (except for AWR's revolving credit facility costs), which were previously reported as "Other assets" prior to the adoption of Accounting Standard Updated 2015-03, Simplifying the Presentation of Debt Issuance Costs as disclosed in Note 1. Credit facility costs continue to be reported as "Other assets."

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

Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which is each business segment's net income divided by AWR's weighted average number of diluted shares.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of our different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with U.S. GAAP. A reconciliation of water and electric gross margins to the most directly comparable U.S. GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment”.

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

ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including the operation and maintenance services and construction of facilities at the water and/or wastewater systems at various military installations, pursuant to 50-year firm fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. As a result, ASUS is subject to risks that are different than those of GSWC. Factors affecting the financial performance of our Military Utility Privatization Subsidiaries are described under Forward-Looking Information and include delays in receiving payments from, and the redetermination and economic price or equitable adjustment of prices under, contracts with the U.S. government; fines, penalties or disallowance of costs by the U.S. government; and termination of contracts and suspension or debarment for a period of time from contracting with the government due to violations of federal statutes and regulations in connection with military utility privatization activities.  ASUS's financial performance is also dependent upon its ability to accurately estimate costs (i) in bidding on firm fixed-price contracts for additional construction work at existing bases and (ii) under new contracts for the operation and maintenance and renewal and replacement of water and/or wastewater services at military bases.  ASUS is actively pursuing utility privatization contracts of other military bases to expand the contracted services segment.

New Privatization Contract Award

On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction services for the water and wastewater systems at Eglin Air Force Base located in Florida. The initial value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base following the completion of an 8 to 10 month transition period currently underway.

Pending Water General Rate Case
In 2014, GSWC filed a general rate case (“GRC”) for all of its water regions and the general office to determine new rates for the years 2016-2018.  A proposed decision is expected in the fourth quarter of 2016. GSWC has settled with the CPUC's Office of Ratepayer Advocates ("ORA") the majority of GSWC’s operating expenses, as well as the consumption levels to be used to calculate rates for 2016-2018, which reflect state-mandated conservation targets that were previously in place. The primary unresolved issues relate to GSWC’s capital budget requests and compensation for managerial level employees. At this time, GSWC cannot predict the final outcome of this GRC. The final decision, once issued, will be retroactive to January 1, 2016 and could result in a material change to GSWC's net income recorded during the first nine months of 2016 that may need to be adjusted in the quarter that a proposed decision is issued.
Year-to-date 2016 billed revenues have been based on 2015 adopted rates established in the prior GRC. The adopted revenues for 2016, once the CPUC issues a final decision in this GRC, are expected to be lower than the 2015 adopted levels due primarily to decreases in: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. As a result of the anticipated reduction in the 2016 adopted revenues, GSWC has adjusted its water revenues downward for the three and nine months ended September 30, 2016 with corresponding decreases to supply costs, depreciation expense and certain other expenses, to reflect the settled positions with ORA. The adjustment to 2016 recorded water revenues also reflects GSWC’s positions on unresolved capital budget and compensation-related issues in the pending GRC. These adjustments did not have a significant impact on pretax operating income for the three and nine months ended September 30, 2016 as the overall reduction in the water gross margin is mostly offset by the lower depreciation and other operating expenses.

Stock Repurchase Programs
In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio (as a percentage of total capitalization) that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with firms in the government contracting industry. As a result, AWR repurchased 575,000 and 1.7 million shares of its stock during the three and nine months ended September 30, 2015, respectively. These repurchases reduced the weighted-average shares outstanding on a diluted basis for the three and nine months ended September 30, 2016, which positively benefited earnings per share for both periods. As of September 30, 2016, the equity ratio as a percent of total capitalization was 55%.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2016	9/30/2015	CHANGE
Water	$0.47	$0.43	$0.04
Electric	0.02	0.01	0.01
Contracted services	0.10	0.12	(0.02)
Consolidated diluted earnings per share, as reported	$0.59	$0.56	$0.03

Water Segment:
For the three months ended September 30, 2016, diluted earnings from the water segment increased by $0.04 per share to $0.47 as compared to the same period in 2015. Adjustments were recorded to reduce water revenues for related reductions in supply costs, depreciation expense and certain other expenses as a result of the resolution of certain issues in the pending water rate case. These adjustments did not have a significant impact on overall pretax operating income for the three months ended September 30, 2016. Therefore, the increase in water earnings for the three months ended September 30, 2016 was due primarily to: (i) an increase in the water margin due to higher revenues from customers that do not have conservation rates as a result of increased water consumption compared to the same period in 2015, as well as new revenues generated from a water system acquired in October 2015, (ii) an increase in interest and other income during the three months ended September 30, 2016 due primarily to higher gains on investments held for a retirement benefit plan, and (iii) a decrease in the effective income tax rate due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.
Billed water consumption for the third quarter of 2016 increased by approximately 12% as compared to the same period in 2015. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all three water regions. The WRAM only applies to customer classes with conservation rates in place. The majority of GSWC's water customers have conservation rate structures; however, a small percentage of GSWC's customers are not subject to conservation rates and changes in consumption will impact recorded revenues.
Electric Segment:
For the three months ended September 30, 2016, diluted earnings from the electric segment increased by $0.01 per share as compared to the same period in 2015. The electric gross margin was slightly higher for the quarter due to CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015. There was also an overall decrease in operating expenses due to lower spending associated with a solar-initiative program approved by the CPUC as compared to the third quarter of 2015.
Contracted Services Segment:
For the three months ended September 30, 2016, diluted earnings from the contracted services segment were $0.10 per share as compared to $0.12 per share for the same period in 2015. During the third quarter of 2015 there was $3.5 million, or approximately $0.05 per diluted share, in retroactive management fee revenues recorded resulting from the successful resolution of price redeterminations during the third quarter of 2015, with no material retroactive revenues recorded during the third quarter of 2016. There was also an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and an increase in outside services costs. These decreases to pretax operating income were partially offset by an overall increase in construction activity and improved cost efficiencies.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2016	9/30/2015	CHANGE
Water	$1.04	$1.00	$0.04
Electric	0.06	0.05	0.01
Contracted services	0.20	0.22	(0.02)
AWR (parent)	0.02	0.02	—
Consolidated diluted earnings per share, as reported	$1.32	$1.29	$0.03

Water Segment:
For the nine months ended September 30, 2016, diluted earnings from the water segment increased by $0.04 per share to $1.04 as compared to the same period in 2015. Adjustments were recorded to reduce water revenues for related reductions in supply costs, depreciation expense and certain other expenses as a result of the resolution of certain issues in the pending water rate case. These adjustments did not have a significant impact on pretax operating income for the nine months ended September 30, 2016. Favorably impacting earnings per share at the water segment were: (i) a higher water margin resulting from the recognition of a portion of the 2015 WRAM revenues that had previously been deferred, as well as new revenues generated from a water system acquired in October 2015, (ii) the cumulative impact of the lower Common Shares outstanding resulting from the repurchase of stock pursuant to the stock repurchase programs, and (iii) a decrease in the effective income tax rate for the water segment due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements. These increases to the water segment's diluted earnings per share were partially offset by increases in: (i) administrative and general expenses resulting from higher legal and outside services costs related to condemnation matters, and (ii) other operation expenses related to water treatment activities.
Electric Segment:
For the nine months ended September 30, 2016, diluted earnings from the electric segment increased $0.01 per share to $0.06 as compared to the same period in 2015. There was an increase in the electric gross margin resulting from CPUC approval of fourth-year rate increases effective January 1, 2016, as well as CPUC-approved rate increases generated from advice letter filings approved in 2015 and 2016. This increase was partially offset by an increase in operating expenses (other than supply costs) due primarily to an increase in: (i) other operation expenses resulting from additional costs incurred in response to power outages caused by severe winter storms experienced in January 2016 and higher wages, and (ii) depreciation expense resulting from additions to utility plant.
Contracted Services Segment:
For the nine months ended September 30, 2016, diluted earnings from the contracted services segment were $0.20 per share as compared to $0.22 per share for the same period in 2015. During the nine months ended September 30, 2015, ASUS recorded $3.0 million, or $0.05 per diluted share, in retroactive management fee revenues as a result of successful resolution of price redeterminations during the third quarter of 2015, with no similar retroactive revenues recorded during the nine months ended September 30, 2016. There was also an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, an increase in labor and outside services costs, and a higher effective income tax rate resulting primarily from an increase in state income taxes as compared to the same period in 2015. State income taxes vary among the jurisdictions in which the contracted services business operates. These decreases to pretax operating income were partially offset by an overall increase in construction activity and improved cost efficiencies.

Consolidated Results of Operations — Three Months Ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$90,617	$97,273	$(6,656)	(6.8)%
Electric	8,146	7,946	200	2.5%
Contracted services	25,043	27,756	(2,713)	(9.8)%
Total operating revenues	123,806	132,975	(9,169)	(6.9)%

OPERATING EXPENSES
Water purchased	19,631	18,127	1,504	8.3%
Power purchased for pumping	2,988	2,982	6	0.2%
Groundwater production assessment	4,482	3,146	1,336	42.5%
Power purchased for resale	2,394	2,299	95	4.1%
Supply cost balancing accounts	(4,213)	4,824	(9,037)	*
Other operation	7,448	7,056	392	5.6%
Administrative and general	19,768	19,272	496	2.6%
Depreciation and amortization	9,486	10,512	(1,026)	(9.8)%
Maintenance	4,203	4,393	(190)	(4.3)%
Property and other taxes	4,317	4,326	(9)	(0.2)%
ASUS construction	13,685	14,853	(1,168)	(7.9)%
Total operating expenses	84,189	91,790	(7,601)	(8.3)%

OPERATING INCOME	39,617	41,185	(1,568)	(3.8)%

OTHER INCOME AND EXPENSES
Interest expense	(5,730)	(5,484)	(246)	4.5%
Interest income	206	118	88	74.6%
Other, net	254	(346)	600	(173.4)%
	(5,270)	(5,712)	442	(7.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	34,347	35,473	(1,126)	(3.2)%
Income tax expense	12,708	14,394	(1,686)	(11.7)%

NET INCOME	$21,639	$21,079	$560	2.7%

Basic earnings per Common Share	$0.59	$0.57	$0.02	3.5%

Fully diluted earnings per Common Share	$0.59	$0.56	$0.03	5.4%

* Not meaningful

Operating Revenues:

General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations and economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations and adjustments are not granted in a timely manner, current operating revenues and earnings may be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water
For the three months ended September 30, 2016, revenues from water operations decreased $6.7 million to $90.6 million as compared to the same period in 2015. Year-to-date 2016 billed water revenues have been based on 2015 adopted rates established in the 2013-2015 GRC, adjusted for the lower revenue requirement stipulated in the pending water GRC that will establish new rates for 2016-2018. This adjustment resulted in a decrease in revenues of approximately $7.8 million as compared to the third quarter of 2015. This decrease in water revenues was partially offset by (i) an increase in revenues from water customers that do not have conservation rates as a result from an increase in consumption compared to same period in 2015, (ii) the recognition of a portion of the 2015 WRAM revenue that had previously been deferred, and (iii) new water revenues generated from the Rural Water Company acquisition. The net decrease in revenues was mostly offset by corresponding decreases in operating expenses (primarily supply costs and depreciation expense).

Billed water consumption for the third quarter of 2016 increased by approximately 12% as compared to the same period in 2015. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place at all three water regions. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The WRAM only applies to customer classes with conservation rates in place. The majority of GSWC's water customers have conservation rate structures; however, a small percentage of GSWC's customers are not subject to conservation rates and changes in consumption will impact recorded revenues.

Electric
For the three months ended September 30, 2016, revenues from electric operations were $8.1 million as compared to $7.9 million for the same period in 2015.  The increase was due to CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015. This was partially offset by the termination in August 2015 of a supply cost surcharge to recover previously incurred energy costs. The decrease in revenues from the termination of the supply cost surcharge of approximately $239,000 had no impact on pretax operating income due to an offsetting decrease in supply costs.

Billed electric usage decreased 1.4% during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in electric usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended September 30, 2016, revenues from contracted services were $25.0 million as compared to $27.8 million for the same period in 2015. The decrease was due, in large part, to $3.5 million in retroactive O&M management fee revenues recorded during the third quarter of 2015 resulting from the successful resolution of price redeterminations during the third quarter of 2015, with no material retroactive revenues recorded during the third quarter of 2016. This decrease was partially offset by an increase in construction activity.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the nine months ended September 30, 2016, the U.S. government awarded ASUS approximately $21 million in new construction projects, the majority of which are expected to be completed during 2017. Earnings and cash flows from modifications to the original 50-

year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.0% and 34.2% of total operating expenses for the three months ended September 30, 2016 and 2015, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$90,617	$97,273	$(6,656)	(6.8)%
WATER SUPPLY COSTS:
Water purchased (1)	$19,631	$18,127	$1,504	8.3%
Power purchased for pumping (1)	2,988	2,982	6	0.2%
Groundwater production assessment (1)	4,482	3,146	1,336	42.5%
Water supply cost balancing accounts (1)	(4,843)	3,935	(8,778)	(223.1)%
TOTAL WATER SUPPLY COSTS	$22,258	$28,190	$(5,932)	(21.0)%
WATER GROSS MARGIN (2)	$68,359	$69,083	$(724)	(1.0)%

ELECTRIC OPERATING REVENUES (1)	$8,146	$7,946	$200	2.5%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,394	$2,299	$95	4.1%
Electric supply cost balancing accounts (1)	630	889	(259)	(29.1)%
TOTAL ELECTRIC SUPPLY COSTS	$3,024	$3,188	$(164)	(5.1)%
ELECTRIC GROSS MARGIN (2)	$5,122	$4,758	$364	7.7%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(4,213,000) and $4,824,000 for the three months ended September 30, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
 The overall actual percentages of purchased water for the three months ended September 30, 2016 and 2015 were 41% and 44%, respectively, as compared to the adopted percentage of approximately 38% for both years.  However, purchased water costs for the three months ended September 30, 2016 increased to $19.6 million as compared to $18.1 million for the same period in 2015 due to an increase in wholesale water costs as well as a higher volume of water purchased during the same period as a result of increased water consumption.
 For the three months ended September 30, 2016 and 2015, the cost of power purchased for pumping was approximately $3.0 million. Groundwater production assessments increased $1.3 million due to higher pump tax rates as well as higher customer usage during the three months ended September 30, 2016 as compared to the same period in 2015.
The water supply cost balancing account decreased $8.8 million during the three months ended September 30, 2016 as compared to the same period in 2015 mainly due to a reduction in supply costs stipulated within the pending water general rate case as compared to the 2015 adopted water supply cost, as well an increase in wholesale water costs and pump tax rates. The lower supply costs have been reflected in the water revenue requirement, as previously discussed.
For the three months ended September 30, 2016, the cost of power purchased for resale to BVES's customers increased to $2.4 million, as compared to $2.3 million for the three months ended September 30, 2015, due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $66.42 for the three months ended September 30, 2015 to $69.87 for the same period in 2016.  The electric supply cost balancing account included in total supply costs decreased by $259,000 due to the termination of a supply cost surcharge to recover previously incurred costs, as well as the increase in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2016 and 2015, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$5,847	$5,430	$417	7.7%
Electric Services	757	679	78	11.5%
Contracted Services	844	947	(103)	(10.9)%
Total other operation	$7,448	$7,056	$392	5.6%
     For the three months ended September 30, 2016, other operation expenses for the water segment increased by $417,000 primarily as a result of an increase in conservation-related costs as well as water treatment activities.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$13,851	$13,433	$418	3.1%
Electric Services	1,982	2,257	(275)	(12.2)%
Contracted Services	3,926	3,579	347	9.7%
AWR (parent)	9	3	6	200.0%
Total administrative and general	$19,768	$19,272	$496	2.6%

For the three months ended September 30, 2016, administrative and general expenses for the water segment increased $418,000 due, in large part, to higher legal and outside services costs related to condemnation activities. This increase was partially offset by: (i) a decrease in pension-related costs, (ii) a lower allocation of administrative and general expenses to the water segment from the general office as stipulated in the pending water GRC, and (iii) decreases in vehicle expenses and insurance-related costs as compared to the same period in 2015. The reduction in pension-related costs, vehicle expenses and the lower allocation from the general office have been reflected with a corresponding reduction in the water revenue requirement. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.
For the three months ended September 30, 2016, administrative and general expenses for the electric segment decreased by $275,000 primarily due to lower spending associated with a solar-initiative program approved by the CPUC.
For the three months ended September 30, 2016, administrative and general expenses for contracted services increased by $347,000 as compared to the three months ended September 30, 2015 due to: (i) an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC, and (ii) increases in labor costs charged to administrative activities versus other operations and maintenance activities.
Depreciation and Amortization
For the three months ended September 30, 2016 and 2015, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$8,734	$9,773	$(1,039)	(10.6)%
Electric Services	506	468	38	8.1%
Contracted Services	246	271	(25)	(9.2)%
Total depreciation and amortization	$9,486	$10,512	$(1,026)	(9.8)%

For the three months ended September 30, 2016, depreciation and amortization expense for water services decreased by $1.0 million as compared to the three months ended September 30, 2015 due to lower composite depreciation rates stipulated in the pending water GRC resulting from an updated depreciation study. These lower composite rates will be used in the rate cycle for the years 2016 through 2018. The decrease resulting from the lower composite rates was partially offset by depreciation from additions to utility plant. The lower net depreciation expense has been reflected in the water revenue requirement.

Maintenance
For the three months ended September 30, 2016 and 2015, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$3,521	$3,661	$(140)	(3.8)%
Electric Services	123	217	(94)	(43.3)%
Contracted Services	559	515	44	8.5%
Total maintenance	$4,203	$4,393	$(190)	(4.3)%
     Maintenance expense for the water and electric segments decreased due to a lower level of planned and unplanned maintenance performed during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Different factors contribute to the timing of when maintenance activity occurs.
Property and Other Taxes
For the three months ended September 30, 2016 and 2015, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$3,767	$3,610	$157	4.3%
Electric Services	251	232	19	8.2%
Contracted Services	299	484	(185)	(38.2)%
Total property and other taxes	$4,317	$4,326	$(9)	(0.2)%

Property and other taxes for the water segment increased during the three months ended September 30, 2016 primarily due to capital additions and the associated increase in assessed property values. This increase was offset by lower gross receipts taxes for contracted services related to retroactive revenues recorded during the third quarter of 2015, with no similar retroactive revenues recorded during the third quarter of 2016.

ASUS Construction
For the three months ended September 30, 2016, construction expenses for contracted services were $13.7 million, decreasing $1.2 million compared to the same period in 2015 due primarily to improved efficiency in capital program management.

Interest Expense
For the three months ended September 30, 2016 and 2015, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$5,343	$5,229	$114	2.2%
Electric Services	330	270	60	22.2%
Contracted Services	18	9	9	100.0%
AWR (parent)	39	(24)	63	(262.5)%
Total interest expense	$5,730	$5,484	$246	4.5%

Overall, interest expense increased due to increased borrowings on AWR's revolving credit facility as compared to the same period in 2015. Borrowings on the revolving credit facility are expected to continue for the remainder of the year to fund operations and a portion of capital expenditures.

Interest Income
For the three months ended September 30, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$198	$112	$86	76.8%
Electric Services	2	3	(1)	(33.3)%
Contracted Services	6	2	4	200.0%
AWR (parent)	—	1	(1)	(100.0)%
Total interest income	$206	$118	$88	74.6%

Other, net
For the three months ended September 30, 2016, other income increased by $600,000 due primarily to higher gains on investments held for a retirement benefit plan as compared to a loss recorded for the same period in 2015.

Income Tax Expense
For the three months ended September 30, 2016 and 2015, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$10,575	$11,819	$(1,244)	(10.5)%
Electric Services	466	290	176	60.7%
Contracted Services	1,951	2,590	(639)	(24.7)%
AWR (parent)	(284)	(305)	21	(6.9)%
Total income tax expense	$12,708	$14,394	$(1,686)	(11.7)%

Consolidated income tax expense for the three months ended September 30, 2016 decreased by $1.7 million due to a decrease in pretax income as well as an overall lower effective income tax rate ("ETR"). AWR's consolidated ETR was 37.0% for the three months ended September 30, 2016 as compared to 40.6% for the three months ended September 30, 2015. The consolidated ETR decreased as a result of changes in the ETR at GSWC, which was 38.2% for the three months ended

September 30, 2016 as compared to 42.7% applicable to the three months ended September 30, 2015. The decrease in GSWC's ETR was due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period. The decrease in income tax expense for contracted services was due to a decrease in pretax income as well as a lower ETR compared to the three months ended September 30, 2015 resulting primarily from state taxes, which vary among the jurisdictions in which it operates.

Consolidated Results of Operations — Nine Months Ended September 30, 2016 and 2015 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$237,987	$256,358	$(18,371)	(7.2)%
Electric	26,420	26,804	(384)	(1.4)%
Contracted services	64,880	65,364	(484)	(0.7)%
Total operating revenues	329,287	348,526	(19,239)	(5.5)%

OPERATING EXPENSES
Water purchased	49,265	46,833	2,432	5.2%
Power purchased for pumping	6,752	7,122	(370)	(5.2)%
Groundwater production assessment	11,150	10,657	493	4.6%
Power purchased for resale	7,481	7,364	117	1.6%
Supply cost balancing accounts	(10,145)	8,453	(18,598)	*
Other operation	21,331	20,578	753	3.7%
Administrative and general	61,829	59,270	2,559	4.3%
Depreciation and amortization	28,878	31,596	(2,718)	(8.6)%
Maintenance	11,908	12,075	(167)	(1.4)%
Property and other taxes	12,863	12,662	201	1.6%
ASUS construction	35,351	35,311	40	0.1%
Total operating expenses	236,663	251,921	(15,258)	(6.1)%

OPERATING INCOME	92,624	96,605	(3,981)	(4.1)%

OTHER INCOME AND EXPENSES
Interest expense	(16,956)	(16,239)	(717)	4.4%
Interest income	568	332	236	71.1%
Other, net	872	4	868	*
	(15,516)	(15,903)	387	(2.4)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	77,108	80,702	(3,594)	(4.5)%
Income tax expense	28,577	31,826	(3,249)	(10.2)%

NET INCOME	$48,531	$48,876	$(345)	(0.7)%

Basic earnings per Common Share	$1.32	$1.29	$0.03	2.3%

Fully diluted earnings per Common Share	$1.32	$1.29	$0.03	2.3%

* Not meaningful

Operating Revenues:

Water
For the nine months ended September 30, 2016, revenues from water operations decreased $18.4 million to $238.0 million as compared to the same period in 2015. Year-to-date 2016 billed water revenues have been based on 2015 adopted rates established in the 2013-2015 GRC, adjusted for the lower revenue requirement stipulated within the pending water GRC that will establish new rates for 2016-2018. This resulted in a decrease in revenues of approximately $20.6 million as compared to the first nine months of 2015. This decrease in water revenues was partially offset by the recognition of a portion of the 2015 WRAM revenue that had previously been deferred and new water revenues generated from the Rural Water Company acquisition completed in October 2015. The net decrease in revenues from the lower revenue requirement was mostly offset by corresponding decreases in operating expenses (primarily supply costs and depreciation expense).

Billed water consumption for the first nine months of 2016 was similar to consumption experienced during the same period in 2015. Changes in consumption generally do not have a significant impact on revenues due to the WRAM. The WRAM only applies to customer classes with conservation rates in place. The majority of GSWC's water customers have conservation rate structures; however, a small percentage of GSWC's customers are not subject to conservation rates and changes in consumption will impact recorded revenues.

Electric
For the nine months ended September 30, 2016, revenues from electric operations were $26.4 million as compared to $26.8 million for the same period in 2015.  The decrease was primarily due to the termination in August 2015 of a supply cost surcharge to recover previously incurred energy costs. This decrease in electric revenue was partially offset by the CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2016 and 2015. The decrease in revenues from the termination of the supply cost surcharge of approximately $1.4 million had no impact on pretax operating income due to an offsetting decrease in supply costs.

Billed electric usage decreased by approximately 3% during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the nine months ended September 30, 2016, revenues from contracted services were $64.9 million as compared to $65.4 million for the same period in 2015. The decrease was due to $3.0 million in retroactive O&M management fee revenues recorded for the nine months ended September 30, 2015 resulting from the successful resolution of price redeterminations during 2015, with no similar retroactive revenues recorded during the nine months ended September 30, 2016. This decrease was partially offset by an overall increase in construction activity during the period, primarily new capital upgrade projects at Fort Bliss.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.3% and 31.9% of total operating expenses for the nine months ended September 30, 2016 and 2015, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2016 and 2015 (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$237,987	$256,358	$(18,371)	(7.2)%
WATER SUPPLY COSTS:
Water purchased (1)	$49,265	$46,833	$2,432	5.2%
Power purchased for pumping (1)	6,752	7,122	(370)	(5.2)%
Groundwater production assessment (1)	11,150	10,657	493	4.6%
Water supply cost balancing accounts (1)	(12,420)	4,638	(17,058)	*
TOTAL WATER SUPPLY COSTS	$54,747	$69,250	$(14,503)	(20.9)%
WATER GROSS MARGIN (2)	$183,240	$187,108	$(3,868)	(2.1)%

ELECTRIC OPERATING REVENUES (1)	$26,420	$26,804	$(384)	(1.4)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$7,481	$7,364	$117	1.6%
Electric supply cost balancing accounts (1)	2,275	3,815	(1,540)	(40.4)%
TOTAL ELECTRIC SUPPLY COSTS	$9,756	$11,179	$(1,423)	(12.7)%
ELECTRIC GROSS MARGIN (2)	$16,664	$15,625	$1,039	6.6%
* Not meaningful

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(10,145,000) and $8,453,000 for the nine months ended September 30, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the nine months ended September 30, 2016 and 2015 were 41% and 40%, respectively, as compared to the adopted percentage of approximately 36% for both years. The higher actual percentages of purchased water resulted primarily from several wells being out of service.  As a result, purchased water costs for the nine months ended September 30, 2016 increased to $49.3 million as compared to $46.8 million for the same period in 2015 primarily due to the increase in purchased water in the supply mix as a result of wells being out of service, and an increase in wholesale water costs as compared to the nine months ended September 30, 2015.
 For the nine months ended September 30, 2016 and 2015, the cost of power purchased for pumping decreased to $6.8 million as compared to $7.1 million for the same period in 2015 primarily due to decreases in pumped water resulting from the increase in purchased water. Groundwater production assessments increased $493,000 due to higher pump tax rates as compared to the same period in 2015.
The water supply cost balancing account decreased $17.1 million during the nine months ended September 30, 2016 as compared to the same period in 2015 mainly due to a reduction in supply costs as stipulated within the pending water general rate case as compared to the 2015 adopted water supply costs. The lower supply costs have been reflected in the water revenue requirement, as previously discussed.

For the nine months ended September 30, 2016, the cost of power purchased for resale increased slightly due to an increase in the weighted average price per MWh. The electric supply cost balancing account included in total supply costs decreased by $1.5 million due primarily to the termination of a supply cost surcharge to recover previously incurred costs as well as the increase in weighted average price per MWh.
 Other Operation
For the nine months ended September 30, 2016 and 2015, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$16,294	$15,972	$322	2.0%
Electric Services	2,549	2,135	414	19.4%
Contracted Services	2,488	2,471	17	0.7%
Total other operation	$21,331	$20,578	$753	3.7%
 For the nine months ended September 30, 2016, total other operation expenses for the water segment increased by $322,000 due to an increase in water treatment activities as well as labor costs resulting from higher wages. These costs were partially offset by a decrease in bad debt expense and conservation and drought-related costs as compared to the same period in 2015. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. During the second quarter of 2016, GSWC filed for recovery of drought-related costs of approximately $1.0 million, which had been previously incurred, mostly in 2015. Incremental drought-related costs are being expensed until recovery is approved by the CPUC.
Other operation costs at the electric segment increased due to outside services costs incurred in response to power outages caused by severe winter storms experienced in January 2016.
Administrative and General
For the nine months ended September 30, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$42,877	$41,758	$1,119	2.7%
Electric Services	6,471	6,492	(21)	(0.3)%
Contracted Services	12,465	11,011	1,454	13.2%
AWR (parent)	16	9	7	77.8%
Total administrative and general	$61,829	$59,270	$2,559	4.3%
 For the nine months ended September 30, 2016, administrative and general expenses at the water segment increased $1.1 million due, in large part, to higher legal and outside services costs related to condemnation activities. This increase was partially offset by: (i) a decrease in pension-related costs, (ii) a lower allocation of administrative and general expenses to the water segment from the general office as stipulated in the pending water GRC, and (iii) decreases in other outside services costs, vehicle expenses and insurance-related costs as compared to the same period in 2015. The reduction in pension -related costs, vehicle expenses and the lower allocation from the general office have been reflected with a corresponding reduction in the water revenue requirement. Legal and outside services costs tend to fluctuate between periods.

For the nine months ended September 30, 2016, administrative and general expenses for contracted services increased by $1.5 million as compared to the nine months ended September 30, 2015 due, in large part, to an increase in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the pending water GRC. In addition, there was an increase in labor and outside services costs. Outside services costs tend to fluctuate and are expected to continue to fluctuate.

Depreciation and Amortization

For the nine months ended September 30, 2016 and 2015, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$26,597	$29,482	$(2,885)	(9.8)%
Electric Services	1,520	1,235	285	23.1%
Contracted Services	761	879	(118)	(13.4)%
Total depreciation and amortization	$28,878	$31,596	$(2,718)	(8.6)%

For the nine months ended September 30, 2016, depreciation and amortization expense for water services decreased by $2.9 million to $26.6 million compared to $29.5 million for the nine months ended September 30, 2015 due to lower composite depreciation rates stipulated in the pending water GRC resulting from an updated depreciation study. These lower composite rates will be used in the rate cycle for the years 2016 through 2018. The decrease resulting from the lower composite rates was partially offset by depreciation from the additions to utility plant. The lower net depreciation expense has been reflected in the water revenue requirement.

For the nine months ended September 30, 2016, depreciation and amortization expense for electric services increased by $285,000 compared to the nine months ended September 30, 2015 due to additions to utility plant.

Maintenance

For the nine months ended September 30, 2016 and 2015, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$9,954	$9,751	$203	2.1%
Electric Services	472	611	(139)	(22.7)%
Contracted Services	1,482	1,713	(231)	(13.5)%
Total maintenance	$11,908	$12,075	$(167)	(1.4)%

Maintenance expense for water services increased by $203,000 due to planned maintenance activities and a higher level of unplanned maintenance activities performed during the first nine months of 2016. Different factors contribute to the timing of when planned maintenance activities occur.

Maintenance expense for the electric segment decreased by $139,000 due to a decrease in unplanned maintenance as compared to 2015.

Maintenance expense for contracted services decreased by $231,000 due primarily to: (i) a decrease in labor costs associated with maintenance-related activities, such as mains, service lines, storage tanks and lift stations, and (ii) a decrease in outside services costs.

Property and Other Taxes

For the nine months ended September 30, 2016 and 2015, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$11,022	$10,760	$262	2.4%
Electric Services	806	748	58	7.8%
Contracted Services	1,035	1,154	(119)	(10.3)%
Total property and other taxes	$12,863	$12,662	$201	1.6%

Property and other taxes increased overall by $201,000 during the nine months ended September 30, 2016 due to increased payroll taxes as well as property taxes resulting from capital additions and the associated increase in assessed property values. These increases were partially offset by lower license fees at the contracted services segment.

Interest Expense

For the nine months ended September 30, 2016 and 2015, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$15,821	$15,335	$486	3.2%
Electric Services	1,008	898	110	12.2%
Contracted Services	37	29	8	27.6%
AWR (parent)	90	(23)	113	*
Total interest expense	$16,956	$16,239	$717	4.4%
* Not meaningful

For the nine months ended September 30, 2016, interest expense increased $717,000 due largely to capitalized interest recorded during the first quarter of 2015 at the water segment resulting from the approval of additional allowance for funds used during construction in advice letter filings approved by the CPUC. There was no similar item during in 2016. There was also an increase in interest due to higher borrowings on the revolving credit facility during the nine months ended September 30, 2016 as compared to the same period in 2015. Borrowings on the revolving credit facility are expected to continue for the remainder of the year to fund operations and a portion of capital expenditures.

Interest Income

For the nine months ended September 30, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$549	$309	$240	77.7%
Electric Services	11	7	4	57.1%
Contracted Services	8	6	2	33.3%
AWR (parent)	—	10	(10)	(100.0)%
Total interest income	$568	$332	$236	71.1%

Interest income for the nine months ended September 30, 2016 increased overall due to an increase in regulatory assets accruing interest as compared to the same period in 2015.

Other, net

For the nine months ended September 30, 2016, other income increased by $868,000 due to higher gains on investments held for a retirement benefit plan as compared losses recorded during the same period in 2015.

Income Tax Expense

For the nine months ended September 30, 2016 and 2015, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ CHANGE	% CHANGE
Water Services	$23,528	$26,550	$(3,022)	(11.4)%
Electric Services	1,675	1,606	69	4.3%
Contracted Services	4,029	4,349	(320)	(7.4)%
AWR (parent)	(655)	(679)	24	(3.5)%
Total income tax expense	$28,577	$31,826	$(3,249)	(10.2)%

Consolidated income tax expense for the nine months ended September 30, 2016 decreased by approximately $3.2 million due to a decrease in pretax income and a lower ETR. AWR's consolidated ETR was 37.1% for the nine months ended September 30, 2016 as compared to 39.4% for the nine months ended September 30, 2015. The consolidated ETR decreased as a result of changes in the ETR at GSWC, which was 38.3% for the nine months ended September 30, 2016 as compared to 41.6% for the nine months ended September 30, 2015. GSWC's ETR decreased primarily due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. The decrease in income tax expense for contracted services was due to a decrease in pretax income, partially offset by a higher ETR as a result of state income taxes.

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

The critical accounting policies used in the preparation of Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $208.7 million was available on September 30, 2016 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. In addition, AWR has access to a syndicated credit facility, which expires in May 2018. As of September 30, 2016, AWR had access to $100 million under this syndicated credit facility. In October 2016, AWR elected to increase the aggregate commitment by an additional $50 million as permitted under the terms of the facility agreement. AWR can borrow up to $150 million under the revised facility and provide funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the revolving credit facility. As of September 30, 2016, there were $77.0 million in borrowings outstanding under this facility and $10.4 million of letters of credit outstanding.

In April 2016, Standard & Poor's Rating Services ("S&P") affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default). In December 2015, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the nine months ended September 30, 2016, GSWC incurred $94.5 million in company-funded capital expenditures. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $105 to $115 million.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On November 1, 2016, AWR's Board of Directors approved an 8% increase in the fourth quarter dividend from $0.224 per share to $0.242 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on December 1, 2016 to shareholders of record at the close of business on November 15, 2016.

AWR's Board of Directors approved a stock repurchase program in 2014 and in 2015, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in May 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio as a percentage of total capitalization that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with the government contracting industry. As of September 30, 2016, the ratio was approximately 55% equity and 45% debt (including short-term borrowings). Based upon current expectations, including the projected infrastructure needs of GSWC and the expected growth of ASUS, which is currently not capital intensive, management does not anticipate AWR will conduct a secondary offering of its Common Shares in the near term.

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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $77.5 million for the nine months ended September 30, 2016 as compared to $86.1 million for the same period in 2015. The decrease was due, in part, to a reduction in cash generated by contracted services due to the timing of billing of and cash receipts for construction work at military bases during the nine months ended September 30, 2016. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.

There were also lower tax payments made during 2015 largely as the result of the implementation of federal tax repair regulations during the fourth quarter of 2014, partially offset by the extension in December 2015 of bonus depreciation for qualifying property. In December 2015, the Protecting Americans From Tax Hikes Act of 2015 extended bonus depreciation for qualifying property through 2019. Further offsetting the decrease was an increase in cash collected to recover GSWC's 2015 WRAM/MCBA balances. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $101.4 million for the nine months ended September 30, 2016 as compared to $61.3 million for the same period in 2015.  The capital expenditures incurred for the nine months ended September 30, 2016 were consistent with GSWC's capital investment program and were higher than the amounts incurred during the same period in 2015. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash provided by financing activities was $22.3 million for the nine months ended September 30, 2016 as compared to $73.5 million net cash used for the same period in 2015. This increase in cash provided was primarily due to AWR's repurchase of its Common Shares as part of the stock repurchase programs during the nine months ended September 30, 2015, with no similar repurchases occurring during the nine months ended September 30, 2016. Additionally, there was an increase in short-term borrowings from Registrant's revolving credit facility to fund the higher capital expenditure levels in the regulated water business during the nine months ended September 30, 2016, as compared to the same period in 2015.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $76.2 million for the nine months ended September 30, 2016 as compared to $81.4 million for the same period in 2015.  This decrease was primarily due to lower tax payments made during 2015 largely as a result of the implementation of federal tax repair regulations during the fourth quarter of 2014, partially offset by the extension in December 2015 of bonus depreciation for qualifying property. In December 2015, the Protecting Americans From Tax Hikes Act of 2015 extended bonus depreciation for qualifying property through 2019. Further offsetting the decrease was an increase in cash collected to recover GSWC's 2015 WRAM/MCBA balances. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $99.6 million for the nine months ended September 30, 2016 as compared to $75.8 million for the same period in 2015 due to higher planned capital expenditures. Cash used for capital expenditures for the nine months ended September 30, 2016 was $98.2 million. During 2016, GSWC's company-funded capital expenditures are estimated to be approximately $105-115 million.

Cash Flows from Financing Activities:

Net cash provided by financing activities was $23.2 million for the nine months ended September 30, 2016 as compared to net cash used of $30.3 million for the same period in 2015.  The increase in cash from financing activities resulted from a decrease in dividends paid by GSWC to AWR during the nine months ended September 30, 2016 as compared to the same period in 2015 due, in part, to an $8.3 million dividend paid instead by ASUS to AWR in 2016. ASUS did not pay a dividend to AWR in 2015. There was also an increase in inter-company short-term borrowings to fund GSWC's higher capital expenditure levels during the nine months ended September 30, 2016 as compared to the same period in 2015.

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

Contracted Services
 Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment (“EPA”) on an annual basis.  All new contracts will be economic-price-adjustment contracts. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of price redeterminations, EPAs and/or REAs continues to be critical in order for ASUS to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. ASUS has not experienced any earnings impact to its existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2017 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limits imposed by Congress. However, any future impact on ASUS and its operations will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations EPAs and/or REAs, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations and/or EPAs may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency ("DCAA") and/or the Defense Contract Management Agency ("DCMA").  Both DCAA and DCMA conduct, at times at the request of a contracting officer, audits/reviews of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). If the DCAA/DCMA believes ASUS and/or the Military Utility Privatization Subsidiaries have accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government-contract-business-system requirements may result in delays in the timing of resolution of price redetermination and/or EPA filings and/or the ability to file new proposals with the U.S. government.
Below is a summary of price redeterminations, EPA, and REA filings by the Military Utility Privatization Subsidiaries. ASUS is current on all price redetermination and EPA filings for contracts at all of the Military Utility Privatization Subsidiaries.

•
FBWS - The fourth price redetermination for Fort Bliss, covering the period October 1, 2015 through September 30, 2018, was filed in the third quarter of 2015 and is expected to be finalized in the fourth quarter of 2016.

•
TUS - The third price redetermination for Andrews Air Force Base, covering the period February 2014 through January 2017, was finalized through the issuance of a contract modification in July 2015, and provided for an annualized increase in operations and maintenance and renewal and replacement fees.

•
ODUS - The EPA for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2016, was finalized in the third quarter of 2016. The EPA for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2016, was finalized through the issuance of contract modifications in June 2016.

REA filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, VA, under a new capital upgrade project. The requests covered work that was approved to be performed by the base and included requests for additional revenue totaling $630,000. These REA's are expected to be resolved in the fourth quarter of 2016.
ODUS filed a REA to recover added costs incurred for a major renewal and replacement project. These costs had been included in previously filed redeterminations but were withdrawn to be included in this REA. ODUS expects this filing to be resolved in the fourth quarter of 2016.

•	PSUS - The third redetermination for Fort Jackson, covering the period mid-February 2016 through mid-February 2019, was finalized in third quarter 2016.

•	ONUS - The third price redetermination for Fort Bragg, covering the period March 2016 through February 2019, was filed in February 2016 and is expected to be resolved in the fourth quarter of 2016.

New Privatization Contract Award
On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction services for the water and wastewater systems at Eglin Air Force Base located in Florida. The initial value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. ASUS will assume operations at Eglin Air Force Base following the completion of a projected 8 to10 month transition period.

Regulatory Matters
Pending General Rate Case Requests
In July 2014, GSWC filed a GRC for all of its water regions and the general office to establish rates for the years 2016—2018.  GSWC’s requested capital budgets in the application average approximately $90 million a year for the three-year period. The 2016 water gross margin is expected to decrease as compared to the currently adopted levels due, in part, to a decrease in annual depreciation expense resulting from an updated depreciation study and reduction in other expenses. Hearings for the unresolved issues in the rate case were completed in June 2015, and settlements for certain items and legal briefs were filed in July 2015. The consumption levels used to calculate rates for 2016-2018 and incorporated into the settlement with the CPUC's Office of Ratepayer Advocates ("ORA") reflect the 2015 state-mandated conservation targets in effect at that time for each ratemaking area.
In July 2015, GSWC filed a motion with the CPUC for interim water rates to be effective January 1, 2016 in the event the CPUC did not issue a final decision on the water GRC by January 1, 2016. As part of the filing, GSWC also requested authorization to establish a memorandum account to track the difference between the interim rates, which GSWC proposed to remain at current levels, and final rates once approved by the CPUC. The CPUC approved this filing in October 2015. A proposed decision on this rate case is expected in the fourth quarter of 2016. Once a final decision is issued, new rates will be retroactive to January 1, 2016.
Cost of Capital Proceeding for Water Regions
The CPUC issued a decision on GSWC’s last water cost-of-capital proceeding in July 2012. As a result, GSWC's current water authorized return on equity of 9.43% has remained unchanged since 2013. GSWC was scheduled to file its next cost-of-capital application in March 2016 based on an extension previously granted. In December 2015, GSWC, along with three other Class A California water companies, filed a request with the CPUC for a further extension by which each of them is required to file its next cost-of-capital application. On February 1, 2016, the CPUC approved the one-year extension, until March 31, 2017, by which date each Class A Utility is to file its next cost-of-capital application.
Balanced Rates Order Instituting Rulemaking
In April 2015, the CPUC issued a ruling establishing a second phase to its on-going rulemaking addressing the CPUC's Water Action Plan objective of setting rates that balance investment, conservation, and affordability. The intended purpose of the second phase is to review the CPUC’s water-conservation rate structure, tiered rates, forecasting methods, accounting mechanisms and other standards and programs that guide investor-owned water utility rates, charges, and cost recovery. In October 2016, the CPUC issued a proposed decision on this objective. Among other things, the proposed decision retains the WRAM mechanism, institutes a sales reconciliation mechanism to adjust forecasted water consumption authorized by the CPUC based on actual consumption, changes tiered rates to include a very high tiered rate and a super user charge aimed at high-usage customers, implements advanced metering infrastructure for all customers, and shifts more revenue recovery through monthly fixed charges versus quantity charges. A final decision on this phase is expected in the fourth quarter of 2016. GSWC cannot predict the final outcome of this proceeding.

Nipomo Supplemental Water Project
In November 2015, GSWC filed an application to recover the costs of a water supply project intended to deliver water to the Nipomo Mesa area in GSWC’s Santa Maria ratemaking area. In February 2016, GSWC and ORA jointly filed a motion to adopt a settlement, which resolved all of the cost-recovery issues in GSWC’s application. In September 2016, the CPUC issued a final decision approving the settlement. The costs of this water project have been included in Santa Maria rates effective October 1, 2016.

New Service Territory Application, Sutter County
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity ("CPCN") application granting GSWC the authority to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure and groundwater wells with a treatment plant and storage facility to serve retail, industrial and approximately 17,000 residential customers at final build-out. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. In August 2014, ORA filed an application for rehearing on the CPCN application in regard to the rate cap adopted by the CPUC. In September 2016 the CPUC adopted a settlement reached between GSWC and ORA which modified the rate cap.
As part of the CPCN agreement, GSWC requested approval from the CPUC to acquire the water system that currently serves the community of Robbins in Sutter County. The CPUC denied the request due to objections to the location of a proposed new well. The denial was made without prejudice, which provides GSWC an opportunity to re-file the request for approval at a future date.
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

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level (“MCL”) standards and customer expectations.

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

California Drought
In response to the ongoing drought experienced in California, the SWRCB has taken various actions to ensure reduced water usage throughout the State, and to track reductions by larger urban water suppliers. GSWC has filed appropriate drought contingency plans, or Staged Mandatory Water Conservation and Rationing Plan, with the CPUC to meet the SWRCB requirements. GSWC’s water usage reductions have met the SWRCB requirements through activation of its Stage 1 of the drought contingency plan, which includes voluntary reductions and limits on outdoor water use.
California's ongoing period of drought has resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, are experiencing dropping groundwater levels. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in the Central Coast area, GSWC has implemented mandatory water restrictions in certain service areas, moving to higher stages of the Staged Mandatory Water Conservation and Rationing Plan for those areas. Should dry conditions persist through the remainder of 2016, areas served by these smaller basins may experience further mandatory conservation measures in the future. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
As of October 25, 2016, the U.S. Drought Monitor estimates almost 62 percent of California in the rank of “Severe Drought,” which is an improvement from April 2016 when 74 percent was ranked “Severe Drought.”
Metropolitan Water District/ State Water Project
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD.
In July 2015, MWD implemented a mandatory reduction in overall supply delivery of 15 percent due to the drought. In April 2016, the SWP allocation was increased to 60 percent of requested orders as a result of improved hydrologic conditions in Northern California. In response, MWD lifted its mandatory reduction of supplies effective May 10, 2016 and moved into a “Water Supply Alert” condition.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On May 12, 2016, Casitas Municipal Water District filed an eminent domain lawsuit in Ventura County Superior Court against GSWC (Casitas Municipal Water District v. Golden State Water Company, Case No. 56-2016-00481628-CU-EI-VTA) to acquire the property and assets of GSWC located in its Ojai service area. The lawsuit included additional causes of action related to claims of potential damages resulting from any delay caused by GSWC seeking relief in the prior action regarding the use of Mello-Roos funds for such a taking of property. At this time, management cannot predict the outcome of this eminent domain proceeding.

On December 9, 2014, the City of Claremont, California filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125) to acquire the portion of GSWC's system which serves the City of Claremont. Closing arguments for the phase of the trial determining Claremont's right to seize the system by eminent domain concluded in August 2016, with a decision expected within 90 days after the closing arguments. At this time, management cannot predict the outcome of this eminent domain proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
July 1 – 31, 2016	1,012		$43.58	—	—
August 1 – 31, 2016	102,017		$41.58	—	—
September 1 – 30, 2016	41,815		$39.22	—	—
Total	144,844	(2)	$40.91	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 137,000 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On November 1, 2016, AWR's Board of Directors approved a fourth quarter dividend of $0.242 per share on AWR's Common Shares of the Company. Dividends on the Common Shares will be payable on December 1, 2016 to shareholders of record at the close of business on November 15, 2016.

(b)  There have been no material changes during the third quarter of 2016 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.12
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed October 28, 2016

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 2, 2016