Form 10-K
period 2016-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2017-02-23
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016 or
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

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $1,601,802,000 and $1,629,577,000 on June 30, 2016 and February 21, 2017, respectively. The closing price per Common Share of American States Water Company on February 21, 2017, as quoted in The Wall Street Journal website, was $44.54.  As of February 21, 2017, the number of Common Shares of American States Water Company outstanding was 36,586,831. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2016 and February 21, 2017.
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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Board of Directors, Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (800) 999-4033. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2016.

Overview

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”) and Emerald Coast Utility Services, Inc. ("ECUS")). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units, water and electric service utility operations, conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS, ONUS and ECUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”

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

GSWC served 261,002 water customers and 23,940 electric customers at December 31, 2016, or a total of 284,942 customers, compared with 260,151 water customers and 23,846 electric customers at December 31, 2015, or a total of 283,997 customers. GSWC’s operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2016, 2015 and 2014.

ASUS, itself or through the Military Utility Privatization Subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to either (i) redetermination every three years following the initial two years of the contract or (ii) annually under an economic price adjustment. Contracts are also subject to equitable price adjustments and modifications for changes in circumstances, changes in laws and regulations, additions to the contract value for new construction of facilities at the military bases and changes in wages and fringe benefits to the extent provided in the contract.  AWR guarantees performance of ASUS’s military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate the following water and wastewater systems:

•	FBWS - water and wastewater systems at Fort Bliss located near El Paso, Texas and extending into southeastern New Mexico;

•	TUS - water and wastewater systems at Joint Base Andrews in Maryland;

•	ODUS - wastewater system at Fort Lee in Virginia and the water and wastewater systems at Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story in Virginia (“TRADOC”);

•	PSUS - water and wastewater systems at Fort Jackson in South Carolina;

•	ONUS - water and wastewater systems at Fort Bragg, Pope Army Airfield and Camp Mackall, North Carolina; and

•	ECUS - water and wastewater systems at Eglin Air Force Base in Florida expected to begin operation in the spring of 2017 pursuant to a contract awarded in July 2016.

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

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third party providers of water and/or wastewater services and governmental entities primarily on the basis of quality of service and price.

AWR Workforce

AWR and its subsidiaries had a total of 736 employees as of January 31, 2017.  GSWC had 563 employees as of January 31, 2017.  Fourteen employees of BVES are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2017.

ASUS had 173 employees as of January 31, 2017.  Sixteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2017.

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

•
availability of GSWC's water supplies, which may be adversely affected by drought, changes in weather patterns in the West, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

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

•
the impact of opposition by GSWC customers to rate increases associated with the implementation of tiered rate structures as well as restrictions on water use mandated in California as a result of drought, which decreases adopted usage and increases customer rates;

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

•
changes in environmental laws, health and safety laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC upgrading and building new water treatment plants, GSWC disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance monitoring activities and GSWC securing alternative supplies of water when necessary;

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

•	delays in obtaining redetermination of prices or economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases as a result of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business or negotiating periodic price adjustments;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts;

•	competition for new military privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

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

Regulatory decisions affecting GSWC may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment charges and customer refunds. Management continually evaluates the anticipated recovery of regulatory assets, liabilities and revenues subject to refund and provides for allowances and reserves as deemed necessary. In the event that our assessment of the probability of recovery through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.  A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

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

In addition, our operations can involve the handling and storage of hazardous chemicals which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure that we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, a failure to comply with such regulations could subject us to liability.

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

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  However, our insurance policies contain exclusions and other limitations that may not cover our potential liabilities. Generally, our insurance policies cover property, workers' compensation, employer liability, general liability and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.

We have experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could impact or potentially arise from BVES’s ordinary operations. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect GSWC’s financial condition and results of operations.

Additional Risks Associated with our Public Utility Operations

Our operating costs may increase as a result of groundwater contamination

Our operations can be impacted by groundwater contamination in certain service territories.  Historically, we have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to facilitate remediation of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.  In emergency situations, we have supplied our customers with bottled water until the emergency situation has been resolved.

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

The extended California drought and changes in weather patterns in the West and population growth in California cause increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water Metropolitan Water District of Southern California ("MWD") and other state water contractors are able to import from northern California.

We have implemented tiered rates and other practices in order to encourage water conservation. We have also implemented programs to assist customers in complying with water usage reductions. Over the long term, we are acting to secure additional supplies from desalination and increase use of reclaimed water, where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers.

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

Our liquidity may be adversely affected by changes in water supply costs

We obtain our water supplies for GSWC from a variety of sources, which vary among our water systems. Certain systems obtain all of their supply from water that is pumped from aquifers within our service areas; some systems purchase all of the supply from wholesale suppliers; some systems obtain the supply from treating surface water sources; and other systems obtain the supply from a combination of wells, surface water sources and/or wholesale suppliers. The cost of obtaining these supplies varies, and overall costs can be impacted as use within a system varies from time to time. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.

Furthermore, imported water wholesalers, such as MWD, may not always have an adequate supply of water to sell to us. Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control.

GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve to eighteen month periods.

Our liquidity and earnings may be adversely affected by maintenance costs

Some of our infrastructure in California is more than fifty years old.  We have experienced leaks and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent environmental regulations. These costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by GSWC for possible recovery. We may not recover overages from amounts estimated in rates.

Our liquidity and earnings may be adversely affected by our conservation efforts

Our water utility business is heavily dependent upon revenue generated from rates charged to our residential customers based on the volume of water used. The rates we charge for water are regulated by the CPUC and may not be adequately adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the residential customer base does not occur to the extent necessary to offset per-customer residential-usage decline.

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per-residential-customer water usage due to factors such as:
*      conservation efforts to reduce costs;
*      drought conditions resulting in additional water conservation;
*      the use of more efficient household fixtures and appliances by consumers to save water;
*      voluntary or mandatory changes in landscaping and irrigation patterns;
*      recycling of water by our customers; and

*	regulation of groundwater rights.

These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our sources of supply are sufficient to serve our customers during such drought conditions.

We implemented a CPUC-approved water-revenue adjustment mechanism ("WRAM") at GSWC, which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over a twelve, eighteen or thirty-six month period.

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

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California

We generally purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchase power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flows may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, GSWC has implemented supply-cost balancing accounts, as approved by the CPUC, to mitigate fluctuations in supply costs.  We also operate a natural-gas-fueled 8.4 megawatt generator in our electric service area.

Unexpected generator downtime or a failure to perform by any of the counterparties to our electric and natural gas purchase contracts could further increase our exposure to fluctuating natural gas and electricity prices.

Changes in electricity prices also affect the unrealized gains and losses on our block forward purchased power contracts that qualify as derivative instruments since we adjust the asset or liability on these contracts to reflect the fair market value of the contracts at the end of each month.  The CPUC has authorized us to establish a memorandum account to track the changes in the fair market value of our purchased power contracts.  As a result, unrealized gains and losses on these types of purchased power contracts do not impact earnings.

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules

We are required to procure a portion of our electricity from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement with a third party to purchase renewable energy credits which we believe allows us to meet these requirements through 2023.  In the event that the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.

Our assets are subject to condemnation

Municipalities and other governmental subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings, which may be costly and may temporarily divert the attention of management from the operation of our business.  If a municipality or other governmental subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets acquired or be able to recover all charges associated with the condemnation of these assets. In addition, we would no longer be entitled to any portion of revenue generated from the use of such assets.

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

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public

Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or equipment malfunctions. Injuries and property damage caused by such events may subject GSWC to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC which could also materially affect GSWC's liquidity and results of operations.

Additional Risks Associated with our Contracted Services Operations

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

Our contract pricing was based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to periodic price adjustments at the time of price redetermination, in connection with economic price adjustments or requests for equitable adjustment, or other changes permitted by the terms of the contracts. The contract price for each of these contracts is subject to either (i) redetermination every three years following the initial two years of the contracts or (ii) economic price adjustments on an annual basis. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service-requirement changes with respect to wages and fringe benefits to the extent provided in each of the contracts.

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

Risks associated with the collection of wastewater are different from those of our water distribution operations

The wastewater-collection-system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection or sewage systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. The cost of addressing such damages may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses may not be recoverable under our contracts with the U.S. government or covered by insurance policies. We may also find it difficult to secure insurance for this business in the future at acceptable rates.

We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source water supply to meet the Military Utility Privatization Subsidiaries’ water distribution system requirements under their contracts, the Military Utility Privatization Subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all Federal, State and local regulations. We believe, however, that the terms of the contracts between the Military Utility Privatization Subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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

We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases

We are periodically audited or reviewed by the Defense Contract Auditing Agency (“DCAA”) and/or the Defense Contract Management Agency ("DCMA") for compliance with federal acquisition regulations, cost-accounting standards and other laws, regulations and standards that are not applicable to the operations of GSWC. During the course of these audits/reviews, the DCAA or DCMA may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government administrative contracting officer that such costs be disallowed.

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

If we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government statutes and regulations, we could also be suspended or barred from future U.S. government contracts for a period of time and be subject to possible damages, fines and penalties as well as damage to our reputation in the water and wastewater industry.

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

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulations. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us at the end of the contract. The U.S. government has the right to offset claimed damages against any amounts owed to us.

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

We continue to incur costs associated with the expansion of our contract activities

We continue to incur additional costs in connection with the expansion of our contract operations associated with the preparation of bids for new contract operations on prospective and existing military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering these costs and other costs from new contract revenues.

We face competition for new military privatization contracts

An important part of our growth strategy is the expansion of our contracted services business through new contract awards to serve additional military bases for the U.S. government. ASUS competes with other regulated utilities, municipalities, and other entities for these contracts.

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
*timing of recovering WRAM and MCBA regulatory assets;
*amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

*	our legal exposure and the appropriate accrual for claims, including general liability and workers' compensation claims;
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

Our Military Utility Privatization Subsidiaries providing water and wastewater services on military bases also expect to incur significant capital expenditures. To the extent that the U.S. government does not reimburse us for these expenditures as the work is performed or completed, the U.S. government will repay us over time.

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

Market conditions and demographic changes may adversely impact the value of our benefit plan assets and liabilities
Market factors can affect assumptions we use in determining funding requirements with respect to our pension and other postretirement benefit plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase, which could adversely affect our financial position and cash flows. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.

Market conditions also affect the values of the assets that are held in trust to satisfy significant future obligations under our pension and other postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of our pension and other postretirement benefit plan assets will increase the funding requirements under these plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected. These risks are mitigated to some extent by the two-way pension balancing account authorized by the CPUC which permits us to track differences between forecasted annual pension expense adopted in rates and actual pension expenses for future recovery or refund to customers.

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

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations and adversely affect our financial results.

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

We have implemented security measures and will continue to devote significant resources to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, we cannot be assured that a cyber-attack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer or employee information.  Moreover, if a computer security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We could also be exposed to a risk of loss or litigation and possible liability. In addition, pursuant to U.S. government regulations regarding cyber-security of government contractors, we might be subject to fines, penalties or other actions, including debarment, with respect to current contracts or with respect to future contract opportunities.

 Our operations are geographically concentrated in California

Although we operate water and wastewater facilities in a number of states, our water and electric operations are concentrated in California, particularly Southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters and other risks affecting California.

We operate in areas subject to natural disasters

We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where GSWC's operations are concentrated, or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover such costs.

Our operations may be the target of terrorist activities

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

In December 2014, the Company changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. As a result of the change, which included a cumulative adjustment for 2013 and prior years, the Company deducted a significant amount of asset costs that consisted primarily of water mains and connections. Our determination of costs that qualify as a capital asset versus an immediate tax deduction for utility asset improvements is subject to subsequent adjustment arising from review by taxing authorities, and may impact the deductions that have been taken on recently filed income tax returns. Although we believe our income tax estimates are appropriate, there is no assurance that the final determination of our current taxes payable will not be materially different, either higher or lower, from the amounts reflected in our financial statements. In the event we are assessed additional income taxes, our financial condition and cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Water Properties

As of December 31, 2016, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,825 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than one acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2016, GSWC owned 247 wells, of which 203 are active with an aggregate production capacity of approximately 208 million gallons per day. GSWC has 64 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 115.8 million gallons. GSWC owns no dams. The following table provides information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
247	399	2,825	261,059	26,065	147	115,765	(1)

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

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2016, GSWC owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) transmission lines, 2.7 miles of underground 34.5 kv transmission lines, 488.6 miles of 4.16 kv or 2.4 kv distribution lines, 89.1 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the State Water Resources Control Board, unless the surface water rights originated prior to 1914. As of December 31, 2016, GSWC had adjudicated groundwater rights and surface water rights of 74,332 and 11,335 acre feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.

Office Buildings

GSWC owns its general headquarters facilities in San Dimas, California. GSWC also owns and leases certain facilities throughout California that house district and customer service offices. ASUS leases office facilities in Georgia, Virginia and North Carolina.  ASUS terminated an office lease in California in January 2017. TUS and ECUS rent temporary service center facilities in Maryland and Florida, respectively, pending the completion of facilities being or to be constructed at those locations.  FBWS has a ten-year, renewable, no-cost license for use of space in a U.S. government building at Fort Bliss as a service center.  PSUS, ODUS and ONUS own service centers in South Carolina, Virginia and North Carolina, respectively.

Mortgage and Other Liens

As of December 31, 2016, neither AWR, GSWC, nor ASUS, or any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding.

Under the terms of certain debt instruments, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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

GSWC has accrued an estimated liability which includes costs for two years of continued activities of cleanup and monitoring, and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Item 3. Legal Proceedings

On December 9, 2014, the City of Claremont filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125) to acquire GSWC's Claremont system which serves the City of Claremont and parts of surrounding communities. The trial to determine Claremont’s right to seize the water system by eminent domain concluded in August 2016. On December 9, 2016, the presiding judge entered the decision rejecting Claremont’s attempt to take over GSWC’s Claremont water system. On February 2, 2017, the City of Claremont filed an appeal to the decision. At this time, Registrant is unable predict the final outcome of the appeal.
On May 12, 2016, Casitas Municipal Water District filed an eminent domain lawsuit in Ventura County Superior Court against GSWC (Casitas Municipal Water District v. Golden State Water Company, Case No. 56-2016-00481628-CU-EI-VTA) to acquire the property and assets of GSWC located in its Ojai service area. The lawsuit included additional causes of action related to claims of potential damages resulting from any delay caused by GSWC seeking relief in the prior action regarding the use of Mello-Roos funds for such a taking of property. At this time, management cannot predict the outcome of this eminent domain proceeding or potential appeal by FLOW.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares the cumulative 5-year total return provided shareholders on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and a customized peer group of eight companies. The eight companies included in the Company's customized peer group are: American Water Works Company Inc., Aqua America Inc., Artesian Resources Corporation, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, York Water Company and SJW Corp.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2011. Relative performance is tracked through December 31, 2016.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among American States Water Company, the S&P 500 Index,
and a Peer Group

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2016 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016
American States Water Company	$100.00	$141.85	$174.54	$235.10	$267.80	$297.28
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Peer Group	$100.00	$117.86	$138.72	$168.88	$190.48	$235.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years, were:

	Stock Prices
	High	Low
2016
First Quarter	$47.24	$38.25
Second Quarter	$43.83	$37.28
Third Quarter	$44.46	$37.51
Fourth Quarter	$46.39	$37.47

2015
First Quarter	$41.73	$36.86
Second Quarter	$40.70	$35.87
Third Quarter	$41.84	$35.80
Fourth Quarter	$44.14	$39.67
The closing price of the Common Shares of American States Water Company on the NYSE on February 21, 2017 was $44.54.

Approximate Number of Holders of Common Shares
As of February 21, 2017, there were 2,400 holders of record of the 36,586,831 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2016	2015
First Quarter	$0.224	$0.213
Second Quarter	$0.224	$0.213
Third Quarter	$0.224	$0.224
Fourth Quarter	$0.242	$0.224
Total	$0.914	$0.874
 AWR’s ability to pay dividends is subject to the requirement in its $150.0 million revolving credit facility to maintain compliance with all covenants described in footnote (14) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7, in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $374.8 million was available from GSWC to pay dividends to AWR as of December 31, 2016. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $500.7 million to invoke this covenant as of December 31, 2016.

Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $247.1 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2016. Approximately $206.3 million was available for GSWC to pay dividends to AWR at December 31, 2016 and approximately $57.2 million was available for ASUS to pay dividends to AWR at December 31, 2016. However, ASUS's ability to pay dividends is further subject to the ability of each of its subsidiaries to pay dividends to it, which may, in turn, be restricted by the laws under the states in which the applicable subsidiary was formed.
AWR paid $33.4 million in dividends to shareholders for the year ended December 31, 2016, as compared to $32.7 million for the year ended December 31, 2015. GSWC paid dividends of $25.5 million and $62.0 million to AWR in 2016 and 2015, respectively. ASUS paid dividends of $8.3 million to AWR in 2016, and did not pay a dividend in 2015. AWR paid $72.9 million to repurchase its Common Shares in 2015. No shares were repurchased during 2016 pursuant to a stock repurchase program.

Other Information

The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2016.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1—31, 2016	1,379		$38.79	—	—
November 1—30, 2016	24,545		$39.52	—	—
December 1—31, 2016	5,060		$43.23	—	—
Total	30,984	(2)	$40.09	—

(1)         None of the common shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 23,800 Common Shares were acquired on the open market for employees pursuant to AWR's 401(k) Plan and the remainder of the Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2016	2015	2014	2013	2012
Income Statement Information:
Total Operating Revenues	$436,087	$458,641	$465,791	$472,077	$466,908
Total Operating Expenses	321,371	340,152	346,746	353,005	355,814
Operating Income	114,716	118,489	119,045	119,072	111,094
Interest Expense	21,992	21,088	21,617	22,415	22,765
Interest Income	757	458	927	707	1,333
Net Income	$59,743	$60,484	$61,058	$62,686	$54,148
Basic Earnings per Common Share (1)	$1.63	$1.61	$1.57	$1.61	$1.42
Fully Diluted Earnings per Common Share (1)	$1.62	$1.60	$1.57	$1.61	$1.41
Average Shares Outstanding	36,552	37,389	38,658	38,639	37,998
Average number of Diluted Shares Outstanding	36,750	37,614	38,880	38,869	38,262
Dividends paid per Common Share	$0.914	$0.874	$0.831	$0.760	$0.635

Balance Sheet Information:
Total Assets (2) (3)	$1,470,493	$1,343,959	$1,373,316	$1,305,041	$1,275,404
Common Shareholders’ Equity	494,297	465,945	506,801	492,404	454,579
Long-Term Debt (3)	320,981	320,900	320,816	320,937	326,924
Total Capitalization	$815,278	$786,845	$827,617	$813,341	$781,503
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2016	2015	2014	2013	2012
Income Statement Information:
Total Operating Revenues	$338,702	$364,550	$361,059	$358,540	$342,931
Total Operating Expenses	242,883	264,141	261,317	256,197	256,326
Operating Income	95,819	100,409	99,742	102,343	86,605
Interest Expense	21,782	20,998	21,524	22,287	22,609
Interest Income	749	440	894	615	1,293
Net Income	$46,969	$47,591	$47,857	$48,642	$39,220
Balance Sheet Information:
Total Assets (2) (3)	$1,384,178	$1,271,879	$1,277,392	$1,228,239	$1,208,513
Common Shareholder’s Equity	446,770	423,730	435,190	437,613	416,257
Long-Term Debt (3)	320,981	320,900	320,816	320,937	326,924
Total Capitalization	$767,751	$744,630	$756,006	$758,550	$743,181
(1) On September 3, 2013, a two-for-one stock split became effective. The number of shares outstanding, and basic and diluted earnings per share (“EPS”) have been restated for all periods presented above to reflect the stock split.
(2) Registrant adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015 on a prospective basis, whereby all deferred tax assets and liabilities are classified as noncurrent on the Registrant's balance sheet. Prior periods were not retrospectively adjusted.
(3) Registrant adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs as of December 31, 2016, whereby debt issuance costs and redemption premiums are presented as a direct reduction from the carrying value of the associated debt rather than as an asset. Total Assets and Long-Term Debt have been restated for all periods presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets, and where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

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

Overview

Factors affecting our financial performance are summarized under Forward-Looking Information.

Water and Electric Segments:
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

Water General Rate Case
On December 15, 2016, the CPUC issued a decision on GSWC's water general rate case. GSWC had filed a general rate case application in July 2014 for all of its water regions and the general office to determine new rates for the years 2016 - 2018. The new rates approved by the CPUC were retroactive to January 1, 2016. The 2016 adopted revenues approved in the decision were lower than the adopted levels in 2015, due primarily to reductions in the revenue requirement for: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses due to GSWC's cost containment initiatives. This reduction in water revenues was mostly offset by corresponding decreases in supply costs, depreciation and certain other operating expenses, as discussed later.
Among other things, the decision (i) authorized 87%, or approximately $250 million, of GSWC’s capital requests in customer rates, (ii) allowed only a portion of the executive incentive programs, (iii) approved recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in an approximate $800,000 reduction to administrative and general expenses for 2016, and (iv) adopted consumption levels, which reflect state-mandated conservation targets that were imposed by the governor of California during the processing of the application. In addition, in accordance with the settlement between GSWC and the CPUC's Office of Ratepayer Advocates, the decision used updated inflation index values to calculate operating expense increases for 2015 and 2016. These inflation indices were lower than the inflation indices used in July 2014 when the water rate case application was filed.
Contracted Services Segment:
ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities at the water and/or wastewater systems at various military installations, pursuant to 50-year firm fixed-price contracts. The contract price for each of these contracts is subject to prospective price redeterminations or economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors.

New Privatization Contract Award
On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction services for the water and wastewater systems at Eglin Air Force Base located in Florida. The initial value of the contract was estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets, which is currently underway. ASUS will assume operations at Eglin Air Force Base in the spring of 2017 following the completion of a transition period currently underway.

AWR (parent):
Stock Repurchase Programs
In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of AWR's Common Shares. Both stock repurchase programs were completed in 2015. The repurchase programs were intended to enable AWR to achieve a consolidated shareholders’ equity ratio (as a percentage of total capitalization) that is more reflective of the current CPUC-authorized equity ratio for GSWC and an equity ratio for ASUS that is more consistent with firms in the government contracting industry. As a result, AWR repurchased 1.9 million and 545,000 shares of its Common Shares during the years ended December 31, 2015 and 2014, respectively. These repurchases reduced AWR's weighted-average shares outstanding on a diluted basis, which positively benefited earnings per share for the years ended December 31, 2016 and 2015.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2016	12/31/2015	CHANGE
Water	$1.17	$1.19	$(0.02)
Electric	0.10	0.07	0.03
Contracted services	0.33	0.32	0.01
AWR (parent)	0.02	0.02	—
Totals from operations, as reported	$1.62	$1.60	$0.02

Water Segment:
For the year ended December 31, 2016, fully diluted earnings per share for the water segment decreased by $0.02 per share to $1.17 per share, as compared to $1.19 per share for 2015.  The discussion below includes the major items, which impacted the comparability of the two periods.

•
The water gross margin decreased by $9.9 million as a result of lower 2016 adopted revenues authorized by the CPUC's decision in the water GRC, which sets new rates for the years 2016 - 2018. The adopted gross margin in this new rate cycle (starting with 2016) was lower due, in large part, to decreases in adopted expenses including depreciation expense resulting from an updated depreciation study, and many other operating expenses resulting from GSWC's cost containment initiatives. The reduction in the water gross margin was mostly offset by corresponding decreases in depreciation and certain other operating expenses as discussed below. The decrease in the adopted water gross margin was also partially offset by (i) the recognition of a portion of the 2015 WRAM revenues that had previously been deferred as required under the accounting guidance for revenue programs such as the WRAM, (ii) new revenues generated from a water system acquired in October 2015, (iii) higher revenues due to increased consumption as compared to 2015 from customers that are not subject to conservation rates, and (iv) revenues from advice letter capital projects approved by the CPUC in 2015.

•
Total operating expenses (excluding supply costs, and condemnation-related costs discussed below) decreased by approximately $7.6 million. The lower operating expenses, most of which were reflected in the lower gross margin discussed above, included a decrease in (i) depreciation expense resulting from a new depreciation study approved in the water GRC, (ii) allocated costs to the water segment from corporate headquarters as stipulated in the water GRC, and (iii) pension and other operating expenses. In addition, the CPUC's approval for recovery of approximately $800,000 of previously incurred costs, which were being tracked in CPUC-authorized memorandum accounts, was reflected as a decrease in operating expenses.

•
Negatively impacting the water segment’s results was an increase of approximately $4.0 million in legal and other outside service costs incurred on condemnation-related matters. These costs are expected to continue and will fluctuate from year to year. The Company may receive reimbursement of certain legal and other fees that have been expended in defending against condemnation actions initiated by third parties.  However, recovery of such costs is subject to appeals and final resolution of the proceedings involved, which are expected to take in excess of one year to resolve.  At this time, the Company is unable to predict when and how much, if any, will be reimbursed.

•
Favorably impacting the water segment’s results was (i) a decrease in the effective income tax rate for the water segment due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and (ii) the cumulative impact of lower Common Shares outstanding resulting from the stock repurchase programs.

Electric Segment:
For the year ended December 31, 2016, diluted earnings from the electric segment increased by $0.03 per share as compared to the same period in 2015. There was an increase in the electric gross margin resulting from CPUC approval of fourth-year rate increases effective January 1, 2016, as well as CPUC-approved rate increases generated from advice letter filings approved in 2015 and 2016. There was also a decrease in allocated costs to the electric segment from corporate headquarters as stipulated in the water GRC decision and a decrease in expenses associated with the solar-initiative program.

Contracted Services Segment:
For the year ended December 31, 2016, diluted earnings from contracted services were $0.33 per share, compared to $0.32 per share for the same period in 2015. The increase in earnings was due to higher contracted services revenue resulting from an increase in ongoing operations and maintenance ("O&M") revenues due to the successful resolution of price redeterminations, economic price adjustments and asset transfers, and an overall increase in construction activity and a higher direct construction margin percentage resulting from improved cost efficiencies. The effect of these favorable variances was partially offset by (i) an increase in the allocation of administrative and general expenses from corporate headquarters to the contracted services segment as stipulated in the water GRC, (ii) an increase in ASUS labor and outside services costs, and (iii) a higher effective income tax rate resulting primarily from an increase in state income taxes as compared to the same period in 2015. State income taxes vary among the jurisdictions in which the contracted services business operates. In addition, there was $3.0 million of retroactive revenues recorded in 2015 related to periods prior to 2015 resulting from the resolution of several price redeterminations, as compared to approximately $421,000 in retroactive revenues recorded in 2016 related to 2015.

The following discussion and analysis for the years ended December 31, 2016, 2015 and 2014 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
OPERATING REVENUES
Water	$302,931	$328,511	$(25,580)	-7.8%
Electric	35,771	36,039	(268)	-0.7%
Contracted services	97,385	94,091	3,294	3.5%
Total operating revenues	436,087	458,641	(22,554)	-4.9%

OPERATING EXPENSES
Water purchased	64,442	62,726	1,716	2.7%
Power purchased for pumping	8,663	8,988	(325)	-3.6%
Groundwater production assessment	14,993	13,648	1,345	9.9%
Power purchased for resale	10,387	10,395	(8)	-0.1%
Supply cost balancing accounts	(12,206)	7,785	(19,991)	-256.8%
Other operation	28,257	28,429	(172)	-0.6%
Administrative and general	80,994	79,817	1,177	1.5%
Depreciation and amortization	38,850	42,033	(3,183)	-7.6%
Maintenance	16,470	16,885	(415)	-2.5%
Property and other taxes	16,801	16,636	165	1.0%
ASUS construction	53,720	52,810	910	1.7%
Total operating expenses	321,371	340,152	(18,781)	-5.5%

OPERATING INCOME	114,716	118,489	(3,773)	-3.2%

OTHER INCOME AND EXPENSES
Interest expense	(21,992)	(21,088)	(904)	4.3%
Interest income	757	458	299	65.3%
Other, net	997	356	641	180.1%
	(20,238)	(20,274)	36	-0.2%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	94,478	98,215	(3,737)	-3.8%

Income tax expense	34,735	37,731	(2,996)	-7.9%

NET INCOME	$59,743	$60,484	$(741)	-1.2%

Basic earnings per Common Share	$1.63	$1.61	$0.02	1.2%

Fully diluted earnings per Common Share	$1.62	$1.60	$0.02	1.3%

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
Water
For the year ended December 31, 2016, revenues from water operations decreased by $25.6 million to $302.9 million, compared to $328.5 million for the year ended December 31, 2015. The 2016 adopted revenues in the CPUC's December 2016 decision on the water general rate case were approximately $29.8 million lower than the 2015 adopted revenues mainly due to reductions in the revenue requirement for: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses resulting from GSWC's cost containment initiatives. This reduction in water revenues was mostly offset by corresponding decreases in supply costs, depreciation and certain other operating expenses, as discussed later.
The reduction in adopted revenues discussed above was partially offset by (i) new revenues generated from a water system acquired in October 2015, (ii) higher revenues due to increased consumption as compared to 2015 from customers that are not subject to conservation rates, (iii) revenues from advice letter capital projects approved by the CPUC in 2015, and (iv) the recognition of a portion of the 2015 WRAM revenues that had previously been deferred as required under the accounting guidance for alternative revenue programs such as the WRAM. Under the accounting guidance, GSWC is required to collect its WRAM balances, net of MCBA, within 24 months following the year in which they are recorded. During the fourth quarter of 2015, GSWC did not record water revenues of $1.4 million related to its 2015 under-collected WRAM balances as it was estimated that this amount would not be fully collected within 24 months following the end of 2015 using the required CPUC amortization guidelines. During 2016, GSWC recognized approximately $910,000 of the $1.4 million as water revenue.
Billed water consumption for the year ended December 31, 2016 increased slightly as compared to the same period in 2015. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in all three water regions. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2016, revenues from electric operations were $35.8 million as compared to $36.0 million for the year ended December 31, 2015. The decrease was due to the termination in August 2015 of a supply cost surcharge to recover previously incurred energy costs. The decrease in revenues from the termination of this surcharge was approximately $1.4 million and had no impact on pretax operating income due to an offsetting decrease in supply costs. This decrease in revenue was mostly offset by CPUC-approved fourth-year rate increases effective January 1, 2016, and rate increases generated from advice letter filings approved by the CPUC during 2015 and 2016.
 Billed electric usage for the year ended December 31, 2016 decreased by approximately 4% as compared to the same period in 2015.  The cold weather and storms experienced in the Big Bear area in late 2016 resulted in less need for snowmaking. In addition, solar and energy efficiency programs offered by BVES have resulted in less customer usage. Due to the CPUC-approved base revenue requirement adjustment mechanism ("BRRAM"), which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2016, revenues from contracted services were $97.4 million as compared to $94.1 million for 2015.  There was an increase in ongoing operations and maintenance management fees due to the successful resolution of price redeterminations, economic price adjustments and asset transfers. There was also an overall increase in construction activity at various military bases as compared to 2015. These increases were partially offset by a decrease in retroactive revenues received in 2016 as compared to 2015. In 2015, there was $3.0 million of retroactive management fee revenues recorded related to periods prior to 2015 resulting from the resolution of several price redeterminations, as compared to approximately $421,000 in retroactive revenues recorded in 2016 related to 2015.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During 2016, ASUS was awarded approximately $24 million in new construction projects, the majority of which are expected to be completed during 2017. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 26.8% and 30.4% of total operating expenses for the years ended December 31, 2016 and 2015, respectively.
     The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margins during the years ended December 31, 2016 and 2015:

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$302,931	$328,511	$(25,580)	-7.8%
WATER SUPPLY COSTS:
Water purchased (1)	64,442	62,726	1,716	2.7%
Power purchased for pumping (1)	8,663	8,988	(325)	-3.6%
Groundwater production assessment (1)	14,993	13,648	1,345	9.9%
Water supply cost balancing accounts (1)	(14,813)	3,623	(18,436)	-508.9%
TOTAL WATER SUPPLY COSTS	$73,285	$88,985	$(15,700)	-17.6%
WATER GROSS MARGIN (2)	$229,646	$239,526	$(9,880)	-4.1%

ELECTRIC OPERATING REVENUES (1)	$35,771	$36,039	$(268)	-0.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	10,387	10,395	(8)	-0.1%
Electric supply cost balancing accounts (1)	2,607	4,162	(1,555)	-37.4%
TOTAL ELECTRIC SUPPLY COSTS	$12,994	$14,557	$(1,563)	-10.7%
ELECTRIC GROSS MARGIN (2)	$22,777	$21,482	$1,295	6.0%

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply-cost-balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(12.2) million and $7.8 million for the years ended December 31, 2016 and 2015, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2)         Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property and other taxes, and other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes, as established by the CPUC. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances for each water rate-making area.

The overall actual percentages for purchased water for the years ended December 31, 2016 and 2015 were 40% and 41%, respectively, as compared to the adopted percentages of 29% and 36%, respectively. The increase in the percentage of purchased water was due to several wells being temporarily out of service during 2016, resulting in an increase in purchased water as compared to pumped water.

Purchased water costs for the year ended December 31, 2016 increased to $64.4 million as compared to $62.7 million for the same period in 2015 primarily due to an increase of purchased water in the supply mix as a result of several wells being out of service, as well as an increase in wholesale water costs as compared to the year ended December 31, 2015.

For the year ended December 31, 2016, the cost of power purchased for pumping decreased to $8.7 million as compared to $9.0 million for the same period in 2015 primarily due to decreases in pumped water resulting from the increase in purchased water. Groundwater production assessments were $15.0 million in 2016 as compared to $13.6 million in 2015 due to higher assessment rates.

The water-supply-cost balancing account decreased $18.4 million during the year ended December 31, 2016 as compared to the same period in 2015 due to higher incurred supply costs as compared to the authorized supply costs. The authorized supply costs reflect the lower adopted customer usage.

For the years ended December 31, 2016 and 2015, the cost of power purchased for resale to BVES's customers was $10.4 million. A decrease of 4% in customer usage for the year ended December 31, 2016 as compared to 2015 was offset by an increase in the average price per megawatt-hour ("MWh"). The average price per MWh, including fixed costs, increased from $68.21 per MWh for the year ended December 31, 2015 to $69.54 per MWh for the same period in 2016. The electric-supply-cost balancing account included in total supply costs decreased by $1.6 million primarily due to the 2015 termination of supply cost surcharges, which have no impact on pretax operating income.

Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2016 and 2015, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$21,649	$21,961	$(312)	-1.4%
Electric Services	3,122	2,931	191	6.5%
Contracted Services	3,486	3,537	(51)	-1.4%
Total other operation	$28,257	$28,429	$(172)	-0.6%

Other operation expenses at the water segment decreased by $312,000 during the year ended December 31, 2016 as compared to the same period in 2015 due primarily to lower conservation and drought-related costs incurred during 2016, partially offset by increases in water treatment costs. Higher conservation and drought-related costs were incurred in 2015 in response to the governor of California's 2015 executive order mandating reductions in water usage. GSWC has been authorized by the CPUC to track incremental drought-related costs in a memorandum account for possible future recovery. During the second quarter of 2016, GSWC filed for recovery of drought-related items of approximately $1.3 million including $1.0 million in costs, which had been previously incurred mostly in 2015. Incremental drought-related costs were being expensed until recovery is approved by the CPUC. In February 2017, the CPUC approved recovery of the amounts included in this drought-related memorandum account. Accordingly, GSWC will reflect the approval during the first quarter of 2017 mostly as a reduction to operation-related expenses.

The increase in other operation expenses at the electric segment was due to outside services costs and labor costs incurred in response to power outages caused by severe winter storms experienced in January 2016.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2016 and 2015, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$56,165	$55,977	$188	0.3%
Electric Services	7,901	8,900	(999)	-11.2%
Contracted Services	16,909	14,929	1,980	13.3%
AWR (parent)	19	11	8	72.7%
Total administrative and general	$80,994	$79,817	$1,177	1.5%

For the year ended December 31, 2016, administrative and general expenses at the water segment increased overall due, in large part, to an increase of approximately $4.0 million in legal and other outside service costs incurred on condemnation-related matters. Legal and other outside service costs for these matters are expected to continue; however, the level of costs are expected to fluctuate from year to year. The increase in these outside services was mostly offset by decreases in pension costs, transportation-related expenses, and a higher allocation of corporate headquarters costs to the contracted services segment. The decreases in these expenses were also reflected in the newly adopted water revenue requirement.
For the year ended December 31, 2016, administrative and general expenses for the electric segment decreased by $1.0 million as compared to the same period in 2015 due primarily to decreases in costs associated with the energy-efficiency and solar-initiative programs approved by the CPUC. The costs of these programs have been included in customer rates equally over the rate cycle. The spending of such funds had increased in 2015 due to the delay in receiving the final decision in November 2014 of the BVES rate case, which authorized these programs. There was also a lower allocation of administrative and general expenses to the electric segment from the corporate headquarters in 2016, as stipulated in the decision of the water general rate case.

For the year ended December 31, 2016, administrative and general expenses for contracted services increased by $2.0 million due to (i) an increase of $1.3 million in the allocation of administrative and general expenses from GSWC to the contracted services segment as stipulated in the final decision on the water general rate case, and (ii) increases in ASUS labor-related costs.
Depreciation and Amortization
For the years ended December 31, 2016 and 2015, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$35,777	$39,190	$(3,413)	-8.7%
Electric Services	2,027	1,703	324	19.0%
Contracted Services	1,046	1,140	(94)	-8.2%
Total depreciation and amortization	$38,850	$42,033	$(3,183)	-7.6%

For the year ended December 31, 2016, depreciation and amortization expense for the water segment decreased by $3.4 million due to lower composite depreciation rates used in 2016 resulting from an updated depreciation study in the water general rate case. This decrease was partially offset by depreciation on additions to utility plant during 2016. The lower net depreciation expense has been reflected in the newly adopted water revenue requirement.

For the year ended December 31, 2016, depreciation and amortization expense for the electric segment increased due primarily from the impact of capital additions.

Maintenance
For the years ended December 31, 2016 and 2015, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$13,783	$13,935	$(152)	-1.1%
Electric Services	736	758	(22)	-2.9%
Contracted Services	1,951	2,192	(241)	-11.0%
Total maintenance	$16,470	$16,885	$(415)	-2.5%

Maintenance expense for contracted services decreased due primarily to (i) a decrease in labor costs associated with maintenance-related activities, and (ii) a decrease in outside services costs.

Property and Other Taxes
For the years ended December 31, 2016 and 2015, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$14,362	$14,250	$112	0.8%
Electric Services	1,082	994	88	8.9%
Contracted Services	1,357	1,392	(35)	-2.5%
Total property and other taxes	$16,801	$16,636	$165	1.0%

ASUS Construction
For the year ended December 31, 2016, construction expenses for contracted services were $53.7 million, increasing by $910,000 compared to the same period in 2015 due to increased construction activity as compared to 2015.

Interest Expense
     For the years ended December 31, 2016 and 2015, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$20,430	$19,898	$532	2.7%
Electric Services	1,352	1,100	252	22.9%
Contracted Services	76	33	43	130.3%
AWR (parent)	134	57	77	135.1%
Total interest expense	$21,992	$21,088	$904	4.3%

Overall, interest expense for the year ended December 31, 2016 increased by $904,000 as compared to the same period in 2015 due, in part, to capitalized interest during the first quarter of 2015 at the water segment resulting from the recording of an allowance for funds used during construction in connection with the CPUC's approval of a filing for advice letter capital projects. There was no similar item during 2016. There was also an increase in interest expense due to higher borrowings on the revolving credit facility during 2016. Borrowings on the revolving credit facility are expected to continue in 2017 to fund operations and a portion of capital expenditures.

Interest Income
For the years ended December 31, 2016 and 2015, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$734	$430	$304	70.7%
Electric Services	15	10	5	50.0%
Contracted Services	8	7	1	14.3%
AWR (parent)	—	11	(11)	-100.0%
Total interest income	$757	$458	$299	65.3%

Interest income increased by $299,000 for the year ended December 31, 2016 as compared to the same period in 2015 due primarily to higher interest accrued on regulatory assets as compared to the same period in 2015.

Other, net
For the year ended December 31, 2016, other income increased by $641,000 primarily due to higher gains recorded on investments held for a retirement benefit plan resulting from recent market conditions as compared to 2015.

Income Tax Expense
For the years ended December 31, 2016 and 2015, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2016	12/31/2015	CHANGE	CHANGE
Water Services	$25,894	$30,302	$(4,408)	-14.5%
Electric Services	2,715	2,170	545	25.1%
Contracted Services	6,672	6,069	603	9.9%
AWR (parent)	(546)	(810)	264	-32.6%
Total income tax expense	$34,735	$37,731	$(2,996)	-7.9%

Consolidated income tax expense for the year ended December 31, 2016 decreased by $3.0 million due primarily to a decrease in pretax income as well as a decrease in the overall effective income tax rate ("ETR"). AWR's ETR was 36.8% for the year ended December 31, 2016 as compared to 38.4% for the same period in 2015. The ETR for GSWC was 37.9% for 2016 as compared to 40.6% for 2015 due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and permanent differences such as deductions related to production activities.  The decrease in GSWC's ETR was partially offset by an increase in the ETR at the contracted services segment, which was due mostly to higher state taxes, which vary among the jurisdictions in which it operates.

Consolidated Results of Operations — Years Ended December 31, 2015 and 2014 (dollar amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
OPERATING REVENUES
Water	$328,511	$326,672	$1,839	0.6%
Electric	36,039	34,387	1,652	4.8%
Contracted services	94,091	104,732	(10,641)	-10.2%
Total operating revenues	458,641	465,791	(7,150)	-1.5%

OPERATING EXPENSES
Water purchased	62,726	57,790	4,936	8.5%
Power purchased for pumping	8,988	10,700	(1,712)	-16.0%
Groundwater production assessment	13,648	16,450	(2,802)	-17.0%
Power purchased for resale	10,395	9,649	746	7.7%
Supply cost balancing accounts	7,785	6,346	1,439	22.7%
Other operation	28,429	28,288	141	0.5%
Administrative and general	79,817	78,268	1,549	2.0%
Depreciation and amortization	42,033	41,073	960	2.3%
Maintenance	16,885	16,092	793	4.9%
Property and other taxes	16,636	16,722	(86)	-0.5%
ASUS construction	52,810	65,368	(12,558)	-19.2%
Total operating expenses	340,152	346,746	(6,594)	-1.9%

OPERATING INCOME	118,489	119,045	(556)	-0.5%

OTHER INCOME AND EXPENSES
Interest expense	(21,088)	(21,617)	529	-2.4%
Interest income	458	927	(469)	-50.6%
Other, net	356	751	(395)	-52.6%
	(20,274)	(19,939)	(335)	1.7%
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	98,215	99,106	(891)	-0.9%

Income tax expense	37,731	38,048	(317)	-0.8%

INCOME FROM OPERATIONS	$60,484	$61,058	$(574)	-0.9%

Basic earnings per Common Share	$1.61	$1.57	$0.04	2.5%

Diluted earnings per Common Share	$1.60	$1.57	$0.03	1.9%

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2015	12/31/2014	CHANGE
Water	$1.19	$1.16	$0.03
Electric	0.07	0.07	—
Contracted services	0.32	0.31	0.01
AWR (parent)	0.02	0.03	(0.01)
Totals from operations, as reported	$1.60	$1.57	$0.03
Water Segment:
For the year ended December 31, 2015, fully diluted earnings per share for the water segment increased by $0.03 per share to $1.19 per share, as compared to $1.16 per share for 2014.  The discussion below includes the items which impacted the comparability between the two periods. The discussion excludes the effects of a decrease in water surcharges billed to customers to recover previously incurred costs, which resulted in lower water revenues of approximately $2.0 million with a corresponding decrease in operating expenses and, therefore, had no impact on operating income.

•
The water gross margin increased by $1.2 million primarily as a result of CPUC-approved third-year rate increases and advice letter filings for the completion of certain capital projects not previously included in rates. These increases were partially offset by $1.4 million of under-collections in the 2015 WRAM not recorded as revenue, as this amount is estimated to not be fully collectable within 24 months following the end of the year under current CPUC amortization guidelines. Under the accounting guidance for alternative revenue programs such as the WRAM, GSWC is required to collect its WRAM balances, net of MCBA, within 24 months following the year in which they are recorded. Due to the state-mandated water-conservation targets, lower water usage has resulted in an increase in under-collections recorded in the 2015 WRAM accounts. Based on the CPUC guidelines, some of GSWC's ratemaking areas will have recovery periods greater than 24 months. This accounting guidance impacts the timing of when WRAM revenues are recorded, but not the collectability; therefore, the $1.4 million will be recognized as revenue in future periods as it becomes collectable within 24 months.

•
Excluding supply costs, there was an increase in operating expenses of approximately $1.0 million due primarily to increases in maintenance costs and depreciation expense. These increases in operating expenses were partially offset by lower other operation-related costs, such as water treatment, mainly as a result of decreases in water usage and pumped water.

•
An increase in earnings per share for the water segment due to the Company’s stock repurchase programs in 2014 and 2015 was partially offset by a decrease in other income, net of other expenses (including interest), of $637,000 due to a decrease in interest income as well as a decrease in gains on investments held for a retirement benefit plan during 2015.

Electric Segment:
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
Contracted Services Segment:
For the year ended December 31, 2015, diluted earnings from contracted services were $0.32 per share, compared to $0.31 per share for the same period in 2014. Impacting the comparability between the two periods were the following items:

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

The following discussion and analysis for the years ended December 31, 2015 and 2014 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

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
Electric
For the year ended December 31, 2015, revenues from electric operations increased by $1.6 million to $36.0 million as compared to $34.4 million for the year ended December 31, 2014. In November 2014, the CPUC issued a final decision on BVES's general rate case, which set new rates for years 2013—2016. The new rates were retroactive to January 1, 2013. The newly adopted revenues for the years 2013 through 2016 are lower than revenues in the previous rate cycle resulting from a revised return on equity of 9.95%, as well as lower depreciation and certain other operating expenses. As a result of the final decision, a cumulative reduction in revenues was recorded during the fourth quarter of 2014, along with a cumulative reduction in depreciation expense. The impact of the retroactive effect of the new rates to BVES's 2014 net earnings was not significant. However, because the new rates were retroactive to January 1, 2013, a portion of the retroactive adjustment recorded during the fourth quarter of 2014 related to 2013. Excluding the impact of 2013's retroactive adjustment, electric revenues increased by approximately $500,000 in 2015 as compared to 2014 due primarily to the CPUC-approved third-year rate increases effective January 1, 2015 and the CPUC-approved increases generated from advice letter filings.
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

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2015, revenues from contracted services were $94.1 million as compared to $104.7 million for 2014.  The decrease was due primarily to the completion of several large capital upgrade projects during 2014 which did not recur in 2015. The decrease in construction revenues was partially offset by an increase in operations and maintenance management fees as a result of successful resolutions of various price redeterminations during the third quarter of 2015, increasing earnings by approximately $3.0 million as compared to 2014. These price redeterminations also included an increase of $1.2 million in retroactive operations and maintenance management fees, as compared to the retroactive impact for the price redeterminations received in 2014.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the third quarter of 2015, the U.S. government awarded ASUS approximately $50.0 million in new construction projects, much of which was completed during 2016 with the balance carrying into 2017. Similarly, during the third quarter of 2014, the U.S. government awarded ASUS $27.0 million in new construction projects, the majority of which were completed in 2015. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Supply costs accounted for 30.4% and 29.1% of total operating expenses for the years ended December 31, 2015 and 2014, respectively.
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margins during the years ended December 31, 2015 and 2014:

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

(1)
As reported on AWR’s Consolidated Statements of Income, except for supply-cost balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above is shown on AWR’s Consolidated Statements of Income and totaled $7.8 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2)	Water and electric adjusted gross margins do not include depreciation and amortization, maintenance, administrative and general, property and other taxes, and other operation expenses.

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

For the year ended December 31, 2015, the cost of power purchased for resale to BVES's customers increased to $10.4 million, as compared to $9.6 million for the year ended December 31, 2014, due to an increase in customer usage during the year ended December 31, 2015, partially offset by a decrease in the average price per MWh. Customer usage increased 5.4% as compared to the year ended December 31, 2014. The average price per MWh, including fixed costs, decreased from $65.78 per MWh for the year ended December 31, 2014 to $68.21 per MWh for the same period in 2015. The electric-supply-cost balancing account included in total supply costs decreased by $806,000 primarily due to a decrease in supply cost surcharges, which have no impact on pretax operating income.

Other Operation
For the years ended December 31, 2015 and 2014, other operation expenses by segment consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$21,961	$22,871	$(910)	-4.0%
Electric Services	2,931	2,677	254	9.5%
Contracted Services	3,537	2,740	797	29.1%
Total other operation	$28,429	$28,288	$141	0.5%

Excluding an overall reduction of $286,000 in billed surcharges, which have no impact on earnings, other operation expenses at the utility segments decreased by $370,000 during the year ended December 31, 2015 as compared to the same period in 2014. The decrease was due primarily to lower water treatment costs as a result of lower water consumption as well as a higher amount of filter replacements performed in 2014, and a reduction in materials and supplies and bad debt expenses at the water segment. These decreases were partially offset by an increase in drought-related costs at the water segment and labor-related expenses at the electric segment. In April 2015, as a response to ongoing drought conditions, the Governor of California issued an executive order mandating an overall 25% reduction in water usage as compared to 2013. GSWC has been authorized by the CPUC to track incremental drought-related costs incurred in a memorandum account for possible future recovery. In February 2017, the memorandum account was approved for recovery by the CPUC.

For the year ended December 31, 2015, other operation expenses for the contracted services segment increased by $797,000 as compared to the same period in 2014 primarily due to a shift in labor costs to operation-related activities from administrative and general activities.

 Administrative and General
 For the years ended December 31, 2015 and 2014, administrative and general expenses by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$55,977	$57,729	$(1,752)	-3.0%
Electric Services	8,900	8,085	815	10.1%
Contracted Services	14,929	12,406	2,523	20.3%
AWR (parent)	11	48	(37)	-77.1%
Total administrative and general	$79,817	$78,268	$1,549	2.0%
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
Depreciation and Amortization
For the years ended December 31, 2015 and 2014, depreciation and amortization by segment consisted of the following (dollar amounts in thousands):

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

Maintenance
For the years ended December 31, 2015 and 2014, maintenance expense by segment consisted of the following (dollar amounts in thousands):

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

Property and Other Taxes
For the years ended December 31, 2015 and 2014, property and other taxes by segment, consisted of the following (dollar amounts in thousands):

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

Interest Expense
For the years ended December 31, 2015 and 2014, interest expense by segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Year Ended	Year Ended	$	%
	12/31/2015	12/31/2014	CHANGE	CHANGE
Water Services	$19,898	$20,260	$(362)	-1.8%
Electric Services	1,100	1,264	(164)	-13.0%
Contracted Services	33	151	(118)	-78.1%
AWR (parent)	57	(58)	115	-198.3%
Total interest expense	$21,088	$21,617	$(529)	-2.4%
     Overall, interest expense for the year ended December 31, 2015 decreased by $529,000 as compared to the same period in 2014 due largely to an increase in capitalized interest at the water segment resulting from the approval of an allowance for funds used during construction from advice letter filings approved by the CPUC during the first quarter of 2015. In addition, GSWC replaced $15.0 million of certain long-term notes during the fourth quarter of 2014 with a note that bears a lower interest rate.

Interest Income
For the years ended December 31, 2015 and 2014, interest income by segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

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

Accounting for Rate Regulation — Because Registrant operates extensively in a regulated business, it is subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which rate-regulated operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of Registrant. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2016, the consolidated balance sheet included net regulatory assets of approximately $146.3 million.  Management continually evaluates the anticipated recovery of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the ratemaking process.

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

The CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the Water Revenue Adjustment Mechanism ("WRAM") and the Base Revenue Requirement Adjustment Mechanism (“BRRAM”).  With the adoption of these alternative revenue programs, GSWC adjusts revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM and BRRAM balances within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month requirement, which can affect the timing of when such revenues are recognized.

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2016, Registrant’s total amount of unrecognized tax benefits was zero.

Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on plan assets was 7.00% in 2016 and 2015 for the pension plan.

For the pension plan obligation, Registrant decreased the discount rate to 4.44% as of December 31, 2016 from 4.65% as of December 31, 2015 to reflect market interest-rate conditions at December 31, 2016. A 25 basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2016 by approximately $735,000, or 17.8%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2016 by a total of $6.7 million, or 3.7%.  A 25 basis point decrease in the long-term return on pension plan asset assumption would have increased 2016 pension cost by approximately $351,000, or 8.5%.

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

Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to continue using a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of December 31, 2016, GSWC has a net $1.3 million under-collection in the two-way pension balancing accounts, consisting of a $1.9 million under-collection related to the general office and water regions, and a $617,000 over-collection related to BVES.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension

Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2017 the pension contribution is expected to be approximately $6.2 million. As previously discussed, any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.

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

Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries ("SOA") released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assume a longer life expectancy of participants as a result of the actuarial update to mortality tables. In 2016, the SOA published updated mortality tables reflecting three additional years of data and refined certain parameters used in developing the 2014 tables. Accordingly, as of December 31, 2016, the benefit obligation amounts reflect updates to the 2014 mortality tables. The updates to the mortality tables, as compared to those used prior to 2014, are expected to increase future annual net periodic costs. Assuming no other changes in actuarial assumptions or plan amendments, the costs over the long term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

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

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $206.3 million was available for GSWC to pay dividends to AWR on December 31, 2016. Approximately $57.2 million was available for ASUS to pay dividends to AWR as of December 31, 2016 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt and equity capital markets. AWR has access to a syndicated credit facility which expires in May 2018. In October 2016, AWR elected to increase the aggregate commitment as permitted under the terms of the facility agreement from $100.0 million to $150.0 million. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2016, there were $90.0 million of outstanding borrowings under this facility and $9.9 million of letters of credit outstanding.  As of December 31, 2016, AWR had $50.1 million available to borrow under the credit facility.

In April 2016, Standard & Poor’s Rating Services (“S&P”) affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2016, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During 2017, Registrant's company-funded capital expenditures are estimated to be approximately $110 - $120 million. If needed, GSWC will issue long-term debt in the near future, depending on market conditions. The proceeds from the debt issuance would be used to pay down short term borrowings and fund a portion of capital expenditures.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid dividends on its Common Shares for over 76 consecutive years.  On January 31, 2017, AWR's Board of Directors approved a first quarter dividend of $0.242 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 1, 2017 to shareholders of record at the close of business on February 15, 2017.

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

Cash Flows from Operating Activities:
Cash flows from operating activities have generally generated sufficient cash to fund operating requirements, including a portion of construction expenditures, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; infrastructure investment; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Cash flows are also affected by drought-related water conservation efforts by our customers. In addition, future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities was $96.9 million for the year ended December 31, 2016 as compared to $95.1 million for the year ended December 31, 2015, and $163.3 million for the year ended December 31, 2014.  The increase was due to surcharges collected during 2016 for the 2015 WRAM under-collection, as well as lower WRAM under-collections recorded during 2016. This was partially offset by a decrease in cash generated by ASUS due to the timing of billing and cash receipts for construction work at military bases, as well as retroactive revenues collected during the year ended December 31, 2015 as compared to 2016. The billings (and cash receipts) for construction work at ASUS generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Cash flow from construction-related activities will fluctuate from period to period with such fluctuations representing timing differences of when the work is performed and when the cash is received for payment of such work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

The decrease in operating cash flow during 2015 as compared to 2014 was due, in large part, to a decrease in customer water usage resulting from conservation efforts, which lowered customer billings at GSWC and increased the WRAM regulatory assets. There was also a decrease in cash generated by ASUS due to the timing of billing and cash receipts for construction work at military bases during the year ended December 31, 2015 as compared to the same period in 2014. During the year ended December 31, 2014, cash payments were received for the completion of several large capital upgrade projects that did not recur during the same period in 2015.

Cash Flows from Investing Activities:
Net cash used in investing activities was $131.2 million for the year ended December 31, 2016 as compared to $90.1 million used in 2015 and $74.1 million used in 2014. The capital expenditures incurred in 2016 were consistent with GSWC’s capital investment program approved in the water GRC, and were higher than in 2015. Capital expenditures during 2015 were higher than in 2014 due to project delays for several projects at GSWC in 2014 resulting from paving moratoriums, additional paving requirements imposed by local cities and a delay in drilling a well because suitable groundwater was not found in the area. Registrant expects 2017 company-funded capital expenditures to be $110 - $120 million.

Registrant invests capital to provide essential services to its regulated customer base, and has an opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as loans from AWR. ASUS, in turn, provides funding to its subsidiaries.

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

Net cash provided from financing activities was $30.3 million for the year ended December 31, 2016 as compared to cash used in financing activities of $76.6 million and $51.4 million for the same periods in 2015 and 2014, respectively. The increase in cash was due to an increase in short-term borrowings under Registrant's revolving credit line during 2016. The borrowings were used to fund operations and a portion of capital expenditures during 2016. There was also an increase in cash receipts from advances for, and contributions in aid of, construction as compared to 2015. The amount of cash receipts from advances for, and contributions in aid of, construction will fluctuate from period to period depending on the level of activities from developers.

The cash used in financing activities during 2015 and 2014 was primarily due to the repurchase of approximately $72.9 million and $17.2 million, respectively, in AWR Common Shares as part of the stock repurchase programs approved by the Board of Directors. Additionally, GSWC repaid $21.3 million of long-term debt, including the redemption of $15 million in certain long-term notes, in 2014.

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

Cash Flows from Operating Activities:
Net cash provided by operating activities was $101.3 million for the year ended December 31, 2016 as compared to $97.5 million and $132.7 million for the same periods in 2015 and 2014, respectively.  The increase was due to surcharges collected during 2016 for the 2015 WRAM under-collection, as well as lower WRAM under-collections recorded during 2016. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.

The decrease in 2015 compared to 2014 is primarily due to a decrease in customer water usage resulting from conservation efforts, which lowered customer billings and increased the WRAM regulatory assets. This was partially offset by lower income tax payments made during 2015 mainly due to the implementation of new tax repair regulations during the fourth quarter of 2014.

Cash Flows from Investing Activities:
Net cash used in investing activities was $129.3 million for the year ended December 31, 2016 as compared to $89.0 million and $72.0 million for the same periods in 2015 and 2014, respectively. As previously discussed, the capital expenditures incurred in 2016 and 2015 were consistent with GSWC’s capital investment program. Capital expenditures were lower during 2014 due to project delays for several projects at GSWC. Registrant expects 2017 company-funded capital expenditures to be between $110 and $120 million. During the years ended December 31, 2016, 2015 and 2014, GSWC had capital expenditures of $127.9 million, $86.1 million and $70.9 million, respectively.

During 2013, GSWC executed an interest-bearing note from AWR which expires in May 2018, whereby AWR may borrow up to $20.0 million for working capital purposes. This amount was increased to $40.0 million in 2015. During 2016, there were no amounts borrowed under this note. During 2015, AWR temporarily borrowed $20.7 million from GSWC, all of which was repaid during 2015. During 2014, AWR temporarily borrowed $8.3 million from GSWC, all of which was repaid during 2014.

Cash Flows from Financing Activities:
Net cash provided from financing activities was $25.7 million for the year ended December 31, 2016 as compared to cash used of $50.0 million and $54.6 million for the same periods in 2015 and 2014, respectively. The increase in cash provided by financing activities was due to an increase in proceeds from inter-company borrowings from AWR of $49.5 million to fund operations and a portion of capital expenditures. There was also an increase in cash receipts from advances for, and contributions in aid of, construction as compared to 2015. The cash used by GSWC in financing activities during 2015 and 2014 was to pay dividends paid to AWR to help fund the stock repurchase programs. Additionally, GSWC repaid $21.3 million of long-term debt, including the redemption of $15 million in certain long-term notes, in 2014. These increases in cash used in financing activities were partially offset by proceeds from inter-company borrowings from AWR of $12.0 million in 2015.

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
 The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2016. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	123,000	—	40,000	—	83,000
Tax-Exempt Obligations (4)	11,632	143	290	324	10,875
Other Debt Instruments (5)	3,950	187	357	387	3,019
Total AWR Long-Term Debt	$325,582	$330	40,647	$711	$283,894

Interest on Long-Term Debt (6)	$297,424	$21,624	$41,012	$37,761	$197,027
Advances for Construction (7)	73,025	3,331	6,662	6,662	56,370
Renewable Energy Credit Agreement (8)	3,550	382	845	1,085	1,238
Purchased Power Contracts (9)	18,062	6,717	11,250	95	—
Capital Expenditures (10)	41,309	41,309	—	—	—
Water Purchase Agreements (11)	5,270	409	818	818	3,225
Operating Leases (12)	8,645	2,451	3,786	1,688	720
Employer Contributions (13)	11,767	6,142	5,625	—	—
SUB-TOTAL	$459,052	$82,365	$69,998	$48,109	$258,580

Other Commitments (14)	104,333

TOTAL	$888,967

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross default provisions.
(3) GSWC issued private placement notes in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt-to-capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. A senior note in the amount of $15 million was issued to The Prudential Insurance Company of America in December 2014. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) ratio of more than 8-to-1. GSWC is in compliance with these covenant provisions as of December 31, 2016.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $3.9 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions. In regards to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of (i) $3.9 million outstanding representing the debt portion of funds received under the American Recovery and Reinvestment Act ("ARRA") for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC's Arden-Cordova District, and (ii) $54,000 outstanding under a variable rate obligation of GSWC incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District. These obligations do not contain any financial covenants believed to be material to Registrant or any cross default provisions.

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

(10) Consists of capital expenditures estimated to be required under signed contracts at GSWC.

(11) Water purchase agreements consist of (i) a remaining amount of $2.7 million under an agreement expiring in 2028 to lease water rights from a third party, and (ii) an aggregate amount of $2.6 million of other water purchase commitments with other third parties which expire through 2038.

(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.

(13) Consists of expected contributions to Registrant's defined benefit pension plan for the years 2017 and 2018. Contribution to the pension plan will be the higher of the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. In December 2016, the CPUC approved the water general rate case that will set new rates for the years 2016 - 2018. These expected contributions are estimates and are consistent with the amounts included in customer rates. However, they are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.

(14) Other commitments consist primarily of (i) a $150.0 million syndicated revolving credit facility, of which $90.0 million was outstanding as of December 31, 2016, (ii) a $4.4 million asset retirement obligation of GSWC that reflects the retirement of wells by GSWC, which by law need to be properly capped at the time of removal, (iii) an irrevocable letter of credit in the amount of $340,000 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by GSWC under an energy scheduling agreement with Automated Power Exchange, (v) $5.4 million in letters of credit issued on behalf of GSWC representing a percentage of total ARRA funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district, (vi) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova, and (vii) an irrevocable letter of credit in the amount of $3.6 million pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65-to-1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2016, AWR was in compliance with these covenants with an interest coverage ratio of 7.07 times interest expense, a debt ratio of 0.46-to-1.00 and debt ratings of A+ and A2.

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

Electric:
California has established a cap-and-trade program applicable to GHG emissions.  While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVES has an obligation to file a report in June of each year under the program.
The CPUC has established renewable-energy-procurement-requirement timelines. BVES has entered into a ten-year contract for renewable energy credits that was approved by the CPUC. As a result of this agreement, BVES believes it will be in compliance with both the CPUC's past renewable-energy-procurement requirements and future requirements through at least 2019. However, in addition to a forecasted increase in sales, the passage of Senate Bill 350 in late 2015, includes extending and increasing the renewable energy procurement requirements beyond 2020. As a result, BVES will need to re-examine its renewable supply quantities to ensure continued compliance.
BVES is also required to comply with the CPUC’s emission performance standards (“EPS”) regarding GHG emissions. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES is in compliance with the EPS. Specifically, BVES must attest to having no new ownership investment in generation facilities or no long-term commitments for generation. In February 2017, BVES filed with the CPUC stating that BVES was in compliance with the EPS for 2016.
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
In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. The average cost of power purchased, including fixed costs and the transactions in the spot market, was approximately $69.54 per MWh for the year ended December 31, 2016 as compared to $68.21 per MWh for the same period of 2015. BVES’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVES has implemented an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

Construction Program

GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, local requirements and CPUC requirements.  As of December 31, 2016, GSWC has unconditional purchase obligations for capital projects of approximately $41.3 million.  During the years ended December 31, 2016, 2015 and 2014, GSWC had capital expenditures of $126.0 million, $95.5 million and $65.4 million, respectively.  A portion of these capital expenditures is funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid. During the years ended December 31, 2016, 2015 and 2014, capital expenditures funded by developers were $5.3 million, $4.4 million and $4.6 million, respectively. During 2017, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Contracted Services

Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment (“EPA”) on an annual basis.  The ECUS contract and all other new contracts will be economic-price-adjustment contracts. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of price redeterminations, EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2017 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to the timing of funding to pay for services rendered, delays in the processing of price redeterminations, EPAs and/or REAs, issuance of contract modifications for new construction work not already funded by the U.S. government, and/or delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
The timing of future filings of price redeterminations and/or EPAs may be impacted by government actions, including audits or reviews by the Defense Contract Audit Agency ("DCAA") and/or the Defense Contract Management Agency ("DCMA").  Both DCAA and DCMA may conduct, at the request of a contracting officer, audits/reviews of contractors for compliance with government guidance and regulations such as Federal Acquisition Regulations ("FAR"), Defense Federal Acquisition Regulation Supplements (“DFARS”) and, as applicable, Cost Accounting Standards ("CAS"). If the DCAA/DCMA believes ASUS and/or the Military Utility Privatization Subsidiaries have accounted for costs in a manner inconsistent with the requirements of FAR, DFARS or applicable CAS, the auditor may recommend to the U.S. government administrative contracting officer that such costs be disallowed. In addition, certain audit findings such as system deficiencies for government-contract-business-system requirements may result in delays in the timing of resolution of price redetermination and/or EPA filings and/or the ability to file new proposals with the U.S. government.
Below is a summary of price redetermination, EPA, and REA filings by the Military Utility Privatization Subsidiaries. ASUS is current on all price redetermination and EPA filings for contracts at all of the Military Utility Privatization Subsidiaries.

•
FBWS - The fourth price redetermination for Fort Bliss, beginning October 1, 2015 and converting to an EPA beginning October 1, 2016, has been agreed to by the contracting officer and a contract modification is expected to be issued in the first quarter of 2017.

•
TUS - The EPA for Andrews Air Force Base, covering the period February 2017 through January 2018, was submitted to the government in the fourth quarter of 2016 and provides for an annualized inflationary increase in operations and maintenance and renewal and replacement fees. This filing is expected to be resolved in the first quarter of 2017.

•
ODUS - The EPA for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2016, was finalized in the third quarter of 2016. The EPA for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2016, was finalized through the issuance of contract modifications in June 2016.

REA filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, VA, under a new capital upgrade project. The requests covered work that was approved to be performed by the base and involved additional revenue totaling $630,000. These REA's are expected to be resolved in the third quarter of 2017.

•
PSUS - The third redetermination for Fort Jackson, covering the period mid-February 2016 through mid-February 2017 and converting to an EPA effective February 2017, was finalized in the third quarter of 2016.

•	ONUS - The third price redetermination for Fort Bragg, covering the period March 2016 through February 2019, was filed in March 2016 and is expected to be resolved in the first quarter of 2017.
ONUS filed an REA to obtain funding for additional work to be performed in an historical area of Fort Bragg in September 2016. It is expected that this REA will be resolved in the second quarter of 2017.
New Privatization Contract Award:
On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction services for the water and wastewater systems at Eglin Air Force Base located in Florida. The initial value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. This initial value is subject to adjustment based on the results of a joint inventory of assets, which is currently underway. ASUS will assume operations at Eglin Air Force Base in the spring of 2017 following the completion of a transition period currently underway.

Regulatory Matters

Certificates of Public Convenience and Necessity
GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. ASUS is regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission.

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

Changes in Rates for 2016 and 2017
On December 15, 2016, the CPUC approved a decision in the water GRC for GSWC. GSWC filed a general rate case application in July 2014 for all of its water ratemaking areas and the general office to determine new rates for the years 2016, 2017 and 2018. The new rates approved by the CPUC in the December 15 decision are retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC has ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates once the CPUC has corrected some minor rate calculations in the December 15 decision. Any revenue shortfall due to differences between the actual rates charged in 2016 while the decision was still pending and the final 2016 rates adopted in the December 15 decision will be recovered in a rate surcharge. Once the CPUC approves the minor corrections, the adopted revenue in 2017 is expected to increase by $2.8 million as compared to 2016 with rates retroactively effective January 1, 2017.

Based on the CPUC decision issued in December, the 2016 adopted revenues were lower than in 2015 due to reductions in: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. Among other things, the final decision also authorized 87% of GSWC’s capital requests in customer rates, allowed only a portion of the executive incentive programs, approved recovery for certain expenses incurred in prior years that were being tracked in CPUC-authorized memorandum accounts, and adopted sales levels which reflect state-mandated conservation targets that were imposed by the governor of California during the processing of the application. The CPUC also authorized a sales adjustment mechanism for the 2017 and 2018 escalation years, which adjusts adopted WRAM-related sales levels if there is a 10% or more variance (positive or negative) between actual and adopted usage.  If actual WRAM-related sales in a given year differ by 10% or more of the adopted WRAM-related sales, the following year's adopted WRAM-related sales are adjusted by one half of the difference.  Based on 2016 actual sales, the sales adjustment mechanism was triggered in three of GSWC's ratemaking areas, resulting in a downward adjustment to those ratemaking areas' adopted 2017 WRAM-related sales.

In March 2016, the CPUC issued a decision granting a request filed by GSWC to defer BVES's next GRC filing to March 2017. The next GRC filing will be for years 2018 through 2021. Adopted base revenues for 2017 will be based on 2016 adopted base revenues.

Cost of Capital Proceedings for Water Regions
In July 2012, the CPUC issued a decision on GSWC’s water cost-of-capital proceeding. Among other things, the decision authorized GSWC to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts return on equity ("ROE") and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If the average Moody’s rate for this period changes by over 100 basis points from the benchmark, the ROE will be adjusted by one half of the difference. Since 2012, there has not been a change by more than 100 basis points from the benchmark. As a result, GSWC's current water ROE of 9.43% remained unchanged through 2016. GSWC is scheduled to file its next cost-of-capital application in March 2017 based on an extension previously granted.

Nipomo Supplemental Water Project
In November 2015, GSWC filed an application to recover the costs of a water supply project intended to deliver water to the Nipomo Mesa area in GSWC’s Santa Maria ratemaking area. In February 2016, GSWC and the CPUC's Office of Ratepayer Advocates ("ORA") jointly filed a motion to adopt a settlement, which resolved all of the cost-recovery issues in GSWC’s application. In September 2016, the CPUC issued a final decision approving the settlement. Furthermore, the costs of this water project have been included in the CPUC's final decision on the water GRC and were included in Santa Maria's rates retroactive to January 1, 2016.

Other Regulatory Matters
New Service Territory Application, Sutter County:
On June 26, 2014, the CPUC approved a Certificate of Public Convenience and Necessity ("CPCN") application granting GSWC the authority to provide water utility services to an area to be developed near Sacramento, in Sutter County, California, called Sutter Pointe. The CPUC's decision approved a settlement that was jointly filed by GSWC, Sutter County, the Sutter Pointe Developers, and a coalition of Sutter County residents. With the CPUC's approval, GSWC will create a water service district to supply the Sutter Pointe development with groundwater and surface water from the Sacramento River. The project will involve the construction of underground infrastructure and groundwater wells with a treatment plant and storage facility to serve retail, industrial and approximately 17,000 residential customers at final build-out. The decision also sets a cap on the revenue requirement per Sutter Pointe customer during the first two rate cycles. In August 2014, ORA filed an application for rehearing on the CPCN application in regard to the rate cap adopted by the CPUC. In September 2016, the CPUC adopted a settlement reached between GSWC and ORA, which modified the rate cap.
New Service Territory Application, Westborough Development, Sacramento County:
On October 12, 2004, GSWC and Aerojet-General Corporation (“Aerojet”) reached a settlement relating to groundwater contamination impacting GSWC’s Arden-Cordova Water System.  Portions of the settlement called for GSWC to serve new territory, subject to CPUC approval, on property owned by Aerojet known as Westborough. Aerojet and GSWC have been working cooperatively to identify and implement the best alternative to meet the long-term water supply needs of GSWC’s Rancho Cordova customers within the Arden-Cordova service area. In August 2016, GSWC entered into agreements with Aerojet and Carmichael Water District (CWD) to provide GSWC with 5000 acre feet per year of treated water from CWD's Bajamont Water Treatment Plant for GSWC's Rancho Cordova customers within the Arden-Cordova service area. GSWC will begin taking delivery of this water in 2017. GSWC and Aerojet will continue to work cooperatively to identify the necessary water resources for the new Westborough development area owned by Aerojet.  The County of Sacramento and the City of Folsom, through various arrangements, have agreed not to protest GSWC’s application to the CPUC for a CPCN for this territory.

GSWC intends to file with the CPUC to incorporate the Westborough development in Sacramento County into the Rancho Cordova service area and to provide water service to that new development following completion of a water supply solution for the area.

Balanced Rates Order Instituting Rulemaking:
In April 2015, the CPUC issued a ruling establishing a second phase to its on-going rulemaking addressing the CPUC's Water Action Plan objective of setting rates that balance investment, conservation, and affordability. The intended purpose of the second phase is to review the CPUC’s water-conservation rate structure, tiered rates, forecasting methods, accounting mechanisms and other standards and programs that guide investor-owned water utility rates, charges, and cost recovery. In December 2016, the CPUC issued a final decision on this objective. Among other things, the final decision retains the WRAM mechanism, and orders Class A California water companies to consider: (i) a sales reconciliation mechanism to adjust forecasted water consumption authorized by the CPUC based on actual consumption, (ii) changing tiered rates to include a very high tiered rate and a super user charge aimed at high-usage customers, (iii) implementing advanced metering infrastructure for all customers, and (iv) shifting more revenue recovery through monthly fixed charges versus quantity charges. GSWC will consider these recommendations as part of its next GRC filing in 2017.
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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). GSWC works proactively with third parties and governmental agencies to address issues relating to known contamination threatening GSWC water sources. GSWC also incurs operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level (“MCL”) standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards and consumer expectations. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.
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
As of December 31, 2016, the total spent to cleanup and remediate GSWC’s plant facility was approximately $5.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2016, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Matters Relating to Military Privatization Contracts
Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.
 Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. These changes can impact operations and maintenance and renewal and replacement costs under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of a contract.

Security Issues
     GSWC has security systems and infrastructure in place intended to prevent cyber-attacks.  Despite its efforts, GSWC cannot be assured that a cyber or terrorist attack will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer or employee information.
GSWC periodically revises its Emergency Preparedness Plan and periodically conducts operational emergency exercises for all of its water systems.  GSWC also considers advances in security and emergency preparedness technology and relevant industry developments in developing its capital-improvement plans. GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security, reliability and resiliency of its water systems.
The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.
Registrant has evaluated its cyber-security systems and is addressing identified areas of improvement with respect to U.S. government regulations regarding cyber-security of government contractors. These improvements include the physical security at all of the office and employee facilities it operates. Registrant anticipates it will be in full compliance with these regulations by the mandated December 31, 2017 deadline.
California Drought
In response to the ongoing drought experienced in California, the SWRCB has taken various actions to ensure reduced water usage throughout the State, and to track reductions by larger urban water suppliers. GSWC has filed appropriate drought contingency plans, or Staged Mandatory Water Conservation and Rationing Plan, with the CPUC to meet the SWRCB requirements. GSWC’s water usage reductions have met the SWRCB requirements.
California's ongoing period of drought has resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, are experiencing dropping groundwater levels. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in the Central Coast area, GSWC has implemented mandatory water restrictions in certain service areas, moving to higher stages of the Staged Mandatory Water Conservation and Rationing Plan for those areas. Precipitation during January 2017 has been above average for much of the State and may indicate more normal hydrology for 2017. However, should dry conditions persist through the remainder of 2017, areas served by these smaller basins may experience further mandatory conservation measures in the future. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
As of February 14, 2017, the U.S. Drought Monitor estimates approximately 7 percent of California in the rank of “Severe Drought,” which is a significant improvement from January 2016 when 86 percent was ranked “Severe Drought.”
GSWC’s Water Supply
During 2016, GSWC delivered approximately 59,858,000 hundred cubic feet (“ccf”) of water to its customers, which is an average of about 376 acre-feet per day.  An acre-foot is approximately 435.6 ccf or 326,000 gallons.  Approximately 55% of GSWC's supply came from groundwater production wells situated throughout GSWC’s service areas.  Approximately 45% of GSWC’s supply came from wholesale purchases from Metropolitan Water District of Southern California (“MWD”) member agencies and other regional water suppliers (roughly 40% of total demand) or from authorized diversions from rivers (roughly 5%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District

(“SMUD”).  During 2015, GSWC supplied 58,848,000 ccf of water, approximately 65% of which was produced from groundwater sources and 35% was purchased from regional wholesalers or surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.
Groundwater
Groundwater resources play an important role in California, and in GSWC’s water supply portfolio specifically. Over the years, increased demands on groundwater resources have resulted in both cooperative and judicially enforced regimes ("adjudicated basins") for managing groundwater basins for long-term sustainability.  The 2014 Sustainable Groundwater Management Act established authority for the California Department of Water Resources ("DWR") to, among other things, establish and revise existing basin boundaries and establish regulations to implement Groundwater Sustainability Plans (“GSP”) with the objective of improving basin management. The SWRCB has been given authority, among other things, to assist in the establishment of Groundwater Sustainability Agencies ("GSA") for the purpose of developing GSPs, and intervene if local efforts are not successful in the creation of GSAs or GSPs. Adjudicated basins are considered low-priority for further action given they are generally well managed, and it is expected that existing rules governing adjudicated basins will remain in effect. GSWC intends to cooperate to the fullest extent allowed in the development of these GSAs and GSPs in unadjudicated basins from which it pumps to protect its interests in proper management of these groundwater basins. GSWC owns approximately 86,000 acre-feet of adjudicated groundwater and surface water rights, and a number of unadjudicated water rights to help meet supply requirements.
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
State Water Project
The California State Water Project (“SWP”) is a water storage and delivery system operated and maintained by DWR for purposes of delivery of water supplies primarily for urban and agricultural purposes to SWP contract holders. Every year, the DWR establishes the SWP allocation for water deliveries to the state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  DWR set the delivery allocation at 60% of requests in January 2017. GSWC takes delivery of SWP via water wholesale agencies.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area.  For example, GSWC has contracts with various governmental entities (principally MWD’s member agencies) and other parties to purchase water through a total of 64 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 47,800 acre-feet annually.  MWD’s principal source of water is the SWP and the Colorado River via the Colorado River Aqueduct.
     GSWC has contracts to purchase water or water rights for an aggregate amount of $5.3 million as of December 31, 2016.  Included in the $5.3 million is a remaining commitment of $2.7 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC can exercise an option to renew this agreement for 10 additional years. The remaining $2.6 million are commitments for purchased water with other third parties which expire through 2038.
Potential Additional Sources of Supply
GSWC continues to assess additional water supply opportunities to expand and firm up its water supply portfolio for service to customers.  GSWC is actively perusing participation in desalination proposals with Poseidon Resources, imported supplies via Cadiz Inc., as well as various recycled water opportunities.

Military Utility Privatization Subsidiaries
 The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries. Once received from the U.S. government, ASUS is responsible for ensuring the continued compliance of the provided source of supply with all Federal, State and local regulations.
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

Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised primarily of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2016, the fair value of Registrant’s long-term debt was $423.1 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $16.6 million increase in the fair value of Registrant’s long-term debt.
 Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  As of December 31, 2016, Registrant had $54,000 in variable-interest-rate debt outstanding. A hypothetical one percent rise in interest rates would not result in a material impact to earnings.
At December 31, 2016, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
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
The long-term contracts executed in December 2014 qualify for derivative accounting treatment. Among other things, the CPUC approval in December 2014 also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact BVES’s earnings. As of December 31, 2016, there was a $4.9 million unrealized loss in the memorandum account for the new purchased power contracts as a result of a drop in energy prices since the execution of the contract.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2016	2015
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,514,419	$1,428,024
Electric	94,009	88,481
Total	1,608,428	1,516,505
Non-regulated utility property, at cost	11,897	11,032
Total utility plant, at cost	1,620,325	1,527,537
Less — accumulated depreciation	(532,753)	(529,698)
	1,087,572	997,839
Construction work in progress	63,354	62,955
Net utility plant	1,150,926	1,060,794

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	20,836	18,710
Total other property and investments	21,952	19,826

Current Assets
Cash and cash equivalents	436	4,364
Accounts receivable-customers, less allowance for doubtful accounts	19,993	18,940
Unbilled revenue	24,391	19,490
Receivable from U.S. government, less allowance for doubtful accounts	8,467	5,861
Other accounts receivable, less allowance for doubtful accounts	3,151	2,302
Income taxes receivable	17,867	10,793
Materials and supplies	4,294	5,415
Regulatory assets — current	43,296	30,134
Prepayments and other current assets	3,735	3,229
Costs and estimated earnings in excess of billings on contracts	41,245	32,169
Total current assets	166,875	132,697

Regulatory and Other Assets
Regulatory assets	102,985	102,562
Costs and estimated earnings in excess of billings on contracts	22,687	21,330
Other	5,068	6,750
Total regulatory and other assets	130,740	130,642
Total Assets	$1,470,493	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2016	2015
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$494,297	$465,945
Long-term debt	320,981	320,900
Total capitalization	815,278	786,845

Current Liabilities
Notes payable to banks	90,000	28,000
Long-term debt — current	330	312
Accounts payable	43,724	50,585
Income taxes payable	149	68
Accrued other taxes	9,112	8,142
Accrued employee expenses	12,304	11,748
Accrued interest	3,864	3,626
Unrealized loss on purchased power contracts	4,901	7,053
Billings in excess of costs and estimated earnings on contracts	2,263	3,764
Other	11,297	10,209
Total current liabilities	177,944	123,507

Other Credits
Advances for construction	69,722	68,041
Contributions in aid of construction — net	120,518	117,810
Deferred income taxes	224,530	192,852
Unamortized investment tax credits	1,529	1,612
Accrued pension and other post-retirement benefits	49,856	42,666
Other	11,116	10,626
Total other credits	477,271	433,607

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,470,493	$1,343,959

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2016	2015
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,571,360 shares in 2016 and 36,501,914 shares in 2015	$247,232	$245,022
Reinvested earnings in the business	247,065	220,923
	494,297	465,945

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,902	4,000
Other Debt Instruments:
Variable Rate Obligation due 2018	54	89
American Recovery and Reinvestment Act Obligation due 2033	3,896	4,034
	325,582	325,853
Less: Current maturities	(330)	(312)
Debt issuance costs	(4,271)	(4,641)
	320,981	320,900
Total Capitalization	$815,278	$786,845

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Operating Revenues
Water	$302,931	$328,511	$326,672
Electric	35,771	36,039	34,387
Contracted services	97,385	94,091	104,732
Total operating revenues	436,087	458,641	465,791

Operating Expenses
Water purchased	64,442	62,726	57,790
Power purchased for pumping	8,663	8,988	10,700
Groundwater production assessment	14,993	13,648	16,450
Power purchased for resale	10,387	10,395	9,649
Supply cost balancing accounts	(12,206)	7,785	6,346
Other operation	28,257	28,429	28,288
Administrative and general	80,994	79,817	78,268
Depreciation and amortization	38,850	42,033	41,073
Maintenance	16,470	16,885	16,092
Property and other taxes	16,801	16,636	16,722
ASUS construction	53,720	52,810	65,368
Total operating expenses	321,371	340,152	346,746

Operating Income	114,716	118,489	119,045

Other Income and Expenses
Interest expense	(21,992)	(21,088)	(21,617)
Interest income	757	458	927
Other, net	997	356	751
Total other income and expenses	(20,238)	(20,274)	(19,939)

Income from operations before income tax expense	94,478	98,215	99,106

Income tax expense	34,735	37,731	38,048

Net Income	$59,743	$60,484	$61,058

Weighted Average Number of Shares Outstanding	36,552	37,389	38,658
Basic Earnings Per Common Share	$1.63	$1.61	$1.57

Weighted Average Number of Diluted Shares	36,750	37,614	38,880
Fully Diluted Earnings Per Share	$1.62	$1.60	$1.57

Dividends Paid Per Common Share	$0.914	$0.874	$0.831

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2013	38,721	$253,961	$238,443	$492,404
Add:
Net income			61,058	61,058
Exercise of stock options and other issuance of Common Shares	111	589		589
Tax benefit from employee stock-based awards		533		533
Compensation on stock-based awards		1,508		1,508
Dividend equivalent rights on stock-based awards not paid in cash		197		197
Deduct:
Repurchase of Common Shares	545	3,589	13,591	17,180
Dividends on Common Shares			32,111	32,111
Dividend equivalent rights on stock-based awards not paid in cash			197	197
Balances at December 31, 2014	38,287	253,199	253,602	506,801
Add:
Net income			60,484	60,484
Exercise of stock options and other issuance of Common Shares	120	1,198		1,198
Tax benefit from employee stock-based awards		877		877
Compensation on stock-based awards		2,168		2,168
Dividend equivalent rights on stock-based awards not paid in cash		270		270
Deduct:
Repurchase of Common Shares	1,905	12,690	60,203	72,893
Dividends on Common Shares			32,690	32,690
Dividend equivalent rights on stock-based awards not paid in cash			270	270
Balances at December 31, 2015	36,502	245,022	220,923	465,945
Add:
Net income			59,743	59,743
Exercise of stock options and other issuance of Common Shares	69	235		235
Tax benefit from employee stock-based awards		581		581
Compensation on stock-based awards		1,201		1,201
Dividend equivalent rights on stock-based awards not paid in cash		193		193
Deduct:
Dividends on Common Shares			33,408	33,408
Dividend equivalent rights on stock-based awards not paid in cash			193	193
Balances at December 31, 2016	36,571	$247,232	$247,065	$494,297

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$59,743	$60,484	$61,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,109	42,674	41,751
Provision for doubtful accounts	619	870	991
Deferred income taxes and investment tax credits	27,640	10,423	32,316
Stock-based compensation expense	2,538	2,754	2,222
Other — net	(397)	838	—
Changes in assets and liabilities:
Accounts receivable — customers	(1,750)	(923)	3,979
Unbilled revenue	(4,901)	1,932	(2,870)
Other accounts receivable	(1,233)	1,243	1,029
Receivables from the U.S. government	(2,606)	848	397
Materials and supplies	1,121	(1,827)	970
Prepayments and other assets	2,239	1,580	973
Costs and estimated earnings in excess of billings on contracts	(10,433)	(3,223)	6,159
Regulatory assets	(5,610)	(26,422)	26,385
Accounts payable	(3,442)	679	(1,622)
Income taxes receivable/payable	(6,993)	9,630	(11,648)
Billings in excess of costs and estimated earnings on contracts	(1,501)	(7,972)	4,884
Accrued pension and other post-retirement benefits	(289)	616	(2,356)
Other liabilities	3,095	941	(1,348)
Net cash provided	96,949	95,145	163,270
Cash Flows From Investing Activities:
Capital expenditures	(129,867)	(87,323)	(72,553)
Other investments	(1,354)	(2,869)	(1,568)
Proceeds from sale of property	—	54	62
Net cash used	(131,221)	(90,138)	(74,059)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	235	1,198	589
Repurchase of Common Shares	—	(72,893)	(17,180)
Tax benefits from stock-based awards	581	877	533
Receipt of advances for and contributions in aid of construction	6,660	3,731	7,598
Refunds on advances for construction	(3,921)	(3,660)	(3,469)
Retirement or repayments of long-term debt	(313)	(237)	(21,287)
Proceeds from issuance of long-term debt, net of issuance costs	—	—	14,846
Net change in notes payable to banks	62,000	28,000	—
Dividends paid	(33,408)	(32,690)	(32,111)
Other	(1,490)	(957)	(968)
Net cash provided (used)	30,344	(76,631)	(51,449)
Net increase (decrease) in cash and cash equivalents	(3,928)	(71,624)	37,762
Cash and cash equivalents, beginning of year	4,364	75,988	38,226
Cash and cash equivalents, end of year	$436	$4,364	$75,988

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2016	2015
Assets

Utility Plant, at cost
Water	$1,514,419	$1,428,024
Electric	94,009	88,481
Total	1,608,428	1,516,505
Less — accumulated depreciation	(524,927)	(522,749)
	1,083,501	993,756
Construction work in progress	61,810	62,360
Net utility plant	1,145,311	1,056,116

Other Property and Investments	18,719	16,581
	18,719	16,581
Current Assets
Cash and cash equivalents	209	2,501
Accounts receivable-customers, less allowance for doubtful accounts	19,993	18,940
Unbilled revenue	17,700	18,181
Other accounts receivable, less allowance for doubtful accounts	1,959	1,455
Income taxes receivable from Parent	21,856	11,000
Materials and supplies	3,724	4,860
Regulatory assets — current	43,296	30,134
Prepayments and other current assets	3,520	2,847
Total current assets	112,257	89,918

Regulatory and Other Assets
Regulatory assets	102,985	102,562
Other	4,906	6,702
Total regulatory and other assets	107,891	109,264
Total Assets	$1,384,178	$1,271,879

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2016	2015
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$446,770	$423,730
Long-term debt	320,981	320,900
Total capitalization	767,751	744,630

Current Liabilities
Inter-company payable to Parent	61,726	12,000
Long-term debt — current	330	312
Accounts payable	34,648	39,610
Accrued other taxes	8,870	7,830
Accrued employee expenses	10,983	10,630
Accrued interest	3,588	3,599
Unrealized loss on purchased power contracts	4,901	7,053
Other	10,925	9,921
Total current liabilities	135,971	90,955

Other Credits
Advances for construction	69,722	68,041
Contributions in aid of construction — net	120,518	117,810
Deferred income taxes	227,798	195,658
Unamortized investment tax credits	1,529	1,612
Accrued pension and other post-retirement benefits	49,856	42,666
Other	11,033	10,507
Total other credits	480,456	436,294

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,384,178	$1,271,879

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2016	2015
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 146 shares in 2016 and 2015	$240,482	$238,795
Reinvested earnings in the business	206,288	184,935
	446,770	423,730

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,902	4,000
Other Debt Instruments:
Variable rate obligation due 2018	54	89
American Recovery and Reinvestment Act Obligation due 2033	3,896	4,034
	325,582	325,853
Less: Current maturities	(330)	(312)
Debt issuance costs	(4,271)	(4,641)
	320,981	320,900
Total Capitalization	$767,751	$744,630

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2016	2015	2014
Operating Revenues
Water	$302,931	$328,511	$326,672
Electric	35,771	36,039	34,387
Total operating revenues	338,702	364,550	361,059

Operating Expenses
Water purchased	64,442	62,726	57,790
Power purchased for pumping	8,663	8,988	10,700
Groundwater production assessment	14,993	13,648	16,450
Power purchased for resale	10,387	10,395	9,649
Supply cost balancing accounts	(12,206)	7,785	6,346
Other operation	24,771	24,892	25,548
Administrative and general	64,066	64,877	65,814
Depreciation and amortization	37,804	40,893	39,854
Maintenance	14,519	14,693	13,945
Property and other taxes	15,444	15,244	15,221
Total operating expenses	242,883	264,141	261,317

Operating Income	95,819	100,409	99,742

Other Income and Expenses
Interest expense	(21,782)	(20,998)	(21,524)
Interest income	749	440	894
Other, net	792	212	751
Total other income and expenses	(20,241)	(20,346)	(19,879)

Income from operations before income tax expense	75,578	80,063	79,863

Income tax expense	28,609	32,472	32,006

Net Income	$46,969	$47,591	$47,857

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2013	146	$233,721	$203,892	$437,613
Add:
Net income			47,857	47,857
Tax benefit from employee stock-based awards		514		514
Compensation on stock-based awards		1,206		1,206
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			52,000	52,000
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2014	146	235,607	199,583	435,190
Add:
Net income			47,591	47,591
Tax benefit from employee stock-based awards		872		872
Compensation on stock-based awards		2,077		2,077
Dividend equivalent rights on stock-based awards not paid in cash		239		239
Deduct:
Dividends on Common Shares			62,000	62,000
Dividend equivalent rights on stock-based awards not paid in cash			239	239

Balances at December 31, 2015	146	238,795	184,935	423,730
Add:
Net income			46,969	46,969
Tax benefit from employee stock-based awards		501		501
Compensation on stock-based awards		1,020		1,020
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			25,450	25,450
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2016	146	$240,482	$206,288	$446,770

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$46,969	$47,591	$47,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,063	41,534	40,532
Provision for doubtful accounts	627	845	1,054
Deferred income taxes and investment tax credits	28,099	10,719	34,352
Stock-based compensation expense	2,118	2,443	1,748
Other — net	(352)	822	(12)
Changes in assets and liabilities:
Accounts receivable — customers	(1,750)	(923)	3,979
Unbilled revenue	481	(448)	819
Other accounts receivable	(896)	1,067	670
Materials and supplies	1,136	(2,069)	(932)
Prepayments and other assets	2,114	440	583
Regulatory assets	(5,610)	(26,422)	26,386
Accounts payable	(1,514)	1,940	(1,676)
Inter-company receivable/payable	280	445	219
Income taxes receivable/payable from/to Parent	(10,856)	18,580	(19,876)
Accrued pension and other post-retirement benefits	(289)	616	(2,356)
Other liabilities	2,666	358	(664)
Net cash provided	101,286	97,538	132,683

Cash Flows From Investing Activities:
Capital expenditures	(127,913)	(86,144)	(70,888)
Note receivable from AWR parent	—	(20,700)	(8,300)
Receipt of payment of note receivable from AWR parent	—	20,700	8,800
Other investing activities	(1,389)	(2,869)	(1,568)
Net cash used	(129,302)	(89,013)	(71,956)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	—	14,846
Tax benefits from stock-based awards	501	872	514
Receipt of advances for and contributions in aid of construction	6,660	3,731	7,598
Refunds on advances for construction	(3,921)	(3,660)	(3,469)
Retirement or repayments of long-term debt	(313)	(237)	(21,287)
Net change in inter-company borrowings	49,500	12,000	—
Dividends paid	(25,450)	(62,000)	(52,000)
Other	(1,253)	(735)	(799)
Net cash provided (used)	25,724	(50,029)	(54,597)

Net increase (decrease) in cash and cash equivalents	(2,292)	(41,504)	6,130

Cash and cash equivalents, beginning of year	2,501	44,005	37,875

Cash and cash equivalents, end of year	$209	$2,501	$44,005

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), and Emerald Coast Utility Services, Inc. (“ECUS”)).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 electric customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2016, 2015 and 2014. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates.

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

There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or the Military Utility Privatization Subsidiaries.

Basis of Presentation:  The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified to conform to the current period presentation of debt issuance costs.

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

Related Party Transactions:  GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2016, 2015 and 2014, GSWC allocated to ASUS approximately $3.9 million, $2.6 million and $2.7 million, respectively, of corporate office administrative and general costs.  In addition, AWR has a $150.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by AWR, including for allocated expenses, are included in GSWC's inter-company receivables as of December 31, 2016 and 2015.
In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2016 and 2015, there were no amounts outstanding under these notes.

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the Federal Energy Regulatory Commission. GSWC has incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of U.S. GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator.
Under such accounting guidance, rate regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2016 and 2015.

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
 Depreciation is computed on the straight-line, remaining-life basis, group method, based on depreciable plant in accordance with the applicable ratemaking process. GSWC's provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.9% for 2016, and 3.2% for 2015 and 2014.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $259,000, $641,000 and $678,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.  Property owned and depreciation recorded by ASUS and its subsidiaries are not material to Registrant’s financial statements.

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

Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, and estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Revisions in estimates for timing or estimated cash flows are recognized as changes in the carrying amount of the liability and the related capitalized asset. The estimated fair value of the costs of removal was based on third party costs.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2016, 2015 and 2014, no impairment loss was incurred.

Goodwill:  At December 31, 2016 and 2015, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2016, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for the goodwill amount of $1.1 million at ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Receivables from the U.S. Government include amounts due under contracts with the U.S. Government to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. Other accounts receivable consist of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are disclosed in Note 16.

Materials and Supplies: Materials and supplies are stated at the lower of cost or market. Cost is computed using average cost. Major classes of materials include pipe, hydrants and valves.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the years ended December 31, 2016, 2015 and 2014, GSWC recorded $101,000, $694,000 and $24,000, respectively, of AFUDC related to these capital projects based on a weighted cost of capital of 8.34% for water and a cost of debt of 6.96% for electric, as approved by the CPUC.

Water and Electric Operating Revenues: GSWC records water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter readings for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. Unbilled revenues are based on historic customer usage to estimate unbilled usage.  Flat-rate customers are billed in advance at the beginning of the service period. Revenue from flat-rate customers is deferred and adjustments are calculated to determine the revenue related to the applicable period.

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

Contracted Services Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the U.S. government. Revenues for construction contracts are recognized based on the percentage-of-completion and cost-plus methods of accounting.  In accordance with U.S. GAAP, revenue recognition under these methods require ASUS to estimate the progress toward completion on a contract in terms of efforts (such as costs incurred) or, in the case of the percentage of completion method, in terms of results achieved (such as units constructed).  These approaches are used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.
 Construction costs for ASUS include all direct material and labor costs charged by subcontractors, direct labor of employees of the Military Utility Privatization Subsidiaries, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or its subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government and the third party prime contractors, (ii) have latitude in establishing pricing, and (iii) bear credit risk in the collection of receivables.  Administrative and general costs are charged to expense as incurred.  Precontract costs for ASUS, which consist of design and engineering labor costs, are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Deferred precontract costs have been immaterial to date. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
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

Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt, which is reacquired through refunding, are deferred and amortized over the life of the debt issued to finance the refunding as Registrant normally receives recovery of these costs in rates.

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

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2016 and 2015 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2016		2015
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$325,582	$423,124	$325,853	$403,844

(1)  Excludes debt issuance costs and redemption premiums.

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2016:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$423,124	—	$423,124

Stock Awards: AWR has issued stock awards to its employees under the 2000 Stock Incentive Plan, ("2000 employee plan"), the 2008 Stock Incentive Plan, ("2008 employee plan"), and the 2016 Stock Incentive Plan, ("2016 employee plan"). AWR has also issued stock awards to its directors under the 2003 Non-Employee Directors Stock Plan, ("2003 directors plan"), and the 2013 Non-Employee Directors Plan, ("2013 directors plan").  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.5 million, $3.8 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Depending on the state in which its subsidiary operations are conducted, ASUS is also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts, including modifications to these contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $309,000, $367,000 and $490,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements:
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs. Registrant adopted the guidance effective January 1, 2016. As of December 31, 2016 and 2015, Registrant had $4.3 million in debt issuance costs reflected under "Long-term debt."

In March 2016, the FASB issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) will be required to be recorded through the income statement rather than through equity, further increasing the volatility of income tax expense. The new standard also removes the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Once adopted, income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation will be recorded to the income tax provision, instead of to Registrant's shareholders' equity, which will impact the effective tax rate. Registrant will adopt the new standard during the first quarter of 2017, effective January 1, 2017, and it does not expect the new guidance to have a significant impact on Registrant's net earnings or effective tax rate.

In May 2014, the FASB issued updated accounting guidance on revenue recognition. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant will adopt this guidance in the fiscal year beginning January 1, 2018 and expects to adopt this guidance under the modified retrospective approach. Management continues to assess all potential impacts of the standard, and does not believe the new standard will have an impact on GSWC's revenues for water and electric customer usage and meter charges. At this time, it is not clear how the new standard applies to contributions in aid of construction-type contracts which, under current U.S. GAAP, are recorded as liabilities and a reduction to rate base. In instances where construction contracts contain more than one distinct good or service, as defined by the standard, the new standard may affect the timing of when Registrant recognizes contracted services revenue for such contracts.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined the effect of the standard on the Company's ongoing financial reporting.

In August 2016, the FASB issued updated accounting guidance on the classification of certain cash receipts and cash payments in the statement of cash flows, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Registrant is currently evaluating the impact of this new standard on its consolidated cash flow statement.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2016, Registrant had approximately $56.9 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $26.8 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $4.9 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $20.1 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

	December 31,
(dollars in thousands)	2016	2015
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$47,340	$45,171
Costs deferred for future recovery on Aerojet case	11,820	12,699
Pensions and other post-retirement obligations (Note 11)	28,118	21,996
Derivative unrealized loss (Note 4)	4,901	7,053
Flow-through taxes, net (Note 10)	20,134	16,176
Low income rate assistance balancing accounts	8,272	8,699
General rate case memorandum accounts	13,929	4,433
Other regulatory assets	17,633	21,235
Various refunds to customers	(5,866)	(4,766)
Total	$146,281	$132,696

Water General Rate Case
On December 15, 2016, the CPUC issued a final decision on GSWC's water general rate case. GSWC filed a general rate case application in July 2014 for all of its water ratemaking areas and the general office to determine new rates for the years 2016 - 2018. The new rates approved by the CPUC were retroactive to January 1, 2016. The 2016 adopted revenues were lower than in 2015 due primarily to reductions in (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses. In addition, in accordance with a settlement between GSWC and the CPUC's Office of Ratepayer Advocates, the decision used updated inflation index values to calculate operating expense increases for 2015 and 2016. These recent inflation indices were much lower than the inflation indices used in July 2014 when the water rate case application was filed.

The decision also approved updated consumption levels used to calculate rates for 2016 - 2018, which reflect state-mandated conservation targets that were previously in place. While the 2016 adopted revenue requirement is lower than 2015, customer rates for 2016 were higher on a total company basis than in 2015 due to lower consumption levels. As a result, as of December 31, 2016, GSWC added $9.5 million to the general rate case memorandum accounts regulatory asset representing the rate difference between interim rates and final rates authorized by the CPUC, retroactive to January 1, 2016. Surcharges will be implemented to recover the retroactive rate difference over approximately 12 - 24-months. The decision also temporarily removed the cap for the current rate cycle on total Water Revenue Adjustment Mechanism/Modified Cost Balancing Account surcharges in any given calendar year of 10% of the last authorized revenue requirement. Finally, the decision approved recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in the recording of approximately $800,000 in other regulatory assets with a corresponding reduction to administrative and general expenses for 2016.

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
The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial-paper rate. During the year ended December 31, 2016, surcharges of $18.4 million were billed to customers to recover the WRAM/MCBA balances as of December 31, 2015.  During 2016, GSWC recorded an additional $19.7 million under-collection in the WRAM account, net of the MCBA.  The majority of this balance represents an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2016, GSWC had an aggregated regulatory asset of $47.3 million, which is comprised of a $34.7 million under-collection in the WRAM accounts and a $12.6 million under-collection in the MCBA accounts. In March 2017, GSWC is expected to file with the CPUC for recovery of the 2016 WRAM/MCBA balances.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded.  The CPUC has set the recovery period for under-collected WRAM balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within the 12 to 24 month period; however, there were some ratemaking areas that had recovery periods greater than 24 months. Based on the current CPUC-stipulated recovery periods, as of December 31, 2015, GSWC had estimated that approximately $1.4 million of its 2015 WRAM under-collection would not be collected within 24 months as required for revenue recognition under the accounting guidance for alternative revenue programs. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount is being recognized as revenue when it is determined that it will be collected within 24 months. Approximately $910,000 of the 2015 WRAM was recognized in 2016 with the remaining $510,000 to be recognized in future periods.
Costs Deferred for Future Recovery:
The CPUC authorized a memorandum account to allow for the recovery of costs incurred by GSWC related to contamination lawsuits brought against Aerojet-General Corporation ("Aerojet") and the state of California.  In July 2005, the CPUC authorized GSWC to recover approximately $21.3 million of the Aerojet litigation memorandum account, through a rate surcharge, which will continue for no longer than 20 years. Beginning in October 2005, a surcharge went into effect to begin amortizing the memorandum account over a 20-year period.
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

Pensions and Other Postretirement Obligations:
A regulatory asset has been recorded at December 31, 2016 and 2015 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 11, as of December 31, 2016, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $26.8 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to continue using a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2016, GSWC has a net $1.3 million under-collection in the two-way pension balancing accounts, consisting of a $1.9 million under-collection related to the general office and water regions, and a $617,000 over-collection related to BVES.

Low Income Balancing Accounts:
This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2016, there is an aggregate $8.3 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. As of December 31, 2016, there is a net aggregate $13.9 million under-collection in these accounts, including the $9.5 million revenue difference between interim rates and final rates authorized by the CPUC in the December 2016 decision. The remainder of the balance relates to rate differences resulting from prior GRC delays. As part of the CPUC's December 2016 decision, GSWC has been authorized to implement 12 -24 month surcharges to collect the $13.9 million balance.

Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Other Regulatory Matters:
Procurement Audits:
In December 2011, the CPUC issued a final decision adopting a settlement between GSWC and the CPUC on its investigation of certain work orders and charges paid to a specific contractor.  As part of the settlement reached with the CPUC on this matter, GSWC agreed to be subject to three separate independent audits of its procurement practices over a period of 10 years from the date the settlement was approved by the CPUC.  The audits cover GSWC’s procurement practices for contracts with other contractors from 1994 forward. The first audit started in 2014 and covered the period from January 1, 1994 through September 30, 2013.
In March 2015, the accounting firm engaged by the CPUC to conduct the first independent audit issued its final report to the CPUC’s Division of Water and Audits (“DWA”). The final report, which was issued on a confidential basis, included GSWC's responses to the accounting firm’s findings, as well as the firm’s responses to GSWC's comments. DWA informed GSWC that it does not intend to pursue further investigation, refunds, or penalties in respect of past procurement activities as a result of the final report. In its decision issued in December 2016 on GSWC's water GRC, the CPUC did not propose any further action related to the first independent audit report.
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard (“RPS”) law, which requires meeting certain targets of purchases of energy from renewable energy resources. In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period, which would be used towards meeting the CPUC’s RPS procurement requirements. As of December 31, 2016, GSWC believes it has purchased sufficient RECs to be in compliance for all periods through 2016. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2016. GSWC intends to file its 2016 compliance report with the CPUC by the August 2017 deadline. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2016.

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
Formal Complaint Filed at the CPUC:
In June 2016, a third party filed a formal complaint with the CPUC against GSWC in connection with a water main break that occurred in 2014. The water main break caused damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building, and the delay of its repairs, and the complaint asks the CPUC to order GSWC to immediately complete repairs. GSWC believes it has reasonable defenses to the complaint filed with the CPUC. In July 2016, GSWC filed an answer to the formal complaint with the CPUC as well as a motion to dismiss the complaint. Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. The trial of this lawsuit is expected to begin during the first half of 2017. At this time, GSWC believes it has sufficient insurance coverage to cover any judgment entered in the civil suit pending in Superior Court. However, GSWC cannot predict the outcome of the Superior Court litigation, the dispute and litigation between its insurers, or the CPUC proceeding.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2016	2015	2016	2015
Water
Land	$15,393	$15,299	$15,393	$15,299
Intangible assets	36,291	34,848	36,273	34,830
Source of water supply	86,775	86,914	86,775	86,914
Pumping	169,983	161,668	169,983	161,668
Water treatment	74,980	72,238	74,980	72,238
Transmission and distribution	1,014,925	941,651	1,014,925	941,651
General	127,969	126,438	116,090	115,424
	1,526,316	1,439,056	1,514,419	1,428,024
Electric
Transmission and distribution	71,112	66,121	71,112	66,121
Generation	12,583	12,563	12,583	12,563
General (1)	10,314	9,797	10,314	9,797
	94,009	88,481	94,009	88,481

Less — accumulated depreciation	(532,753)	(529,698)	(524,927)	(522,749)
Construction work in progress	63,354	62,955	61,810	62,360
Net utility plant	$1,150,926	$1,060,794	$1,145,311	$1,056,116

(1)         Includes intangible assets of $1.2 million for the years ended December 31, 2016 and 2015 for studies performed in association with the electricity segment of the Registrant’s operations.

As of December 31, 2016 and 2015, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2016	2015	2016	2015
Intangible assets:
Conservation programs	3 years	$9,496	$9,496	$9,496	$9,496
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	19,487	18,044	19,487	18,044
Total intangible assets		37,678	36,235	37,107	35,664
Less — accumulated amortization		(28,108)	(26,291)	(28,001)	(26,196)
Intangible assets, net of amortization		$9,570	$9,944	$9,106	$9,468

Intangible assets not subject to amortization (3)		$427	$427	$409	$409

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2016 and 2015.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2016, 2015 and 2014, amortization of intangible assets was $1.9 million, $1.8 million and $1.9 million, respectively, for AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2017	$1,922
2018	1,922
2019	1,737
2020	1,609
2021	1,485
Total	$8,675

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regards to the future amortization expense of intangible assets.

Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2016 and 2015:

(dollars in thousands)	GSWC
Obligation at December 31, 2014	$3,234
Additional liabilities incurred	7
Accretion	209
Revision of previous estimates	707
Obligation at December 31, 2015	$4,157
Additional liabilities incurred	121
Liabilities settled	(112)
Accretion	227
Obligation at December 31, 2016	$4,393
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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of December 31, 2016, there was a $4.9 million unrealized loss in the memorandum account, with a corresponding unrealized loss liability for the purchased power contracts as a result of a drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of December 31, 2016 was approximately 352,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Balance, at beginning of the period	$(7,053)	$(3,339)
Unrealized gain (loss) on purchased power contracts	2,152	(3,714)
Balance, at end of the period	$(4,901)	$(7,053)

Note 5 — Military Privatization

Each of the Military Utility Privatization Subsidiaries have entered into a service contract with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are based upon the terms of the 50-year contract between ASUS or the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of each of these agreements, the Military Utility Privatization Subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewals and replacement capital work.  In addition, these contracts may also include firm, fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government.
Under the terms of each of these contracts, prices are to be redetermined every three years, following the first two years of the contract, or are subject to an economic price adjustment ("EPA") provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS is permitted to file, and has filed, requests for equitable adjustment ("REA"). Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.
In July 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water and wastewater systems at Eglin Air Force Base located in Florida. The contract is subject to annual economic price adjustments. ASUS is expected to begin operations at Eglin Air Force Base under its ECUS subsidiary in the spring of 2017.

ASUS has experienced delays in redetermining prices as required by the terms of these 50-year contracts. Interim rate increases have, at times, been implemented pending the outcome of these price redeterminations. Because of the delays, price redeterminations, when finally approved, can be retrospective and prospective. During 2016, the U.S. government approved various price redeterminations and/or economic price adjustments at four of the bases served. ASUS received approval from the U.S. government for these price redeterminations and/or economic price adjustments, which, in some cases, included retroactive operation and maintenance management fees for prior periods. In December 2016, ASUS recorded approximately $421,000 in retroactive operation and maintenance management fees and pretax operating income related to periods prior to 2016. During the third quarter of 2015, the U.S. government approved various price redeterminations, as well as asset transfers, which included retroactive operation and maintenance management fees for prior periods. As such, ASUS recorded approximately $3.0 million of retroactive revenues and pretax operating income during 2015 in connection with these contract modifications related to periods prior to 2015.

Costs and estimated earnings on contracts and amounts due from the U.S. government as of December 31, 2016 and 2015 are as follows:

(dollars in thousands)	2016	2015
Revenues (costs and estimated earnings) recognized on contracts	$104,830	$111,397
Less: Billings to date on contracts	(43,161)	(61,662)
	$61,669	$49,735

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts	$63,932	$53,499
Billings in excess of costs and estimated earnings on contracts	(2,263)	(3,764)
	$61,669	$49,735

Receivables from the U.S. government:
Billed receivables from the U.S. government	$8,467	$5,861
Unbilled receivables from the U.S. government (current)	6,691	1,309
Total	$15,158	$7,170

Note 6 — Earnings Per Share and Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR’s 2000, 2008 and 2016 employee plans, and the 2003 and 2013 directors' plans. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Net income	$59,743	$60,484	$61,058
Less: (a) Distributed earnings to common shareholders	33,408	32,690	32,125
Distributed earnings to participating securities	187	207	177
Undistributed earnings	26,148	27,587	28,756

(b) Undistributed earnings allocated to common shareholders	26,003	27,414	28,599
Undistributed earnings allocated to participating securities	145	173	157

Total income available to common shareholders, basic (a)+(b)	$59,411	$60,104	$60,724

Weighted average Common Shares outstanding, basic	36,552	37,389	38,658

Basic earnings per Common Share	$1.63	$1.61	$1.57

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000, 2008 and 2016 employee plans, and the 2003 and 2013 directors' plans, and net income. At December 31, 2016, there were 136,560 stock options outstanding under these plans. At December 31, 2016, there were also 209,932 restricted stock units outstanding including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2016	2015	2014
Common shareholders earnings, basic	$59,411	$60,104	$60,724
Undistributed earnings for dilutive stock options and restricted stock units	145	173	157
Total common shareholders earnings, diluted	$59,556	$60,277	$60,881

Weighted average Common Shares outstanding, basic	36,552	37,389	38,658
Stock-based compensation (1)	198	225	222
Weighted average Common Shares outstanding, diluted	36,750	37,614	38,880

Diluted earnings per Common Share	$1.62	$1.60	$1.57

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 136,560 stock options and 209,932 restricted stock units, including performance awards, at December 31, 2016 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2016, 2015 and 2014, AWR issued Common Shares totaling 56,900, 53,612 and 74,145, respectively, under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”), the 2000, 2008 and

2016 employee plans, and the 2003 and 2013 directors' plans. As of December 31, 2016, there are 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  In addition, during the years ended December 31, 2016, 2015 and 2014, AWR issued 12,546, 66,458 and 37,006 Common Shares for approximately $235,000, $1,198,000 and $589,000, respectively, as a result of the exercise of stock options.  During 2016, 2015 and 2014, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any subsidiaries of AWR.

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

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $374.8 million was available to pay dividends to AWR as of December 31, 2016. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $25.5 million, $62.0 million and $52.0 million were paid to AWR by GSWC during the years ended December 31, 2016, 2015 and 2014, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $247.1 million was available to pay dividends to AWR’s shareholders at December 31, 2016. Approximately $206.3 million was available for GSWC to pay dividends to AWR at December 31, 2016. Approximately $57.2 million was available for ASUS to pay dividends to AWR as of December 31, 2016 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.

Note 8 — Bank Debt

AWR has access to a syndicated credit facility, which expires in May 2018. In October 2016, AWR elected to increase the aggregate commitment as permitted under the terms of the facility agreement from $100.0 million to $150.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $9.9 million, with fees of 0.65% including: (i) a $5.4 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system, (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy, (iii) a letter of credit, in an amount of $585,000 as security for the purchase of power, (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In April 2016, Standard & Poor's Rating Services ("S&P") affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default). In December 2016, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC.

At December 31, 2016, there was $90.0 million outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the years ending December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands, except percent)	2016	2015
Balance Outstanding at December 31,	$90,000	$28,000
Interest Rate at December 31,	1.46%	1.09%
Average Amount Outstanding	$59,261	$4,112
Weighted Average Annual Interest Rate	1.20%	0.92%
Maximum Amount Outstanding	$96,000	$37,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2016, 2015 and 2014, AWR was in compliance with these requirements. As of December 31, 2016, AWR had an interest coverage ratio of 7.07 times interest expense, a debt ratio of 0.46 to 1.00 and a debt rating of A+ by S&P.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of notes and debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Each of the private placement notes issued by GSWC contain various restrictions. Private placement notes issued in the amount of $28 million due in 2031 contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum total indebtedness to capitalization ratio and a negative pledge. Pursuant to the terms of these notes, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2016, GSWC had an interest coverage ratio of over four times interest expense.  Other private placement notes issued by GSWC have similar requirements related to the maintenance of a total indebtedness to capitalization ratio, as discussed below.

In December 2014, GSWC issued $15.0 million in 3.45% private placement senior notes due in 2029. In 2005 and 2009, GSWC issued two senior private placement notes to CoBank, ACB ("CoBank") due in 2028 and 2019, respectively. Pursuant to the terms of these three notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization (EBITDA) of less than 8-to-1. As of December 31, 2016, GSWC had a total indebtedness to capitalization ratio of 0.4680-to-1 and a total indebtedness to EBITDA of 2.9-to-1.

Certain long-term debt issues outstanding as of December 31, 2016 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. With the exception of the 9.56% notes and the two senior notes issued to Co-Bank, as of December 31, 2016, the redemption premiums in effect are now zero. The 9.56% notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The senior notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%. The $15.0 million, 3.45% senior notes due in 2029 have similar redemption premiums.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  GSWC received a total of $8.6 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt in accordance with the terms of the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan was approved by the

CPUC and implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH equal to 80% of the amount loaned to GSWC. As of December 31, 2016, GSWC has a total of $5.4 million in letters of credit issued to CDPH.

Annual maturities of all long-term debt, including capitalized leases, at December 31, 2016 are as follows (in thousands):

Maturity as of December 31,
2017	$330
2018	325
2019	40,322
2020	346
2021	365
Thereafter	283,894
Total	$325,582

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.  Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate (“ETR”) and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.  The GSWC ETRs deviate from the statutory rate primarily due to state taxes and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items). The ETRs at the AWR consolidated level also fluctuate as a result of ASUS's state income taxes, which vary among the jurisdictions in which it operates, and certain permanent differences.

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

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2016 and 2015 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2016	2015	2016	2015
Deferred tax assets:
Regulatory-liability-related: ITC	$903	$952	$903	$952
Regulatory-liability-related: California Corp Franchise Tax	3,365	4,530	3,365	4,530
Other non-property-related	1,993	2,486	1,901	1,997
Contributions and advances	7,464	8,026	7,712	8,026
	$13,725	$15,994	$13,881	$15,505
Deferred tax liabilities:
Fixed assets	$(200,378)	$(178,004)	$(203,133)	$(179,660)
Regulatory-asset-related: depreciation and other	(24,402)	(21,658)	(24,402)	(21,658)
California Corp Franchise Tax	(2,033)	(2,440)	(2,208)	(3,051)
Other property-related	—	(66)	(68)	(65)
Balancing and memorandum accounts	(7,010)	(1,824)	(7,271)	(1,824)
Deferred charges	(4,429)	(4,849)	(4,597)	(4,905)
	(238,252)	(208,841)	(241,679)	(211,163)
Accumulated deferred income taxes - net	$(224,527)	$(192,847)	$(227,798)	$(195,658)

The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Current
Federal	$2,297	$21,866	$5,595
State	4,798	5,442	137
Total current tax expense	$7,095	$27,308	$5,732
Deferred
Federal	$26,715	$8,948	$24,815
State	925	1,475	7,501
Total deferred tax expense	27,640	10,423	32,316
Total income tax expense	$34,735	$37,731	$38,048

	GSWC
	Year Ended December 31,
(dollars in thousands)	2016	2015	2014
Current
Federal	$(3,115)	$16,196	$408
State	3,625	5,557	(2,754)
Total current tax expense	$510	$21,753	$(2,346)
Deferred
Federal	$25,864	$8,536	$24,373
State	2,235	2,183	9,979
Total deferred tax expense	28,099	10,719	34,352
Total income tax expense	$28,609	$32,472	$32,006

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2016	2015	2014
Federal taxes on pretax income at statutory rate	$33,067	$34,375	$34,687
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,029	4,843	4,781
Flow-through on fixed assets	994	626	651
Flow-through on pension costs	(247)	267	(507)
Flow-through on removal costs	(2,068)	(929)	(1,571)
Domestic production activities deduction	(78)	(1,560)	(643)
Investment tax credit	(83)	(88)	(91)
Other – net	121	197	741
Total income tax expense from operations	$34,735	$37,731	$38,048
Pretax income from operations	$94,478	$98,215	$99,106
Effective income tax rate	36.8%	38.4%	38.4%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2016	2015	2014
Federal taxes on pretax income at statutory rate	$26,452	$28,022	$27,952
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,118	5,151	4,693
Flow-through on fixed assets	994	626	651
Flow-through on pension costs	(247)	267	(507)
Flow-through on removal costs	(2,068)	(929)	(1,571)
Domestic production activities deduction	—	(1,268)	(55)
Investment tax credit	(82)	(88)	(91)
Other – net	442	691	934
Total income tax expense from operations	$28,609	$32,472	$32,006
Pretax income from operations	$75,578	$80,063	$79,863
Effective income tax rate	37.9%	40.6%	40.1%
AWR and GSWC had no unrecognized tax benefits at December 31, 2016, 2015 and 2014.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.”
At December 31, 2016, 2015 and 2014, AWR included $461,000, $504,000 and $504,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. AWR recognized no interest income or expense during the year ended December 31, 2015, and recognized $8,000 and $19,000 of interest income during the years ended December 31, 2016 and 2014, respectively. At December 31, 2016, 2015 and 2014, GSWC included $499,000, $512,000 and $472,000, respectively, of net interest receivables from taxing authorities in other current and noncurrent assets. GSWC recognized $3,000 of interest expense during the year ended December 31, 2015, and $7,000 and $14,000 of interest income from taxing authorities during the years ended December 31, 2016 and 2014, respectively.
At December 31, 2016, 2015 and 2014, Registrant had no significant accruals for income-tax-related penalties and had no significant income-tax-related penalties recognized during the years ended December 31, 2016, 2015 and 2014.
Registrant files federal and various state income tax returns.  AWR’s federal 2010 through 2012 refund claims were examined during 2015, and the Internal Revenue Service (“IRS”) completed its examination of them in February 2016. Its 2013-2015 tax years remain subject to examination by the IRS. AWR has filed protective refund claims with the applicable state taxing authority for the 2002 through 2008 tax years in connection with the matters on the federal claims for these years and other state tax matters. During 2012, the California Franchise Tax Board commenced examining these claims. The 2009-2015 tax years remain subject to examination by state taxing authorities.

Note 11 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2016, Registrant had 957 participants in the Pension Plan.
In January 2011, the Board of Directors approved an amendment to the Pension Plan, closing the plan to employees hired after December 31, 2010.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan. Registrant's existing 401(k) Investment Incentive Program was amended to include this defined contribution plan.  Under this plan, Registrant provides a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Participants will be fully vested in this plan once the employee attains three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the Pension Plan.
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
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2016 and 2015:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2016	2015	2016	2015
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$168,934	$185,184	$9,393	$12,326
Service cost	5,094	6,276	247	340
Interest cost	7,910	7,686	371	435
Actuarial (gain) loss	4,162	(24,413)	(715)	(3,375)
Benefits/expenses paid	(5,736)	(5,799)	(494)	(333)
Projected benefit obligation at end of year	$180,364	$168,934	$8,802	$9,393

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$142,174	$140,561	$10,614	$10,723
Actual return on plan assets	9,182	673	418	115
Employer contributions	5,252	6,739	—	109
Benefits/expenses paid	(5,736)	(5,799)	(494)	(333)
Fair value of plan assets at end of year	$150,872	$142,174	$10,538	$10,614

Funded Status:
Net amount recognized as accrued pension cost	$(29,492)	$(26,760)	$1,736	$1,221

	Pension Benefits		Post-Retirement Medical Benefits
(in thousands)	2016	2015	2016	2015
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$1,736	$1,221
Current liabilities	—	—	—	—
Non-current liabilities	(29,492)	(26,760)	—	—
Net amount recognized	$(29,492)	$(26,760)	$1,736	$1,221
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$—	$49	$—	$(34)
Net (gain) loss	25,828	21,921	(5,515)	(5,572)
Regulatory assets (liabilities)	25,828	21,970	(5,515)	(5,606)
Unfunded accrued pension cost	3,664	4,790	3,779	4,385
Net liability (asset) recognized	$29,492	$26,760	$(1,736)	$(1,221)

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$21,970	$39,170	$(5,606)	$(3,125)
Net loss (gain)	4,818	(15,292)	(644)	(2,997)
Amortization of prior service (cost) credit	(49)	(118)	34	200
Amortization of net gain (loss)	(911)	(1,790)	701	316
Total change in regulatory asset	3,858	(17,200)	91	(2,481)
Regulatory asset (liability) at end of year	$25,828	$21,970	$(5,515)	$(5,606)

Net periodic pension costs	$4,126	$6,075	$(606)	$(234)
Change in regulatory asset	3,858	(17,200)	91	(2,481)
Total recognized in net periodic pension cost and regulatory asset (liability)	$7,984	$(11,125)	$(515)	$(2,715)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Prior service (cost) credit	$—	$(49)	$—	$34
Net gain (loss)	$(835)	$(510)	$679	$599

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$180,364	$168,934	$8,802	$9,393
Accumulated benefit obligation	$165,998	$155,469	N/A	N/A
Fair value of plan assets	$150,872	$142,174	$10,538	$10,614

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.44%	4.65%	3.97%	4.25%
Rate of compensation increase	*	*	N/A	N/A
* Age-graded ranging from 3.0% to 8.0%.

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in GSWC's utility plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2016, 2015 and 2014 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$5,094	$6,276	$5,643	$247	$340	$348
Interest cost	7,910	7,686	7,520	371	435	495
Expected return on plan assets	(9,838)	(9,795)	(8,898)	(489)	(493)	(453)
Amortization of transition	—	—	—	—	—	418
Amortization of prior service cost (credit)	49	118	118	(34)	(200)	(200)
Amortization of actuarial (gain) loss	911	1,790	—	(701)	(316)	(330)
Net periodic pension cost under accounting standards	$4,126	$6,075	$4,383	$(606)	$(234)	$278
Regulatory adjustment - over collection	859	523	1,622	—	—	—
Total expense recognized, before allocation to overhead pool	$4,985	$6,598	$6,005	$(606)	$(234)	$278

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.65%	4.25%	5.10%	4.25%	3.80%	4.65%
Expected long-term return on plan assets	7.00%	7.00%	7.00%	*	*	*
Rate of compensation increase	**	4.00%	4.00%	N/A	N/A	N/A

*7.0% for union plan, 4.2% for non-union, net of income taxes in 2016, 2015 and 2014.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water regions and the general office and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2016, 2015, and 2014 GSWC's actual expense was lower than the amounts included in water and electric customer rates by $859,000, $523,000 and $1.6 million, respectively.  These over-collections have been recorded in the two-way pension balancing accounts included in regulatory assets. As of December 31, 2016, the pension balancing account had a $1.3 million net under-collection included in regulatory assets.

Plan Funded Status:
The Pension Plan was underfunded at December 31, 2016 and 2015.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the funded status is offset by a regulatory asset pursuant to guidance on accounting for the effects of certain types of regulation.

Plan Assets:
The assets of the pension and post-retirement medical plans are managed by a third party trustee. The investment policy allocation of the assets in the trust was approved by Registrant’s Administrative Committee (the “Committee”) for the pension and post-retirement medical funds, which has oversight responsibility for all retirement plans.  The primary objectives underlying the investment of the pension and post-retirement plan assets are: (i) attempt to maintain a fully funded status with a cushion for unexpected developments, possible future increases in expense levels, and/or a reduction in the expected return on investments, (ii) seek to earn long-term returns that compare favorably to appropriate market indexes, peer group universes and the policy asset allocation index, (iii) seek to provide sufficient liquidity to pay current benefits and expenses, (iv) attempt to limit risk exposure through prudent diversification, and (v) seek to limit costs of administering and managing the plans.

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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2016 and 2015, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2016	2015	2016	2015
Actual Asset Allocations:
Equity securities	57%	55%	58%	60%
Debt securities	38%	40%	39%	38%
Real Estate Funds	5%	5%	—%	—%
Cash equivalents	—%	—%	3%	2%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s Common Shares as of December 31, 2016 and 2015.

Target Asset Allocations for 2016:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

The Committee appointed a management firm to manage the Pension Plan assets effective February 2015. During 2015, the pension plan assets were allocated to collective trust funds managed by the management firm. The fair value of these collective trust funds are measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds are not categorized in the fair value hierarchy as of December 31, 2016.

The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2016 and 2015:

	Net Asset Value as of December 31, 2016
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$500	—	N/A	N/A
Fixed income fund	57,674	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	24,312	—	Daily	Daily
U.S. large cap funds	46,175	—	Daily	Daily
International funds	14,869	—	Daily	Daily
Total equity funds	85,356	—
Real estate funds	7,342	—	Daily	Daily
Total	$150,872	—

	Net Asset Value as of December 31, 2015
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$469	—	N/A	N/A
Fixed income fund	56,218	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,219	—	Daily	Daily
U.S. large cap funds	42,395	—	Daily	Daily
International funds	14,455	—	Daily	Daily
Total equity funds	78,069	—
Real estate funds	7,418	—	Daily	Daily
Total	$142,174	—

The collective trust funds may be invested or redeemed daily, and generally do not have any significant restrictions to redeem the investments.

As previously discussed in Note 4, accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the post-retirement medical plan are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments range in maturities from less than one to twenty years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the post-retirement plan's investment assets measured at fair value as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$360	—	—	$360
Fixed income	4,072	—	—	4,072
U.S. equity securities (large cap stocks)	6,106	—	—	6,106
Total investments measured at fair value	$10,538	—	—	$10,538

	Fair Value as of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$31	—	—	$31
Fixed income	4,182	—	—	4,182
U.S. equity securities (large cap stocks)	6,401	—	—	6,401
Total investments measured at fair value	$10,614	—	—	$10,614

Plan Contributions:
During 2016, Registrant contributed $5.3 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant currently expects to contribute approximately $6.2 million to its pension plan in 2017.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:
Estimated future benefit payments at December 31, 2016 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2017	$6,385	$560
2018	6,855	609
2019	7,354	633
2020	7,945	680
2021	8,542	768
Thereafter	51,307	3,719
Total	$88,388	$6,969

Assumptions:
Certain actuarial assumptions, such as the discount rate, long-term rate of return on plan assets, mortality, and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts. During 2015, Registrant updated other key assumptions used for the valuation of the pension, post-retirement medical and supplemental executive retirement plans.  These updates included: (i) updates in demographic assumptions, such as retirement and termination rates, to reflect recent changes in participant behavior, and (ii) salary increases based on Registrant’s recent and future expected experience.  These updates resulted in actuarial gains in the benefit obligations for the pension, post-retirement medical and supplemental executive retirement plans in 2015.

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 7.0% long-term rate of return on assets assumption for the union plan and 4.2% (net of income taxes) for the non-union plan portion of the post-retirement plan.

Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries ("SOA") released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assumed a longer life expectancy of participants as a result of the actuarial update to mortality tables. In 2016, the SOA published updated mortality tables reflecting three additional years of data and refined certain parameters used in developing the 2014 tables. Accordingly, as of December 31, 2016, the benefit obligation amounts reflect updates to the 2014 mortality tables. The updates to the mortality tables, as compared to those used prior to 2014, are expected to increase future annual net periodic costs.

Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2017 starts at 6.7% grading down to 4.7% in 2037 for those under age 65, and at 6.3% grading down to 4.5% in 2037 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$55	$(47)
Effect on post-retirement benefit obligation	$914	$(790)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits, which are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2016, the balance in the Rabbi Trust totaled $12.0 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$46	—	—	$46
Fixed income securities	4,801	—	—	4,801
Equity securities	7,149	—	—	7,149
Total investments measured at fair value	$11,996	—	—	$11,996

	Fair Value as of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$39	—	—	$39
Fixed income securities	3,903	—	—	3,903
Equity securities	5,924	—	—	5,924
Total investments measured at fair value	$9,866	—	—	$9,866

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2016 and 2015:

(dollars in thousands)	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$16,317	$15,926
Service cost	799	814
Interest cost	743	653
Actuarial (gain) loss	3,341	(683)
Benefits paid	(417)	(393)
Benefit obligation at end of year	$20,783	$16,317
Changes in Plan Assets:
Fair value of plan assets at beginning of year	—	—
Fair value of plan assets at end of year	—	—

Funded Status:
Net amount recognized as accrued cost	$(20,783)	$(16,317)

The change in actuarial gain/loss in the SERP was due, in part, to a decrease in the discount rate during 2016, while the discount rate increased during 2015.

(in thousands)	2016	2015
Amounts recognized on the balance sheets:
Current liabilities	$(419)	$(411)
Non-current liabilities	(20,364)	(15,906)
Net amount recognized	$(20,783)	$(16,317)
Amounts recognized in regulatory assets consist of:
Prior service cost	$11	$36
Net loss	6,463	3,416
Regulatory assets	6,474	3,452
Unfunded accrued cost	14,309	12,865
Net liability recognized	$20,783	$16,317

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$3,452	$4,683
Net (gain) loss	3,339	(683)
Amortization of prior service credit	(25)	(117)
Amortization of net loss	(292)	(431)
Total change in regulatory asset	3,022	(1,231)
Regulatory asset at end of year	$6,474	$3,452

Net periodic pension cost	$1,859	$2,015
Change in regulatory asset	3,022	(1,231)
Total recognized in net periodic pension and regulatory asset	$4,881	$784

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—
Prior service cost	(11)	(25)
Net loss	(777)	(292)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$20,783	$16,317
Accumulated benefit obligation	17,144	14,533
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.34%	4.61%
Rate of compensation increase	4.00%	4.00%

The components of SERP expense, before allocation to the overhead pool, for 2016, 2015 and 2014 are as follows:

(dollars in thousands, except percent)	2016	2015	2014
Components of Net Periodic Benefits Cost:
Service cost	$799	$814	$768
Interest cost	743	653	615
Amortization of prior service cost	25	117	161
Amortization of net loss	292	431	139
Net periodic pension cost	$1,859	$2,015	$1,683

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.61%	4.15%	5.05%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2016 for the next ten years are as follows (in thousands):

2017	$419
2018	664
2019	731
2020	1,246
2021	1,302
Thereafter	6,714
Total	$11,076

401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2016, 2015 and 2014 were $2.2 million, $2.1 million and $1.9 million, respectively. In 2011, this program was amended to incorporate the defined contribution plan previously discussed. Contributions to the defined contribution plan for the years ended December 31, 2016, 2015 and 2014 were $951,000, $755,000 and $568,000, respectively.

Note 12 — Stock-Based Compensation Plans

Summary Description of Stock Incentive Plans

AWR currently has five stock incentive plans: the 2000, 2008 and 2016 employee plans for its employees, and the 2003 and 2013 directors plans for directors, each more fully described below.

2000, 2008 and 2016 Employee Plans — AWR adopted these employee plans, following shareholder approval, to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of customers and shareholders.  The 2008 and 2016 employee plans also provide for the grant of performance awards. No additional grants may be made under the 2000 or 2008 employee plans.

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

For restricted stock unit awards, the Compensation Committee determines the specific terms, conditions and provisions relating to each restricted stock unit. Each employee who has been granted a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. In general, time-vested restricted stock units vest over a period of three years.  Restricted stock units may also vest upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, restricted stock units may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason. Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.

The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria is generally determined by the Compensation Committee following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability, with adjustments which take into account the shortened performance period for death and disability. In addition, performance awards may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason, subject to adjustments which take into account the shortened performance period.

2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. No more grants may be made under the 2003 directors plan.

From 2009 through 2014, non-employee directors received restricted stock units equal to two times the annual retainer. Since 2014, non-employee directors are entitled to receive restricted stock units in an amount determined by the board of directors. This amount may not exceed two times the annual retainer paid to directors. One-third of the restricted stock units granted in 2009 through 2012 were payable to each non-employee director at the earlier of the first, second and third anniversaries of the date of grant and the date of termination of service as a director.  Each non-employee director is entitled to receive restricted stock units granted after 2012 ninety days after the grant date. Restricted stock units credited to each non-employee director’s restricted stock unit account are at all times fully vested and non-forfeitable.

No stock options have been granted to directors since AWR’s 2006 annual meeting under the 2003 directors plan, and no stock options may be granted to directors under the 2013 directors plan.

All stock options, restricted stock units and performance awards have been granted with dividend equivalent rights payable in the form of additional restricted stock units.

Recognition of Compensation Expense

Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured by the Registrant at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Immediate vesting does occur if the employee is at least 55 years old and the sum of the employee’s age and years of employment is equal to or greater than 75. Registrant assumes that pre-vesting forfeitures will be minimal, and recognizes pre-vesting forfeitures as they occur, which results in a reduction in compensation expense.

The following table presents share-based compensation expenses for the years ended December 31, 2016, 2015 and 2014.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR's and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2016	2015	2014	2016	2015	2014
Stock-based compensation related to:
Restricted stock units	$2,538	$2,754	$2,222	$2,118	$2,443	$1,748
Total stock-based compensation expense	$2,538	$2,754	$2,222	$2,118	$2,443	$1,748

Equity-based compensation cost, capitalized as part of GSWC's utility plant for the years ended December 31, 2016, 2015 and 2014 was $155,000, $369,000 and $255,000, respectively, for both AWR and GSWC. For the years ended December 31, 2016, 2015 and 2014, AWR realized approximately $581,000, $877,000 and $533,000, respectively, of tax benefits from stock-based awards. For the years ended December 31, 2016, 2015 and 2014, GSWC realized approximately $501,000, $872,000 and $514,000, respectively, of tax benefits from stock-based awards.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2000 employee plan vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  No stock options have been granted under the 2008 employee plan. Time-vesting restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, and are distributed at the end of the performance period if the performance criteria set forth in the award agreement are satisfied.

Stock Options — There were no stock options granted during the years 2016, 2015 or 2014. A summary of stock option activity as of December 31, 2016 and changes during the year ended December 31, 2016, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	150,606	$17.39
Granted	—	—
Exercised	(12,546)	18.75
Forfeited or expired	(1,500)	16.87
Options outstanding at December 31, 2016	136,560	$17.27	1.92	$3,863,731
Options exercisable at December 31, 2016	136,560	$17.27	1.92	$3,863,731

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of the Common Shares on the last trading day of the 2016 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2016.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $308,000, $1,457,000 and $596,000, respectively.

During the years ended December 31, 2016, 2015 and 2014, Registrant received approximately $235,000, $1,198,000 and $589,000, respectively, in cash proceeds from the exercise of its stock options.

Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2016	111,335	$26.21
Granted	37,807	40.52
Vested	(40,555)	27.03
Forfeited	(858)	38.06
Restricted share units at December 31, 2016	107,729	$30.83

As of December 31, 2016, there was approximately $0.8 million of total unrecognized compensation cost related to restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a weighted average period of 1.42 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2016, 2015 and 2014, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years), subject to certain exceptions through the performance period. Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2016, 2015 and 2014 included various performance-based conditions and one market-based condition related to total shareholder return ("TSR") that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.

A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2016	131,953	$30.66
Granted	29,758	40.81
Performance criteria adjustment	(8,100)	28.09
Vested	(51,408)	27.82
Performance awards at December 31, 2016	102,203	$35.25
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2016, $879,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.53 years.

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

GSWC has contracts to purchase water or water rights for an aggregate amount of $5.3 million as of December 31, 2016.  Included in the $5.3 million is a commitment of $2.7 million to lease water rights from a third party under an agreement which expires in 2028. The remaining $2.6 million are commitments for purchased water with other third parties which expire through 2038.

GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2016 are as follows (in thousands):

2017	$409
2018	409
2019	409
2020	409
2021	409
Thereafter	3,225
Total	$5,270

Bear Valley Electric Service:

Generally, GSWC’s electric division purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  During 2014, GSWC's power purchases were based on month-to-month arrangements, as the previous long-term purchase power contract expired in 2013. However, GSWC began taking power pursuant to new purchased power contracts approved by the CPUC effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2016, GSWC's commitment under these contracts totaled approximately $18.1 million.

Operating Leases:

Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2016, 2015 and 2014, Registrant’s consolidated rent expense was approximately $2,298,000, $2,740,000 and $2,982,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

2017	$2,451
2018	2,106
2019	1,680
2020	1,347
2021	341
Thereafter	720
Total	$8,645

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
Claremont System:
In December 2014, the City of Claremont, California filed a complaint in eminent domain against GSWC. The trial determining the City of Claremont's right to seize the system by eminent domain concluded in August 2016. On December 9, 2016, the County of Los Angeles Superior Court issued a decision rejecting the City of Claremont’s attempt to take over GSWC’s Claremont water system. On February 2, 2017, the City of Claremont filed an appeal to the decision. At this time, Registrant is unable predict the outcome of the appeal.
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

On May 12, 2016, CMWD filed a complaint in eminent domain against GSWC. The complaint also included additional causes of action related to claims of potential damages resulting from any delay caused by GSWC seeking relief in the prior action regarding the use of Mello-Roos funds for such a taking of property. On June 28, 2016, FLOW filed for intervention as a plaintiff to also seek potential damages resulting from the additional causes of actions listed above as facilitated in their earlier filing to be granted class status. On October 25, 2016, the Court struck FLOW’s complaint in intervention and their claims for damages. At this time, management cannot predict whether FLOW will appeal the Court’s ruling, and cannot predict the outcome of this eminent domain proceeding. The Ojai water system has a net book value of approximately $22.5 million. GSWC serves approximately 3,000 customers in Ojai.

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

As of December 31, 2016, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2016, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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
 All activities of GSWC, a rate-regulated utility, are geographically located within California.  Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Year Ended December 31, 2016
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$302,931	$35,771	$97,385	$—	$436,087
Operating income (loss)	87,911	7,908	18,916	(19)	114,716
Interest expense, net	19,696	1,337	68	134	21,235
Utility Plant	1,089,031	56,280	5,615	—	1,150,926
Depreciation and amortization expense (1)	35,777	2,027	1,046	—	38,850
Income tax expense/(benefit)	25,894	2,715	6,672	(546)	34,735
Capital additions	120,850	7,063	1,954	—	129,867

	As Of And For The Year Ended December 31, 2015
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$328,511	$36,039	$94,091	$—	$458,641
Operating income (loss)	94,213	6,196	18,091	(11)	118,489
Interest expense, net	19,468	1,090	26	46	20,630
Utility Plant	1,005,114	51,002	4,678	—	1,060,794
Depreciation and amortization expense (1)	39,190	1,703	1,140	—	42,033
Income tax expense/(benefit)	30,302	2,170	6,069	(810)	37,731
Capital additions	77,440	8,704	1,179	—	87,323

	As Of And For The Year Ended December 31, 2014
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$326,672	$34,387	$104,732	$—	$465,791
Operating income (loss)	94,014	5,728	19,351	(48)	119,045
Interest expense, net	19,370	1,260	142	(82)	20,690
Utility Plant	953,678	45,202	4,640	—	1,003,520
Depreciation and amortization expense (1)	38,388	1,466	1,219	—	41,073
Income tax expense/(benefit)	30,410	1,596	7,038	(996)	38,048
Capital additions	66,304	4,584	1,665	—	72,553
____________________________
(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $259,000, $641,000 and $678,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

 The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2016	2015
Total utility plant	$1,150,926	$1,060,794
Other assets	319,567	283,165
Total consolidated assets	$1,470,493	$1,343,959

Note 16 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2016 and 2015 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$944	$892
Provision charged to expense	619	870
Accounts written off, net of recoveries	(799)	(818)
Balance at end of year	$764	$944

Allowance for doubtful accounts related to accounts receivable-customer	$702	$790
Allowance for doubtful accounts related to other accounts receivable	62	154
Total allowance for doubtful accounts	$764	$944

	GSWC
	December 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$919	$892
Provision charged to expense	627	845
Accounts written off, net of recoveries	(785)	(818)
Balance at end of year	$761	$919

Allowance for doubtful accounts related to accounts receivable-customer	$702	$790
Allowance for doubtful accounts related to other accounts receivable	59	129
Total allowance for doubtful accounts	$761	$919

Note 17 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Taxes and Interest Paid:
Income taxes paid	$10,916	$14,817	$15,984	$8,437	$1,541	$16,500
Interest paid, net of capitalized interest	22,305	21,822	22,236	22,078	21,797	22,184

Non-Cash Transactions:
Accrued payables for investment in utility plant	$17,236	$20,655	$13,147	$17,207	$20,655	$13,141
Property installed by developers and conveyed	5,395	3,284	800	5,395	3,284	800

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
American States Water Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American States Water Company and its subsidiaries (“the Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Golden State Water Company

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Golden State Water Company (the “Company”) at December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2017

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

Registrant’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is engaged to audit the consolidated financial statements included in this report in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to express an opinion on whether those consolidated financial statements fairly present, in all material respects, Registrant’s results of operations, financial position and cash flows. In addition, the effectiveness of AWR’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP. The result of their work is expressed in their Report of Independent Registered Public Accounting Firm.

/s/	ROBERT J. SPROWLS	/s/	EVA G. TANG
	Robert J. Sprowls		Eva G. Tang
	President and Chief Executive Officer		Chief Financial Officer,
Senior Vice President - Finance,
Treasurer and Corporate Secretary

February 23, 2017

Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. The business of Registrant is of a seasonal nature and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
Operating revenues	$93,527	$111,954	$123,806	$106,800	$436,087
Operating income	21,233	31,774	39,617	22,092	114,716
Net income	10,150	16,742	21,639	11,212	59,743
Basic earnings per share	0.28	0.46	0.59	0.30	1.63
Diluted earnings per share	0.28	0.45	0.59	0.30	1.62

	GSWC
	For The Year Ended December 31, 2016
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Year
Operating revenues	$76,885	$88,759	$98,763	$74,295	$338,702
Operating income	19,643	27,557	34,142	14,477	95,819
Net income	8,984	13,670	17,883	6,432	46,969

(1) As a result of the CPUC’s decision issued in GSWC’s water general rate case in December 2016, which was retroactive to January 1, 2016, the fourth quarter of 2016 reflects the retroactive impact of the new water rates related to GSWC’s first nine months of 2016. The retroactive adjustment was due to a decrease of approximately $5.2 million in the adopted water gross margin for the nine months ended September 30, 2016, resulting from the December decision, as compared to the recorded margin through September 30, 2016. In addition, the fourth quarter of 2016 reflects the recording by ASUS of retroactive operating revenues totaling $1.7 million related to the period ended September 30, 2016 as a result of the U.S. government’s concurrence with ASUS’s price redetermination for one of its contracts.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2016.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers;” and (iii) “Compensation Committee” and is incorporated herein by reference pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the caption entitled “Stock Ownership” and is incorporated herein by reference pursuant to General Instruction G(3).
Securities Authorized for Issuance under Equity Compensation Plans
AWR has made stock awards to its executive officers and managers under the 2000, 2008 and 2016 employee plans. It has also made stock awards to its non-employee directors under the 2003 and 2013 director plans. Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2016. This table does not include any Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by shareholders	345,143	$17.27	2,261,053
Equity compensation plans not approved by shareholders	0	0	0
Total	345,143	$17.27	2,261,053
____________________________

(1)
Amount shown in this column consists of 136,560 options outstanding under the 2000 employee plan and the 2008 employee plan, 52,205 time-vested restricted stock units outstanding under the 2008 employee plan (including dividend equivalents thereon with respect to declared dividends), and 248 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 100,854 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2008 employee plan and 55,276 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.

(2)	Amount shown in this column is for options granted only.

(3)
Amount shown in this column consists of 197,069 shares available under the 2003 directors plan, 148,441 shares available under the 2013 directors plan, 416,152 shares available under the 2008 employee plan, and 1,499,391 shares available under the 2016 employee plan. The only shares that may be issued under the 2003 directors plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units granted under the 2003 directors plan. The only shares that maybe issued under the 2008 employee plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units and performance awards granted under the 2008 employee plan. No additional stock awards may be granted under the 2000 employee plan, the 2003 directors plan or the 2008 employee plan.

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

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on November 21, 2014 (2)

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.11	American States Water Company 2000 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 20, 2015 (File No. 1-14431) (2)

10.12
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed October 28, 2016

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

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed March 25, 2016 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on May 21, 2015 (File No. 1-14431) (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on July 31, 2009 (File No. 1-14431) (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 but prior to January 1, 2015 incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on February 4, 2011 (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on February 3, 2017 (File No. 1-14431) (2)

10.25	Form of Indemnification Agreement for directors incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K for the period ended December 31, 2012 (1)(2)

10.26	2016 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.3 to Registrant’s Form 8-K filed on March 25, 2016 (2)

10.27	Form of 2016 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 25, 2016 (2)

10.28	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.29	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 1, 2014 (2)

10.30	2013 Non-Employee Directors Plan incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed March 25, 2016 (2)

10.31	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 2, 2014 (2)

10.32	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8- K filed on April 2, 2014 (2)

10.33	Form of Restricted Stock Unit Agreement for grants after December 31, 2014 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed January 29, 2016 (2)

10.36	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed February 3, 2017 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

23.1.1	Consent of Independent Registered Public Accounting Firm for GSWC (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
(c)  See Item 15(a)(2)

(1)            Filed concurrently herewith
(2)            Management contract or compensatory arrangement
(3)            Furnished concurrently herewith

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 23, 2017
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 23, 2017
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 23, 2017
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 23, 2017
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 23, 2017
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 23, 2017
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 23, 2017
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 23, 2017
Anne M. Holloway
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 23, 2017
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 23, 2017
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2016	2015
Assets

Cash and equivalents	$32	$836
Inter-company note receivables	76,931	12,000
Income taxes receivable and other receivables	—	11
Total current assets	76,963	12,847

Investments in subsidiaries	506,584	479,397
Deferred taxes and other assets	6,964	5,604
Total assets	$590,511	$497,848

Liabilities and Capitalization

Notes payable to bank	$90,000	$28,000
Income taxes payable	4,043	2,579
Inter-company payables	—	474
Deferred taxes and other liabilities	517	28
Total current liabilities	94,560	31,081

Deferred taxes	—	734
Income taxes payable and other liabilities	1,654	88
Total other liabilities	1,654	822

Common shareholders’ equity	494,297	465,945
Total capitalization	494,297	465,945

Total liabilities and capitalization	$590,511	$497,848

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Operating revenues and other income	$71	$98	$81
Operating expenses and other expenses	19	11	48
Income before equity in earnings of subsidiaries and income taxes	52	87	33

Equity in earnings of subsidiaries	59,145	59,587	60,029

Income before income taxes	59,197	59,674	60,062

Income tax expense (benefit)	(546)	(810)	(996)

Net income	$59,743	$60,484	$61,058

Weighted Average Number of Common Shares Outstanding	36,552	37,389	38,658
Basic Earnings Per Common Share	$1.63	$1.61	$1.57

Weighted Average Number of Diluted Common Shares Outstanding	36,750	37,614	38,880
Fully Diluted Earnings per Common Share	$1.62	$1.60	$1.57

Dividends Paid Per Common Share	$0.914	$0.874	$0.831

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities	$34,878	$57,682	$61,092

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(64,500)	(12,000)	19,668
Net cash provided (used) in investing activities	(64,500)	(12,000)	19,668

Cash Flows From Financing Activities:
Repurchase of Common Shares	—	(72,893)	(17,180)
Proceeds from note payable to GSWC	—	20,700	8,300
Repayment of note payable to GSWC	—	(20,700)	(8,800)
Proceeds from stock option exercises	235	1,198	589
Net change in notes payable to banks	62,000	28,000	—
Dividends paid	(33,408)	(32,690)	(32,111)
Other	(9)	(90)	(36)
Net cash provided (used) in financing activities	28,818	(76,475)	(49,238)

Change in cash and equivalents	(804)	(30,793)	31,522
Cash and equivalents at beginning of period	836	31,629	107

Cash and equivalents at the end of period	$32	$836	$31,629

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

Related Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) has access to a $150.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to its subsidiaries, in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2016 and 2015, there were no amounts outstanding under these notes.
AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks
     AWR (parent) has access to a syndicated credit facility, which expires in May 2018. In October 2016, AWR elected to increase the aggregate commitment as permitted under the terms of the facility agreement from $100.0 million to $150.0 million. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $9.9 million, with fees of 0.65% including: (i) a $5.4 million letter of credit representing a percentage of the outstanding American Recovery and Reinvestment Act (“ARRA”) funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system, (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy, (iii) a letter of credit in an amount of $585,000 as security for the purchase of power, (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova, and (v) an irrevocable letter of credit in the amount of $3.6 million, pursuant to a settlement agreement with Southern California Edison Company to cover GSWC’s commitment to pay the settlement amount. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. There were no compensating balances required.

Loans can be obtained at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In April 2016, Standard & Poor's Rating Services ("S&P") affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default). In December 2016, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC.

At December 31, 2016, there was $90.0 million outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the years ended December 31, 2016 and 2015 were as follows:

	December 31,
(in thousands, except percent)	2016	2015
Balance Outstanding at December 31,	$90,000	$28,000
Interest Rate at December 31,	1.46%	1.09%
Average Amount Outstanding	$59,261	$4,112
Weighted Average Annual Interest Rate	1.20%	0.92%
Maximum Amount Outstanding	$96,000	$37,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2016, AWR was in compliance with these covenants with an interest coverage ratio of 7.07 times interest expense, a debt ratio of 0.46 to 1.00 and a debt rating of A+.

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

Note 4 — Dividend from Subsidiaries
Dividends in the amount of $33.8 million, $62.0 million and $52.0 million were paid to AWR (parent) by its wholly-owned subsidiaries during the years ended December 31, 2016, 2015 and 2014, respectively.