Form 10-Q
period 2017-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2017-05-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017
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

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
American States Water Company

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
Golden State Water Company

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes ☐ No☒
Golden State Water Company	Yes ☐ No☒
As of April 28, 2017, the number of Common Shares outstanding, of American States Water Company was 36,616,192 shares. As of April 28, 2017, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the impact of opposition by GSWC customers to rate increases associated with the tiered rate structures as well as restrictions on water use mandated in California, which decreases adopted usage and increases customer rates;

•
the impact of condemnation actions on future GSWC revenues and other aspects of our business if we do not receive adequate compensation for the assets acquired, or recovery of all charges associated with the condemnation of these assets, and the impact on future revenues if we are no longer entitled to any portion of the revenues generated from these assets;

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the public if they should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions, or if safe construction and maintenance work sites are not maintained;

•	our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure;

•
our ability to recover increases in permitting costs and costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates;

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

•	changes in accounting treatment for regulated utilities;

•	effects of changes in or interpretations of tax laws, rates or policies;

•	changes in estimates used in ASUS’s revenue recognition under the percentage of completion method of accounting for certain construction activities;

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

•
delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services at military bases because of fiscal uncertainties over the funding of the U.S. government or otherwise;

•	delays in obtaining redetermination of prices or economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases because of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business or negotiating periodic price adjustments;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts;

•	competition for new military privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

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

•
potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption due to a cyber-attack or other cyber incident;

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

Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2016 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Property, Plant and Equipment
Regulated utility plant, at cost	$1,647,599	$1,670,238
Non-utility property, at cost	13,587	13,441
Total	1,661,186	1,683,679
Less - Accumulated depreciation	(524,027)	(532,753)
Net property, plant and equipment	1,137,159	1,150,926

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	21,161	20,836
Total other property and investments	22,277	21,952

Current Assets
Cash and cash equivalents	621	436
Accounts receivable — customers (less allowance for doubtful accounts of $672 in 2017 and $702 in 2016)	15,523	19,993
Unbilled receivable	19,916	24,391
Receivable from the U.S. government	9,021	8,467
Other accounts receivable (less allowance for doubtful accounts of $62 in 2017 and 2016)	1,903	3,151
Income taxes receivable	15,118	17,867
Materials and supplies, at average cost	4,817	4,294
Regulatory assets — current	50,915	43,296
Prepayments and other current assets	5,237	3,735
Costs and estimated earnings in excess of billings on contracts	42,170	41,245
Assets held for sale (Note 8)	26,838	—
Total current assets	192,079	166,875

Regulatory and Other Assets
Regulatory assets	101,068	102,985
Costs and estimated earnings in excess of billings on contracts	22,751	22,687
Other	4,934	5,068
Total regulatory and other assets	128,753	130,740

Total Assets	$1,480,268	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Capitalization
Common shares, no par value	$247,089	$247,232
Earnings reinvested in the business	250,855	247,065
Total common shareholders’ equity	497,944	494,297
Long-term debt	320,985	320,981
Total capitalization	818,929	815,278

Current Liabilities
Notes payable to banks	96,000	90,000
Long-term debt — current	336	330
Accounts payable	37,260	43,724
Income taxes payable	253	149
Accrued other taxes	6,576	9,112
Accrued employee expenses	13,064	12,304
Accrued interest	6,626	3,864
Unrealized loss on purchased power contracts	5,460	4,901
Billings in excess of costs and estimated earnings on contracts	743	2,263
Liabilities directly associated with assets held for sale (Note 8)	938	—
Other	11,417	11,297
Total current liabilities	178,673	177,944

Other Credits
Advances for construction	68,634	69,722
Contributions in aid of construction - net	120,173	120,518
Deferred income taxes	231,348	224,530
Unamortized investment tax credits	1,511	1,529
Accrued pension and other postretirement benefits	50,836	49,856
Other	10,164	11,116
Total other credits	482,666	477,271

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,480,268	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Operating Revenues
Water	$66,404	$66,312
Electric	10,502	10,573
Contracted services	21,904	16,642
Total operating revenues	98,810	93,527

Operating Expenses
Water purchased	12,106	13,799
Power purchased for pumping	1,597	1,632
Groundwater production assessment	3,375	2,700
Power purchased for resale	3,100	2,871
Supply cost balancing accounts	(1,749)	(3,415)
Other operation	6,160	6,966
Administrative and general	20,286	20,773
Depreciation and amortization	9,683	9,791
Maintenance	3,464	4,070
Property and other taxes	4,566	4,378
ASUS construction	11,484	8,729
Total operating expenses	74,072	72,294

Operating Income	24,738	21,233

Other Income and Expenses
Interest expense	(5,905)	(5,623)
Interest income	259	172
Other, net	464	181
Total other income and expenses	(5,182)	(5,270)

Income Before Income Tax Expense	19,556	15,963

Income tax expense	6,855	5,813

Net Income	$12,701	$10,150

Weighted Average Number of Common Shares Outstanding	36,590	36,521
Basic Earnings Per Common Share	$0.35	$0.28

Weighted Average Number of Diluted Shares	36,782	36,697
Fully Diluted Earnings Per Common Share	$0.34	$0.28

Dividends Paid Per Common Share	$0.242	$0.224

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$12,701	$10,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,744	9,965
Provision for doubtful accounts	157	41
Deferred income taxes and investment tax credits	6,225	2,266
Stock-based compensation expense	1,030	786
Other — net	(349)	191
Changes in assets and liabilities:
Accounts receivable — customers	4,097	2,625
Unbilled receivable	4,221	1,257
Other accounts receivable	1,318	945
Receivables from the U.S. government	(554)	1,785
Materials and supplies	(523)	235
Prepayments and other assets	(1,308)	(2,236)
Costs and estimated earnings in excess of billings on uncompleted contracts	(989)	1,277
Regulatory assets	(8,972)	(5,897)
Accounts payable	1,488	(3,091)
Income taxes receivable/payable	2,853	3,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,520)	1,776
Accrued pension and other post-retirement benefits	1,216	1,088
Other liabilities	(2,813)	873
Net cash provided	28,022	27,644

Cash Flows From Investing Activities:
Capital expenditures	(23,994)	(29,454)
Other investing activities — net	40	(79)
Net cash used	(23,954)	(29,533)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	35	126
Receipt of advances for and contributions in aid of construction	1,078	1,054
Refunds on advances for construction	(767)	(443)
Retirement or repayments of long-term debt	(83)	(77)
Proceeds from notes payable to banks	6,000	15,000
Dividends paid	(8,854)	(8,181)
Other	(1,292)	(1,497)
Net cash (used) provided	(3,883)	5,982
Net change in cash and cash equivalents	185	4,093
Cash and cash equivalents, beginning of period	436	4,364
Cash and cash equivalents, end of period	$621	$8,457

Non-cash transactions:
Accrued payables for investment in utility plant	$12,286	$21,017
Property installed by developers and conveyed	$101	$806

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Utility Plant
Utility plant, at cost	$1,647,599	$1,670,238
Less - Accumulated depreciation	(516,071)	(524,927)
Net utility plant	1,131,528	1,145,311

Other Property and Investments	19,047	18,719

Current Assets
Cash and cash equivalents	187	209
Accounts receivable-customers (less allowance for doubtful accounts of $672 in 2017 and $702 in 2016)	15,523	19,993
Unbilled receivable	14,755	17,700
Other accounts receivable (less allowance for doubtful accounts of $59 in 2017 and $59 in 2016)	1,229	1,959
Income taxes receivable from Parent	19,437	21,856
Materials and supplies, at average cost	4,030	3,724
Regulatory assets — current	50,915	43,296
Prepayments and other current assets	4,379	3,520
Assets held for sale (Note 8)	26,838	—
Total current assets	137,293	112,257

Regulatory and Other Assets
Regulatory assets	101,068	102,985
Other	4,800	4,906
Total regulatory and other assets	105,868	107,891

Total Assets	$1,393,736	$1,384,178

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2017	December 31, 2016
Capitalization
Common shares, no par value	$240,274	$240,482
Earnings reinvested in the business	216,987	206,288
Total common shareholder’s equity	457,261	446,770
Long-term debt	320,985	320,981
Total capitalization	778,246	767,751

Current Liabilities
Inter-company payable	58,497	61,726
Long-term debt — current	336	330
Accounts payable	29,256	34,648
Accrued other taxes	6,283	8,870
Accrued employee expenses	11,463	10,983
Accrued interest	6,336	3,588
Unrealized loss on purchased power contracts	5,460	4,901
Liabilities directly associated with assets held for sale (Note 8)	938	—
Other	10,933	10,925
Total current liabilities	129,502	135,971

Other Credits
Advances for construction	68,634	69,722
Contributions in aid of construction — net	120,173	120,518
Deferred income taxes	234,754	227,798
Unamortized investment tax credits	1,511	1,529
Accrued pension and other postretirement benefits	50,836	49,856
Other	10,080	11,033
Total other credits	485,988	480,456

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,393,736	$1,384,178

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2017 AND 2016

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating Revenues
Water	$66,404	$66,312
Electric	10,502	10,573
Total operating revenues	76,906	76,885

Operating Expenses
Water purchased	12,106	13,799
Power purchased for pumping	1,597	1,632
Groundwater production assessment	3,375	2,700
Power purchased for resale	3,100	2,871
Supply cost balancing accounts	(1,749)	(3,415)
Other operation	4,553	6,083
Administrative and general	15,298	16,516
Depreciation and amortization	9,438	9,530
Maintenance	2,921	3,539
Property and other taxes	4,190	3,987
Total operating expenses	54,829	57,242

Operating Income	22,077	19,643

Other Income and Expenses
Interest expense	(5,757)	(5,570)
Interest income	237	170
Other, net	465	181
Total other income and expenses	(5,055)	(5,219)

Income Before Income Tax Expense	17,022	14,424

Income tax expense	6,273	5,440

Net Income	$10,749	$8,984

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$10,749	$8,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,499	9,705
Provision for doubtful accounts	157	62
Deferred income taxes and investment tax credits	6,364	2,308
Stock-based compensation expense	806	578
Other — net	(367)	180
Changes in assets and liabilities:
Accounts receivable — customers	4,097	2,625
Unbilled receivable	2,691	1,684
Other accounts receivable	800	597
Materials and supplies	(306)	515
Prepayments and other assets	(676)	(1,765)
Regulatory assets	(8,972)	(5,897)
Accounts payable	2,531	74
Inter-company receivable/payable	(729)	(242)
Income taxes receivable/payable from/to Parent	2,419	3,148
Accrued pension and other post-retirement benefits	1,216	1,088
Other liabilities	(3,271)	411
Net cash provided	27,008	24,055

Cash Flows From Investing Activities:
Capital expenditures	(23,707)	(28,961)
Note receivable from AWR parent	—	(4,000)
Receipt of payment of note receivable from AWR parent	—	4,000
Other investing activities — net	40	(79)
Net cash used	(23,667)	(29,040)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,078	1,054
Refunds on advances for construction	(767)	(443)
Retirement or repayments of long-term debt	(83)	(77)
Net change in inter-company borrowings	(2,500)	15,000
Dividends paid	—	(8,300)
Other	(1,091)	(1,264)
Net cash (used) provided	(3,363)	5,970

Net change in cash and cash equivalents	(22)	985
Cash and cash equivalents, beginning of period	209	2,501
Cash and cash equivalents, end of period	$187	$3,486

Non-cash transactions:
Accrued payables for investment in utility plant	$12,286	$21,010
Property installed by developers and conveyed	$101	$806

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”) and Emerald Coast Utility Services ("ECUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three months ended March 31, 2017 and 2016. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

AWR owns all the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding Common Shares of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC.

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During each of the three-month periods ended March 31, 2017 and 2016, GSWC allocated to ASUS approximately $1.0 million of corporate office administrative and general costs. In addition, AWR has a $150.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility.

In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of March 31, 2017 and 2016, there were no amounts outstanding under these Notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customer, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $827,000 and $867,000 for the three months ended March 31, 2017 and 2016, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Recently Issued Accounting Pronouncements:
In March 2016, the FASB issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) will be required to be recorded through the income statement rather than through equity, further increasing the volatility of income tax expense. The new standard also removes the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. Income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are recorded to the income tax provision, instead of to Registrant's shareholders' equity, which can impact the effective tax rate. The standard was effective January 1, 2017 and did not have a significant impact on Registrant's net earnings (see Note 6). On a prospective basis, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows.

In May 2014, the FASB issued updated accounting guidance on revenue recognition. Under this guidance, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant intends to use the modified retrospective approach beginning January 1, 2018. Management continues to assess all potential impacts of the standard, and does not believe the new standard will have an impact on GSWC's revenues for water and electric services. In instances where construction contracts contain more than one distinct good or service, as defined by the standard, the new standard may affect the timing of when Registrant recognizes contracted services revenue.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new guidance, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined the effect of the standard on the Company's ongoing financial reporting.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation of the cost of defined benefit pension plans and other retirement benefits. Under current GAAP, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of various deferred items), are aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component will continue to be presented as operating costs, while all other components of net benefit cost will be presented outside of operating income. The adopted changes do not change any of the recognition and measurement provisions of current retirement benefits accounting. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its statements of income, and expects to adopt the standard beginning in 2018.

Note 2 — Regulatory Matters:
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2017, Registrant had approximately $58.0 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $26.6 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $5.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES' purchase power contracts over the term of the contracts, and $20.7 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	March 31, 2017	December 31, 2016
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$55,298	$47,340
Costs deferred for future recovery on Aerojet case	11,705	11,820
Pensions and other post-retirement obligations (Note 7)	27,452	28,118
Derivative unrealized loss (Note 4)	5,460	4,901
Flow-through taxes, net (Note 6)	20,708	20,134
Low income rate assistance balancing accounts	8,502	8,272
General rate case memorandum accounts	14,689	13,929
Other regulatory assets	17,477	17,633
Various refunds to customers	(5,304)	(5,866)
Total	$155,987	$146,281
 Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2016.
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
GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2016.  For the three months ended March 31, 2017 and 2016, surcharges (net of surcredits) of approximately $4.0 million and $1.4 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts.  During the three months ended March 31, 2017, GSWC recorded additional net under-collections of $11.6 million in the WRAM/MCBA accounts. As of March 31, 2017, GSWC had a net aggregated regulatory asset of $55.3 million which is comprised of a $40.0 million under-collection in the WRAM accounts and $15.3 million under-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  In April 2012, the CPUC set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. As of March 31, 2017, the recovery periods for GSWC's WRAM/MCBA balances are primarily within the 12 to 18-month period; however, there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances that are greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount is being recognized as revenue when it is determined that it will be collected within 24 months and, therefore, approximately $320,000 and $910,000 was recognized during the first quarter of 2017 and during the year ended December 31, 2016, respectively, with the remaining balance to be recognized in future periods.
Water General Rate Case:
In December 2016, the CPUC issued a decision in GSWC's water general rate case for all its water ratemaking areas and the general office to determine new rates for the years 2016, 2017 and 2018. The new rates approved were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of some minor rate calculations in the December 2016 decision, which the CPUC completed and subsequently issued a final decision in March 2017. Any revenue shortfall due to differences between the actual rates charged in 2016 and early 2017 while the decision was still pending and the new rates adopted in the March 2017 final decision will be recovered through a rate surcharge. The new rates were implemented in April 2017.
Because of the delay in the final decision, GSWC accumulated $10.2 million in its general rate case memorandum accounts as of March 31, 2017, the majority of which were accumulated during 2016, representing the rate difference between interim rates and final rates authorized by the CPUC in March 2017, retroactive to January 1, 2016. Surcharges are expected to be implemented later in 2017 to recover the retroactive rate difference over approximately 12 - 24 months for the majority of GSWC's water ratemaking areas.
Other Regulatory Matters:
Cost of capital application
In early April 2017, GSWC filed its water cost of capital application with the CPUC. The application filed with the CPUC recommends an overall weighted return on rate base of 9.11%, including an updated cost of debt of 6.6% and a return on equity ("ROE") of 11%. The current authorized return on rate base is 8.34%, including an ROE of 9.43%. A decision on the application is scheduled to be received by the end of 2017 and to become effective January 1, 2018. At this time, management cannot predict the outcome of this application and whether the CPUC will approve GSWC's request.
     Formal Complaint Filed with the CPUC
In June 2016, a third party filed a formal complaint with the CPUC against GSWC about a water main break that occurred in 2014 causing damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building and the delay of its repairs, and order GSWC to immediately complete repairs. GSWC believes it has reasonable defenses to the complaint filed with the CPUC. In July 2016, GSWC filed an answer to the formal complaint with the CPUC as well as a motion to dismiss the complaint. Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. The trial of this lawsuit is expected to begin in May 2017. GSWC believes it has sufficient insurance coverage to cover any judgment entered in the civil suit pending in Superior Court. However, GSWC cannot predict the outcome of the Superior Court litigation, the dispute and litigation between its insurers, or the CPUC proceeding, and as a result, cannot make an estimate of a loss or range of loss, if any, at this time.

Note 3 — Earnings per Share/Capital Stock:
     In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR's Stock Incentive Plans for employees and the Non-Employee Directors Stock Plans.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Net income	$12,701	$10,150
Less: (a) Distributed earnings to common shareholders	8,854	8,181
Distributed earnings to participating securities	42	45
Undistributed earnings	3,805	1,924

(b) Undistributed earnings allocated to common shareholders	3,787	1,914
Undistributed earnings allocated to participating securities	18	10

Total income available to common shareholders, basic (a)+(b)	$12,641	$10,095

Weighted average Common Shares outstanding, basic	36,590	36,521

Basic earnings per Common Share	$0.35	$0.28

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable pursuant to stock options and restricted stock units granted under AWR’s Stock Incentive Plans for employees and the Non-Employee Directors Stock Plans, and net income. At March 31, 2017 and 2016, there were 120,138 and 142,402 options outstanding, respectively, under these Plans. At March 31, 2017 and 2016, there were also 194,031 and 215,129 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Common shareholders earnings, basic	$12,641	$10,095
Undistributed earnings for dilutive stock-based awards	18	10
Total common shareholders earnings, diluted	$12,659	$10,105

Weighted average common shares outstanding, basic	36,590	36,521
Stock-based compensation (1)	192	176
Weighted average common shares outstanding, diluted	36,782	36,697

Fully diluted earnings per Common Share	$0.34	$0.28

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 120,138 and 142,402 stock options at March 31, 2017 and 2016, respectively, were deemed to be outstanding in accordance with the accounting guidance on earnings per share.  All the 194,031 and 215,129 restricted stock units at March 31, 2017 and 2016, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2017 and 2016.

No stock options outstanding at March 31, 2017 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2017. There were no stock options outstanding at March 31, 2017 or 2016 that were anti-dilutive.

During the three months ended March 31, 2017 and 2016, AWR issued 44,832 and 52,153 common shares for approximately $35,000 and $126,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the Stock Incentive Plans for employees, and the Non-Employee Directors Stock Plans.

During the three months ended March 31, 2017 and 2016, AWR paid quarterly dividends of approximately $8.9 million, or $0.242 per share, and $8.2 million, or $0.224 per share, respectively.

Note 4 — Derivative Instruments:
Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a commodity. BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to immediately execute new long-term purchased power contracts with energy providers on December 9, 2014. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of March 31, 2017, there was a $5.5 million unrealized loss in the memorandum account for the purchased power contracts due to the drop in energy prices since entering into the contracts. The notional volumes remaining under these long-term contracts as of March 31, 2017 was approximately 306,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Fair value at beginning of the period	$(4,901)	$(7,053)
Unrealized loss on purchased power contracts	(559)	(192)
Fair value at end of the period	$(5,460)	$(7,245)

Note 5 — Fair Value of Financial Instruments:
     For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.
Investments held in a Rabbi Trust for the supplemental executive retirement plan are measured at fair value and totaled $12.5 million as of March 31, 2017. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2017 and December 31, 2016 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2017 valuation decreased as compared to December 31, 2016, increasing the fair value of long-term debt as of March 31, 2017. Changes in the assumptions will produce differing results.

	March 31, 2017		December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,499	$423,378	$325,582	$423,124

(1)           Excludes debt issuance costs and redemption premiums.

Note 6 — Income Taxes:
AWR's consolidated effective tax rate (“ETR”) was 35.1% for the three months ended March 31, 2017 as compared to 36.4% for the three months ended March 31, 2016. GSWC's ETR was 36.9% for the three months ended March 31, 2017 as compared to 37.7% for the three months ended March 31, 2016. For the three months ended March 31, 2017, the ETR was affected by the adoption of the new accounting standard update for share-based payments (see Note 1). Under the new guidance, the tax effects related to share-based payments are recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") and tax deficiencies ("shortfalls") were recorded directly to equity. AWR and GSWC adopted the guidance effective January 1, 2017 and, therefore, all excess tax benefits resulting from share-based payments during the three months ended March 31, 2017 were reflected in the income statements, which resulted in a reduction to income tax expense for AWR and GSWC of approximately $412,000 and $374,000, respectively.
For the three months ended March 31, 2017 and 2016, the ETR at the AWR consolidated level also fluctuated as a result of certain permanent differences recorded at AWR (parent) and ASUS and its subsidiaries, as well as state taxes recorded at AWR (parent) and ASUS and its subsidiaries (where the amounts of state taxes vary among the jurisdictions in which they operate). For the three months ended March 31, 2017 and 2016, GSWC's ETR also deviated from the statutory rate due to state tax and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items). As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax provision consistent with the income tax approach approved by the CPUC for ratemaking purposes. Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the ETR and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise.
Changes in Tax Law:
In December 2015, the Protecting Americans From Tax Hikes Act of 2015 extended bonus depreciation for qualifying property through 2019. For 2015 through 2017, bonus depreciation was extended at a 50% rate. For 2018 and 2019, bonus depreciation will be phased down to 40% and 30%, respectively. Although the change in law reduces AWR’s current taxes payable over these years, it does not reduce its total income tax expense or ETR.

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and Supplemental Executive Retirement Plan ("SERP") for the three months ended March 31, 2017 and 2016 are as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$1,251	$1,232	$59	$68	$232	$200
Interest cost	1,967	1,930	85	97	223	186
Expected return on plan assets	(2,610)	(2,460)	(122)	(122)	—	—
Amortization of prior service cost (benefit)	—	12	—	(9)	3	6
Amortization of actuarial (gain) loss	209	127	(170)	(150)	194	73
Net periodic pension cost under accounting standards	817	841	(148)	(116)	652	465
Regulatory adjustment — deferred	433	359	—	—	—	—
Total expense recognized, before allocation to overhead pool	$1,250	$1,200	$(148)	$(116)	$652	$465
Registrant expects to contribute approximately $6.2 million to its pension plan during 2017.
Regulatory Adjustment:

As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2017, GSWC has a total $900,000 net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

Note 8 — Contingencies and Assets Held for Sale:

Condemnation of Properties:

The laws of the State of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so is necessary and in the public interest. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is necessary and in the public interest, and (ii) is entitled to receive the fair market value of its property if the property is ultimately taken.
Claremont System:
In December 2014, the City of Claremont, California filed a complaint in eminent domain against GSWC. The trial determining the City of Claremont's right to seize the system by eminent domain concluded in August 2016. On December 9, 2016, the County of Los Angeles Superior Court issued a decision rejecting the City of Claremont’s attempt to take over GSWC’s Claremont water system. On February 2, 2017, the City of Claremont filed an appeal to the decision. Registrant is unable predict the outcome of the appeal. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
On April 12, 2017, the Board of Directors of Casitas Municipal Water District (“Casitas”) approved a settlement agreement with GSWC, and a group of citizens referred to as Ojai Friends of Locally Owned Water (“Ojai FLOW”) to resolve the eminent domain action and other litigation brought by Casitas and Ojai FLOW against GSWC. Under the terms of the settlement agreement, Casitas will acquire the operating assets of GSWC’s Ojai water system by eminent domain for approximately $34.5 million in cash, including payments for customer receivables and regulatory assets subject to a post-closing final reconciliation. Under the agreement, Casitas and Ojai FLOW have also agreed to dismiss all claims against GSWC, which claims sought damages against GSWC stemming from Casitas’ proposal to issue bonds to finance the acquisition of GSWC’s Ojai water system. The transaction is expected to close in June 2017 following satisfaction of all closing conditions. Upon closing, GSWC expects to recognize a pretax gain on the sale of assets of approximately $8.0 million.

As of March 31, 2017, the assets and liabilities related to the Ojai water system to be acquired and assumed by Casitas have been classified as assets and liabilities held for sale on Registrant's balance sheets as follows:

Assets and liabilities held for sale
(dollars in thousands)	March 31, 2017

Net utility plant, including CWIP	$22,435
Accounts receivable and unbilled revenues	399
Regulatory assets	4,004
Assets held for sale	$26,838

Advances	$(383)
Contribution in aid of construction - net	(555)
Liabilities directly associated with assets held for sale	$(938)

Environmental Clean-Up and Remediation:
GSWC has been involved in environmental remediation and cleanup at a plant site ("Chadron Plant") that contained an underground storage tank which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that off-site monitoring wells may be necessary to document effectiveness of remediation.
As of March 31, 2017, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2017, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Other Litigation:
     Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business; however, insurance coverage may not cover certain claims involving punitive damages. Registrant is unable to predict an estimate of the loss, if any, resulting from any pending suits or administrative proceedings.

Note 9 — Business Segments:

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Florida, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of the Military Utility Privatization Subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance, and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.

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

	As Of And For The Three Months Ended March 31, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$66,404	$10,502	$21,904	$—	$98,810
Operating income (loss)	19,264	2,813	2,665	(4)	24,738
Interest expense, net	5,145	375	74	52	5,646
Utility plant	1,075,513	56,015	5,631	—	1,137,159
Depreciation and amortization expense (1)	8,901	537	245	—	9,683
Income tax expense (benefit)	5,485	788	861	(279)	6,855
Capital additions	22,984	723	287	—	23,994

	As Of And For The Three Months Ended March 31, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$66,312	$10,573	$16,642	$—	$93,527
Operating income (loss)	17,408	2,235	1,592	(2)	21,233
Interest expense, net	5,075	325	7	44	5,451
Utility plant	1,022,525	51,873	4,920	—	1,079,318
Depreciation and amortization expense (1)	9,023	507	261	—	9,791
Income tax expense (benefit)	4,586	854	573	(200)	5,813
Capital additions	28,141	820	493	—	29,454

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $61,000 and $175,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	March 31,
	2017	2016
Total utility plant	$1,137,159	$1,079,318
Other assets (2)	343,109	289,573
Total consolidated assets	$1,480,268	$1,368,891

(2)         As of March 31, 2017, includes assets held for sale related to GSWC's Ojai water system (see Note 8).

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
The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with generally accepted accounting principles ("GAAP") in the United States of America, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the section titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under Forward-Looking Information.

Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in GSWC's water general rate case, which will set new rates for the years 2016 - 2018. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of some minor rate calculations in the December 2016 decision, which the CPUC completed and subsequently issued a final decision in March 2017. Any revenue shortfall due to differences between the actual rates charged in 2016 and early 2017 while the decision was still pending, and the rates adopted in the final decision will be recovered through a rate surcharge. The new 2017 rates, which are effective and retroactive to January 1, 2017, were implemented in April 2017. The new rates and adopted supply costs are expected to increase the adopted water gross margin in 2017 by approximately $3.7 million as compared to 2016.

Ojai Water System
On April 12, 2017, the Board of Directors of Casitas Municipal Water District (“Casitas”) approved a settlement agreement with GSWC, and a group of citizens referred to as Ojai Friends of Locally Owned Water (“Ojai FLOW”) to resolve the eminent domain action and other litigation brought by Casitas and Ojai FLOW against GSWC. Under the terms of the settlement agreement, Casitas will acquire the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for approximately $34.5 million in cash, including payments for customer receivables and regulatory assets subject to a post-closing final reconciliation. Casitas and Ojai FLOW have also agreed to dismiss all claims against GSWC, which claims sought damages against GSWC stemming from Casitas’ proposal to issue bonds to finance the acquisition of GSWC’s Ojai water system. The transaction is expected to close in June 2017 following satisfaction of all closing conditions. Upon closing, GSWC expects to recognize a pretax gain on the sale of assets of approximately $8.0 million. The proceeds received in this transaction are expected to temporarily lower GSWC’s short-term borrowings. Management will evaluate the long-term use of the proceeds.

Summary of First Quarter Results by Segment
     The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2017	3/31/2016	CHANGE
Water	$0.25	$0.22	$0.03
Electric	0.04	0.03	0.01
Contracted services	0.05	0.03	0.02
Consolidated diluted earnings per share, as reported	$0.34	$0.28	$0.06
Water Segment:
For the three months ended March 31, 2017, diluted earnings per share from the water segment increased by $0.03 to $0.25 per share as compared to the same period in 2016. The following two items from other periods affected the results and comparability of the three months ended March 31, 2017 and 2016, and offset on a quarter-over-quarter basis:

•
A decrease in the water gross margin of $1.5 million was not reflected in the results for the three months ended March 31, 2016 due to the delay by the California Public Utilities Commission (“CPUC”) in issuing a decision on the water general rate case. The water gross margin recorded through March 31, 2016 reflected GSWC's stipulated position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in its entirety related to capital expenditure requests and executive compensation. The final decision authorized 87% of GSWC’s capital requests in customer rates, and allowed only a portion of the executive incentive programs. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million to the water gross margin was recorded in the fourth quarter of 2016 related to the first three quarters of 2016. Approximately $1.5 million of this amount would have lowered the water gross margin in the first quarter of 2016 had the CPUC decision been issued on time.

•
A one-time recovery totaling $1.5 million related to the CPUC’s approval of GSWC’s drought memorandum account. In February 2017, the CPUC approved recovery of incremental drought-related costs, which were previously expensed in prior years and related to California's drought state of emergency. As a result of the approval by the CPUC, during the first quarter of 2017, GSWC recorded a regulatory asset and a corresponding increase to pretax earnings of approximately $1.5 million associated with drought-related items, of which approximately $1.2 million was recorded as a reduction to operation-related expenses and approximately $260,000 was recorded as additional revenue.

Excluding the two items discussed above, these major items impacted the comparability of the two periods in the water segment results:

•	Overall, the water gross margin increased by approximately $685,000 due primarily to CPUC-approved second-year rate increases effective January 1, 2017, and

•
Total operating expenses (excluding supply costs) decreased by approximately $1.2 million reflecting primarily lower (i) legal and other outside service costs related to condemnation matters, and (ii) maintenance expense.

Electric Segment:
For the three months ended March 31, 2017, diluted earnings from the electric segment increased by $0.01 per share to $0.04 per share as compared to the same period in 2016. The increase was mostly due to a decrease in (i) overall operating expenses (excluding supply costs) resulting primarily from additional costs incurred in 2016 in response to power outages caused by severe winter storms experienced in January 2016, as well as lower costs incurred in 2017 associated with the CPUC-approved energy efficiency and solar programs, and (ii) the effective income tax rate for the electric segment due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements.
Contracted Services Segment:
For the three months ended March 31, 2017, diluted earnings per share from contracted services increased by $0.02 to $0.05 per share as compared to the same period in 2016. There was an overall increase in construction activity as well as improved cost efficiencies during the first quarter of 2017. There was also an increase in management fee revenue due to the successful resolution of price redeterminations, economic price adjustments and asset transfers throughout 2016. These increases to earnings were partially offset by higher operations and maintenance costs mostly due to transition activities and the joint inventory study being conducted at Eglin Air Force Base in Florida. In accordance with the 50-year contract with the U.S. government, ASUS receives revenues to help cover much of the costs of the transition in operations of Eglin. ASUS is expected to assume operation of the water and wastewater systems at Eglin Air Force Base by mid-2017. There were also increases in outside services related to business development, compliance and security analysis, and labor and employee-related training costs.

Consolidated Results of Operations — Three Months Ended March 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$66,404	$66,312	$92	0.1%
Electric	10,502	10,573	(71)	(0.7)%
Contracted services	21,904	16,642	5,262	31.6%
Total operating revenues	98,810	93,527	5,283	5.6%

OPERATING EXPENSES
Water purchased	12,106	13,799	(1,693)	(12.3)%
Power purchased for pumping	1,597	1,632	(35)	(2.1)%
Groundwater production assessment	3,375	2,700	675	25.0%
Power purchased for resale	3,100	2,871	229	8.0%
Supply cost balancing accounts	(1,749)	(3,415)	1,666	(48.8)%
Other operation	6,160	6,966	(806)	(11.6)%
Administrative and general	20,286	20,773	(487)	(2.3)%
Depreciation and amortization	9,683	9,791	(108)	(1.1)%
Maintenance	3,464	4,070	(606)	(14.9)%
Property and other taxes	4,566	4,378	188	4.3%
ASUS construction	11,484	8,729	2,755	31.6%
Total operating expenses	74,072	72,294	1,778	2.5%

OPERATING INCOME	24,738	21,233	3,505	16.5%

OTHER INCOME AND EXPENSES
Interest expense	(5,905)	(5,623)	(282)	5.0%
Interest income	259	172	87	50.6%
Other, net	464	181	283	156.4%
	(5,182)	(5,270)	88	(1.7)%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	19,556	15,963	3,593	22.5%
Income tax expense	6,855	5,813	1,042	17.9%

NET INCOME	$12,701	$10,150	$2,551	25.1%

Basic earnings per Common Share	$0.35	$0.28	$0.07	25.0%

Fully diluted earnings per Common Share	$0.34	$0.28	$0.06	21.4%

Operating Revenues:
     General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on price redeterminations, economic price adjustments and equitable adjustments by the U.S. government to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or price redeterminations and other contract adjustments are not granted timely, operating revenues and earnings may be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
Revenues from water operations for the three months ended March 31, 2017 and 2016 were approximately $66 million for both periods. A decrease in water revenues of approximately $733,000 was not reflected in the results for the three months ended March 31, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. As previously discussed, the water gross margin recorded through March 31, 2016 reflected GSWC's stipulated position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in its entirety related to capital expenditure requests and executive compensation. The final decision authorized 87% of GSWC’s capital requests in customer rates, and allowed only a portion of the executive incentive programs. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million to the water gross margin was recorded in the fourth quarter of 2016 related to the first three quarters of 2016. Of this amount, $1.5 million related to the first quarter of 2016, which would have decreased revenues by $733,000 and increased supply costs by approximately $800,000 during the three months ended March 31, 2016 had the CPUC decision been issued on time. Excluding the impact of this adjustment, water revenues increased during the three months ended March 31, 2017 primarily due to CPUC-approved second-year rates effective and retroactive to January 1, 2017. The new adopted rates are expected to generate approximately $2.8 million in additional water revenue for 2017.
 Billed water consumption for the first quarter of 2017 decreased by approximately 9% as compared to the same period in 2016 due to the wet winter experienced in California, as well as continued conservation efforts by our customers. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place in all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates in years 2018 through 2021. As a result, adopted base revenues for 2017 are based on 2016 adopted base revenues adjusted for the change in the general office allocation. For the three months ended March 31, 2017, revenues from electric operations decreased slightly to $10.5 million as compared to $10.6 million for the same period in 2016 due, in part, to the downward adjustment in the revenue requirement for 2017 with a corresponding and offsetting reduction in the general office allocation as stipulated in the CPUC's final decision on the water general rate case. There was also a decrease due to the recognition of approximately $200,000 in Base Rate Revenue Adjustment Mechanism ("BRRAM") revenues during the first quarter of 2016 that had previously been deferred. There was no similar item in 2017. These decreases were partially offset by rate increases generated from advice letter capital projects approved by the CPUC.
Billed electric usage increased by approximately 4% during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Due to the CPUC-approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2017, revenues from contracted services increased $5.3 million to $21.9 million as compared to $16.6 million for the same period in 2016 primarily due to an increase in construction revenues at most of the military bases served. Construction activity in the first quarter of 2016 was lower due to the timing of engineering and bidding activities on capital work at the Military Utility Privatization Subsidiaries. There was also an increase in management fee revenue due to the successful resolution of various price redeterminations, economic price adjustments and asset transfers throughout 2016.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During 2016 and through

March of 2017, ASUS was awarded approximately $31 million in new construction projects, the majority of which are expected to be completed during 2017. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 24.9% and 24.3% of total operating expenses for the three months ended March 31, 2017 and 2016, respectively.
The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$66,404	$66,312	$92	0.1%
WATER SUPPLY COSTS:
Water purchased (1)	$12,106	$13,799	$(1,693)	(12.3)%
Power purchased for pumping (1)	1,597	1,632	(35)	(2.1)%
Groundwater production assessment (1)	3,375	2,700	675	25.0%
Water supply cost balancing accounts (1)	(2,813)	(4,513)	1,700	(37.7)%
TOTAL WATER SUPPLY COSTS	$14,265	$13,618	$647	4.8%
WATER GROSS MARGIN (2)	$52,139	$52,694	$(555)	(1.1)%

ELECTRIC OPERATING REVENUES (1)	$10,502	$10,573	$(71)	(0.7)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,100	$2,871	$229	8.0%
Electric supply cost balancing accounts (1)	1,064	1,098	(34)	(3.1)%
TOTAL ELECTRIC SUPPLY COSTS	$4,164	$3,969	$195	4.9%
ELECTRIC GROSS MARGIN (2)	$6,338	$6,604	$(266)	(4.0)%

(1)                                  As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(1,749,000) and $(3,415,000) for the three months ended March 31, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
 The overall actual percentages of purchased water for the three months ended March 31, 2017 and 2016 were 37% and 42%, respectively, as compared to the adopted percentages of approximately 25% and 32%, respectively. The higher actual percentages of purchased water as compared to the adopted percentages resulted from several wells being out of service, requiring an increase in purchased water as part of GSWC's supply mix.  Purchased water costs for the three months ended March 31, 2017 decreased to $12.1 million as compared to $13.8 million for the same period in 2016 primarily due to a decrease in customer water usage as compared to the first quarter of 2016.
 For the three months ended March 31, 2017, the cost of power purchased for pumping was unchanged at $1.6 million as compared to the same period in 2016. GSWC was able to utilize pumped water to meet a larger portion of customer usage in the first quarter of 2017 as compared to the first quarter of 2016 due to lower water usage experienced in 2017. Groundwater production assessments increased $675,000 due to an increase in pump tax rates as compared to the three months ended March 31, 2016.
The under-collection in the water supply cost balancing account decreased $1.7 million during the three months ended March 31, 2017 as compared to the same period in 2016 mainly due to the reduction of purchased water as part of the supply mix.
For the three months ended March 31, 2017, the cost of power purchased for resale to customers in GSWC’s BVES division increased to $3.1 million, as compared to $2.9 million for the three months ended March 31, 2016, due to an increase in the weighted average price per megawatt-hour (“MWh”), including fixed costs. The weighted average price per MWh, including fixed costs, increased from $66.64 per MWh for the three months ended March 31, 2016 to $71.87 per MWh for the same period in 2017.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2017 and 2016, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$3,844	$4,987	$(1,143)	(22.9)%
Electric Services	709	1,096	(387)	(35.3)%
Contracted Services	1,607	883	724	82.0%
Total other operation	$6,160	$6,966	$(806)	(11.6)%
For the three months ended March 31, 2017, total other operation expenses for the water segment decreased by $1.1 million due mostly to the CPUC's approval for recovery of a memorandum account, which tracked incremental drought-related costs incurred in 2015 and 2016 as a result of the drought state of emergency in California. As a result of the CPUC approval, GSWC recorded a $1.2 million regulatory asset with a corresponding reduction in other operation expenses during the first quarter of 2017.
Other operation expenses at the electric segment decreased $387,000 due, in large part, to costs incurred in the first quarter of 2016 in response to power outages caused by severe winter storms experienced in January 2016. There were no similar costs incurred during the first quarter of 2017.
For the three months ended March 31, 2017, total other operation expenses for the contracted services segment increased due, in large part, to transition costs incurred for the pending operations at Eglin Air Force Base in Florida, including outside services costs for a joint inventory study of Eglin's water system infrastructure conducted with the U.S. government. There were no such costs incurred during the first quarter of 2016. In accordance with the 50-year contract with the U.S. government, ASUS is receiving revenues to help cover much of the costs of the transition in operations of Eglin.

Administrative and General
 Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$13,513	$14,253	$(740)	(5.2)%
Electric Services	1,785	2,263	(478)	(21.1)%
Contracted Services	4,985	4,255	730	17.2%
AWR (parent)	3	2	1	50.0%
Total administrative and general	$20,286	$20,773	$(487)	(2.3)%
For the three months ended March 31, 2017, administrative and general expenses at the water segment decreased due mostly to lower legal and other outside services costs related to condemnation activities. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate. This decrease was partially offset by an increase in labor and related benefits as compared to the same period in 2016.

For the three months ended March 31, 2017, administrative and general expenses for electric services decreased by $478,000 as compared to the three months ended March 31, 2016 due primarily to a decrease in costs associated with the energy-efficiency and solar-initiative programs approved by the CPUC. There was also a lower allocation of administrative and general expenses to the electric segment from the corporate headquarters as compared to 2016, as stipulated by the final decision in the water general rate case.

For the three months ended March 31, 2017, administrative and general expenses for contracted services increased by $730,000 as compared to the three months ended March 31, 2016 due primarily to an increase in labor and employee-related benefits, and outside services costs related to business development, compliance and security analysis.
Depreciation and Amortization
For the three months ended March 31, 2017 and 2016, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$8,901	$9,023	$(122)	(1.4)%
Electric Services	537	507	30	5.9%
Contracted Services	245	261	(16)	(6.1)%
Total depreciation and amortization	$9,683	$9,791	$(108)	(1.1)%
For the three months ended March 31, 2017, depreciation and amortization expenses at the water segment decreased due primarily to a higher level of retirements that occurred during the fourth quarter of 2016 partially offset by plant additions.

Maintenance
For the three months ended March 31, 2017 and 2016, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$2,715	$3,353	$(638)	(19.0)%
Electric Services	206	186	20	10.8%
Contracted Services	543	531	12	2.3%
Total maintenance	$3,464	$4,070	$(606)	(14.9)%
Maintenance expense for water services decreased by $638,000 due to an overall lower level of unplanned and planned maintenance projected for 2017, as well as the timing of when planned maintenance is performed.
Property and Other Taxes
For the three months ended March 31, 2017 and 2016, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$3,901	$3,670	$231	6.3%
Electric Services	289	317	(28)	(8.8)%
Contracted Services	376	391	(15)	(3.8)%
Total property and other taxes	$4,566	$4,378	$188	4.3%
Property and other taxes at the water segment increased by $231,000 during the three months ended March 31, 2017 due primarily to capital additions and associated higher assessed property values.
ASUS Construction
For the three months ended March 31, 2017, construction expenses for contracted services were $11.5 million, increasing $2.8 million compared to the same period in 2016 due primarily to an overall increase in construction activity. Construction activity in the first quarter of 2016 was lower due largely to the timing of engineering and bidding activities on capital work at the Military Utility Privatization Subsidiaries.
Interest Expense
For the three months ended March 31, 2017 and 2016, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$5,380	$5,240	$140	2.7%
Electric Services	377	330	47	14.2%
Contracted Services	84	8	76	*
AWR (parent)	64	45	19	42.2%
Total interest expense	$5,905	$5,623	$282	5.0%
*Not meaningful
For the three months ended March 31, 2017, interest expense increased $282,000 due to higher borrowings on the revolving credit facility as compared to the first quarter of 2016. Borrowings on the revolving credit facility are expected to continue throughout 2017 to fund operations and a portion of capital expenditures.

Other, net
For the three months ended March 31, 2017, other income increased by $283,000 primarily due to higher gains recorded on investments held for a retirement benefit plan resulting from recent market conditions as compared to 2016.
Income Tax Expense
For the three months ended March 31, 2017 and 2016, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ CHANGE	% CHANGE
Water Services	$5,485	$4,586	$899	19.6%
Electric Services	788	854	(66)	(7.7)%
Contracted Services	861	573	288	50.3%
AWR (parent)	(279)	(200)	(79)	39.5%
Total income tax expense	$6,855	$5,813	$1,042	17.9%
Consolidated income tax expense for the three months ended March 31, 2017 increased by $1.0 million due to an increase in pretax income, partially offset by a lower effective tax rate ("ETR"). AWR's consolidated ETR was 35.1% for the three months ended March 31, 2017 as compared to 36.4% for the three months ended March 31, 2016. The consolidated ETR decreased primarily as a result of changes in the ETR at GSWC, which was 36.9% for the three months ended March 31, 2017 as compared to 37.7% for the three months ended March 31, 2016.  For the three months ended March 31, 2017, the ETR was affected by the adoption of the new accounting standard update for share-based payments. Under the new guidance, the tax effects related to share-based payments are recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") and tax deficiencies ("shortfalls") were recorded directly to equity.  AWR and GSWC adopted the guidance effective January 1, 2017 and, therefore, all excess tax benefits resulting from share-based payments during the three months ended March 31, 2017 were reflected in the income statements, which resulted in a reduction to income tax expense for AWR and GSWC of approximately $412,000 and $374,000, respectively.
GSWC's ETR also fluctuated due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $217.0 million was available on March 31, 2017 to pay dividends to AWR.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt and equity capital markets. AWR also has access to a $150.0 million revolving credit facility which expires in May 2018. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest cost under the credit facility.  As of March 31, 2017, there were $96.0 million in outstanding borrowings under this facility and $6.3 million of letters of credit outstanding.  As of March 31, 2017, AWR had $47.7 million available to borrow under the credit facility.
In April 2016, Standard & Poor’s Rating Services (“S&P”) affirmed the A+ credit rating and stable outlook on both AWR and GSWC. S&P debt ratings range from AAA (highest rating possible) to D (obligation is in default).  In December 2016, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and/or equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the three months ended March 31, 2017, GSWC incurred approximately $18.3 million in company-funded capital expenditures. During 2017, Registrant's company-funded capital expenditures are estimated to be approximately $110 - $120 million. If needed, GSWC may issue long-term debt in the near future, depending on market conditions. The proceeds from any debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures. Furthermore, the proceeds of approximately $34.5 million from the eminent domain settlement of GSWC's Ojai water system, which are expected to be received in mid-June of 2017, are expected to temporarily lower GSWC’s short-term borrowings. Management will evaluate the long-term use of the proceeds.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On May 1, 2017, AWR's Board of Directors approved a second quarter dividend of $0.242 per share on the Common Shares of AWR. Dividends on the Common Shares will be payable on June 1, 2017 to shareholders of record at the close of business on May 15, 2017.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC, construction expenses at ASUS, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely redetermination, economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $28.0 million for the three months ended March 31, 2017 as compared to $27.6 million for the same period in 2016.  There was an increase in operating cash flow for GSWC due to timing of cash receipts and disbursements related to customer receivables, unbilled receivables and accounts payable, partially offset by decreases in cash caused by the delay in receiving a final water rate case decision. These increases were partially offset by a reduction in cash generated by contracted services due to the timing of billing and cash receipts for construction work at military bases during the three months ended March 31, 2017. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $24.0 million for the three months ended March 31, 2017 as compared to $29.5 million for the same period in 2016.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
 Cash Flows from Financing Activities:
 Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and stock option exercises and the repurchase of Common Shares; (ii) the issuance and repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.
 Net cash used by financing activities was $3.9 million for the three months ended March 31, 2017 as compared to $6.0 million cash provided by financing activities during the same period in 2016. This decrease is due to $15.0 million in short-term borrowings from Registrant's revolving credit facility during the first three months of 2016, compared to $6.0 million in borrowings made during the same period this year. Funds from the credit facility are used to fund operations and a portion of capital expenditures in the regulated water business, as well as to fund construction expenses at ASUS. Additionally, AWR paid $8.9 million in dividends to shareholders during the three months ended March 31, 2017, as compared to $8.2 million during the same period in 2016. In November 2016, AWR increased the quarterly cash dividend 8% to $0.242 per common share.

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

Cash Flows from Operating Activities:
Net cash provided by operating activities was $27.0 million for the three months ended March 31, 2017 as compared to $24.1 million for the same period in 2016.  There was an increase in operating cash flow for GSWC due to timing of cash receipts and disbursements related to customer receivables, unbilled receivables and accounts payable, partially offset by a decrease in cash caused by the delay in receiving a final water rate case decision. The timing of cash receipts and disbursements related to working capital items affected the changes in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $23.7 million for the three months ended March 31, 2017 as compared to $29.0 million for the same period in 2016. During 2017, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.
Cash Flows from Financing Activities:
Net cash used by financing activities was $3.4 million for the three months ended March 31, 2017 as compared to net cash provided of $6.0 million for the same period in 2016.  The increase in cash used by financing activities was due primarily to a decrease in inter-company short-term borrowings to fund operations and capital expenditures during the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in borrowings was partially offset by the timing of dividends paid to AWR. During the first quarter of 2016, GSWC paid AWR $8.3 million in dividends. During the first quarter of 2017, GSWC did not pay a dividend to AWR. Instead, ASUS paid an $8.9 million dividend to AWR.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2016 for a detailed discussion of contractual obligations and other commitments.

Contracted Services
Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment (“EPA”) on an annual basis.  The ECUS contract is, and all other new contracts are expected to be, EPA contracts. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of price redeterminations, EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2017 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling-limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of price redeterminations, EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
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
Below is a summary of price redetermination, EPA, REA filings and other matters for the Military Utility Privatization Subsidiaries.

•
FBWS - The fourth price redetermination for Fort Bliss, beginning October 1, 2015 and converting to an EPA filing mechanism beginning October 1, 2016 was implemented via modification in the first quarter of 2017.

•
TUS - The EPA filing for Andrews Air Force Base, covering the period February 2017 through January 2018, was re-submitted to the government in the first quarter of 2017 and provides for an annualized inflationary increase in operations and maintenance (“O&M”) and renewal and replacement (“R&R”) fees. This filing is expected to be resolved in the second quarter of 2017.

•
ODUS - The EPA filing for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2017, and the EPA for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2017 were submitted to the government in the first quarter of 2017. Both filings provide for an annualized inflationary increase in O&M and R&R fees. These filings are expected to be finalized in the second quarter of 2017.

REA filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, Virginia, under a new capital upgrade project. The requests covered work that was approved to be performed by the base and involved additional revenue totaling $630,000. These REAs are expected to be resolved in the second quarter of 2017.

•
PSUS - The EPA filing for the one-year period beginning February 2017 was submitted to the government in the first quarter of 2017 and provides for an annualized increase in both O&M and R&R fees. This filing is expected to be completed in the second quarter of 2017.

•
ONUS - The third price redetermination with a conversion to an EPA filing mechanism for Fort Bragg, covering the period March 2016 through February 2017, together with an EPA filing for the one-year period beginning March 2017, was re-filed in the first quarter of 2017 and is expected to be resolved in the second quarter of 2017.

•
ECUS - On July 12, 2016, ASUS was awarded a 50-year contract by the U.S. government to operate, maintain, and provide construction services for the water and wastewater systems at Eglin Air Force Base located in Florida. The initial value of the contract is estimated at approximately $510 million over the 50-year period and is subject to annual economic price adjustments. This initial value is subject to adjustment based on the results of a joint inventory of assets, which is currently being finalized. It is expected that ECUS will assume operations at Eglin Air Force Base in mid-2017.

Regulatory Matters
Cost of Capital Proceeding for Water Regions
In early April 2017, GSWC filed its water cost of capital application with the CPUC. The application filed with the CPUC recommends an overall weighted return on rate base of 9.11%, including an updated cost of debt of 6.6% and a return on equity ("ROE") of 11%. The current authorized return on rate base is 8.34%, including an ROE of 9.43%. A decision on the application is scheduled to be received by the end of 2017 and to become effective January 1, 2018.
Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in the water general rate case for GSWC. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of some minor rate calculations in the December 2016 decision, which the CPUC completed and subsequently issued a final decision in March 2017. Any revenue shortfall due to differences between the actual rates charged in 2016 while the decision was still pending and the new rates adopted in the final decision will be recovered through a rate surcharge. The new 2017 rates are effective retroactive to January 1, 2017 and were implemented in April 2017. The new rates and adopted supply costs are expected to increase the adopted water gross margin in 2017 by approximately $3.7 million as compared to 2016.
General Rate Case Filings
GSWC intends to file its water general rate case in early June 2017, with the official filing coming in late July 2017. This general rate case will determine rates for years 2019 through 2021. On May 1, 2017, GSWC filed its electric general rate case with the CPUC. This general rate case will determine rates for years 2018 through 2021. A final decision is scheduled for the end of 2017.
Other Regulatory Matters
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a detailed discussion of other regulatory matters.

Environmental Matters

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

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a detailed discussion of environmental matters.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2016.

California Drought
In April 2017, the Governor of California ended the drought state of emergency in most of California in response to significantly improved water supply conditions resulting from substantial rainfall and snowpack in late 2016 and 2017. On the same date, the SWRCB and related state agencies released a plan to establish a framework for long-term water efficiency standards. The plan includes continued bans on wasteful practices, and outlines the SWRCB’s vision for continued implementation of the Governor’s executive order on water conservation. That order directs the SWRCB to implement actions to continue making water conservation a way of life in California. The framework requires some new legislation to establish long-term water conservation measures and planning requirements for more frequent and severe droughts.
The SWRCB had taken various actions to help ensure reduced water usage throughout the State during a drought emergency declaration, and to track reductions by larger urban water suppliers. GSWC filed appropriate drought contingency plans, or Staged Mandatory Water Conservation and Rationing Plans, with the CPUC to meet the SWRCB requirements.
California's period of drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in the Central Coast area, GSWC implemented mandatory water restrictions in certain service areas, moving to higher stages of the Staged Mandatory Water Conservation and Rationing Plan for those areas. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply. GSWC has ended implementation of the Staged Mandatory Water Conservation and Rationing Plan in all of its other service areas.
As of April 25, 2017, the U.S. Drought Monitor estimates approximately one percent of California in the rank of “Severe Drought,” which is a significant improvement from April 2016 when 90 percent was ranked “Severe Drought.”
Metropolitan Water District/ State Water Project
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In April 2017, the SWP allocation was increased to 85 percent of requested orders as a result of improved hydrologic conditions in Northern California.
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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On May 12, 2016, Casitas Municipal Water District ("Casitas") filed an eminent domain lawsuit in Ventura County Superior Court against GSWC (Casitas Municipal Water District v. Golden State Water Company, Case No. 56-2016-00481628-CU-EI-VTA) to acquire the property and assets of GSWC located in its Ojai service area. The lawsuit included additional causes of action brought by Casitas and a group of citizens referred to as Ojai Friends of Locally Owned Water (“Ojai FLOW”) related to claims of potential damages resulting from any delay caused by GSWC seeking relief in the prior action regarding the use of Mello-Roos funds for such a taking of property. On April 12, 2017, the Board of Directors of Casitas approved a settlement agreement with GSWC and Ojai FLOW to resolve the eminent domain action and all other litigation brought by Casitas and Ojai FLOW against GSWC. Under the terms of the settlement agreement, Casitas will acquire the operating assets of GSWC’s Ojai water system by eminent domain, and Casitas and Ojai FLOW have agreed to dismiss all claims against GSWC, which claims sought damages against GSWC stemming from Casitas’ proposal to issue bonds to finance the acquisition of GSWC’s Ojai water system. The transaction is expected to close in June 2017 following satisfaction of all closing conditions.

Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2016, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business; however, insurance coverage may not cover certain claims involving punitive damages.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
January 1 – 31, 2017	1,608		$43.42	—	—
February 1 – 28, 2017	43,458		$43.34	—	—
March 1 – 31, 2017	64,593		$43.32	—	—
Total	109,659	(2)	$43.40	—

(1)     None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)        Of this amount, 102,000 Common Shares were acquired on the open market for employees pursuant to AWR’s 401(k) Plan and the remainder of the Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On May 1, 2017, AWR's Board of Directors approved a second quarter dividend of $0.242 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on June 1, 2017 to shareholders of record at the close of business on May 15, 2017.

(b)  There have been no material changes during the first quarter of 2017 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.9
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on November 21, 2014 (File No. 1-14431) (2)

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

10.14
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 7, 2005 (File No. 1-14431) (2)

10.15
Form of Non-Qualified Stock Option Plan Agreement for officers and key employees for the 2000 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended March 31, 2006 (File No. 1-14431) (2)

10.16
Form of Directors Non-Qualified Stock Option Agreement for the 2003 Non-Employee Directors Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the period ended September 30, 2006 (File No. 1-14431) (2)

10.17
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for restricted stock unit awards prior to January 1, 2011 incorporated by reference to Exhibit 10.4 of Registrant's Form 8-K filed on November 5, 2008 (File No. 1-14431) (2)

10.18	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.19
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed November 21, 2014 (2)

10.20	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.21	Performance Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.22	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.23
Form of Non-Qualified Stock Option Award Agreement for officers and key employees under the 2008 Stock Incentive Plan for stock options granted after December 31, 2010 incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 4, 2011 (File No. 1-14431) (2)

10.24
Form of Restricted Stock Unit Award Agreement for officers and key employees under the 2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 6, 2017 (File No. 1-14431) (2)

10.25	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.26	2016 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.3 to Registrant’s Form 8-K filed on March 25, 2016 (2)

10.27	Form of 2016 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 25, 2016 (2)

10.28	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.29	Form of 2014 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 31, 2014 (2)

10.3	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.31	2014 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.32	Form of 2014 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 2, 2014 (2)

10.33
Form of Restricted Stock Unit Agreement for grants after December 31, 2014 under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.36	Form of 2015 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed March 27, 2015 (2)

10.37	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 29, 2016 (2)

10.38	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 6, 2017 (2)

10.39	2017 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.4	Form of 2017 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 31, 2017 (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 2, 2017