Form 10-Q
period 2017-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2017-08-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017
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
As of July 31, 2017, the number of Common Shares outstanding of American States Water Company was 36,644,758 shares. As of July 31, 2017, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction of pipelines to connect to alternative sources of water, new wells to replace wells that are no longer in service (or are otherwise inadequate to meet the needs of GSWC's customers), and other facilities to conserve or reclaim water;

•
the impact of opposition by GSWC customers to rate increases associated with tiered rate structures as well as potential future restrictions on water use mandated in California, which decreases adopted usage and increases customer rates;

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

•
changes in environmental laws, health and safety laws and water and wastewater quality requirements and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC's upgrading and building new water treatment plants, GSWC's disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance monitoring activities and GSWC's securing alternative supplies of water when necessary;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Property, Plant and Equipment
Regulated utility plant, at cost	$1,672,559	$1,670,238
Non-utility property, at cost	13,936	13,441
Total	1,686,495	1,683,679
Less - Accumulated depreciation	(531,292)	(532,753)
Net property, plant and equipment	1,155,203	1,150,926

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	21,413	20,836
Total other property and investments	22,529	21,952

Current Assets
Cash and cash equivalents	2,124	436
Accounts receivable — customers (less allowance for doubtful accounts of $708 in 2017 and $702 in 2016)	25,338	19,993
Unbilled receivable	24,350	24,391
Receivable from the U.S. government	10,900	8,467
Other accounts receivable (less allowance for doubtful accounts of $59 in 2017 and $62 in 2016)	2,665	3,151
Income taxes receivable	355	17,867
Materials and supplies, at average cost	5,148	4,294
Regulatory assets — current	40,849	43,296
Prepayments and other current assets	4,951	3,735
Costs and estimated earnings in excess of billings on contracts	32,856	41,245
Total current assets	149,536	166,875

Regulatory and Other Assets
Regulatory assets	104,645	102,985
Costs and estimated earnings in excess of billings on contracts	23,324	22,687
Other	7,416	5,068
Total regulatory and other assets	135,385	130,740

Total Assets	$1,462,653	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,644,758 shares in 2017 and 36,571,360 shares in 2016	$248,286	$247,232
Earnings reinvested in the business	264,739	247,065
Total common shareholders’ equity	513,025	494,297
Long-term debt	320,969	320,981
Total capitalization	833,994	815,278

Current Liabilities
Notes payable to bank	44,000	90,000
Long-term debt — current	336	330
Accounts payable	45,214	43,724
Income taxes payable	11,726	149
Accrued other taxes	7,275	9,112
Accrued employee expenses	11,423	12,304
Accrued interest	3,831	3,864
Unrealized loss on purchased power contracts	4,493	4,901
Billings in excess of costs and estimated earnings on contracts	414	2,263
Other	11,742	11,297
Total current liabilities	140,454	177,944

Other Credits
Advances for construction	67,209	69,722
Contributions in aid of construction - net	123,607	120,518
Deferred income taxes	231,031	224,530
Unamortized investment tax credits	1,471	1,529
Accrued pension and other postretirement benefits	52,247	49,856
Other	12,640	11,116
Total other credits	488,205	477,271

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,462,653	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2017	2016
Operating Revenues
Water	$80,734	$81,058
Electric	7,612	7,701
Contracted services	24,849	23,195
Total operating revenues	113,195	111,954

Operating Expenses
Water purchased	17,937	15,835
Power purchased for pumping	2,157	2,132
Groundwater production assessment	4,931	3,968
Power purchased for resale	2,308	2,216
Supply cost balancing accounts	(5,293)	(2,517)
Other operation	8,172	6,917
Administrative and general	20,458	21,288
Depreciation and amortization	9,647	9,601
Maintenance	3,606	3,635
Property and other taxes	4,345	4,168
ASUS construction	11,412	12,937
Gain on sale of assets	(8,301)	—
Total operating expenses	71,379	80,180

Operating Income	41,816	31,774

Other Income and Expenses
Interest expense	(5,926)	(5,603)
Interest income	620	190
Other, net	589	437
Total other income and expenses, net	(4,717)	(4,976)

Income before income tax expense	37,099	26,798

Income tax expense	14,307	10,056

Net Income	$22,792	$16,742

Weighted Average Number of Common Shares Outstanding	36,624	36,554
Basic Earnings Per Common Share	$0.62	$0.46

Weighted Average Number of Diluted Shares	36,825	36,752
Fully Diluted Earnings Per Common Share	$0.62	$0.45

Dividends Declared Per Common Share	$0.242	$0.224

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016
Operating Revenues
Water	$147,138	$147,370
Electric	18,114	18,274
Contracted services	46,753	39,837
Total operating revenues	212,005	205,481

Operating Expenses
Water purchased	30,043	29,634
Power purchased for pumping	3,754	3,764
Groundwater production assessment	8,306	6,668
Power purchased for resale	5,408	5,087
Supply cost balancing accounts	(7,042)	(5,932)
Other operation	14,332	13,883
Administrative and general	40,744	42,061
Depreciation and amortization	19,330	19,392
Maintenance	7,070	7,705
Property and other taxes	8,911	8,546
ASUS construction	22,896	21,666
Gain on sale of assets	(8,301)	—
Total operating expenses	145,451	152,474

Operating Income	66,554	53,007

Other Income and Expenses
Interest expense	(11,831)	(11,226)
Interest income	879	362
Other, net	1,053	618
Total other income and expenses, net	(9,899)	(10,246)

Income before income tax expense	56,655	42,761

Income tax expense	21,162	15,869

Net Income	$35,493	$26,892

Weighted Average Number of Common Shares Outstanding	36,607	36,538
Basic Earnings Per Common Share	$0.96	$0.73

Weighted Average Number of Diluted Shares	36,799	36,730
Fully Diluted Earnings Per Common Share	$0.96	$0.73

Dividends Declared Per Common Share	$0.484	$0.448

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$35,493	$26,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,450	19,759
Provision for doubtful accounts	339	214
Deferred income taxes and investment tax credits	5,948	6,476
Stock-based compensation expense	1,634	1,460
Gain on sale of assets	(8,301)	—
Other — net	(523)	(188)
Changes in assets and liabilities:
Accounts receivable — customers	(6,408)	(1,765)
Unbilled receivable	41	1,533
Other accounts receivable	489	(208)
Receivables from the U.S. government	(2,433)	(1,975)
Materials and supplies	(854)	121
Prepayments and other assets	(1,102)	(1,403)
Costs and estimated earnings in excess of billings on contracts	7,752	(3,615)
Regulatory assets	(3,855)	(12,499)
Accounts payable	948	2,557
Income taxes receivable/payable	29,089	8,803
Billings in excess of costs and estimated earnings on contracts	(1,849)	2,146
Accrued pension and other post-retirement benefits	2,864	2,554
Other liabilities	(3,283)	(2,323)
Net cash provided	75,439	48,539

Cash Flows From Investing Activities:
Capital expenditures	(45,896)	(65,334)
Proceeds from sale of assets	34,324	—
Other investing activities	232	(125)
Net cash used	(11,340)	(65,459)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	524	126
Receipt of advances for and contributions in aid of construction	5,144	2,075
Refunds on advances for construction	(2,868)	(2,576)
Retirement or repayments of long-term debt	(191)	(169)
Net change in notes payable to banks	(46,000)	35,500
Dividends paid	(17,715)	(16,369)
Other financing activities	(1,305)	(1,513)
Net cash (used) provided	(62,411)	17,074
Net increase in cash and cash equivalents	1,688	154
Cash and cash equivalents, beginning of period	436	4,364
Cash and cash equivalents, end of period	$2,124	$4,518

Non-cash transactions:
Accrued payables for investment in utility plant	$17,777	$21,488
Property installed by developers and conveyed	$1,025	$4,345

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Utility Plant
Utility plant, at cost	$1,672,559	$1,670,238
Less - Accumulated depreciation	(523,084)	(524,927)
Net utility plant	1,149,475	1,145,311

Other Property and Investments	19,299	18,719

Current Assets
Cash and cash equivalents	1,544	209
Accounts receivable-customers (less allowance for doubtful accounts of $708 in 2017 and $702 in 2016)	25,338	19,993
Unbilled receivable	18,259	17,700
Other accounts receivable (less allowance for doubtful accounts of $59 in 2017 and 2016)	1,988	1,959
Income taxes receivable from Parent	—	21,856
Materials and supplies, at average cost	4,437	3,724
Regulatory assets — current	40,849	43,296
Prepayments and other current assets	4,248	3,520
Total current assets	96,663	112,257

Regulatory and Other Assets
Regulatory assets	104,645	102,985
Other	7,303	4,906
Total regulatory and other assets	111,948	107,891

Total Assets	$1,377,385	$1,384,178

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2017	December 31, 2016
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 146 shares in 2017 and 2016	$240,920	$240,482
Earnings reinvested in the business	235,309	206,288
Total common shareholder’s equity	476,229	446,770
Long-term debt	320,969	320,981
Total capitalization	797,198	767,751

Current Liabilities
Inter-company payable	9,583	61,726
Long-term debt — current	336	330
Accounts payable	38,490	34,648
Income taxes payable to Parent	3,269	—
Accrued other taxes	7,229	8,870
Accrued employee expenses	10,163	10,983
Accrued interest	3,544	3,588
Unrealized loss on purchased power contracts	4,493	4,901
Other	11,399	10,925
Total current liabilities	88,506	135,971

Other Credits
Advances for construction	67,209	69,722
Contributions in aid of construction — net	123,607	120,518
Deferred income taxes	234,583	227,798
Unamortized investment tax credits	1,471	1,529
Accrued pension and other postretirement benefits	52,247	49,856
Other	12,564	11,033
Total other credits	491,681	480,456

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,377,385	$1,384,178

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2017	2016
Operating Revenues
Water	$80,734	$81,058
Electric	7,612	7,701
Total operating revenues	88,346	88,759

Operating Expenses
Water purchased	17,937	15,835
Power purchased for pumping	2,157	2,132
Groundwater production assessment	4,931	3,968
Power purchased for resale	2,308	2,216
Supply cost balancing accounts	(5,293)	(2,517)
Other operation	7,096	6,156
Administrative and general	16,007	16,999
Depreciation and amortization	9,394	9,347
Maintenance	3,049	3,243
Property and other taxes	3,982	3,823
Gain on sale of assets	(8,301)	—
Total operating expenses	53,267	61,202

Operating Income	35,079	27,557

Other Income and Expenses
Interest expense	(5,775)	(5,586)
Interest income	620	190
Other, net	588	231
Total other income and expenses, net	(4,567)	(5,165)

Income before income tax expense	30,512	22,392

Income tax expense	12,149	8,722

Net Income	$18,363	$13,670

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating Revenues
Water	$147,138	$147,370
Electric	18,114	18,274
Total operating revenues	165,252	165,644

Operating Expenses
Water purchased	30,043	29,634
Power purchased for pumping	3,754	3,764
Groundwater production assessment	8,306	6,668
Power purchased for resale	5,408	5,087
Supply cost balancing accounts	(7,042)	(5,932)
Other operation	11,649	12,239
Administrative and general	31,305	33,515
Depreciation and amortization	18,832	18,877
Maintenance	5,970	6,782
Property and other taxes	8,172	7,810
Gain on sale of assets	(8,301)	—
Total operating expenses	108,096	118,444

Operating Income	57,156	47,200

Other Income and Expenses
Interest expense	(11,532)	(11,156)
Interest income	857	360
Other, net	1,053	412
Total other income and expenses, net	(9,622)	(10,384)

Income before income tax expense	47,534	36,816

Income tax expense	18,422	14,162

Net Income	$29,112	$22,654

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$29,112	$22,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,952	19,244
Provision for doubtful accounts	342	221
Deferred income taxes and investment tax credits	6,234	6,081
Stock-based compensation expense	1,356	1,209
Gain on sale of assets	(8,301)	—
Other — net	(566)	(186)
Changes in assets and liabilities:
Accounts receivable — customers	(6,408)	(1,765)
Unbilled receivable	(559)	870
Other accounts receivable	(29)	(89)
Materials and supplies	(713)	413
Prepayments and other assets	(625)	(1,130)
Regulatory assets	(3,855)	(12,499)
Accounts payable	3,290	3,824
Inter-company receivable/payable	(643)	(664)
Income taxes receivable/payable from/to Parent	25,125	6,505
Accrued pension and other post-retirement benefits	2,864	2,554
Other liabilities	(3,000)	(2,405)
Net cash provided	62,576	44,837

Cash Flows From Investing Activities:
Capital expenditures	(45,278)	(64,216)
Proceeds from sale of assets	34,324	—
Other investing activities	232	(158)
Net cash used	(10,722)	(64,374)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,144	2,075
Refunds on advances for construction	(2,868)	(2,576)
Retirement or repayments of long-term debt	(191)	(169)
Net change in inter-company borrowings	(51,500)	36,000
Dividends paid	—	(16,600)
Other financing activities	(1,104)	(1,283)
Net cash (used) provided	(50,519)	17,447

Net increase (decrease) in cash and cash equivalents	1,335	(2,090)
Cash and cash equivalents, beginning of period	209	2,501
Cash and cash equivalents, end of period	$1,544	$411

Non-cash transactions:
Accrued payables for investment in utility plant	$17,759	$21,488
Property installed by developers and conveyed	$1,025	$4,345

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies:

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), and Emerald Coast Utility Services ("ECUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 259,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although GSWC has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and six months ended June 30, 2017 and 2016. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

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

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.0 million during the three months ended June 30, 2017 and 2016, respectively, and approximately $2.0 million during the six months ended June 30, 2017 and 2016, respectively. In addition, AWR has a $150.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of June 30, 2017, there was $44.0 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of June 30, 2017 and 2016, there were no amounts outstanding under these notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $937,000 and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

Depending on the states in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the U.S. government reimburses these assessments under the 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $72,000 and $84,000 during the three months ended June 30, 2017 and 2016, respectively, and $121,000 and $146,000 for the six months ended June 30, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements:

In March 2016, the FASB issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) will be required to be recorded through the income statement rather than through equity, therefore increasing the volatility of income tax expense. The new standard also removes the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. Income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are recorded to the income tax provision, instead of to shareholders' equity, which can impact the effective tax rate. Registrant adopted the new standard effective January 1, 2017 (see Note 6). On a prospective basis, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows.

In May 2014, the FASB issued updated accounting guidance on revenue recognition. Under this guidance, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to opening retained earnings at January 1, 2018, along with providing certain additional disclosures. Registrant intends to use the modified retrospective approach beginning January 1, 2018. Management continues to assess all potential impacts of the standard, and does not believe the new standard will have a material impact on GSWC's revenues for water and electric services. In instances where construction contracts contain more than one distinct good or service, as defined by the standard, the new standard may affect the timing of when AWR recognizes contracted services revenue.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new guidance, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management has not yet determined the effect of the standard on Registrant's financial statements.

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

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation-—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies existing guidance on when to account for the effect of a modification of a share-based payment award. Under the new guidance, the effects of a modification should be accounted for unless all of the following are met: (i) the modification does not change the fair value of the award; (ii) the vesting conditions are the same before and after the modification, and; (iii) the classification of the award as an equity instrument or as a liability instrument is the same classification immediately before the modification. For Registrant, these amendments will be effective January 1, 2018 and will be applied prospectively to an award modified on or after January 1, 2018. Registrant does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

Note 2 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2017, Registrant had approximately $56.2 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $26.3 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $4.5 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $20.6 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	June 30, 2017	December 31, 2016
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$48,277	$47,340
Costs deferred for future recovery on Aerojet case	11,470	11,820
Pensions and other post-retirement obligations (Note 7)	26,575	28,118
Derivative unrealized loss (Note 4)	4,493	4,901
Flow-through taxes, net (Note 6)	20,627	20,134
Low income rate assistance balancing accounts	8,019	8,272
General rate case memorandum accounts	13,780	13,929
Other regulatory assets	17,016	17,633
Various refunds to customers	(4,763)	(5,866)
Total	$145,494	$146,281

Regulatory matters are discussed in detail in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2016.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.

GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2016. For the three months ended June 30, 2017 and 2016, surcharges (net of surcredits) of approximately $9.5 million and $5.0 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the six months ended June 30, 2017 and 2016, surcharges (net of surcredits) of approximately $13.4 million and $6.4 million, respectively, were billed to customers. During the six months ended June 30, 2017, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $16.3 million due to higher than adopted supply costs as well as lower than adopted customer water usage. As of June 30, 2017, GSWC had an aggregated regulatory asset of $48.3 million which is comprised of a $30.0 million under-collection in the WRAM accounts and a $18.3 million under-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 24 months; however, as of December 31, 2015 there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances that were greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount is recognized as revenue in the periods in which it is determined that the amounts will be collected within 24 months and, therefore, approximately $320,000 and $910,000 was recognized during the first six months of 2017 and during the year ended December 31, 2016, respectively, with the remaining balance to be recognized in future periods.

Water General Rate Case:
In December 2016, the CPUC issued a decision in GSWC's water general rate case for all its water ratemaking areas and the general office to determine new rates for the years 2016, 2017 and 2018. The new rates approved were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision, which the CPUC completed and subsequently issued a final decision in March 2017. Any revenue shortfall due to differences between the actual rates charged in 2016 and early 2017 while the decision was still pending and the new rates adopted in the March 2017 final decision will be recovered through a rate surcharge. The new rates were implemented in April 2017.
Because of the delay in the final decision, GSWC accumulated a net $9.9 million under-collection in its general rate case memorandum accounts as of June 30, 2017, representing the rate difference between interim rates and final rates authorized by the CPUC in March 2017, retroactive to January 1, 2016. Surcharges are expected to be implemented later in 2017 to recover the retroactive rate difference over approximately 12 - 24 months for the majority of GSWC's water ratemaking areas.
Other Regulatory Matters:

Formal Complaint Filed with the CPUC
In June 2016, a third party filed a formal complaint with the CPUC against GSWC about a water main break that occurred in 2014 causing damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building and the delay of its repairs, and order GSWC to complete repairs immediately. GSWC believes it has reasonable defenses to the complaint filed with the CPUC. In July 2016, GSWC filed an answer to the formal complaint with the CPUC as well as a motion to dismiss the complaint. A CPUC decision on the formal complaint is expected during the third quarter of 2017.
Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. The bench trial of this lawsuit was completed on July 14, 2017, and the Ventura County Superior Court ruled in favor of the plaintiffs as to liability.  The Court’s statement of decision, which will set forth the findings and damages, will be finalized and filed in the next 45- 60 days.  GSWC believes it has sufficient insurance coverage to cover any judgment entered by the Court in this lawsuit.  However, GSWC cannot predict the final outcome of the damages to be awarded by the Court, the dispute and litigation between its insurers, or the CPUC proceeding. GSWC does not believe the outcome will materially affect GSWC's consolidated results of operations, financial position or cash flows.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$22,792	$16,742	35,493	26,892
Less: (a) Distributed earnings to common shareholders	8,861	8,188	17,715	16,369
Distributed earnings to participating securities	48	50	91	94
Undistributed earnings	13,883	8,504	17,687	10,429

(b) Undistributed earnings allocated to common shareholders	13,807	8,453	17,597	10,369
Undistributed earnings allocated to participating securities	76	51	90	60

Total income available to common shareholders, basic (a)+(b)	$22,668	$16,641	$35,312	$26,738

Weighted average Common Shares outstanding, basic	36,624	36,554	36,607	36,538

Basic earnings per Common Share	$0.62	$0.46	$0.96	$0.73

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s Stock Incentive Plans for employees and the Non-Employee Directors Stock Plans, and net income. At June 30, 2017 and 2016, there were 91,634 and 142,402 options outstanding, respectively, under these Plans. At June 30, 2017 and 2016, there were also 208,059 and 227,364 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Common shareholders earnings, basic	$22,668	$16,641	$35,312	$26,738
Undistributed earnings for dilutive stock-based awards	76	51	90	60
Total common shareholders earnings, diluted	$22,744	$16,692	$35,402	$26,798

Weighted average common shares outstanding, basic	36,624	36,554	36,607	36,538
Stock-based compensation (1)	201	198	192	192
Weighted average common shares outstanding, diluted	36,825	36,752	36,799	36,730

Diluted earnings per Common Share	$0.62	$0.45	$0.96	$0.73

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 91,634 and 142,402 stock options at June 30, 2017 and 2016, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 208,059 and 227,364 restricted stock units at June 30, 2017 and 2016, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016.

No stock options outstanding at June 30, 2017 had an exercise price greater than the average market price of AWR’s Common Shares for the three and six months ended June 30, 2017. There were no stock options outstanding at June 30, 2017 or 2016 that were anti-dilutive.

During the six months ended June 30, 2017 and 2016, AWR issued 73,398 and 52,212 common shares, for approximately $524,000 and $126,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

During the three months ended June 30, 2017 and 2016, AWR paid quarterly dividends of approximately $8.9 million, or $0.242 per share, and $8.2 million, or $0.224 per share, respectively. During the six months ended June 30, 2017 and 2016, AWR paid quarterly dividends to shareholders of approximately $17.7 million, or $0.484 per share, and $16.4 million, or $0.448 per share, respectively.

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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of June 30, 2017, there was a $4.5 million unrealized loss in the memorandum account for the purchased power contracts as a result of the drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2017 was approximately 276,000 megawatt hours.

The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. Under the accounting guidance, GSWC makes fair value measurements that are classified and disclosed in one of the following three categories:
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and six months ended June 30, 2017 and 2016:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Fair value at beginning of the period	$(5,460)	$(7,245)	$(4,901)	$(7,053)
Unrealized gain on purchased power contracts	967	2,312	408	2,120
Fair value at end of the period	$(4,493)	$(4,933)	$(4,493)	$(4,933)

Note 5 — Fair Value of Financial Instruments:

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $12.7 million as of June 30, 2017. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2017 and December 31, 2016 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2017 valuation decreased slightly as compared to December 31, 2016, increasing the fair value of long-term debt as of June 30, 2017. Changes in the assumptions will produce different results.

	June 30, 2017		December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,391	$425,791	$325,582	$423,124
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 6 — Income Taxes:
AWR's consolidated effective tax rate (“ETR”) was 38.6% and 37.5% for the three months ended June 30, 2017 and 2016, respectively, and was 37.4% and 37.1% for the six months ended June 30, 2017 and 2016, respectively. AWR’s ETR increased during the three and six months ended June 30, 2017 primarily due to the increase in GSWC's ETR. GSWC's ETR was 39.8% and 39.0% for the three months ended June 30, 2017 and 2016, respectively, and was 38.8% and 38.5% for the six months ended June 30, 2017 and 2016, respectively. GSWC's ETR increased and also deviated from the statutory rate due to state tax and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant-, rate-case- and compensation-related items).

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
Change in Accounting Guidance:
Effective January 1, 2017, Registrant adopted the new accounting standard addressing share-based payments (see Note 1). Under the new guidance, the tax effects related to share-based payments are required to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded directly to equity and tax deficiencies ("shortfalls") were recorded to equity to the extent of any pool of windfall tax benefits from prior awards, with the remainder recognized in income tax expense. AWR and GSWC adopted the guidance effective January 1, 2017 and, therefore, all excess tax benefits resulting from share-based payments during the three and six months ended June 30, 2017 were reflected in the income statements. For the three months ended June 30, 2017, this reduced income tax expense by approximately $328,000 and $327,000 for AWR and GSWC, respectively. For the six months ended June 30, 2017, the reduction to income tax expense was approximately $740,000 and $701,000 for AWR and GSWC, respectively.

Note 7 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and SERP for the three and six months ended June 30, 2017 and 2016 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$1,249	$1,316	$59	$68	$232	$200
Interest cost	1,985	2,026	85	97	223	186
Expected return on plan assets	(2,240)	(2,460)	(122)	(122)	—	—
Amortization of prior service cost (benefit)	—	12	—	(9)	3	6
Amortization of actuarial (gain) loss	253	329	(170)	(150)	194	73
Net periodic pension cost under accounting standards	1,247	1,223	(148)	(116)	652	465
Regulatory adjustment — deferred	92	64	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,339	$1,287	$(148)	$(116)	$652	$465

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$2,500	$2,548	$118	$136	$464	$400
Interest cost	3,952	3,956	170	194	446	372
Expected return on plan assets	(4,850)	(4,920)	(244)	(244)	—	—
Amortization of prior service cost (benefit)	—	24	—	(18)	6	12
Amortization of actuarial (gain) loss	462	456	(340)	(300)	388	146
Net periodic pension cost under accounting standards	2,064	2,064	(296)	(232)	1,304	930
Regulatory adjustment — deferred	525	423	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$2,589	$2,487	$(296)	$(232)	$1,304	$930
Registrant expects to contribute $6.5 million to its pension plan during 2017.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2017, GSWC had a total $259,000 net under-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

Note 8 — Contingencies and Gain on Sale of Assets:

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
Ojai Water System and Gain on Sale of Assets:
On April 12, 2017, the Board of Directors of Casitas Municipal Water District (“Casitas”) approved a settlement agreement with GSWC, and a group of citizens referred to as Ojai Friends of Locally Owned Water (“Ojai FLOW”), to resolve the eminent domain action and other litigation brought by Casitas and Ojai FLOW against GSWC. In accordance with the terms of the settlement agreement, on June 8, 2017 Casitas acquired the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for $34.3 million in cash, including payments for customer receivables and regulatory assets, and Casitas and Ojai FLOW dismissed all claims against GSWC. As a result of this transaction, GSWC recorded a pretax gain of $8.3 million on the sale of the Ojai water system during the second quarter of 2017. The proceeds received from this transaction were used to repay a portion of GSWC’s short-term borrowings. On June 8, 2017, the closing date of the transaction, the assets and liabilities related to the Ojai water system acquired and assumed by Casitas were as follows:

Assets and Liabilities Sold:
(dollars in thousands)	As of June 8, 2017

Net utility plant, including CWIP	$22,256
Accounts receivable	721
Regulatory assets	3,944
Assets sold	$26,921

Advances for construction	$(366)
Contributions in aid of construction — net	(532)
Liabilities directly associated with assets sold	$(898)

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
As of June 30, 2017, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2017, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

Other Litigation:
     Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages. However, Registrant does not believe the outcome from any pending suits or administrative proceedings will have a material effect on Registrant's consolidated results of operations, financial position or cash flows.

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

	As Of And For The Three Months Ended June 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$80,734	$7,612	$24,849	$—	$113,195
Operating income (loss)	33,552	1,527	6,740	(3)	41,816
Interest expense, net	4,805	350	82	69	5,306
Utility plant	1,093,104	56,371	5,728	—	1,155,203
Depreciation and amortization expense (1)	8,858	536	253	—	9,647
Income tax expense (benefit)	11,710	439	2,347	(189)	14,307
Capital additions	20,593	978	331	—	21,902

	As Of And For The Three Months Ended June 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$81,058	$7,701	$23,195	$—	$111,954
Operating income (loss)	26,452	1,105	4,219	(2)	31,774
Interest expense, net	5,052	344	10	7	5,413
Utility plant	1,048,127	53,734	5,276	—	1,107,137
Depreciation and amortization expense (1)	8,840	507	254	—	9,601
Income tax expense (benefit)	8,367	355	1,505	(171)	10,056
Capital additions	32,393	2,862	625	—	35,880

	As Of And For The Six Months Ended June 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$147,138	$18,114	$46,753	$—	$212,005
Operating income (loss)	52,816	4,340	9,405	(7)	66,554
Interest expense, net	9,950	725	156	121	10,952
Utility plant	1,093,104	56,371	5,728	—	1,155,203
Depreciation and amortization expense (1)	17,759	1,073	498	—	19,330
Income tax expense (benefit)	17,195	1,227	3,208	(468)	21,162
Capital additions	43,577	1,701	618	—	45,896

	As Of And For The Six Months Ended June 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$147,370	$18,274	$39,837	$—	$205,481
Operating income (loss)	43,860	3,340	5,811	(4)	53,007
Interest expense, net	10,127	669	17	51	10,864
Utility plant	1,048,127	53,734	5,276	—	1,107,137
Depreciation and amortization expense (1)	17,863	1,014	515	—	19,392
Income tax expense (benefit)	12,953	1,209	2,078	(371)	15,869
Capital additions	60,534	3,682	1,118	—	65,334

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $59,000 and $192,000 for the three months ended June 30, 2017 and 2016, respectively, and $120,000 and $367,000 for the six months ended June 30, 2017 and 2016, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2017	2016
Total utility plant	$1,155,203	$1,107,137
Other assets	307,450	299,162
Total consolidated assets	$1,462,653	$1,406,299

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
The discussions and tables included in the following analyses also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment”.

Overview
Factors affecting our financial performance are summarized under Forward-Looking Information.
Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in GSWC's water general rate case, which sets new rates for the years 2016 - 2018. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. Because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision. The CPUC issued a final decision in March 2017 with the corrected rate calculations. The revenue shortfall due to differences between the actual rates charged in 2016 and early 2017 while the decision was still pending, and the rates adopted in the final decision are being recovered through a rate surcharge. The new 2017 rates, which are effective and retroactive to January 1, 2017, were implemented in April 2017. The new rates and adopted supply costs are expected to increase the adopted water gross margin in 2017 by approximately $3.7 million as compared to 2016.
The water gross margin recorded through June 30, 2016 reflected GSWC's stipulated position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in their entirety related to capital expenditure requests and executive compensation. The final decision authorized 87% of GSWC’s capital requests in customer rates, and allowed only a portion of its executive incentive program. When the initial decision was issued in December 2016 with new rates retroactive to January 1, 2016, GSWC recorded a cumulative downward adjustment of $5.2 million to the water gross margin in the fourth quarter of 2016 related to the first three quarters of 2016. Approximately $1.8 million and $3.2 million of this amount would have lowered the water gross margin during the three and six months ended June 30, 2016, respectively, had the CPUC decision been issued on time.
Ojai Water System
On April 12, 2017, the Board of Directors of Casitas Municipal Water District (“Casitas”) approved a settlement agreement with GSWC and a group of citizens referred to as Ojai Friends of Locally Owned Water (“Ojai FLOW”), to resolve the eminent domain action and other litigation brought by Casitas and Ojai FLOW against GSWC. In accordance with the terms of the settlement agreement, on June 8, 2017 Casitas acquired the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for $34.3 million in cash, including payments for customer receivables and regulatory assets, and Casitas and Ojai FLOW dismissed all claims against GSWC. As a result of the transaction, GSWC recorded a pretax gain of $8.3 million, or $0.13 per share, on the sale of the Ojai water system during the second quarter of 2017. The proceeds received from this transaction were used to repay a portion of GSWC’s short-term borrowings. Management is evaluating the long-term use of these proceeds.
Eglin Air Force Base ("Eglin")
On June 15, 2017, ASUS assumed the operation of the water and wastewater systems at Eglin in Florida after completing a transition period and a detailed joint inventory study, which showed more assets than were reflected in the request for proposal. The initial value of the contract is estimated at approximately $510 million over the 50-year period, subject to inventory and annual economic price adjustments.

Summary of Second Quarter Results by Segment

The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2017	6/30/2016	CHANGE
Water	$0.48	$0.36	$0.12
Electric	0.02	0.01	0.01
Contracted services	0.12	0.07	0.05
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, as reported	$0.62	$0.45	$0.17

Water Segment:
For the three months ended June 30, 2017, diluted earnings per share from the water segment increased by $0.12 to $0.48 per share as compared to the same period in 2016 due, in large part, to the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system. Partially offsetting the affect of this gain on the quarter over quarter comparison was a decrease in the water gross margin of $1.8 million, or $0.03 per share, that was not reflected in the results for the three months ended June 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case, as previously discussed. Furthermore, surcharges were implemented in April 2017 to recover previously incurred costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  An increase in revenues and water gross margin totaling $1.3 million from these surcharges was offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to earnings for the three months ended June 30, 2017.
Excluding the impact of the items discussed above, diluted earnings from the water segment for the quarter increased by $0.02 per share as compared to the same period in 2016 due primarily to (i) an overall decrease in operating expenses (excluding supply costs) resulting mainly from lower legal fees and other outside services costs related to condemnation matters as compared to the same period in 2016, and (ii) an increase in interest and other income due to amounts collected on certain outstanding balances from developers owed to GSWC, and higher gains recorded on investments as compared to 2016. The water gross margin did not change significantly quarter over quarter since the increase in CPUC-approved second-year rates effective January 1, 2017 was mostly offset by (i) the recognition in June 2016 of revenue related to the Water Adjustment Mechanism ("WRAM"), which had previously been deferred in 2015, and (ii) the cessation of Ojai operations in June 2017.
Electric Segment:
For the three months ended June 30, 2017, diluted earnings from the electric segment increased $0.01 per share as compared to the same period in 2016 due primarily to lower consulting and outside service costs, as well as a lower effective income tax rate for the electric segment.
Contracted Services Segment:
For the three months ended June 30, 2017, diluted earnings per share from the contracted services segment increased by $0.05 to $0.12 per share as compared to the same period in 2016. In June of 2017, the U.S. government approved the third price redetermination for Fort Bragg in North Carolina, retroactive to March 2016. As a result of this approval, during the second quarter of 2017 ASUS recorded $1.6 million, or $0.03 per share, in additional management fee revenue. Of this amount, approximately $1.3 million, or $0.02 per share, related to periods prior to the second quarter of 2017. There was also an increase in management fee revenue due to the successful resolution of other price adjustments and asset transfers during 2016 and 2017 and the revenue generated from Eglin since assuming the operation of the water and wastewater systems on June 15, 2017, as well as improved earnings driven by construction cost efficiencies. These increases in earnings were partially offset by higher operations and maintenance costs mostly due to transition activities and a joint inventory study conducted at Eglin. In accordance with the 50-year contract with the U.S. government, ASUS received revenues to help cover some of the costs of the transition activities at Eglin.
AWR (parent):
Diluted earnings from AWR (parent) decreased $0.01 per share due primarily to a gain on investment realized in 2016. There was no similar item in 2017.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2017	6/30/2016	CHANGE
Water	$0.73	$0.58	$0.15
Electric	0.06	0.04	0.02
Contracted services	0.16	0.10	0.06
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, as reported	$0.96	$0.73	$0.23

Water Segment:
For the six months ended June 30, 2017, diluted earnings per share from the water segment increased by $0.15 to $0.73 per share as compared to the same period in 2016 due, in large part, to the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system. Furthermore, the following two items related to other periods impacted the comparability of the six months ended June 30, 2017 and 2016, which when netted, negatively impacted the reported results through June 30, 2017 compared to 2016 by approximately $1.7 million, or $0.03 per share:

•
A decrease in the water gross margin of $3.2 million was not reflected in the results for the six months ended June 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million to the water gross margin was recorded in the fourth quarter of 2016 related to the first three quarters of 2016. Approximately $3.2 million of this amount, or $0.05 per share, would have lowered the water gross margin in the first half of 2016 had the CPUC decision been issued on time.

•
In February 2017, the CPUC approved recovery of incremental drought-related items, which were previously expensed related to California's drought state of emergency. As a result of this approval, during the six months ended June 30, 2017 GSWC recorded a regulatory asset and a corresponding increase to pretax earnings of $1.5 million, of which $1.2 million was recorded as a reduction to operation-related expenses and approximately $260,000 of which was recorded as additional revenue.

Excluding the impact of the items discussed above and the increase in billed surcharges which have no impact to earnings, diluted earnings from the water segment for the six months ended June 30, 2017 increased by $0.05 per share as compared to the same period in 2016 due to the following items:

•
An overall increase in the water gross margin of approximately $0.01 per share due primarily to the CPUC-approved second-year rate increases effective January 1, 2017, partially offset by (i) the recognition in June 2016 of WRAM revenue, which had previously been deferred in 2015, as compared to amounts recognized in 2017, and (ii) the cessation of Ojai operations in June 2017.

•
A decrease in operating expenses (excluding supply costs) of $2.0 million, or $0.03 per share, due mostly to lower legal fees and other outside services costs related to condemnation matters, as well as lower maintenance costs.

•
An increase in interest and other income of $817,000, or $0.01 per share, due to amounts collected from developers on certain outstanding balances owed to GSWC and higher gains recorded on investments as compared to 2016.

Electric Segment:
For the six months ended June 30, 2017, diluted earnings from the electric segment were $0.06 per share as compared to $0.04 per share for the same period in 2016. Operating expenses (other than supply costs) decreased by $1.3 million primarily due to additional costs incurred in 2016 in response to power outages caused by severe winter storms experienced in January 2016, lower regulatory costs, and lower costs associated with the solar power program approved by the CPUC. There was also a decrease in the effective income tax rate for the electric segment that contributed to the favorable variance.

Contracted Services Segment:
For the six months ended June 30, 2017, diluted earnings per share from the contracted services segment increased by $0.06 to $0.16 per share as compared to the same period in 2016. There was an increase in construction activity as well as an increase in management fees from the successful resolution of price adjustments and asset transfers received during 2016 and 2017, including $1.6 million in additional management fees resulting from the approval of the third price redetermination at Fort Bragg. Of this amount, approximately $1.0 million, or $0.02 per share, related to periods prior to 2017. There was also an increase in management fees and construction revenues generated from the operations at Eglin, which began in June 2017. These increases were partially offset by higher operation costs due to transition activities and a joint inventory study conducted at Eglin. In accordance with the 50-year contract with the U.S. government, ASUS received revenues to help cover some of the costs of the transition in operations of Eglin. There were also increases in outside services costs related to business development, compliance and security analysis, and labor and training activities.

Consolidated Results of Operations — Three Months Ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$80,734	$81,058	$(324)	(0.4)%
Electric	7,612	7,701	(89)	(1.2)%
Contracted services	24,849	23,195	1,654	7.1%
Total operating revenues	113,195	111,954	1,241	1.1%

OPERATING EXPENSES
Water purchased	17,937	15,835	2,102	13.3%
Power purchased for pumping	2,157	2,132	25	1.2%
Groundwater production assessment	4,931	3,968	963	24.3%
Power purchased for resale	2,308	2,216	92	4.2%
Supply cost balancing accounts	(5,293)	(2,517)	(2,776)	110.3%
Other operation	8,172	6,917	1,255	18.1%
Administrative and general	20,458	21,288	(830)	(3.9)%
Depreciation and amortization	9,647	9,601	46	0.5%
Maintenance	3,606	3,635	(29)	(0.8)%
Property and other taxes	4,345	4,168	177	4.2%
ASUS construction	11,412	12,937	(1,525)	(11.8)%
Gain on sale of assets	(8,301)	—	(8,301)	—%
Total operating expenses	71,379	80,180	(8,801)	(11.0)%

OPERATING INCOME	41,816	31,774	10,042	31.6%

OTHER INCOME AND EXPENSES
Interest expense	(5,926)	(5,603)	(323)	5.8%
Interest income	620	190	430	226.3%
Other, net	589	437	152	34.8%
	(4,717)	(4,976)	259	(5.2)%

INCOME BEFORE INCOME TAX EXPENSE	37,099	26,798	10,301	38.4%
Income tax expense	14,307	10,056	4,251	42.3%

NET INCOME	$22,792	$16,742	$6,050	36.1%

Basic earnings per Common Share	$0.62	$0.46	$0.16	34.8%

Fully diluted earnings per Common Share	$0.62	$0.45	$0.17	37.8%

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

Water
For the three months ended June 30, 2017, revenues from water operations decreased $324,000 to $80.7 million as compared to the same period in 2016. A decrease in water revenues of approximately $892,000 was not reflected in the results for the three months ended June 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. As previously discussed in the "Overview" section, the water gross margin recorded through June 30, 2016 reflected GSWC's stipulated position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in their entirety. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, GSWC recorded a cumulative downward adjustment of $5.2 million to the water gross margin in the fourth quarter of 2016 related to the first three quarters of 2016. Of this amount, $1.8 million related to the second quarter of 2016, which would have decreased revenues by $892,000 and increased supply costs by $880,000 during the three months ended June 30, 2016 had the CPUC decision been issued on time. There were also new surcharges implemented during the second quarter of 2017 to recover previously incurred costs, which was offset by a corresponding increase in operating expenses (primarily administrative and general) totaling $1.3 million, but resulted in no impact to earnings.
Excluding the impact of the items discussed above, water revenues decreased during the three months ended June 30, 2017 primarily due to (i) the recognition in June 2016 of WRAM revenue, which had previously been deferred in 2015 and, (ii) the cessation of Ojai operations in June 2017. These decreases to water revenues were partially offset by the CPUC-approved second-year rates effective January 1, 2017. The new adopted rates are expected to generate approximately $2.8 million in additional water revenue for 2017.
 Billed water consumption for the second quarter of 2017 increased by approximately 8% as compared to the same period in 2016. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric
In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates in years 2018 through 2021. As a result, adopted base revenues for 2017 are based on 2016 adopted base revenues adjusted for the change in the general office allocation. For the three months ended June 30, 2017, revenues from electric operations decreased slightly to $7.6 million as compared to $7.7 million for the same period in 2016 due, in part, to the downward adjustment in the revenue requirement for 2017 with a corresponding and offsetting reduction in the general office allocation as stipulated in the CPUC's final decision on the water general rate case. These decreases were partially offset by rate increases generated from advice letter capital projects approved by the CPUC during 2016 and 2017.
Billed electric usage decreased 2% during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended June 30, 2017, revenues from contracted services increased $1.7 million to $24.8 million as compared to $23.2 million for the same period in 2016. In June 2017, the U.S. government approved the third price redetermination for Fort Bragg, resulting in the recording of $1.6 million in management fees retroactive to March 2016, including $1.3 million related to periods prior to the second quarter of 2017. Management fees also increased due to successful resolution of other price redeterminations received during 2016.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the first six months of 2017, ASUS was awarded $9.2 million in new construction projects, the majority of which are expected to be completed during 2017. During 2016, ASUS was awarded approximately $24 million in new construction projects, the majority of which have, or are expected to be completed, during 2017. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.9% and 27.0% of total operating expenses for the three months ended June 30, 2017 and 2016, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$80,734	$81,058	$(324)	(0.4)%
WATER SUPPLY COSTS:
Water purchased (1)	$17,937	$15,835	$2,102	13.3%
Power purchased for pumping (1)	2,157	2,132	25	1.2%
Groundwater production assessment (1)	4,931	3,968	963	24.3%
Water supply cost balancing accounts (1)	(5,727)	(3,064)	(2,663)	86.9%
TOTAL WATER SUPPLY COSTS	$19,298	$18,871	$427	2.3%
WATER GROSS MARGIN (2)	$61,436	$62,187	$(751)	(1.2)%

ELECTRIC OPERATING REVENUES (1)	$7,612	$7,701	$(89)	(1.2)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,308	$2,216	$92	4.2%
Electric supply cost balancing accounts (1)	434	547	(113)	(20.7)%
TOTAL ELECTRIC SUPPLY COSTS	$2,742	$2,763	$(21)	(0.8)%
ELECTRIC GROSS MARGIN (2)	$4,870	$4,938	$(68)	(1.4)%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(5,293,000) and $(2,517,000) for the three months ended June 30, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
 The overall actual percentages of purchased water for the three months ended June 30, 2017 and 2016 were 39% for both years, as compared to the adopted percentage of approximately 29% and 36% for the three months ended June 30, 2017 and 2016, respectively. The higher actual percentages of purchased water as compared to the adopted percentages resulted from an increase in purchased water as part of GSWC's supply mix.
 Purchased water costs for the three months ended June 30, 2017 increased to $17.9 million as compared to $15.8 million for the same period in 2016 primarily due to an increase in wholesale water costs as well as an increase in purchased water as part of GSWC's water supply mix.
 Groundwater production assessments increased $963,000 due to an increase in pump tax rates as well as an increase in the amount of water pumped, as compared to the same period in 2016.
The under-collection in the water supply cost balancing account increased $2.7 million during the three months ended June 30, 2017 as compared to the same period in 2016 mainly due to higher purchased water costs as compared to adopted water supply costs.
For the three months ended June 30, 2017, the cost of power purchased for resale to BVES' customers increased to $2.3 million, as compared to $2.2 million for the three months ended June 30, 2016, due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $73.02 for the three months ended June 30, 2016 to $74.22 for the same period in 2017.  The over-collection in the electric supply cost balancing account decreased by $113,000 due to the increase in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2017 and 2016, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$6,439	$5,460	$979	17.9%
Electric Services	657	696	(39)	(5.6)%
Contracted Services	1,076	761	315	41.4%
Total other operation	$8,172	$6,917	$1,255	18.1%
     For the three months ended June 30, 2017, other operation expenses for the water segment increased by $979,000 primarily as a result of an increase in (i) annual public water system fees paid to the state of California, and (ii) conservation-related costs. The costs of GSWC's water conservation programs have been included in customer rates equally over the three-year rate cycle.
For the three months ended June 30, 2017, other operation expenses for the contracted services segment increased due primarily to transition costs incurred prior to assuming water and wastewater operations at Eglin in June 2017. There were no similar costs incurred during the second quarter of 2016. In accordance with the 50-year contract with the U.S. government, ASUS received revenues to help cover some of the costs of the transition at Eglin. ASUS assumed operations at Eglin in June 2017.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$14,277	$14,773	$(496)	(3.4)%
Electric Services	1,730	2,226	(496)	(22.3)%
Contracted Services	4,449	4,284	165	3.9%
AWR (parent)	2	5	(3)	(60.0)%
Total administrative and general	$20,458	$21,288	$(830)	(3.9)%

As previously discussed, surcharges were implemented in April 2017 to recover previously incurred costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  The increase in revenues and water gross margin from these surcharges is offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to earnings. As a result, during the three months ended June 30, 2017 there was an increase in surcharges billed to customers totaling $1.2 million that also increased administrative and general expenses.
Excluding the increase in billed surcharges discussed above, which have no impact on earnings, during the three months ended June 30, 2017 administrative and general expenses for the water segment decreased by $1.7 million due primarily to lower legal fees and other outside services costs related to condemnation matters as compared to the same period in 2016.
For the three months ended June 30, 2017, administrative and general expenses for the electric segment decreased by $496,000 due to lower regulatory costs, as well as a lower allocation of general office expenses as compared to the same period in 2016. The lower allocation of general office expenses has also been reflected in the electric revenue requirement.

For the three months ended June 30, 2017, administrative and general expenses for contracted services increased by $165,000 due primarily to an increase in labor and other employee-related benefits.

Depreciation and Amortization

For the three months ended June 30, 2017 and 2016, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$8,858	$8,840	$18	0.2%
Electric Services	536	507	29	5.7%
Contracted Services	253	254	(1)	(0.4)%
Total depreciation and amortization	$9,647	$9,601	$46	0.5%

Maintenance
For the three months ended June 30, 2017 and 2016, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$2,883	$3,080	$(197)	(6.4)%
Electric Services	166	163	3	1.8%
Contracted Services	557	392	165	42.1%
Total maintenance	$3,606	$3,635	$(29)	(0.8)%
     Maintenance expense for water services decreased by $197,000 due to an overall lower level of planned and unplanned maintenance projected for 2017, as a well as the timing of when planned maintenance is performed.
Maintenance expense for contracted services increased by $165,000 due primarily to transition costs incurred prior to assuming operations at Eglin. No similar work was performed during the same period in 2016.

Property and Other Taxes
For the three months ended June 30, 2017 and 2016, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$3,729	$3,585	$144	4.0%
Electric Services	253	238	15	6.3%
Contracted Services	363	345	18	5.2%
Total property and other taxes	$4,345	$4,168	$177	4.2%

Property and other taxes increased overall by $177,000 during the three months ended June 30, 2017 due primarily to capital additions and associated higher assessed property values.

ASUS Construction
For the three months ended June 30, 2017, construction expenses for contracted services were $11.4 million, decreasing $1.5 million compared to the same period in 2016 due to lower overall construction activity as well as improved cost efficiencies.

Gain on Sale of Assets

In June 2017, GSWC completed the sale of its Ojai water system to Casitas for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of assets in the second quarter.

Interest Expense
For the three months ended June 30, 2017 and 2016, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$5,422	$5,238	$184	3.5%
Electric Services	353	348	5	1.4%
Contracted Services	82	11	71	645.5%
AWR (parent)	69	6	63	1,050.0%
Total interest expense	$5,926	$5,603	$323	5.8%

The increase in interest expense is due to higher borrowings on the revolving credit facility as compared to the second quarter of 2016. The proceeds received in June 2017 from the completed sale of GSWC's Ojai system were used to pay down a portion of these borrowings.

Interest Income
For the three months ended June 30, 2017 and 2016, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$617	$186	$431	231.7%
Electric Services	3	4	(1)	(25.0)%
Contracted Services	—	1	(1)	(100.0)%
AWR (parent)	—	(1)	1	(100.0)%
Total interest income	$620	$190	$430	226.3%

The increase in interest income for the quarter is due to the collection of certain amounts from developers previously owed to GSWC, as well as an increase in interest income related to regulatory assets.
Other, net
For the three months ended June 30, 2017, other income increased by $152,000 due primarily to higher gains on investments as compared to the same period in 2016.

Income Tax Expense
For the three months ended June 30, 2017 and 2016, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$11,710	$8,367	$3,343	40.0%
Electric Services	439	355	84	23.7%
Contracted Services	2,347	1,505	842	55.9%
AWR (parent)	(189)	(171)	(18)	10.5%
Total income tax expense	$14,307	$10,056	$4,251	42.3%

Consolidated income tax expense for the three months ended June 30, 2017 increased by $4,251,000 due primarily to an increase in pretax income, which included the gain recognized on the sale of GSWC's Ojai water system in June 2017, as well as an overall higher effective income tax rate ("ETR"). AWR's consolidated ETR was 38.6% for the three months ended June 30, 2017 as compared to 37.5% for the three months ended June 30, 2016. The consolidated ETR increased primarily as a result of increases in the ETR at GSWC, which was 39.8% for the three months ended June 30, 2017 as compared to 39.0% applicable to the three months ended June 30, 2016. The increase in GSWC's ETR was due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate-case and compensation items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period.

Consolidated Results of Operations — Six Months Ended June 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$147,138	$147,370	$(232)	(0.2)%
Electric	18,114	18,274	(160)	(0.9)%
Contracted services	46,753	39,837	6,916	17.4%
Total operating revenues	212,005	205,481	6,524	3.2%

OPERATING EXPENSES
Water purchased	30,043	29,634	409	1.4%
Power purchased for pumping	3,754	3,764	(10)	(0.3)%
Groundwater production assessment	8,306	6,668	1,638	24.6%
Power purchased for resale	5,408	5,087	321	6.3%
Supply cost balancing accounts	(7,042)	(5,932)	(1,110)	18.7%
Other operation	14,332	13,883	449	3.2%
Administrative and general	40,744	42,061	(1,317)	(3.1)%
Depreciation and amortization	19,330	19,392	(62)	(0.3)%
Maintenance	7,070	7,705	(635)	(8.2)%
Property and other taxes	8,911	8,546	365	4.3%
ASUS construction	22,896	21,666	1,230	5.7%
Gain on sale of assets	(8,301)	—	(8,301)	—%
Total operating expenses	145,451	152,474	(7,023)	(4.6)%

OPERATING INCOME	66,554	53,007	13,547	25.6%

OTHER INCOME AND EXPENSES
Interest expense	(11,831)	(11,226)	(605)	5.4%
Interest income	879	362	517	142.8%
Other, net	1,053	618	435	70.4%
	(9,899)	(10,246)	347	(3.4)%

INCOME BEFORE INCOME TAX EXPENSE	56,655	42,761	13,894	32.5%
Income tax expense	21,162	15,869	5,293	33.4%

NET INCOME	$35,493	$26,892	$8,601	32.0%

Basic earnings per Common Share	$0.96	$0.73	$0.23	31.5%

Fully diluted earnings per Common Share	$0.96	$0.73	$0.23	31.5%

Operating Revenues:

Water
For the six months ended June 30, 2017, revenues from water operations decreased $232,000 to $147.1 million as compared to the same period in 2016. A decrease in water revenues of approximately $1.6 million was not reflected in the results for the six months ended June 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. As previously discussed in the "Overview section, the water gross margin recorded through June 30, 2016 reflected GSWC's stipulated position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in their entirety. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million to the water gross margin was recorded in the fourth quarter of 2016 related to the first three quarters of 2016. Of this amount, $3.2 million related to the first six months of 2016, which would have decreased revenues by $1.6 million and increased supply costs by $1.6 million during the six months ended June 30, 2016 had the CPUC decision been issued on time. There were also new surcharges implemented during the second quarter of 2017 to recover previously incurred costs, which was offset by a corresponding increase in operating expenses (primarily administrative and general) totaling $1.2 million, but resulted in no impact to earnings.
Excluding the impact of the items discussed above, water revenues increased during the six months ended June 30, 2017 primarily due to the CPUC-approved second-year rates effective January 1, 2017. The new adopted rates are expected to generate approximately $2.8 million in additional water revenue for 2017. This increase in water revenues was partially offset by (i) the recognition in June 2016 of WRAM revenue, which had previously been deferred in 2015, as compared to amounts recognized in 2017 and, (ii) the cessation of Ojai operations in June 2017. Billed water consumption for the first six months of 2017 was flat as compared to the same period in 2016. As previously discussed, changes in consumption generally do not have a significant impact on revenues due to the WRAM.

Electric
As previously discussed, adopted base revenues for 2017 are based on 2016 adopted base revenues adjusted for the change in the general office allocation. For the six months ended June 30, 2017, revenues from electric operations were $18.1 million as compared to $18.3 million for the same period in 2016 due to the downward adjustment in the revenue requirement for 2017 with a corresponding and offsetting reduction in the general office allocation as stipulated in the CPUC's final decision on the water general rate case. There was also a decrease due to the recognition of approximately $240,000 in Base Rate Revenue Adjustment Mechanism ("BRRAM") revenues during the six months ended June 30, 2016 that had previously been deferred. There was no similar item in 2017. These decreases were partially offset by rate increases generated from advice letter capital projects approved by the CPUC during 2016 and 2017.
 Billed electric usage increased by approximately 2% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the six months ended June 30, 2017, revenues from contracted services increased $6.9 million to $46.8 million as compared to $39.8 million for the same period in 2016 due to an overall increase in construction activity as well as an increase in management fees resulting from the successful resolution of several price redeterminations during 2016 and 2017, including the third price redetermination for Fort Bragg in June 2017. This third price redetermination resulted in the recording of $1.6 million in management fees retroactive to March 2016, including $1.0 million related to periods prior to 2017.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.8% and 25.7% of total operating expenses for the six months ended June 30, 2017 and 2016, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2017 and 2016 (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$147,138	$147,370	$(232)	(0.2)%
WATER SUPPLY COSTS:
Water purchased (1)	$30,043	$29,634	$409	1.4%
Power purchased for pumping (1)	3,754	3,764	(10)	(0.3)%
Groundwater production assessment (1)	8,306	6,668	1,638	24.6%
Water supply cost balancing accounts (1)	(8,540)	(7,577)	(963)	12.7%
TOTAL WATER SUPPLY COSTS	$33,563	$32,489	$1,074	3.3%
WATER GROSS MARGIN (2)	$113,575	$114,881	$(1,306)	(1.1)%

ELECTRIC OPERATING REVENUES (1)	$18,114	$18,274	$(160)	(0.9)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,408	$5,087	$321	6.3%
Electric supply cost balancing accounts (1)	1,498	1,645	(147)	(8.9)%
TOTAL ELECTRIC SUPPLY COSTS	$6,906	$6,732	$174	2.6%
ELECTRIC GROSS MARGIN (2)	$11,208	$11,542	$(334)	(2.9)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(7,042,000) and $(5,932,000) for the six months ended June 30, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the six months ended June 30, 2017 and 2016 were 38% and 40%, respectively, as compared to the adopted percentage of approximately 27% and 35% for the six months ended June 30, 2017 and 2016, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.
 Purchased water costs for the six months ended June 30, 2017 increased to $30.0 million as compared to $29.6 million for the same period in 2016 primarily due to an increase in wholesale water costs as well as an increase in purchased water in the supply mix in one of GSWC's water regions and wells being out of service, as compared to the six months ended June 30, 2016.
For the six months ended June 30, 2017 and 2016, groundwater production assessments increased $1.6 million due to an increase in pump tax rates for the six months ended June 30, 2017 as compared to the same period in 2016.
The under-collection in the water supply cost balancing account increased $963,000 during the six months ended June 30, 2017 as compared to the same period in 2016 mainly due to the higher purchased water costs as compared to adopted water supply costs.
For the six months ended June 30, 2017, the cost of power purchased for resale to BVES' customers increased by $321,000 to $5.4 million as compared to $5.1 million for the same period in 2016 due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $70.86 for the six months ended

June 30, 2016 to $72.93 for the same period in 2017. The over-collection in the electric supply cost balancing account decreased by $147,000 due primarily to an increase in the weighted average price per MWh.
 Other Operation
For the six months ended June 30, 2017 and 2016, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$10,283	$10,447	$(164)	(1.6)%
Electric Services	1,366	1,792	(426)	(23.8)%
Contracted Services	2,683	1,644	1,039	63.2%
Total other operation	$14,332	$13,883	$449	3.2%
     For the six months ended June 30, 2017, total other operation expenses for the water segment decreased overall by $164,000 as compared to the same period in 2016. This was due to the CPUC approval in February 2017 for recovery of a memorandum account which tracked incremental drought-related costs incurred in 2015 and 2016 as a result of the drought state of emergency in California. As a result of the CPUC approval, GSWC recorded a $1.2 million regulatory asset with a corresponding reduction in other operation expenses during the first quarter of 2017. This decrease was partially offset by increases in (i) annual public water system fees paid to the state of California, (ii) bad debt expense, and (iii) labor costs.
Other operation expenses at the electric segment were lower due primarily to costs incurred in the first quarter of 2016 in response to power outages caused by severe winter storms experienced in January 2016. There were no similar costs incurred during the first six months of 2017.
For the six months ended June 30, 2017, total other operation expenses for the contracted services segment increased mainly due to transition costs incurred at Eglin, including outside services costs for a joint inventory study of Eglin's water system infrastructure conducted with the U.S. government. There were no such costs incurred during the first half of 2016. In accordance with the 50-year contract with the U.S. government, ASUS received revenues to help cover some of the costs of the transition at Eglin. ASUS assumed operations at Eglin in June 2017.
Administrative and General
For the six months ended June 30, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$27,790	$29,026	$(1,236)	(4.3)%
Electric Services	3,515	4,489	(974)	(21.7)%
Contracted Services	9,434	8,539	895	10.5%
AWR (parent)	5	7	(2)	(28.6)%
Total administrative and general	$40,744	$42,061	$(1,317)	(3.1)%
     For the six months ended June 30, 2017, administrative and general expenses at the water segment decreased due, in large part, to lower legal fees and other outside services costs related to condemnation activities. This decrease was partially offset by a $1.1 million increase in surcharges billed for recovery of various administrative and general costs previously incurred, as compared to the first six months of 2016. As previously discussed, surcharges are recorded in revenue with a corresponding and offsetting amount recorded to administrative and general expenses, having no impact on earnings. There was also an increase in other outside services costs, regulatory expenses and employee-related benefits as compared to the same period in 2016. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.

For the six months ended June 30, 2017, administrative and general expenses for electric services decreased by $974,000 as compared to the six months ended June 30, 2016 due primarily to a decrease in (i) legal costs and costs associated with the solar-initiative program approved by the CPUC, (ii) regulatory expenses, and (iii) the allocation of general office expenses. The lower allocation of general office expenses has also been reflected in the electric revenue requirement.

For the six months ended June 30, 2017, administrative and general expenses for contracted services increased by $895,000 as compared to the six months ended June 30, 2016 due primarily to an increase in labor and outside services costs related to new business development, compliance and security analysis, and training activities.

Depreciation and Amortization

For the six months ended June 30, 2017 and 2016, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$17,759	$17,863	$(104)	(0.6)%
Electric Services	1,073	1,014	59	5.8%
Contracted Services	498	515	(17)	(3.3)%
Total depreciation and amortization	$19,330	$19,392	$(62)	(0.3)%

For the six months ended June 30, 2017, depreciation and amortization expense for water services overall decreased by $104,000 to $17.8 million compared to $17.9 million for the six months ended June 30, 2016. In accordance with the accounting guidance related to assets held for sale, GSWC ceased recording depreciation expense related to its Ojai fixed assets during most of the six months ended June 30, 2017. There was also a higher level of retirements that occurred during the fourth quarter of 2016 and in 2017, which further reduced depreciation expense for the first six months of 2017 as compared to the same period last year. These decreases were partially offset by plant additions.

Maintenance

For the six months ended June 30, 2017 and 2016, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$5,598	$6,433	$(835)	(13.0)%
Electric Services	372	349	23	6.6%
Contracted Services	1,100	923	177	19.2%
Total maintenance	$7,070	$7,705	$(635)	(8.2)%

Maintenance expense for water services decreased by $835,000 due to an overall lower level of planned and unplanned maintenance projected for 2017, as well as the timing of when planned maintenance is performed.

Maintenance expense for contracted services increased by $177,000 due primarily to vehicle maintenance as well as transition costs incurred prior to assuming operations at Eglin. No similar work was performed during the same period in 2016.

Property and Other Taxes

For the six months ended June 30, 2017 and 2016, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$7,630	$7,255	$375	5.2%
Electric Services	542	555	(13)	(2.3)%
Contracted Services	739	736	3	0.4%
Total property and other taxes	$8,911	$8,546	$365	4.3%

Property and other taxes increased overall by $365,000 during the six months ended June 30, 2017 due primarily to capital additions and associated higher assessed property values.

ASUS Construction

For the six months ended June 30, 2017, construction expenses for contracted services were $22.9 million, increasing $1.2 million compared to the same period in 2016 due to an increase in overall construction activity as compared to the same period in 2016, partially offset by improved cost efficiencies.

Gain on Sale of Assets

In June 2017, GSWC completed the sale of its Ojai water system to Casitas for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of assets.

Interest Expense

For the six months ended June 30, 2017 and 2016, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$10,802	$10,478	$324	3.1%
Electric Services	730	678	52	7.7%
Contracted Services	166	19	147	773.7%
AWR (parent)	133	51	82	160.8%
Total interest expense	$11,831	$11,226	$605	5.4%

For the six months ended June 30, 2017, interest expense increased $605,000 due largely to higher borrowings on the revolving credit facility as compared to the first six months of 2016. The proceeds received in June 2017 from the completed sale of GSWC's Ojai system were used to repay a portion of these borrowings.

Interest Income

For the six months ended June 30, 2017 and 2016, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$852	$351	$501	142.7%
Electric Services	5	9	(4)	(44.4)%
Contracted Services	10	2	8	400.0%
AWR (parent)	12	—	12	—%
Total interest income	$879	$362	$517	142.8%

The increase in interest income is due to the collection of certain amounts from developers previously owed to GSWC, as well as an increase in interest income related to regulatory assets.

Other, net

For the six months ended June 30, 2017, other income increased by $435,000 due to higher gains on investments as compared to the same period in 2016.

Income Tax Expense

For the six months ended June 30, 2017 and 2016, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ CHANGE	% CHANGE
Water Services	$17,195	$12,953	$4,242	32.7%
Electric Services	1,227	1,209	18	1.5%
Contracted Services	3,208	2,078	1,130	54.4%
AWR (parent)	(468)	(371)	(97)	26.1%
Total income tax expense	$21,162	$15,869	$5,293	33.4%

Consolidated income tax expense for the six months ended June 30, 2017 increased by approximately $5.3 million due primarily to an increase in pretax income, which included the pretax gain recognized on the sale of GSWC's Ojai water system in June 2017. AWR's consolidated ETR remained fairly consistent at 37.4% for the six months ended June 30, 2017 as compared to 37.1% for the six months ended June 30, 2016.

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

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from GSWC. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $235.3 million was available on June 30, 2017 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $150.0 million revolving credit facility which expires in May 2018. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  Any amounts owed to AWR for borrowings by GSWC under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and other affiliates is sufficient to cover AWR’s interest expense under the credit facility.  As of June 30, 2017, there were $44.0 million in borrowings outstanding under this facility and $6.3 million of letters of credit outstanding.  As of June 30, 2017, AWR had $99.7 million available to borrow under the credit facility.

In May 2017, Standard and Poor’s Global Ratings (“S&P”) reaffirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2016,

Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the six months ended June 30, 2017, GSWC incurred $44.8 million in company-funded capital expenditures. During 2017, Registrant's company-funded capital expenditures are estimated to be approximately $110 - $120 million. If needed, GSWC may issue long-term debt in the near future, depending on market conditions. The proceeds from any debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures. Furthermore, the proceeds of approximately $34.3 million from the sale of GSWC's Ojai water system were used to repay a portion of GSWC’s short-term borrowings. Management is evaluating the long-term use of the proceeds.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from GSWC. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On August 1, 2017, AWR's Board of Directors approved a 5.4% increase in the third quarter dividend from $0.242 per share to $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on September 1, 2017 to shareholders of record at the close of business on August 15, 2017.

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
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization and deferred income taxes.  During the six months ended June 30, 2017, it was also adjusted for the gain on the sale of GSWC's Ojai water system. Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $75.4 million for the six months ended June 30, 2017 as compared to $48.5 million for the same period in 2016.  There was an increase in operating cash flow for GSWC due to federal income tax refunds received in 2017, as well as surcharges implemented during 2017 to recovery previously incurred costs. The increase in operating cash flow was also due to the timing of billing of and cash receipts for construction work at military bases during the six months ended June 30, 2017. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $11.3 million for the six months ended June 30, 2017 as compared to $65.5 million for the same period in 2016.  Cash paid for capital expenditures were partially offset by $34.3 million in cash proceeds generated from the sale of GSWC's Ojai water system. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash used in financing activities was $62.4 million for the six months ended June 30, 2017 as compared to net cash provided of $17.1 million for the same period in 2016. This decrease in cash from financing activities was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to temporarily pay down short-term borrowings from Registrant's revolving credit facility during the six months ended June 30, 2017. Management is evaluating the long-term use of the Ojai proceeds.

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

Cash Flows from Operating Activities:

Net cash provided by operating activities was $62.6 million for the six months ended June 30, 2017 as compared to $44.8 million for the same period in 2016.  This increase was primarily due to tax refunds received in 2017, as well as other working capital items. There were also new CPUC-approved surcharges implemented during 2017 to recover previously incurred costs.

Cash Flows from Investing Activities:

Net cash used in investing activities was $10.7 million for the six months ended June 30, 2017 as compared to $64.4 million for the same period in 2016. For the six months ended June 30, 2017, cash used for capital expenditures was $45.3 million, which was partially offset by cash proceeds received from the sale of GSWC's Ojai water system. During 2017, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Cash Flows from Financing Activities:

Net cash used in financing activities was $50.5 million for the six months ended June 30, 2017 as compared to net cash provided by financing activities of $17.4 million for the same period in 2016.  This decrease in cash from financing activities was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to temporarily pay down inter-company short-term borrowings during the six months ended June 30, 2017. The decrease in borrowings was partially offset by the timing of dividends paid to AWR. During the first six months of 2016, GSWC paid AWR $16.6 million in dividends. During the first six months of 2017, GSWC did not pay any dividends to AWR.  On August 1, 2017, GSWC declared a$bh dividend to AWR, which will be paid on September 1, 2017.

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

Contracted Services
     Under the terms of the current utility privatization contracts with the U.S. government, each contract's price is subject to (a) price redetermination every three years after the initial two years of the contract, unless otherwise agreed to by the parties, or (b) an economic price adjustment (“EPA”) on an annual basis.  All new contracts are expected to be EPA contracts. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of price redeterminations, EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2017 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of price redeterminations, EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation and/or awarding of new utility privatization opportunities under the Department of Defense utility privatization program.
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
Below is a summary of price redetermination, EPA and REA filings and other matters for the Military Utility Privatization Subsidiaries.

•
FBWS - The fourth price redetermination for Fort Bliss, beginning October 1, 2015 and converting to an EPA filing mechanism beginning October 1, 2016, was implemented via modification in the first quarter of 2017.

•
TUS - The EPA filing for Andrews Air Force Base, covering the period February 2017 through January 2018, was re-submitted to the government in the first quarter of 2017 and provides for an annualized inflationary increase in operations and maintenance (“O&M”) and renewal and replacement (“R&R”) fees. This filing is expected to be resolved in the third quarter of 2017.

•
ODUS - The EPA filing for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2017, and the EPA for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2017 were submitted to the government in the first quarter of 2017. Both filings provide for an annualized inflationary increase in O&M and R&R fees. The Fort Lee filing is expected to be finalized in the third quarter of 2017. The filing for the other ODUS bases was finalized in July 2017.

REA filings were made in 2015 to recover costs associated with work done at Joint-Base Langley Eustis, Virginia, under a new capital upgrade project. The requests covered work that was approved to be performed by the base and involved additional revenue totaling $630,000. These REAs were favorably resolved in the second quarter of 2017.

•
PSUS - The EPA filing for the one-year period beginning February 2017 was submitted to the government in the first quarter of 2017 and provides for an annualized increase in both O&M and R&R fees. This filing was finalized in July 2017.

•
ONUS - The third price redetermination with a conversion to an EPA filing mechanism for Fort Bragg, covering the period March 2016 through February 2017, together with an EPA filing for the one-year period beginning March 2017, was re-filed in the first quarter of 2017 and was settled in the second quarter of 2017. A modification implementing the settlement is expected in the third quarter of 2017.

•
ECUS - ASUS assumed the operation of the water and wastewater systems at Eglin Air Force Base as of June 15, 2017. The initial value of the contract was estimated at approximately $510 million over the 50-year life of the contract. During the transition period, ASUS completed a detailed joint inventory study of the water and wastewater systems, which showed more assets than were reflected in the request for proposal. The initial value of the 50-year contract is subject to inventory and annual economic price adjustments.

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
Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in the water general rate case for GSWC. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision. The CPUC completed the corrections and subsequently issued a final decision in March 2017. The new 2017 rates are effective retroactive to January 1, 2017 and were implemented in April 2017. In July 2017, GSWC filed with the CPUC for recovery of $9.9 million in revenue shortfall, representing the net differences between the actual rates billed from January 2016 through April 2017 and the new rates adopted in the final decision. Surcharges to recover this revenue shortfall are expected to be effective September 1, 2017. The new rates and adopted supply costs are expected to increase the adopted water gross margin in 2017 by approximately $3.7 million as compared to 2016.
Pending General Rate Case Filings
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office.  This general rate case will determine new water rates for the years 2019, 2020 and 2021.  Among other things, GSWC's requested capital budgets in this application average approximately $125 million per year for the three-year rate cycle. A decision in the water general rate case is expected in the fourth quarter of 2018 with new rates to become effective January 1, 2019.
On May 1, 2017, GSWC filed its electric general rate case application with the CPUC. This general rate case will determine new electric rates for the years 2018 through 2021. A final decision in the electric general rate case is scheduled for the end of 2017.
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

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2016.

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
As of July 25, 2017, the U.S. Drought Monitor estimated approximately one percent of California continued in the rank of “Severe Drought,” which is a significant improvement from July 2016 when almost 60 percent was ranked “Severe Drought.”
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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2016, no other legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
April 1 – 30, 2017	1,510		$44.93	—	—
May 1 – 31, 2017	62,192		$44.30	—	—
June 1 – 30, 2017	5,243		$46.92	—	—
Total	68,945	(2)	$44.51	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 61,097 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On August 1, 2017, AWR's Board of Directors approved a third quarter dividend of $0.255 per share on the AWR Common Shares of the Company. Dividends on the Common Shares will be payable on September 1, 2017 to shareholders of record at the close of business on August 15, 2017.

(b)  There have been no material changes during the second quarter of 2017 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.34	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.35	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.36	Form of 2015 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed March 27, 2015 (2)

10.37	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 29, 2016 (2)

10.38	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 6, 2017 (2)

10.39	2017 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.40	Form of 2017 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 31, 2017 (2)

31.10	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.20	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.10	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.20	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 2, 2017