Form 10-Q
period 2017-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2017-11-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017
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
As of November 1, 2017, the number of Common Shares outstanding of American States Water Company was 36,679,175 shares. As of November 1, 2017, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the breakdown or failure of equipment at GSWC's electric division that can cause fires and unplanned electric outages, and whether GSWC will be subject to investigations, penalties, and other costs in connection with such events;

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

•	suspension or debarment for a period of time from contracting with the government due to violations of laws or regulations in connection with military utility privatization activities;

•
delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services or construction activities at military bases because of fiscal uncertainties over the funding of the U.S. government or otherwise;

•	delays in obtaining economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of our contracts to provide water and/or wastewater services at military bases because of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used in preparing bids in our contracted services business or negotiating periodic price adjustments;

•	failure of the wastewater systems that we operate on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for us in accordance with the terms of our military privatization contracts;

•	competition for new military privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

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

•
increases in the cost of obtaining insurance or in uninsured losses that may not be recovered in rates, or under our contracts with the U.S. government, including increases due to difficulties in obtaining insurance for certain risks, such as wildfires and earthquakes in California;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Property, Plant and Equipment
Regulated utility plant, at cost	$1,699,631	$1,670,238
Non-utility property, at cost	14,826	13,441
Total	1,714,457	1,683,679
Less - Accumulated depreciation	(532,841)	(532,753)
Net property, plant and equipment	1,181,616	1,150,926

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	23,346	20,836
Total other property and investments	24,462	21,952

Current Assets
Cash and cash equivalents	6,661	436
Accounts receivable — customers (less allowance for doubtful accounts of $770 in 2017 and $702 in 2016)	29,392	19,993
Unbilled receivable	25,833	24,391
Receivable from the U.S. government	7,112	8,467
Other accounts receivable (less allowance for doubtful accounts of $219 in 2017 and $62 in 2016)	4,945	3,151
Income taxes receivable	74	17,867
Materials and supplies, at average cost	5,377	4,294
Regulatory assets — current	27,385	43,296
Prepayments and other current assets	5,248	3,735
Costs and estimated earnings in excess of billings on contracts	34,636	41,245
Total current assets	146,663	166,875

Regulatory and Other Assets
Regulatory assets	103,521	102,985
Costs and estimated earnings in excess of billings on contracts	21,720	22,687
Other	8,504	5,068
Total regulatory and other assets	133,745	130,740

Total Assets	$1,486,486	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,679,175 shares in 2017 and 36,571,360 shares in 2016	$249,468	$247,232
Earnings reinvested in the business	276,344	247,065
Total common shareholders’ equity	525,812	494,297
Long-term debt	320,949	320,981
Total capitalization	846,761	815,278

Current Liabilities
Notes payable to bank	46,000	90,000
Long-term debt — current	333	330
Accounts payable	53,804	43,724
Income taxes payable	6,013	149
Accrued other taxes	9,195	9,112
Accrued employee expenses	11,211	12,304
Accrued interest	6,576	3,864
Unrealized loss on purchased power contracts	3,837	4,901
Billings in excess of costs and estimated earnings on contracts	2,466	2,263
Other	12,434	11,297
Total current liabilities	151,869	177,944

Other Credits
Advances for construction	67,438	69,722
Contributions in aid of construction - net	123,569	120,518
Deferred income taxes	234,719	224,530
Unamortized investment tax credits	1,453	1,529
Accrued pension and other postretirement benefits	46,868	49,856
Other	13,809	11,116
Total other credits	487,856	477,271

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,486,486	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2017	2016
Operating Revenues
Water	$91,919	$90,617
Electric	7,994	8,146
Contracted services	24,505	25,043
Total operating revenues	124,418	123,806

Operating Expenses
Water purchased	20,576	19,631
Power purchased for pumping	2,913	2,988
Groundwater production assessment	5,870	4,482
Power purchased for resale	2,439	2,394
Supply cost balancing accounts	(4,621)	(4,213)
Other operation	7,657	7,448
Administrative and general	21,790	19,768
Depreciation and amortization	9,854	9,486
Maintenance	3,222	4,203
Property and other taxes	4,475	4,317
ASUS construction	11,693	13,685
Gain on sale of assets	(17)	—
Total operating expenses	85,851	84,189

Operating Income	38,567	39,617

Other Income and Expenses
Interest expense	(5,775)	(5,730)
Interest income	321	206
Other, net	401	254
Total other income and expenses, net	(5,053)	(5,270)

Income before income tax expense	33,514	34,347

Income tax expense	12,508	12,708

Net Income	$21,006	$21,639

Weighted Average Number of Common Shares Outstanding	36,659	36,561
Basic Earnings Per Common Share	$0.57	$0.59

Weighted Average Number of Diluted Shares	36,856	36,762
Fully Diluted Earnings Per Common Share	$0.57	$0.59

Dividends Declared Per Common Share	$0.255	$0.224

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016
Operating Revenues
Water	$239,057	$237,987
Electric	26,108	26,420
Contracted services	71,258	64,880
Total operating revenues	336,423	329,287

Operating Expenses
Water purchased	50,619	49,265
Power purchased for pumping	6,667	6,752
Groundwater production assessment	14,176	11,150
Power purchased for resale	7,847	7,481
Supply cost balancing accounts	(11,663)	(10,145)
Other operation	21,989	21,331
Administrative and general	62,534	61,829
Depreciation and amortization	29,184	28,878
Maintenance	10,292	11,908
Property and other taxes	13,386	12,863
ASUS construction	34,589	35,351
Gain on sale of assets	(8,318)	—
Total operating expenses	231,302	236,663

Operating Income	105,121	92,624

Other Income and Expenses
Interest expense	(17,606)	(16,956)
Interest income	1,200	568
Other, net	1,454	872
Total other income and expenses, net	(14,952)	(15,516)

Income before income tax expense	90,169	77,108

Income tax expense	33,670	28,577

Net Income	$56,499	$48,531

Weighted Average Number of Common Shares Outstanding	36,625	36,546
Basic Earnings Per Common Share	$1.53	$1.32

Weighted Average Number of Diluted Shares	36,813	36,743
Fully Diluted Earnings Per Common Share	$1.53	$1.32

Dividends Declared Per Common Share	$0.739	$0.672

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$56,499	$48,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,365	29,080
Provision for doubtful accounts	720	420
Deferred income taxes and investment tax credits	9,004	11,295
Stock-based compensation expense	2,303	1,965
Gain on sale of assets	(8,318)	—
Other — net	(802)	(360)
Changes in assets and liabilities:
Accounts receivable — customers	(10,683)	(4,471)
Unbilled receivable	(1,442)	(1,139)
Other accounts receivable	(1,951)	36
Receivables from the U.S. government	1,355	(3,623)
Materials and supplies	(1,083)	682
Prepayments and other assets	(1,401)	(1,149)
Costs and estimated earnings in excess of billings on contracts	7,576	(8,274)
Regulatory assets	10,344	(13,823)
Accounts payable	5,337	(1,545)
Income taxes receivable/payable	23,657	16,653
Billings in excess of costs and estimated earnings on contracts	203	1,777
Accrued pension and other post-retirement benefits	(2,285)	(1,529)
Other liabilities	1,831	2,983
Net cash provided	120,229	77,509

Cash Flows From Investing Activities:
Capital expenditures	(77,896)	(99,907)
Proceeds from sale of assets	34,324	—
Other investing activities	(1,299)	(1,448)
Net cash used	(44,871)	(101,355)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	884	210
Receipt of advances for and contributions in aid of construction	6,132	2,902
Refunds on advances for construction	(3,477)	(3,449)
Retirement or repayments of long-term debt	(320)	(305)
Net change in notes payable to banks	(44,000)	49,000
Dividends paid	(27,064)	(24,558)
Other financing activities	(1,288)	(1,529)
Net cash (used) provided	(69,133)	22,271
Net change in cash and cash equivalents	6,225	(1,575)
Cash and cash equivalents, beginning of period	436	4,364
Cash and cash equivalents, end of period	$6,661	$2,789

Non-cash transactions:
Accrued payables for investment in utility plant	$21,978	$19,843
Property installed by developers and conveyed	$1,796	$4,853

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Utility Plant
Utility plant, at cost	$1,699,631	$1,670,238
Less - Accumulated depreciation	(524,288)	(524,927)
Net utility plant	1,175,343	1,145,311

Other Property and Investments	21,232	18,719

Current Assets
Cash and cash equivalents	6,254	209
Accounts receivable-customers (less allowance for doubtful accounts of $770 in 2017 and $702 in 2016)	29,392	19,993
Unbilled receivable	20,838	17,700
Other accounts receivable (less allowance for doubtful accounts of $59 in 2017 and 2016)	3,617	1,959
Income taxes receivable from Parent	—	21,856
Materials and supplies, at average cost	4,615	3,724
Regulatory assets — current	27,385	43,296
Prepayments and other current assets	4,594	3,520
Total current assets	96,695	112,257

Regulatory and Other Assets
Regulatory assets	103,521	102,985
Other	8,407	4,906
Total regulatory and other assets	111,928	107,891

Total Assets	$1,405,198	$1,384,178

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2017	December 31, 2016
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 146 shares in 2017 and 2016	$241,684	$240,482
Earnings reinvested in the business	234,299	206,288
Total common shareholder’s equity	475,983	446,770
Long-term debt	320,949	320,981
Total capitalization	796,932	767,751

Current Liabilities
Inter-company payable	29,103	61,726
Long-term debt — current	333	330
Accounts payable	45,415	34,648
Income taxes payable to Parent	1,136	—
Accrued other taxes	9,078	8,870
Accrued employee expenses	9,809	10,983
Accrued interest	6,305	3,588
Unrealized loss on purchased power contracts	3,837	4,901
Other	12,088	10,925
Total current liabilities	117,104	135,971

Other Credits
Advances for construction	67,438	69,722
Contributions in aid of construction — net	123,569	120,518
Deferred income taxes	238,110	227,798
Unamortized investment tax credits	1,453	1,529
Accrued pension and other postretirement benefits	46,868	49,856
Other	13,724	11,033
Total other credits	491,162	480,456

Commitments and Contingencies (Note 8)

Total Capitalization and Liabilities	$1,405,198	$1,384,178

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2017	2016
Operating Revenues
Water	$91,919	$90,617
Electric	7,994	8,146
Total operating revenues	99,913	98,763

Operating Expenses
Water purchased	20,576	19,631
Power purchased for pumping	2,913	2,988
Groundwater production assessment	5,870	4,482
Power purchased for resale	2,439	2,394
Supply cost balancing accounts	(4,621)	(4,213)
Other operation	6,493	6,604
Administrative and general	16,847	15,833
Depreciation and amortization	9,509	9,240
Maintenance	2,692	3,644
Property and other taxes	4,144	4,018
Gain on sale of assets	(17)	—
Total operating expenses	66,845	64,621

Operating Income	33,068	34,142

Other Income and Expenses
Interest expense	(5,638)	(5,673)
Interest income	318	200
Other, net	401	255
Total other income and expenses, net	(4,919)	(5,218)

Income before income tax expense	28,149	28,924

Income tax expense	10,813	11,041

Net Income	$17,336	$17,883

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating Revenues
Water	$239,057	$237,987
Electric	26,108	26,420
Total operating revenues	265,165	264,407

Operating Expenses
Water purchased	50,619	49,265
Power purchased for pumping	6,667	6,752
Groundwater production assessment	14,176	11,150
Power purchased for resale	7,847	7,481
Supply cost balancing accounts	(11,663)	(10,145)
Other operation	18,142	18,843
Administrative and general	48,152	49,348
Depreciation and amortization	28,341	28,117
Maintenance	8,662	10,426
Property and other taxes	12,316	11,828
Gain on sale of assets	(8,318)	—
Total operating expenses	174,941	183,065

Operating Income	90,224	81,342

Other Income and Expenses
Interest expense	(17,170)	(16,829)
Interest income	1,175	560
Other, net	1,454	667
Total other income and expenses, net	(14,541)	(15,602)

Income before income tax expense	75,683	65,740

Income tax expense	29,235	25,203

Net Income	$46,448	$40,537

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$46,448	$40,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,522	28,319
Provision for doubtful accounts	563	431
Deferred income taxes and investment tax credits	9,139	10,782
Stock-based compensation expense	1,970	1,672
Gain on sale of assets	(8,318)	—
Other — net	(866)	(367)
Changes in assets and liabilities:
Accounts receivable — customers	(10,683)	(4,471)
Unbilled receivable	(3,138)	(1,941)
Other accounts receivable	(1,658)	212
Materials and supplies	(891)	724
Prepayments and other assets	(976)	(1,143)
Regulatory assets	10,344	(13,823)
Accounts payable	5,999	1,920
Inter-company receivable/payable	(623)	(933)
Income taxes receivable/payable from/to Parent	22,992	12,863
Accrued pension and other post-retirement benefits	(2,285)	(1,529)
Other liabilities	1,905	2,991
Net cash provided	98,444	76,244

Cash Flows From Investing Activities:
Capital expenditures	(76,373)	(98,161)
Proceeds from sale of assets	34,324	—
Other investing activities	(1,299)	(1,484)
Net cash used	(43,348)	(99,645)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	6,132	2,902
Refunds on advances for construction	(3,477)	(3,449)
Retirement or repayments of long-term debt	(320)	(305)
Net change in inter-company borrowings	(32,000)	42,000
Dividends paid	(18,300)	(16,600)
Other financing activities	(1,086)	(1,301)
Net cash (used) provided	(49,051)	23,247

Net increase (decrease) in cash and cash equivalents	6,045	(154)
Cash and cash equivalents, beginning of period	209	2,501
Cash and cash equivalents, end of period	$6,254	$2,347

Non-cash transactions:
Accrued payables for investment in utility plant	$21,975	$19,843
Property installed by developers and conveyed	$1,796	$4,853

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 259,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although GSWC has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues during the three and nine months ended September 30, 2017 and 2016. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  AWR’s assets and operating income are primarily those of GSWC.

ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various United States military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.

On September 29, 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The initial value of the contract is approximately $601 million over the 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period. ASUS will assume operations at Fort Riley following the completion of a six-to-twelve-month transition period.

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

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.0 million during each of the three months ended September 30, 2017 and 2016, and approximately $3.0 million during each of the nine months ended September 30, 2017 and 2016. In addition, AWR has a $150.0 million syndicated credit facility. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of September 30, 2017, there was $46.0 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of September 30, 2017 and 2016, there were no amounts outstanding under these notes.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.0 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

Depending on the states in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the U.S. government reimburses these assessments under the 50-year contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $55,000 and $62,000 during the three months ended September 30, 2017 and 2016, respectively, and $177,000 and $209,000 for the nine months ended September 30, 2017 and 2016, respectively.

Recently Issued Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) are required to be recorded through the income statement rather than through equity, therefore increasing the volatility of income tax expense. The new standard also removed the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. Income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are recorded to the income tax provision, instead of to shareholders' equity, which can impact the effective tax rate. Registrant adopted the new standard effective January 1, 2017 (see Note 6). On a prospective basis, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows.

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance to prior periods would be recognized as an adjustment to opening retained earnings at January 1, 2018, and requires certain additional disclosures. Registrant intends to use the modified retrospective approach beginning January 1, 2018. Management continues to assess all potential impacts of the standard, and to-date has not identified any material impact on earnings or material impacts on how Registrant recognizes revenue. The previously disclosed issue regarding contributions in aid of construction (CIAC) has been resolved, subject to finalization of implementation guidance. GSWC does not expect CIAC to be in the scope of the guidance and, therefore, will continue to record CIAC as liabilities and as a reduction to rate base. The guidance will also require enhanced disclosures, including a disaggregated revenue disclosure from contracts with customers. Some revenue arrangements which meet the definition of alternative revenue programs under ASC 980 Regulated Operations, such as GSWC's Water Revenue Adjustment Mechanism and Base Revenue Requirement Adjustment Mechanisms, are excluded from the scope of the new standard and, therefore, will be disclosed separately from revenues from contracts with customers under the new guidance.

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

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Under current GAAP, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of various deferred items), are aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component will continue to be presented as operating costs, while all other components of net benefit cost will be presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. Registrant is currently evaluating the impact of this new standard on its financial statements, and to-date has not identified a material impact on its consolidated financial statements. Registrant will adopt the standard beginning in 2018.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)
Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Registrant does not expect the adoption of this new standard to have a significant impact on its cash flow statements.

In May 2017, the FASB issued Accounting Standards Update 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which addresses the accounting for a service concession arrangement. A service concession arrangement is an arrangement between a grantor and an operating entity for which the terms provide that the operating entity will operate the grantor’s infrastructure (such as water and wastewater facilities) for a specified period of time. Under this guidance, revenue from service concession arrangements will be accounted for in accordance with Topic 605 on revenue recognition, or Topic 606 on revenue from contracts with customers, as applicable. In addition, the infrastructure that is the subject of a service concession arrangement will not be recognized as property, plant, and equipment of the operating entity. For Registrant, the effective date of this new guidance will be January 1, 2018, the same date that Registrant will adopt the provisions under Topic 606. Registrant does not expect the adoption of the guidance on service concession arrangements to have a significant impact on its consolidated financial statements.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2017, Registrant had approximately $55.7 million of regulatory assets, net of regulatory liabilities, not accruing carrying costs. Of this amount, $26.1 million relates to the underfunded position in Registrant's pension and other post-retirement obligations, $3.8 million relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts, and $21.2 million relates to deferred income taxes representing accelerated tax benefits flowed through to customers, which will be included in rates concurrently with recognition of the associated future tax expense. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	September 30, 2017	December 31, 2016
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$40,230	$47,340
Costs deferred for future recovery on Aerojet case	10,983	11,820
Pensions and other post-retirement obligations (Note 7)	24,944	28,118
Derivative unrealized loss (Note 4)	3,837	4,901
Flow-through taxes, net (Note 6)	21,231	20,134
Low income rate assistance balancing accounts	6,779	8,272
General rate case memorandum accounts	12,369	13,929
Other regulatory assets	15,322	17,633
Various refunds to customers	(4,789)	(5,866)
Total	$130,906	$146,281

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2016 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2016.

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

GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2016. For the three months ended September 30, 2017 and 2016, surcharges (net of surcredits) of approximately $11.4 million and $6.5 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the nine months ended September 30, 2017 and 2016, surcharges (net of surcredits) of approximately $24.8 million and $12.9 million, respectively, were billed to customers. During the nine months ended September 30, 2017, GSWC recorded additional under-collections in the WRAM/MCBA accounts of $19.5 million due to higher than adopted supply costs as well as lower than adopted customer water usage. As of September 30, 2017, GSWC had an aggregated regulatory asset of $40.2 million which is comprised of a $20.0 million under-collection in the WRAM accounts and a $20.2 million under-collection in the MCBA accounts.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 24 months; however, as of December 31, 2015 there were some ratemaking areas that had recovery periods related to the 2015 WRAM balances that were greater than 24 months. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount has been recognized as revenue in the periods in which it was determined the amounts would be collected within 24 months. Approximately $450,000 and $910,000 of the 2015 WRAM balance was recognized during the first nine months of 2017 and during the year ended December 31, 2016, respectively.

Water General Rate Case:
In December 2016, the CPUC issued a decision in GSWC's water general rate case for all its water ratemaking areas and the general office to determine new rates for the years 2016, 2017 and 2018. The new rates approved were retroactive to January 1, 2016. However, because of delays in issuing a final decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision, which the CPUC completed with the issuance of a final decision in March 2017. A net revenue shortfall of $9.9 million, representing the rate difference between interim rates and final rates authorized by the CPUC in March 2017 that were retroactive to January 1, 2016, was approved for recovery by the CPUC in August 2017. CPUC-approved surcharges to recover this shortfall were implemented on September 1, 2017 with amortization periods ranging between 12 - 36 months for GSWC's various water ratemaking areas.
Other Regulatory Matters:

Formal Complaint Filed with the CPUC
In June 2016, a third party filed a formal complaint with the CPUC against GSWC about a water main break that occurred in 2014 causing damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building and the delay of its repairs, and order GSWC to complete repairs immediately. In September 2017, the CPUC dismissed the complaint on the grounds that the CPUC lacks jurisdiction to impose monetary damages for injuries to property, as requested by the third party, and the third party lacks standing with respect to the property as it is not the owner of the damaged property.

Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. On September 11, 2017, the Ventura County Superior Court issued a statement of decision in favor of the plaintiffs, and awarded damages to the plaintiffs in the amount of $2.6 million.  In October 2017, the Court held a hearing and also awarded the plaintiffs attorneys’ fees in the amount of approximately $895,000.  GSWC believes it has sufficient insurance coverage to cover the judgment and attorney fees totaling $3.5 million entered by the Court in this lawsuit.  However, GSWC cannot predict the final outcome of the dispute and litigation between its insurers. At this time, GSWC does not believe the final outcome will materially affect GSWC's consolidated results of operations, financial position or cash flows.

Note 3 — Earnings per Share/Capital Stock

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Net income	$21,006	$21,639	56,499	48,531
Less: (a) Distributed earnings to common shareholders	9,349	8,189	27,064	24,558
Distributed earnings to participating securities	50	48	139	141
Undistributed earnings	11,607	13,402	29,296	23,832

(b) Undistributed earnings allocated to common shareholders	11,546	13,323	29,147	23,696
Undistributed earnings allocated to participating securities	61	79	149	136

Total income available to common shareholders, basic (a)+(b)	$20,895	$21,512	$56,211	$48,254

Weighted average Common Shares outstanding, basic	36,659	36,561	36,625	36,546

Basic earnings per Common Share	$0.57	$0.59	$1.53	$1.32

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s Stock Incentive Plans for employees and the Non-Employee Directors Stock Plans, and net income. At September 30, 2017 and 2016, there were 70,702 and 138,060 options outstanding, respectively, under these Plans. At September 30, 2017 and 2016, there were also 195,457 and 216,733 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Common shareholders earnings, basic	$20,895	$21,512	$56,211	$48,254
Undistributed earnings for dilutive stock-based awards	61	79	149	136
Total common shareholders earnings, diluted	$20,956	$21,591	$56,360	$48,390

Weighted average common shares outstanding, basic	36,659	36,561	36,625	36,546
Stock-based compensation (1)	197	201	188	197
Weighted average common shares outstanding, diluted	36,856	36,762	36,813	36,743

Diluted earnings per Common Share	$0.57	$0.59	$1.53	$1.32

(1)       In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 70,702 and 138,060 stock options at September 30, 2017 and 2016, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 195,457 and 216,733 restricted stock units at September 30, 2017 and 2016, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016.

No stock options outstanding at September 30, 2017 had an exercise price greater than the average market price of AWR’s Common Shares for the three and nine months ended September 30, 2017. There were no stock options outstanding at September 30, 2017 or 2016 that were anti-dilutive.

During the nine months ended September 30, 2017 and 2016, AWR issued 107,815 and 67,832 common shares, for approximately $884,000 and $210,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000, 2008 and 2016 Stock Incentive Plans, and the 2003 and 2013 Non-Employee Directors Stock Plans.

During the three months ended September 30, 2017 and 2016, AWR paid quarterly dividends of approximately $9.3 million, or $0.255 per share, and $8.2 million, or $0.224 per share, respectively. During the nine months ended September 30, 2017 and 2016, AWR paid quarterly dividends to shareholders of approximately $27.1 million, or $0.739 per share, and $24.6 million, or $0.672 per share, respectively.

Note 4 — Derivative Instruments

Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a commodity. BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to immediately execute new long-term purchased power contracts with energy providers. BVES began taking power under these long-term contracts effective January 1, 2015 over three- and five-year terms.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of September 30, 2017, there was a $3.8 million unrealized loss in the memorandum account for the purchased power contracts as a result of a drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2017 was approximately 245,000 megawatt hours.

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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and nine months ended September 30, 2017 and 2016:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Fair value at beginning of the period	$(4,493)	$(4,933)	$(4,901)	$(7,053)
Unrealized gain (loss) on purchased power contracts	656	(648)	1,064	1,472
Fair value at end of the period	$(3,837)	$(5,581)	$(3,837)	$(5,581)

Note 5 — Fair Value of Financial Instruments

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $14.8 million as of September 30, 2017. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2017 and December 31, 2016 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the September 30, 2017 valuation decreased slightly as compared to December 31, 2016, increasing the fair value of long-term debt as of September 30, 2017. Changes in the assumptions will produce different results.

	September 30, 2017		December 31, 2016
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,275	$423,841	$325,582	$423,124
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 6 — Income Taxes
AWR's consolidated effective income tax rate (“ETR”) was 37.3% and 37.0% for the three months ended September 30, 2017 and 2016, respectively, and was 37.3% and 37.1% for the nine months ended September 30, 2017 and 2016, respectively. AWR’s ETR increased slightly during the three and nine months ended September 30, 2017 primarily due to the increase in GSWC's ETR. GSWC's ETR was 38.4% and 38.2% for the three months ended September 30, 2017 and 2016, respectively, and was 38.6% and 38.3% for the nine months ended September 30, 2017 and 2016, respectively. GSWC's ETR increased and also deviated from the statutory rate due to state tax and differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally plant, rate case, and compensation-related items).

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
Change in Accounting Guidance:
Effective January 1, 2017, Registrant adopted the new accounting standard addressing share-based payments (see Note 1). Under the new guidance, the tax effects related to share-based payments are required to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded directly to equity and tax deficiencies ("shortfalls") were recorded to equity to the extent of any pool of windfall tax benefits from prior awards, with the remainder recognized in income tax expense. AWR and GSWC adopted the guidance effective January 1, 2017 and, therefore, all excess tax benefits resulting from share-based payments during the three and nine months ended September 30, 2017 were reflected in the income statements. For the three months ended September 30, 2017, this change reduced income tax expense by approximately $279,000 and $288,000 for AWR and GSWC, respectively. For the nine months ended September 30, 2017, the reduction to income tax expense was approximately $1,019,000 and $989,000 for AWR and GSWC, respectively.

Note 7 — Employee Benefit Plans
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and SERP for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$1,250	$1,274	$53	$68	$232	$200
Interest cost	1,976	1,978	73	97	223	186
Expected return on plan assets	(2,428)	(2,457)	(107)	(122)	—	—
Amortization of prior service cost (benefit)	—	12	—	(9)	3	6
Amortization of actuarial (gain) loss	231	228	(242)	(150)	194	73
Net periodic pension cost under accounting standards	1,029	1,035	(223)	(116)	652	465
Regulatory adjustment — deferred	266	221	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,295	$1,256	$(223)	$(116)	$652	$465

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$3,750	$3,822	$171	$204	$696	$600
Interest cost	5,928	5,934	243	291	669	558
Expected return on plan assets	(7,278)	(7,377)	(351)	(366)	—	—
Amortization of prior service cost (benefit)	—	36	—	(27)	9	18
Amortization of actuarial (gain) loss	693	684	(582)	(450)	582	219
Net periodic pension cost under accounting standards	3,093	3,099	(519)	(348)	1,956	1,395
Regulatory adjustment — deferred	791	644	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$3,884	$3,743	$(519)	$(348)	$1,956	$1,395
Registrant contributed $6.5 million to its pension plan during the nine months ended September 30, 2017.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2017, GSWC had a total of $1.1 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 2).

Note 8 — Contingencies and Gain on Sale of Assets

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

Claremont System:
In December 2014, the City of Claremont, California (“Claremont”) filed an eminent-domain action against GSWC to condemn GSWC's Claremont water system.  In December 2016, the County of Los Angeles Superior Court (the “Court”) issued a decision rejecting Claremont’s attempt to take over GSWC’s Claremont water system. In February 2017, the Court further ordered that GSWC was entitled to recover $7.6 million (“Judgment Amount”) of its litigation expenses and related defense costs from Claremont. During the first quarter of 2017, Claremont appealed both decisions.
In October 2017, GSWC and Claremont entered into a settlement agreement whereby Claremont agreed to drop its appeals and to pay $2.0 million on or before December 31, 2017 to GSWC as partial satisfaction of the Judgment Amount plus interest accrued through the end of 2017. Upon receipt of the $2.0 million, which is expected during the fourth quarter of 2017 pursuant to the settlement agreement, GSWC will reflect this $2.0 million payment as a reduction to operating expenses. Furthermore, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by Claremont to GSWC over the next 12 years. If Claremont (i) makes its initial payment of $2.0 million and all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, GSWC will waive payment of the unpaid Judgment Amount. However, if Claremont were to take formal action within the next 12 years or miss any of the required payments specified in the settlement agreement, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. At this time, GSWC is unable to predict the actions that Claremont will take over the next 12 years. GSWC serves approximately 11,000 customers in Claremont.

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

Assets and Liabilities Sold:
(dollars in thousands)	As of June 8, 2017

Net utility plant, including construction work in progress	$22,256
Accounts receivable	721
Regulatory assets	3,944
Assets sold	$26,921

Advances for construction	$(366)
Contributions in aid of construction — net	(532)
Liabilities directly associated with assets sold	$(898)

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
As of September 30, 2017, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2017, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.4 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.

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

Note 9 — Business Segments

AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than its investments in its subsidiaries.

All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Florida, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  In September 2017, ASUS was awarded a new 50-year contract by the U.S. government for water and wastewater operations at Fort Riley located in Kansas. ASUS will assume operations at Fort Riley following the completion of a six-to-twelve-month transition period. Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.

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

	As Of And For The Three Months Ended September 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$91,919	$7,994	$24,505	$—	$124,418
Operating income (loss)	31,473	1,595	5,502	(3)	38,567
Interest expense, net	4,974	346	58	76	5,454
Utility plant	1,117,674	57,669	6,273	—	1,181,616
Depreciation and amortization expense (1)	8,972	537	345	—	9,854
Income tax expense (benefit)	10,544	269	1,944	(249)	12,508
Capital additions	30,536	559	905	—	32,000

	As Of And For The Three Months Ended September 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$90,617	$8,146	$25,043	$—	$123,806
Operating income (loss)	32,642	1,500	5,487	(12)	39,617
Interest expense, net	5,145	328	12	39	5,524
Utility plant	1,068,048	54,880	5,660	—	1,128,588
Depreciation and amortization expense (1)	8,734	506	246	—	9,486
Income tax expense (benefit)	10,575	466	1,951	(284)	12,708
Capital additions	32,655	1,290	628	—	34,573

	As Of And For The Nine Months Ended September 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$239,057	$26,108	$71,258	$—	$336,423
Operating income (loss)	84,289	5,935	14,907	(10)	105,121
Interest expense, net	14,924	1,071	214	197	16,406
Utility plant	1,117,674	57,669	6,273	—	1,181,616
Depreciation and amortization expense (1)	26,731	1,610	843	—	29,184
Income tax expense (benefit)	27,739	1,496	5,152	(717)	33,670
Capital additions	74,113	2,260	1,523	—	77,896

	As Of And For The Nine Months Ended September 30, 2016
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$237,987	$26,420	$64,880	$—	$329,287
Operating income (loss)	76,502	4,840	11,298	(16)	92,624
Interest expense, net	15,272	997	29	90	16,388
Utility plant	1,068,048	54,880	5,660	—	1,128,588
Depreciation and amortization expense (1)	26,597	1,520	761	—	28,878
Income tax expense (benefit)	23,528	1,675	4,029	(655)	28,577
Capital additions	93,189	4,972	1,746	—	99,907

(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $61,000 and $68,000 for the three months ended September 30, 2017 and 2016, respectively, and $181,000 and $202,000 for the nine months ended September 30, 2017 and 2016, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2017	2016
Total utility plant	$1,181,616	$1,128,588
Other assets	304,870	311,798
Total consolidated assets	$1,486,486	$1,440,386

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
Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in GSWC's water general rate case, which sets new rates for the years 2016 - 2018. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. Because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision. The CPUC issued a final decision in March 2017 with the corrected rate calculations. The revenue shortfall due to differences between the actual rates charged in 2016 and early 2017 while the decision was still pending, and the rates adopted in the final decision are being recovered through a rate surcharge. The new 2017 rates, which are effective and retroactive to January 1, 2017, were implemented in April 2017. The new rates and adopted supply costs are expected to increase the adopted water gross margin in 2017 by approximately $3.3 million as compared to 2016, excluding the increase related to GSWC's Ojai water system, which was sold in June 2017 (see discussion below).
The water gross margin recorded through September 30, 2016 reflected GSWC's position in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s litigated positions in its entirety related to capital expenditure requests and executive compensation. The final decision authorized 87% of GSWC’s capital requests in customer rates, and allowed only a portion of its executive incentive program. When the initial decision was issued in December 2016 with new rates retroactive to January 1, 2016, GSWC recorded a cumulative downward adjustment of $5.2 million to the water gross margin in the fourth quarter of 2016 related to the first three quarters of 2016. Approximately $2.0 million of this amount would have lowered the water gross margin during the three months ended September 30, 2016 had the CPUC decision been issued on time.
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
New Privatization Contract Award
On September 29, 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution, and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The initial value of the contract is approximately $601 million over the 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed. ASUS will assume operations at Fort Riley following the completion of a six-to-twelve-month transition period currently underway.

Eglin Air Force Base (“Eglin”)
On June 15, 2017, ASUS assumed operations of the water and wastewater systems at Eglin in Florida after completing a transition period and a detailed joint inventory study. The value of the 50-year contract is approximately $702 million. The contract is subject to annual economic price adjustments.

Summary of Third Quarter Results by Segment

The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2017	9/30/2016	CHANGE
Water	$0.44	$0.47	$(0.03)
Electric	0.03	0.02	0.01
Contracted services	0.10	0.10	—
Consolidated diluted earnings per share, as reported	$0.57	$0.59	$(0.02)

Water Segment:
For the three months ended September 30, 2017, diluted earnings per share from the water segment decreased by $0.03 to $0.44 per share as compared to the same period in 2016. Impacting the quarter-over-quarter comparison was a decrease in the water gross margin of $2.0 million, or $0.03 per share, that was not reflected in the results for the three months ended September 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case, as previously discussed. In addition, surcharges were implemented in 2017 to recover previously incurred costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  An increase in revenues and water gross margin totaling $1.9 million from these surcharges was offset by a corresponding increase in operating expenses (primarily administrative and general) resulting in no impact to earnings for the three months ended September 30, 2017.
Excluding the impact of the items discussed above, diluted earnings from the water segment for the quarter were unchanged as compared to the same period in 2016. There was an overall decrease in operating expenses (excluding supply costs) resulting mainly from lower maintenance costs as well as lower legal expenses related to condemnation matters as compared to the same period in 2016. There was also CPUC-approved second year rate increases effective January 1, 2017. These increases to earnings were mostly offset by lower water earnings as a result of the cessation of Ojai operations in June 2017, as well as a higher effective income tax rate as compared to the third quarter of 2016.
Electric Segment:
For the three months ended September 30, 2017, diluted earnings from the electric segment increased by $0.01 per share as compared to the same period in 2016 due primarily to a lower effective income tax rate resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate case and compensation-related items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period.
In March 2016, the CPUC issued a decision granting a request filed by GSWC to defer the next general rate case filing of its Bear Valley Electric Service ("BVES") division by one year. GSWC filed this general rate case in May 2017 for rates in years 2018 through 2021. Adopted base revenues for 2017 are based on 2016 adopted base revenues, adjusted for a change in the general office allocation as stipulated in the CPUC's final decision on the water general rate case.
Contracted Services Segment:
For the three months ended September 30, 2017 and 2016, diluted earnings per share from the contracted services segment were $0.10 per share. There was an increase in management fee revenue for the third quarter of 2017 due to the successful resolution of various price adjustments and asset transfers during 2016 and 2017, and the revenue generated from Eglin since assuming the operation of its water and wastewater systems on June 15, 2017. This increase in management fee revenue was offset by lower construction activity and higher operating expenses as compared to the third quarter of 2016.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2017	9/30/2016	CHANGE
Water	$1.17	$1.04	$0.13
Electric	0.09	0.06	0.03
Contracted services	0.26	0.20	0.06
AWR (parent)	0.01	0.02	(0.01)
Consolidated diluted earnings per share, as reported	$1.53	$1.32	$0.21

Water Segment:
For the nine months ended September 30, 2017, diluted earnings per share from the water segment increased by $0.13 to $1.17 per share as compared to the same period in 2016 due, in large part, to the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system in June 2017. Furthermore, the following two items related to other periods impacted the comparability of the results for the nine months ended September 30, 2017 and 2016 which, when netted, negatively impacted the reported results through September 30, 2017 compared to 2016 by approximately $3.7 million, or $0.06 per share:

•
A decrease in the water gross margin of $5.2 million, or $0.08 per share, was not reflected in the results for the nine months ended September 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million was recorded to the water gross margin in the fourth quarter of 2016, which related to the first three quarters of 2016.

•
In February 2017, the CPUC approved recovery of incremental costs related to California's drought state of emergency, which were previously expensed. As a result of this approval, during the nine months ended September 30, 2017 GSWC recorded a regulatory asset and a corresponding increase to pretax earnings of $1.5 million, or $0.02 per share, of which $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 as additional revenue.

Excluding the impact of the items discussed above and a $3.1 million increase in billed surcharges which have no impact to earnings, diluted earnings from the water segment for the nine months ended September 30, 2017 increased by $0.06 per share as compared to the same period in 2016. The following items impacted the comparability between the two periods:

•	A decrease in operating expenses (excluding supply costs) of $3.2 million, or $0.05 per share, due mostly to lower legal expenses related to condemnation matters, as well as lower maintenance costs.

•
An increase in interest and other income of $1.1 million, or $0.02 per share, due to amounts collected from developers on certain outstanding balances owed to GSWC and higher gains recorded on investments as compared to 2016.

•
A higher effective income tax rate, negatively impacting earnings by $0.01 per share, resulting from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily plant, rate case and compensation-related items).

An increase in the water margin generated from CPUC-approved second year rate increases was largely offset by the cessation of Ojai operations in June 2017.
Electric Segment:
For the nine months ended September 30, 2017, diluted earnings from the electric segment were $0.09 per share as compared to $0.06 per share for the same period in 2016. Operating expenses (other than supply costs) decreased by $1.6 million primarily due to additional costs incurred in 2016 in response to power outages caused by severe winter storms experienced in January 2016, lower regulatory costs, and lower costs associated with a solar power program approved by the CPUC. There was also a decrease in the effective income tax rate for the electric segment as compared to the same period in 2016 resulting from flow-through items as previously discussed. A lower electric gross margin was due to a downward adjustment to the revenue requirement, with a corresponding decrease in the allocation of general office expenses, resulting in no impact to earnings.

Contracted Services Segment:
For the nine months ended September 30, 2017, diluted earnings per share from the contracted services segment increased by $0.06 to $0.26 per share as compared to the same period in 2016. There was an increase in management fees from the successful resolution of various price adjustments and asset transfers received during 2016 and 2017, including approximately $1.0 million, or $0.02 per share, of retroactive management fees recorded in 2017 which related to periods prior to 2017, as well as a higher direct construction margin resulting primarily from improved cost efficiencies. There was also an increase in management fees and construction revenues generated from the operations at Eglin, which began in June 2017. These increases to earnings were partially offset by higher operation costs due to Eglin's transition activities and joint inventory study, as well as increases in labor and outside services costs related to business development and compliance.

Consolidated Results of Operations — Three Months Ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$91,919	$90,617	$1,302	1.4%
Electric	7,994	8,146	(152)	(1.9)%
Contracted services	24,505	25,043	(538)	(2.1)%
Total operating revenues	124,418	123,806	612	0.5%

OPERATING EXPENSES
Water purchased	20,576	19,631	945	4.8%
Power purchased for pumping	2,913	2,988	(75)	(2.5)%
Groundwater production assessment	5,870	4,482	1,388	31.0%
Power purchased for resale	2,439	2,394	45	1.9%
Supply cost balancing accounts	(4,621)	(4,213)	(408)	9.7%
Other operation	7,657	7,448	209	2.8%
Administrative and general	21,790	19,768	2,022	10.2%
Depreciation and amortization	9,854	9,486	368	3.9%
Maintenance	3,222	4,203	(981)	(23.3)%
Property and other taxes	4,475	4,317	158	3.7%
ASUS construction	11,693	13,685	(1,992)	(14.6)%
Gain on sale of assets	(17)	—	(17)	—%
Total operating expenses	85,851	84,189	1,662	2.0%

OPERATING INCOME	38,567	39,617	(1,050)	(2.7)%

OTHER INCOME AND EXPENSES
Interest expense	(5,775)	(5,730)	(45)	0.8%
Interest income	321	206	115	55.8%
Other, net	401	254	147	57.9%
	(5,053)	(5,270)	217	(4.1)%

INCOME BEFORE INCOME TAX EXPENSE	33,514	34,347	(833)	(2.4)%
Income tax expense	12,508	12,708	(200)	(1.6)%

NET INCOME	$21,006	$21,639	$(633)	(2.9)%

Basic earnings per Common Share	$0.57	$0.59	$(0.02)	(3.4)%

Fully diluted earnings per Common Share	$0.57	$0.59	$(0.02)	(3.4)%

Operating Revenues:

General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or adjustments are not granted in a timely manner, current operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water
For the three months ended September 30, 2017, revenues from water operations increased $1.3 million to $91.9 million as compared to the same period in 2016. The increase was due primarily to CPUC-approved second-year rate increases effective January 1, 2017, as well as a $1.9 million increase in CPUC-approved surcharges to recover previously incurred costs. The new surcharges implemented during 2017 were offset by a corresponding increase in operating expenses (primarily administrative and general) totaling $1.9 million, resulting in no impact to earnings. Furthermore, in July 2017, the CPUC approved rate increases implemented for certain rate-making areas to specifically cover increases in supply costs experienced in these areas. This increase in revenue is mostly offset by a corresponding increase in supply costs, resulting in an insignificant change to the water gross margin.
Partially offsetting the increases discussed above was the cessation of Ojai operations due to the sale of the water system in June 2017, as well as a decrease in water revenues of approximately $1.0 million that was not reflected in the results for the three months ended September 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. As previously discussed in the "Overview" section, the water gross margin recorded through September 30, 2016 reflected GSWC's litigated positions in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in their entirety. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, GSWC recorded a cumulative downward adjustment of $5.2 million to the water gross margin in the fourth quarter of 2016 related to the first three quarters of 2016. Of this amount, $2.0 million related to the third quarter of 2016, which would have decreased revenues by $1.0 million and increased supply costs by $1.0 million for the three months ended September 30, 2016 had the CPUC decision been issued on time.
Billed water consumption for the third quarter of 2017 increased by approximately 5.6% as compared to the same period in 2016. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric
In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates in years 2018 through 2021. As a result, adopted base revenues for 2017 are based on 2016 adopted base revenues adjusted for the change in the general office allocation approved by the CPUC in the water general rate case. For the three months ended September 30, 2017, revenues from electric operations decreased slightly to $8.0 million as compared to $8.1 million for the same period in 2016 due, in part, to the downward adjustment in the revenue requirement for 2017 with a corresponding and offsetting reduction in the general office allocation. This decrease in revenues was partially offset by rate increases generated from advice letter capital projects approved by the CPUC during 2016 and 2017.
Billed electric usage during the three months ended September 30, 2017 was mostly unchanged as compared to the three months ended September 30, 2016.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended September 30, 2017, revenues from contracted services decreased $538,000 to $24.5 million as compared to $25.0 million for the same period in 2016 due primarily to lower construction activities. This decrease construction was partially offset by an increase in management fee revenues due to the successful resolution of various price adjustments and asset transfers received during 2016 and 2017.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the first nine months of 2017, ASUS was awarded $20.1 million in new construction projects, the majority of which are expected to be completed through 2018. During 2016, ASUS was awarded approximately $24.0 million in new construction projects, the majority of which have, or are expected to be completed, through 2017. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:

Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Water and electric gross margins are computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.7% and 30.0% of total operating expenses for the three months ended September 30, 2017 and 2016, respectively.  The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$91,919	$90,617	$1,302	1.4%
WATER SUPPLY COSTS:
Water purchased (1)	$20,576	$19,631	$945	4.8%
Power purchased for pumping (1)	2,913	2,988	(75)	(2.5)%
Groundwater production assessment (1)	5,870	4,482	1,388	31.0%
Water supply cost balancing accounts (1)	(5,245)	(4,843)	(402)	8.3%
TOTAL WATER SUPPLY COSTS	$24,114	$22,258	$1,856	8.3%
WATER GROSS MARGIN (2)	$67,805	$68,359	$(554)	(0.8)%

ELECTRIC OPERATING REVENUES (1)	$7,994	$8,146	$(152)	(1.9)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,439	$2,394	$45	1.9%
Electric supply cost balancing accounts (1)	624	630	(6)	(1.0)%
TOTAL ELECTRIC SUPPLY COSTS	$3,063	$3,024	$39	1.3%
ELECTRIC GROSS MARGIN (2)	$4,931	$5,122	$(191)	(3.7)%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(4,621,000) and $(4,213,000) for the three months ended September 30, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2)     Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the CPUC-approved Modified Cost Balancing Account ("MCBA"), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from or refunds to customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
 The overall actual percentage of purchased water for the three months ended September 30, 2017 was 46% as compared to the adopted percentage of 31%. The higher actual percentage of purchased water as compared to the adopted percentage resulted from an increase in purchased water as part of GSWC's supply mix due to several wells being out of service.
 Purchased water costs for the three months ended September 30, 2017 increased to $20.6 million as compared to $19.6 million for the same period in 2016 primarily due to an increase in wholesale water rates as well as an increase in water purchased as part of GSWC's water supply mix.
 Groundwater production assessments increased $1.4 million due to an increase in pump tax rates and pump taxes paid for water storage rights as compared to the same period in 2016.
The under-collection in the water supply cost balancing account increased $402,000 during the three months ended September 30, 2017 as compared to the same period in 2016 mainly due to higher purchased water costs as compared to adopted water supply costs.
For the three months ended September 30, 2017 and 2016, the cost of power purchased for resale to BVES's customers was $2.4 million. The average price per MWh, including fixed costs, increased from $69.87 for the three months ended September 30, 2016 to $73.81 for the same period in 2017.  The over-collection in the electric supply cost balancing account decreased slightly due to the increase in the average price per MWh.
 Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2017 and 2016, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$5,817	$5,847	$(30)	(0.5)%
Electric Services	676	757	(81)	(10.7)%
Contracted Services	1,164	844	320	37.9%
Total other operation	$7,657	$7,448	$209	2.8%
     For the three months ended September 30, 2017, other operation expenses for the contracted services segment increased due primarily to an increase in bad debt reserve for work previously performed for another prime contractor, as well as costs associated with the commencement of operations at Eglin in June 2017.

Administrative and General

Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$15,158	$13,851	$1,307	9.4%
Electric Services	1,689	1,982	(293)	(14.8)%
Contracted Services	4,940	3,926	1,014	25.8%
AWR (parent)	3	9	(6)	(66.7)%
Total administrative and general	$21,790	$19,768	$2,022	10.2%

Surcharges were implemented in 2017 to recover previously incurred administrative and general costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  A $1.7 million increase in revenues and water gross margin from these surcharges was offset by a corresponding increase in administrative and general to reflect the recovery of these costs, resulting in no impact to earnings.
Excluding the increase in billed surcharges discussed above, which have no impact on earnings, during the three months ended September 30, 2017 administrative and general expenses for the water segment decreased by approximately $400,000 due primarily to lower legal expenses related to condemnation matters as compared to the same period in 2016.
For the three months ended September 30, 2017, administrative and general expenses for the electric segment decreased by $293,000 due to lower regulatory costs, as well as a lower allocation of general office expenses as compared to the same period in 2016. The lower allocation of general office expenses has also been reflected in the electric revenue requirement.

For the three months ended September 30, 2017, administrative and general expenses for contracted services increased by $1.0 million due primarily to an increase in labor and other employee-related benefits, as well as costs associated with the commencement of operations at Eglin in June 2017.

Depreciation and Amortization

For the three months ended September 30, 2017 and 2016, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$8,972	$8,734	$238	2.7%
Electric Services	537	506	31	6.1%
Contracted Services	345	246	99	40.2%
Total depreciation and amortization	$9,854	$9,486	$368	3.9%

The increase in depreciation expense during the three months ended September 30, 2017 was due primarily to additions to utility plant, partially offset by retirements recorded for the fourth quarter of 2016 and the first nine months of 2017, as well as the sale of the Ojai utility assets in June 2017.

Maintenance
For the three months ended September 30, 2017 and 2016, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$2,513	$3,521	$(1,008)	(28.6)%
Electric Services	179	123	56	45.5%
Contracted Services	530	559	(29)	(5.2)%
Total maintenance	$3,222	$4,203	$(981)	(23.3)%
     Maintenance expense for water services decreased by $1.0 million due to an overall lower level of planned and unplanned maintenance in 2017, as well as the timing of planned maintenance activities.

Property and Other Taxes
For the three months ended September 30, 2017 and 2016, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$3,887	$3,767	$120	3.2%
Electric Services	257	251	6	2.4%
Contracted Services	331	299	32	10.7%
Total property and other taxes	$4,475	$4,317	$158	3.7%

Property and other taxes increased overall by $158,000 during the three months ended September 30, 2017 due primarily to capital additions.

ASUS Construction
For the three months ended September 30, 2017, construction expenses for contracted services were $11.7 million, decreasing $2.0 million compared to the same period in 2016 due to lower overall construction activity.

Interest Expense
For the three months ended September 30, 2017 and 2016, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$5,290	$5,343	$(53)	(1.0)%
Electric Services	348	330	18	5.5%
Contracted Services	62	18	44	244.4%
AWR (parent)	75	39	36	92.3%
Total interest expense	$5,775	$5,730	$45	0.8%

Interest Income
For the three months ended September 30, 2017 and 2016, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$316	$198	$118	59.6%
Electric Services	2	2	—	—%
Contracted Services	4	6	(2)	(33.3)%
AWR (parent)	(1)	—	(1)	—%
Total interest income	$321	$206	$115	55.8%

Other, net
For the three months ended June 30, 2017, other income increased by $147,000 due primarily to higher gains on investments as compared to the same period in 2016.

Income Tax Expense
For the three months ended September 30, 2017 and 2016, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$10,544	$10,575	$(31)	(0.3)%
Electric Services	269	466	(197)	(42.3)%
Contracted Services	1,944	1,951	(7)	(0.4)%
AWR (parent)	(249)	(284)	35	(12.3)%
Total income tax expense	$12,508	$12,708	$(200)	(1.6)%

Consolidated income tax expense for the three months ended September 30, 2017 decreased by $200,000 due primarily to a decrease in pretax income. AWR's consolidated effective income tax rate ("ETR") was 37.3% for the three months ended September 30, 2017 as compared to 37.0% for the three months ended September 30, 2016. The consolidated ETR increased primarily as a result of increases in the ETR at GSWC, which was 38.4% for the three months ended September 30, 2017 as compared to 38.2% applicable to the three months ended September 30, 2016. The change in GSWC's ETR was due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate case and compensation-related items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period.

Consolidated Results of Operations — Nine Months Ended September 30, 2017 and 2016 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$239,057	$237,987	$1,070	0.4%
Electric	26,108	26,420	(312)	(1.2)%
Contracted services	71,258	64,880	6,378	9.8%
Total operating revenues	336,423	329,287	7,136	2.2%

OPERATING EXPENSES
Water purchased	50,619	49,265	1,354	2.7%
Power purchased for pumping	6,667	6,752	(85)	(1.3)%
Groundwater production assessment	14,176	11,150	3,026	27.1%
Power purchased for resale	7,847	7,481	366	4.9%
Supply cost balancing accounts	(11,663)	(10,145)	(1,518)	15.0%
Other operation	21,989	21,331	658	3.1%
Administrative and general	62,534	61,829	705	1.1%
Depreciation and amortization	29,184	28,878	306	1.1%
Maintenance	10,292	11,908	(1,616)	(13.6)%
Property and other taxes	13,386	12,863	523	4.1%
ASUS construction	34,589	35,351	(762)	(2.2)%
Gain on sale of assets	(8,318)	—	(8,318)	—%
Total operating expenses	231,302	236,663	(5,361)	(2.3)%

OPERATING INCOME	105,121	92,624	12,497	13.5%

OTHER INCOME AND EXPENSES
Interest expense	(17,606)	(16,956)	(650)	3.8%
Interest income	1,200	568	632	111.3%
Other, net	1,454	872	582	66.7%
	(14,952)	(15,516)	564	(3.6)%

INCOME BEFORE INCOME TAX EXPENSE	90,169	77,108	13,061	16.9%
Income tax expense	33,670	28,577	5,093	17.8%

NET INCOME	$56,499	$48,531	$7,968	16.4%

Basic earnings per Common Share	$1.53	$1.32	$0.21	15.9%

Fully diluted earnings per Common Share	$1.53	$1.32	$0.21	15.9%

Operating Revenues:

Water
For the nine months ended September 30, 2017, revenues from water operations increased $1.1 million to $239.1 million as compared to the same period in 2016 primarily due to second-year rate increases effective January 1, 2017, and rate increases to specifically cover increases in supply costs experienced in certain rate-making areas. The increases related to supply costs are largely offset by a corresponding increase in supply costs, resulting in an insignificant change to the water gross margin. Furthermore, there were also new surcharges implemented during 2017 to recover previously incurred costs, which was offset by a corresponding increase in operating expenses (primarily administrative and general) totaling $3.1 million, but resulted in no impact to earnings.
The increases in water revenue discussed above were largely offset by the cessation of Ojai operations in June 2017, as well as a decrease in water revenues of approximately $2.6 million that was not reflected in the results for the nine months ended September 30, 2016 due to the delay by the CPUC in issuing a decision on the water general rate case. As previously discussed in the "Overview" section, the water gross margin recorded through September 30, 2016 reflected GSWC's litigated positions in the then pending water general rate case, which assumed the CPUC would adopt GSWC’s positions in their entirety. When the decision was issued in December 2016 with new rates retroactive to January 1, 2016, a cumulative downward adjustment of $5.2 million to the water gross margin was recorded in the fourth quarter of 2016 related to the first three quarters of 2016. The $5.2 million downward adjustment would have decreased revenues by $2.6 million and increased supply costs by $2.6 million for the nine months ended September 30, 2016 had the CPUC decision been issued on time.
Billed water consumption for the first nine months of 2017 increased 2.5% as compared to the same period in 2016. Changes in consumption generally do not have a significant impact on revenues due to the WRAM.
 Electric
Adopted base revenues for 2017 are based on 2016 adopted base revenues, adjusted for the change in the general office allocation. For the nine months ended September 30, 2017, revenues from electric operations were $26.1 million as compared to $26.4 million for the same period in 2016 due to the downward adjustment in the revenue requirement for 2017 with a corresponding and offsetting reduction in the general office allocation as stipulated in the CPUC's final decision on the water general rate case. There was also a decrease due to the recognition of approximately $300,000 in BRRAM revenues during the nine months ended September 30, 2016 that had previously been deferred. There was no similar item in 2017. These decreases were partially offset by rate increases generated from advice letter capital projects approved by the CPUC during 2016 and 2017.
 Billed electric usage increased by approximately 1% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  Due to the CPUC-approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the nine months ended September 30, 2017, revenues from contracted services increased $6.4 million to $71.3 million as compared to $64.9 million for the same period in 2016 due largely to an increase in management fees resulting from the successful resolution of several price adjustments and asset transfers during 2016 and 2017, including the third price redetermination for Fort Bragg in June 2017. This third price redetermination was retroactive to March 2016, resulting in $1.0 million in management fees recorded in 2017 related to periods prior to 2017. There were also management fees and construction revenues related to Eglin, which ASUS began operating in June 2017. Finally, there was an overall increase in construction activities during the nine months ended September 30, 2017 as compared to the same period in 2016.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 29.2% and 27.3% of total operating expenses for the nine months ended September 30, 2017 and 2016, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2017 and 2016 (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$239,057	$237,987	$1,070	0.4%
WATER SUPPLY COSTS:
Water purchased (1)	$50,619	$49,265	$1,354	2.7%
Power purchased for pumping (1)	6,667	6,752	(85)	(1.3)%
Groundwater production assessment (1)	14,176	11,150	3,026	27.1%
Water supply cost balancing accounts (1)	(13,785)	(12,420)	(1,365)	11.0%
TOTAL WATER SUPPLY COSTS	$57,677	$54,747	$2,930	5.4%
WATER GROSS MARGIN (2)	$181,380	$183,240	$(1,860)	(1.0)%

ELECTRIC OPERATING REVENUES (1)	$26,108	$26,420	$(312)	(1.2)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$7,847	$7,481	$366	4.9%
Electric supply cost balancing accounts (1)	2,122	2,275	(153)	(6.7)%
TOTAL ELECTRIC SUPPLY COSTS	$9,969	$9,756	$213	2.2%
ELECTRIC GROSS MARGIN (2)	$16,139	$16,664	$(525)	(3.2)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(11,663,000) and $(10,145,000) for the nine months ended September 30, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentage of purchased water for the nine months ended September 30, 2017 was 41% as compared to the adopted percentage of approximately 29%. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.
 Purchased water costs for the nine months ended September 30, 2017 increased to $50.6 million as compared to $49.3 million for the same period in 2016, primarily due to an increase in wholesale water rates as well as an increase in purchased water due to several wells being out of service, as compared to the nine months ended September 30, 2016.
For the nine months ended September 30, 2017 and 2016, groundwater production assessments increased $3.0 million due to an increase in pump tax rates and pump taxes paid for water storage rights during the nine months ended September 30, 2017 as compared to the same period in 2016.
The under-collection in the water supply cost balancing account increased $1.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016 mainly due to the higher purchased water costs as well as higher groundwater production assessments as compared to adopted water supply costs.
For the nine months ended September 30, 2017, the cost of power purchased for resale to BVES's customers increased by $366,000 to $7.8 million as compared to $7.5 million for the same period in 2016 due to an increase in the average price per MWh. The average price per MWh, including fixed costs, increased from $69.54 for the nine months ended September 30, 2016 to $74.17 for the same period in 2017. The over-collection in the electric supply cost balancing account decreased by $153,000 due primarily to an increase in the weighted average price per MWh.

Other Operation
For the nine months ended September 30, 2017 and 2016, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$16,100	$16,294	$(194)	(1.2)%
Electric Services	2,042	2,549	(507)	(19.9)%
Contracted Services	3,847	2,488	1,359	54.6%
Total other operation	$21,989	$21,331	$658	3.1%
     For the nine months ended September 30, 2017, total other operation expenses for the water segment decreased by $194,000 as compared to the same period in 2016 due, in large part, to the CPUC's approval in February 2017 for recovery of a memorandum account, which tracked incremental drought-related costs incurred in 2015 and 2016 during the drought state of emergency in California. As a result of the CPUC's approval, GSWC recorded a $1.2 million regulatory asset with a corresponding reduction in other operation expenses during the first quarter of 2017. During the nine months ended September 30, 2017 there was also a $205,000 increase in surcharges billed to customers, with a corresponding increase in other operation expenses, resulting in no impact to earnings. Excluding the impact of these two items, other operation expenses for the water segment increased by $801,000 due to increases in: (i) labor costs, (ii) annual public water system fees paid to the state of California, and (iii) bad debt expense.
Other operation expenses at the electric segment were lower due primarily to costs incurred in the first quarter of 2016 in response to power outages caused by severe winter storms experienced in January 2016. There were no similar costs incurred during the first nine months of 2017.
For the nine months ended September 30, 2017, total other operation expenses for the contracted services segment increased mainly due to transition costs incurred at Eglin, including costs for a joint inventory study of Eglin's water system infrastructure conducted with the U.S. government. In accordance with the 50-year contract with the U.S. government, ASUS received revenues to help cover some of the costs of the transition at Eglin. ASUS assumed operations at Eglin in June 2017, which further increased other operation expenses in 2017.
Administrative and General
For the nine months ended September 30, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$42,948	$42,877	$71	0.2%
Electric Services	5,204	6,471	(1,267)	(19.6)%
Contracted Services	14,374	12,465	1,909	15.3%
AWR (parent)	8	16	(8)	(50.0)%
Total administrative and general	$62,534	$61,829	$705	1.1%
     During the nine months ended September 30, 2017, $2.9 million in surcharges were implemented in 2017 to recover previously incurred administrative and general approved by the CPUC, increasing revenues and water gross margin with a corresponding increase in administrative and general expenses, resulting in no impact to earnings.
Excluding the impact of surcharges, for the nine months ended September 30, 2017, administrative and general expenses at the water segment decreased by $2.8 million mainly due to lower legal expenses related to condemnation activities. This decrease was partially offset by increases in labor and employee-related benefits, regulatory expenses and insurance-related costs as compared to the same period in 2016. Legal and outside services costs tend to fluctuate and are expected to continue to fluctuate.
For the nine months ended September 30, 2017, administrative and general expenses for electric services decreased by $1.3 million as compared to the nine months ended September 30, 2016 due primarily to decreases in: (i) the allocation of general office expenses, (ii) regulatory expenses, and (iii) costs associated with a solar-initiative program approved by the CPUC. The lower allocation of general office expenses has also been reflected in the electric revenue requirement.

    For the nine months ended September 30, 2017, administrative and general expenses for contracted services increased by $1.9 million as compared to the nine months ended September 30, 2016 due primarily to an increase in labor and other employee- related benefits, and outside services costs related to new business development and compliance. Expenses in 2017 were also higher due to the commencement of operations at Eglin in June 2017.

Depreciation and Amortization

For the nine months ended September 30, 2017 and 2016, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$26,731	$26,597	$134	0.5%
Electric Services	1,610	1,520	90	5.9%
Contracted Services	843	761	82	10.8%
Total depreciation and amortization	$29,184	$28,878	$306	1.1%

For the nine months ended September 30, 2017, depreciation and amortization expense increased due primarily to additions to utility plant, partially offset by retirements recorded during the fourth quarter of 2016 and first nine months of 2017, as well as the sale of the Ojai utility assets in June 2017.

Maintenance

For the nine months ended September 30, 2017 and 2016, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$8,111	$9,954	$(1,843)	(18.5)%
Electric Services	551	472	79	16.7%
Contracted Services	1,630	1,482	148	10.0%
Total maintenance	$10,292	$11,908	$(1,616)	(13.6)%

Maintenance expense for water services decreased by $1.8 million due to an overall lower level of planned and unplanned maintenance in 2017, as well as the timing of planned maintenance activities.

Property and Other Taxes

For the nine months ended September 30, 2017 and 2016, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$11,517	$11,022	$495	4.5%
Electric Services	799	806	(7)	(0.9)%
Contracted Services	1,070	1,035	35	3.4%
Total property and other taxes	$13,386	$12,863	$523	4.1%

Property and other taxes increased overall by $523,000 during the nine months ended September 30, 2017 due primarily to capital additions.

ASUS Construction

For the nine months ended September 30, 2017, construction expenses for contracted services were $34.6 million, decreasing $762,000 compared to the same period in 2016 largely due to improved cost efficiencies, partially offset by an increase in construction activity.

Gain on Sale of Assets

In June 2017, GSWC completed the sale of its Ojai water system to Casitas for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of assets.

Interest Expense

For the nine months ended September 30, 2017 and 2016, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$16,092	$15,821	$271	1.7%
Electric Services	1,078	1,008	70	6.9%
Contracted Services	228	37	191	516.2%
AWR (parent)	208	90	118	131.1%
Total interest expense	$17,606	$16,956	$650	3.8%

For the nine months ended September 30, 2017, interest expense increased $650,000 due largely to higher average borrowings on the revolving credit facility as compared to the first nine months of 2016. The proceeds received in June 2017 from the completed sale of GSWC's Ojai system were used to repay a portion of these borrowings.

Interest Income

For the nine months ended September 30, 2017 and 2016, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$1,168	$549	$619	112.8%
Electric Services	7	11	(4)	(36.4)%
Contracted Services	14	8	6	75.0%
AWR (parent)	11	—	11	—%
Total interest income	$1,200	$568	$632	111.3%

The increase in interest income is due to the collection of certain amounts from developers previously owed to GSWC, as well as an increase in interest income related to regulatory assets.
Other, net

For the nine months ended September 30, 2017, other income increased by $582,000 due to higher gains on investments as compared to the same period in 2016.

Income Tax Expense

For the nine months ended September 30, 2017 and 2016, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ CHANGE	% CHANGE
Water Services	$27,739	$23,528	$4,211	17.9%
Electric Services	1,496	1,675	(179)	(10.7)%
Contracted Services	5,152	4,029	1,123	27.9%
AWR (parent)	(717)	(655)	(62)	9.5%
Total income tax expense	$33,670	$28,577	$5,093	17.8%

Consolidated income tax expense for the nine months ended September 30, 2017 increased by approximately $5.1 million due primarily to an increase in pretax income, which included the pretax gain recognized on the sale of GSWC's Ojai water system in June 2017. AWR's consolidated ETR was 37.3% for the nine months ended September 30, 2017 as compared to 37.1% for the nine months ended September 30, 2016.

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

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program, and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $234.3 million was available on September 30, 2017 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $150.0 million revolving credit facility which expires in May 2018.  Management expects to extend this facility prior to its expiration date. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  Any amounts owed to AWR for borrowings by GSWC under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.  As of September 30, 2017, there were $46.0 million in borrowings outstanding under this facility and $6.3 million of letters of credit outstanding.  As of September 30, 2017, AWR had $97.7 million available to borrow under the credit facility.

In May 2017, Standard and Poor’s Global Ratings (“S&P”) reaffirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2016, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agency.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  During the nine months ended September 30, 2017, GSWC incurred $79.7 million in company-funded capital expenditures. During 2017, Registrant's company-funded capital expenditures are estimated to be approximately $110 - $120 million. If needed, GSWC may issue long-term debt depending on market conditions. The proceeds from any debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures. Furthermore, the proceeds of approximately $34.3 million from the sale of GSWC's Ojai water system were used to repay a portion of GSWC’s short-term borrowings. Management is evaluating the long-term use of these proceeds.

AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On October 30, 2017, AWR's Board of Directors approved a fourth quarter dividend of $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on December 1, 2017 to shareholders of record at the close of business on November 15, 2017.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:

Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC, construction expenses at ASUS, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries.
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $120.2 million for the nine months ended September 30, 2017 as compared to $77.5 million for the same period in 2016.  There was an increase in operating cash flow for GSWC due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, as well as federal income tax refunds received in 2017. The increase in operating cash flow was also due to the timing of billing of and cash receipts for construction work at military bases during the nine months ended September 30, 2017. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $44.9 million for the nine months ended September 30, 2017 as compared to $101.4 million for the same period in 2016.  Cash paid for capital expenditures were partially offset by $34.3 million in cash proceeds generated from the sale of GSWC's Ojai water system. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash used in financing activities was $69.1 million for the nine months ended September 30, 2017 as compared to net cash provided of $22.3 million for the same period in 2016. This decrease in cash from financing activities was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to repay a portion of short-term borrowings from Registrant's revolving credit facility during the nine months ended September 30, 2017. Management is evaluating the long-term use of the Ojai proceeds.

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
GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer subject to refund are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.
As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with the proceeds from the issuance of long-term debt, borrowings from AWR and common share issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.

Cash Flows from Operating Activities:

Net cash provided by operating activities was $98.4 million for the nine months ended September 30, 2017 as compared to $76.2 million for the same period in 2016.  There was an increase in operating cash flow for GSWC due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, as well as federal income tax refunds received in 2017. The timing of cash receipts and disbursements related to other working capital items also affected net cash provided by operating activities.

Cash Flows from Investing Activities:

Net cash used in investing activities was $43.3 million for the nine months ended September 30, 2017 as compared to $99.6 million for the same period in 2016. For the nine months ended September 30, 2017, cash used for capital expenditures was $76.4 million, which was partially offset by cash proceeds received from the sale of GSWC's Ojai water system. During 2017, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Cash Flows from Financing Activities:

Net cash used in financing activities was $49.1 million for the nine months ended September 30, 2017 as compared to net cash provided by financing activities of $23.2 million for the same period in 2016.  This decrease in cash from financing activities was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to repay a portion of inter-company short-term borrowings during the nine months ended September 30, 2017.

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

Contracted Services
     Under the terms of the current and future utility privatization contracts with the U.S. government, each contract's price is subject to an economic price adjustment (“EPA”) on an annual basis.  In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the Act.  While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2018 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
At times, the Defense Contract Audit Agency (“DCAA”) and/or the Defense Contract Management Agency (“DCMA”) may, at the request of a contracting officer, perform audits/reviews of contractors for compliance with certain government guidance and regulations, such as the Federal Acquisition Regulations and Defense Federal Acquisition Regulation Supplements. Certain audit/review findings, such as system deficiencies for government-contract-business-system requirements, may result in delays in the timing of resolution of filings submitted to and/or the ability to file new proposals with the U.S. government.
Below is a summary of price redetermination, EPA and REA filings and other matters for the Military Utility Privatization Subsidiaries.

•	FBWS - The EPA for Fort Bliss for the contract year beginning October 1, 2017 was submitted to the government in the third quarter of 2017.

•
TUS - The EPA filing for Andrews Air Force Base, covering the period February 2017 through January 2018, was approved by the government in the third quarter of 2017 and provides for an annualized inflationary increase in operations and maintenance (“O&M”) and renewal and replacement (“R&R”) fees.

•
ODUS - The EPA filing for the Fort Lee privatization contract in Virginia, covering the one-year period beginning February 2017, and the EPA for the other bases that ODUS operates in Virginia, covering the one-year period beginning April 2017 were approved by the government in the third quarter of 2017. Both filings provide for an annualized inflationary increase in O&M and R&R fees.

•
PSUS - The EPA filing for Fort Jackson for the one-year period beginning February 2017 was approved by the government in the first quarter of 2017 and provides for an annualized increase in both O&M and R&R fees.

•
ONUS - The third price redetermination with a conversion to an EPA filing mechanism for Fort Bragg, covering the period March 2016 through February 2017, together with an EPA filing for the one-year period beginning March 2017, was approved in the second quarter of 2017. A modification implementing the settlement is expected in the fourth quarter of 2017.

•	ECUS - ASUS assumed the operation of the water and wastewater systems at Eglin Air Force Base as of June 15, 2017. The value of this contract is approximately $702 million over its 50-year term.

New Privatization Contract Award
On September 29, 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The initial value of the contract is approximately $601 million over the 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period. ASUS will assume operations at Fort Riley following the completion of a six-to-twelve-month transition period currently underway.

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
Water General Rate Case and Changes in Rates for 2016 and 2017
In December 2016, the CPUC issued a decision in the water general rate case for GSWC. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision. The CPUC completed the corrections and subsequently issued a final decision in March 2017. The new 2017 rates are effective retroactive to January 1, 2017 and were implemented in April 2017. In July 2017, GSWC filed with the CPUC for recovery of $9.9 million in revenue shortfall, representing the net differences between the actual rates billed from January 2016 through April 2017 and the new rates adopted in the final decision. In September 2017, GSWC implemented surcharges to recover this revenue shortfall over a 12- to 36-month amortization period.
Pending General Rate Case Filings
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office.  This general rate case will determine new water rates for the years 2019, 2020 and 2021.  Among other things, GSWC's requested capital budgets in this application average approximately $125 million per year for the three-year rate cycle. A decision in the water general rate case is scheduled for the fourth quarter of 2018 with new rates to become effective January 1, 2019.
On May 1, 2017, GSWC filed its electric general rate case application with the CPUC. This general rate case will determine new electric rates for the years 2018 through 2021. A final decision in the electric general rate case is expected in 2018, with rates effective January 1, 2018.

Other Regulatory Matters
Formal Complaint Filed with the CPUC
In June 2016, a third party filed a formal complaint with the CPUC against GSWC about a water main break that occurred in 2014 causing damage to a commercial building. Repairs to the building have been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requests, among other things, that the CPUC investigate the main break, the damage to the commercial building and the delay of its repairs, and order GSWC to complete repairs immediately. In September 2017, the CPUC dismissed the complaint on the grounds that the CPUC lacks jurisdiction to impose monetary damages for injuries to property, as requested by the third party, and the third party lacks standing with respect to the property as it is not the owner of the damaged property.
Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. On September 11, 2017, the Ventura County Superior Court issued a statement of decision in favor of the plaintiffs, and awarded damages to the plaintiffs in the amount of $2.6 million.  In October 2017, the Court held a hearing and also awarded the plaintiffs attorneys’ fees in the amount of approximately $895,000.  GSWC believes it has sufficient insurance coverage to cover the judgment and attorney fees totaling $3.5 million entered by the Court in this lawsuit.  However, GSWC cannot predict the final outcome of the dispute and litigation between its insurers. At this time, GSWC does not believe the final outcome will materially affect GSWC's consolidated results of operations, financial position or cash flows.

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

GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“US EPA”) and the Division of Drinking Water ("DDW"), under the State Water Resources Control Board (“SWRCB”).  The US EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the US EPA, administers the US EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.

Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2016 for a detailed discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2016.

California Drought
In April 2017, the Governor of California ended the drought state of emergency in most of California in response to significantly improved water supply conditions resulting from substantial rainfall and snowpack in late 2016 and 2017. On the same date, the SWRCB and related state agencies released a plan to establish a framework for long-term water efficiency standards. The plan includes continued bans on wasteful practices and outlines the SWRCB’s vision for continued

implementation of the Governor’s executive order on water conservation. Both the SWRCB and State Legislature are expected to act on the Governor’s executive order in the next year.
The SWRCB had taken various actions to help ensure reduced water usage throughout the State during a drought emergency declaration, and to track reductions by larger urban water suppliers. GSWC filed appropriate drought contingency plans, or Staged Mandatory Water Conservation and Rationing Plans, with the CPUC to meet the SWRCB requirements.
California's period of drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in the Central Coast area, GSWC implemented mandatory water restrictions in certain service areas, moving to higher stages of the Staged Mandatory Water Conservation and Rationing Plan for those areas. In the event of water supply shortages beyond the mandated reductions, GSWC would need to transport additional water from other areas, increasing the cost of water supply. GSWC has ended implementation of the Staged Mandatory Water Conservation and Rationing Plan in all of its service areas.
As of October 31, 2017, the U.S. Drought Monitor estimated zero percent of California in the rank of “Severe Drought” and approximately 8 percent continued in the rank of “Moderate Drought,” which is a significant improvement from October 2016 when approximately 62 percent of California was ranked “Severe Drought.”
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk, primarily relating to changes in the market price of electricity at BVES, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In December 2014, the City of Claremont, California (“Claremont”) filed an eminent-domain action against GSWC to condemn GSWC's Claremont water system.  In December 2016, the County of Los Angeles Superior Court (the “Court”) issued a decision rejecting Claremont’s attempt to take over GSWC’s Claremont water system. In February 2017, the Court further ordered that GSWC is entitled to recover $7.6 million (“Judgment Amount”) of its litigation expenses and related defense costs from Claremont. During the first quarter of 2017, Claremont appealed both decisions.
In October 2017, GSWC and Claremont entered into a settlement agreement whereby Claremont agreed to drop its appeals and to pay $2.0 million on or before December 31, 2017 to GSWC as partial satisfaction of the Judgment Amount plus interest accrued through the end of 2017. Upon receipt of the $2.0 million, which is expected during the fourth quarter of 2017 pursuant to the settlement agreement, GSWC will reflect this $2.0 million payment as a reduction to operating expenses. Furthermore, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by Claremont to GSWC over the next 12 years. If Claremont (i) makes its initial payment of $2.0 million and all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, GSWC will waive payment of the unpaid Judgment Amount. However, if Claremont were to take formal action within the next 12 years or miss any of the required payments specified in the settlement agreement, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. At this time, GSWC is unable to predict the actions that Claremont will take over the next 12 years. GSWC serves approximately 11,000 customers in Claremont.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
July 1 – 31, 2017	14,118		$47.17	—	—
August 1 – 31, 2017	53,172		$49.52	—	—
September 1 – 30, 2017	43,027		$49.09	—	—
Total	110,317	(2)	$49.05	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 103,225 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On October 30, 2017, AWR's Board of Directors approved a fourth quarter dividend of $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on December 1, 2017 to shareholders of record at the close of business on November 15, 2017.

(b)  There have been no material changes during the third quarter of 2017 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.32	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.33	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.34	Form of 2015 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed March 27, 2015 (2)

10.35	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 29, 2016 (2)

10.36	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 6, 2017 (2)

10.37	2017 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.38	Form of 2017 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.39
Form of Restricted Stock Unit Award Agreement for Officers under the 2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 3, 2017 (File No. 1-14431) (2)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 6, 2017