Form 10-K
period 2017-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2018-02-26
CIK 1056903, 92116

-

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017 or
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

American States Water Company
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Golden State Water Company
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $1,737,328,000 and $1,963,913,000 on June 30, 2017 and February 22, 2018, respectively. The closing price per Common Share of American States Water Company on February 22, 2018, as traded on the New York Stock Exchange, was $53.49.  As of February 22, 2018, the number of Common Shares of American States Water Company outstanding was 36,715,525. As of that same date, American States Water Company owned all 146 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2017 and February 22, 2018.
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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, Compensation Committee, and Audit and Finance Committee through its website or by calling (877) 463-6297. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2017.

Overview

AWR is the parent company of GSWC and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”) and Fort Riley Utility Services, Inc. (“FRUS”)). AWR was incorporated as a California corporation in 1998 as a holding company.  AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has two principal business units, water and electric service utility operations, conducted through GSWC, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS, ONUS, ECUS and FRUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”

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

GSWC served 258,949 water customers and 24,274 electric customers at December 31, 2017, or a total of 283,223 customers, compared with 261,002 water customers and 23,940 electric customers at December 31, 2016, or a total of 284,942 customers. GSWC’s operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues for the years ended December 31, 2017, 2016 and 2015.

ASUS, itself or through the Military Utility Privatization Subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to annual economic price adjustments. Contracts are also subject to modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.  AWR guarantees performance of ASUS’s military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate the following water and wastewater systems:

Subsidiary	Military Base	Type of System	Location
FBWS	Fort Bliss	Water and Wastewater	Near El Paso, Texas and extending into southeastern New Mexico
TUS	Joint Base Andrews	Water and Wastewater	Maryland
ODUS	Fort Lee	Wastewater	Virginia
ODUS	Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story	Water and Wastewater	Virginia
PSUS	Fort Jackson	Water and Wastewater	South Carolina
ONUS	Fort Bragg, Pope Army Airfield and Camp Mackall	Water and Wastewater	North Carolina
ECUS	Eglin Air Force Base	Water and Wastewater	Florida
FRUS	Fort Riley*	Water and Wastewater	Kansas

*ASUS is expected to begin operations at Fort Riley in 2018 pursuant to a contract awarded in September 2017.

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 15 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. AWR’s water and electric utility segments are not dependent upon a single or only a few customers.  The U.S. government is the primary customer for ASUS’s contracted services.  ASUS, from time to time, performs work at military bases for other prime contractors of the U.S. government.

A large portion of the revenue from AWR’s segments is seasonal. The impact of seasonality on these AWR businesses is discussed in more detail in Item 1A. “Risk Factors.”

Environmental matters and compliance with such laws and regulations are discussed in detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Environmental Matters.”

Competition

The businesses of GSWC are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third-party providers of water and/or wastewater services and governmental entities primarily on the basis of quality of service and price.

AWR Workforce

AWR and its subsidiaries had a total of 758 employees as of January 31, 2018.  GSWC had 549 employees as of January 31, 2018.  Fifteen employees of BVES are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2020.

ASUS had 209 employees as of January 31, 2018.  Fifteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2020.

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

•	changes in the policies and procedures of the CPUC;

•	timeliness of CPUC action on GSWC rates;

•
availability of GSWC's water supplies, which may be adversely affected by drought, changes in weather patterns, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•
wildfires in our electric division's service territory, as well as court decisions and regulatory actions that may affect our ability to recover the costs associated with such events or the defense or payment of resulting claims;

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

•
the impact of condemnation actions on future GSWC revenues and other aspects of our business if we do not receive adequate compensation for the assets taken, or recovery of all charges associated with the condemnation of such assets, and the impact on future revenues if we are no longer entitled to any portion of the revenues generated from such assets;

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the public if our or their property should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions if safe construction and maintenance work sites are not maintained;

•	our ability to forecast the costs of maintaining GSWC’s aging water and electric infrastructure;

•
our ability to recover increases in permitting costs and costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC operates;

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's regulatory assets, settlement of liabilities and revenues subject to refund or regulatory disallowances and the timing of such recovery, and the amounts set aside for uncollectible accounts receivable, inventory obsolescence, pensions and post-retirement liabilities, taxes and uninsured losses and claims, including general liability and workers' compensation claims;

•
changes in environmental laws, health and safety laws and water and recycled water quality requirements and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC's upgrading and building new water treatment plants, GSWC's disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance monitoring activities and GSWC's securing alternative water supplies when necessary;

•	our ability to obtain adequate, reliable and cost-effective supplies of chemicals, electricity, fuel, water and other raw materials that are needed for our water and wastewater operations;

•	our ability to attract, retain, train, motivate, develop and transition key employees;

•
our ability to recover the costs associated with any contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs;

•
the breakdown or failure of equipment at GSWC's electric division that can cause fires and unplanned electric outages, and whether GSWC will be subject to investigations, penalties, liabilities to customers or other third parties or other costs in connection with such events;

•	adequacy of our electric division's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;

•	our electric division's ability to comply with the CPUC’s renewable energy procurement requirements;

•
changes in GSWC long-term customer demand due to changes in customer usage patterns as a result of conservation efforts, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases, which may impact our long-term operating revenues if we are unable to secure rate increases in an amount sufficient to offset reduced demand;

•	changes in accounting treatment for regulated utilities;

•	effects of changes in or interpretations of tax laws, rates or policies;

•	changes in estimates used in ASUS’s cost-to-cost method for revenue recognition of certain construction activities;

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

•
the impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand, that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely or that damage the property of our customers or other third parties or cause bodily injury resulting in liabilities that we may be unable to recover from insurance or other third parties or that the CPUC or the courts do not permit us to recover from ratepayers;

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

Our business is heavily regulated and, as a result, decisions by regulatory agencies and changes in laws and regulations can significantly affect our business
 GSWC's revenues depend substantially on the rates and fees it charges its customers and the ability to recover its costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.

Regulatory decisions affecting GSWC may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses and could result in impairment charges and customer refunds. Management continually evaluates the anticipated recovery of regulatory assets, settlement of liabilities and revenues subject to refund and provides for allowances and reserves as deemed necessary. In the event that our assessment of the probability of recovery or settlement through the ratemaking process is incorrect, we will adjust the associated regulatory asset or liability to reflect the change in our assessment or any regulatory disallowances.  A change in our evaluation of the probability of recovery of regulatory assets or a regulatory disallowance of all or a portion of our costs could have a material adverse effect on our financial results.

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

Regulatory agencies may also change their rules and policies which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect one or more of our Military Utility Privatization Subsidiaries. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or economic price adjustments which could adversely affect our anticipated rates of return.

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

We may be subject to financial losses, penalties and other liabilities if we fail to maintain safe work sites, equipment or facilities
Our safety record is critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we are vigilant in adhering to such health and safety standards, it is unlikely that we will be able to avoid accidents or other events resulting in damage to property or the public at all times.
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

Our operations may involve the handling and storage of hazardous chemicals which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure that we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, a failure to comply with such regulations could subject us to liability.

Electrical facilities also have an inherent risk of damage to persons or property should such persons or property come into contact with such facilities which could, depending upon the circumstances, subject us to penalties and damages.

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

•	rainfall, basin replenishment, flood control, snow pack levels in California and the West, reservoir levels and availability of reservoir storage;

•	availability of Colorado River water and imported water from the State Water Project;

•	the amount of usable water stored in reservoirs and groundwater basins;

•	the amount of water used by our customers and others;

•	water quality;

•	legal limitations on production, diversion, storage, conveyance and use; and

•	climate change.

More frequent and extended California drought conditions and changes in weather patterns and population growth in California cause increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California ("MWD") and other state water contractors are able to import from northern California.

We have implemented tiered rates and other practices, as appropriate, in order to encourage water conservation. We have also implemented programs to assist customers in complying with water usage reductions. Over the long term, we are acting to secure additional supplies from desalination and increase use of reclaimed water, where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers.
Water shortages at GSWC may:

•	adversely affect our supply mix, for instance, by causing increased reliance upon more expensive water sources;

•
adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers or requiring us to transport water over longer distances, truck water to water systems or adopt other emergency measures to enable us to continue to provide water service to our customers;

•
result in an increase in our capital expenditures over the long term, for example, by requiring future construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and other facilities to conserve or reclaim water;

•
adversely affect the volume of water sold as a result of such factors as mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns, recycling of water by customers and imposition of new regulations impacting such things as landscaping and irrigation patterns;

•	adversely affect aesthetic water quality if we are unable to flush our water systems as frequently due to water shortages or drought restrictions; and

•	result in customer dissatisfaction and harm to our reputation if water service is reduced, interrupted or otherwise adversely affected as a result of drought, water contamination or other causes.

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

GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to eighteen-month periods.

Our liquidity and earnings may be adversely affected by maintenance costs
Some of our infrastructure in California is aging.  We have experienced leaks and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent environmental regulations. These costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each general rate case filed by GSWC for possible recovery.
Our liquidity and earnings may be adversely affected by our conservation efforts
Our water utility business is heavily dependent upon revenue generated from rates charged to our customers based on the volume of water used. The rates we charge for water are regulated by the CPUC and may not be adequately adjusted to reflect changes in demand. Declining usage also negatively impacts our long-term operating revenues if we are unable to secure rate increases or if growth in the customer base does not occur to the extent necessary to offset per-customer usage decline.

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per-customer water usage due to factors such as:

•	conservation efforts to reduce costs;

•	drought conditions resulting in additional water conservation;

•	the use of more efficient household fixtures and appliances by consumers to save water;

•	voluntary or mandatory changes in landscaping and irrigation patterns;

•	recycling of water by our customers; and

•	regulation of groundwater rights.

These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, even if our sources of supply are sufficient to serve our customers during such drought conditions.

We implemented a CPUC-approved water-revenue adjustment mechanism ("WRAM") at GSWC, which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or thirty-six-month periods.

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
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires in our electric service territory may occur more frequently, be of longer duration or impact larger areas as a result of drought damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires in our electric service territory. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric facilities, and (ii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical equipment was a cause, in whole or in part, of such damages or injuries.

Losses by insurance companies resulting from wildfires in California may cause insurance coverage for wildfire risks to become more expensive or unavailable, under reasonable terms, and our insurance may, in any event, be inadequate to recover all our losses incurred in a wildfire. We might not be allowed to recover in our rates any increased costs of wildfire insurance, or the costs of any uninsured wildfire losses.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California
We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchase power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flows may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, GSWC has implemented supply-cost balancing accounts, as approved by the CPUC, to mitigate fluctuations in supply costs.  We also operate a natural-gas-fueled 8.4 megawatt generator in our electric service area.

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

We may not be able to procure sufficient renewable energy resources to comply with CPUC rules
We are required to procure a portion of our electricity for BVES from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement with a third party to purchase renewable energy credits which we believe enables us to meet these requirements through 2023.  In the event that the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.

Our assets are subject to condemnation
Municipalities and other governmental subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings.  It is generally our practice to contest these proceedings, which may be costly and may temporarily divert the attention of management from the operation of our business.  If a municipality or other governmental subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets. In addition, we would no longer be entitled to any portion of revenue generated from the use of such assets.

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

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high wind events or equipment malfunctions. Injuries and property damage caused by such events may subject GSWC to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC which could also materially affect GSWC's liquidity and results of operations.

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

Our contract pricing is based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to annual economic price adjustments or other changes permitted by the terms of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service-requirement changes to the extent provided in each of the contracts.

We are required to record all costs under these types of contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions, higher than anticipated infrastructure levels and emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our economic price adjustments and/or requests for equitable adjustments are approved.  Delays in obtaining approval of economic price adjustments and/or equitable adjustments can negatively impact our results of operations and cash flows.

 Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in price adjustments due to canceled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military-base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

Management also reviews goodwill for impairment at least annually.  ASUS has $1.1 million of goodwill which may be at risk for potential impairment if requested economic price adjustments and/or equitable adjustments are not granted.

Risks associated with wastewater systems are different from those of our water distribution operations
The wastewater-collection-system operations of our subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection, treatment or disposal systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. The cost of addressing such damages may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures.  Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses may not be recoverable under our contracts with the U.S. government or covered by insurance policies. We may also find it difficult to secure insurance for this business in the future at acceptable rates.

We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet the Military Utility Privatization Subsidiaries’ water distribution system requirements under their contracts, the Military Utility Privatization Subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. We believe, however, that the terms of the contracts between the Military Utility Privatization Subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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

We generally recognize contract revenues from these types of contracts over time using input methods to measure progress towards satisfying a performance obligation. The measurement of performance over time is based on cost incurred relative to total estimated costs, or the physical completion of the construction projects. The earnings or losses recognized on individual contracts are based on periodic estimates of contract revenues, costs and profitability as these construction projects progress.

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

If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, delay price adjustments or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.

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
If these subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform; however, our contracts with these subcontractors include certain protective provisions, which may include the assessment of liquidated damages.  We also mitigate these risks by requiring our subcontractors, as appropriate, to obtain performance bonds and to compensate us for any penalties we may be required to pay as a result of their failure to perform.
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
•timing of recovering WRAM and MCBA regulatory assets;
•amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;

•	our legal exposure and the appropriate accrual for claims, including general liability and workers' compensation claims;
•future costs and assumptions for pensions and other post-retirement benefits;
•regulatory recovery of deferred items; and
•possible tax uncertainties.

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

Market conditions also affect the values of the assets that are held in trusts to satisfy significant future obligations under our pension and other postretirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of our pension and other postretirement benefit plan assets will increase the funding requirements under these plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other postretirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected. These risks are mitigated to some extent by the two-way pension balancing accounts authorized by the CPUC, which permits us to track differences between forecasted annual pension expense adopted in water and electric rates and actual pension expenses for future recovery or refund to customers.

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

The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market from time to time; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.

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

Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our credit facility.  Our subsidiaries only pay dividends if and when declared by the respective subsidiary board.  Moreover, GSWC is obligated to give first priority to its own capital requirements and to maintain a capital structure consistent with that determined to be reasonable by the CPUC in its most recent decision on capital structure in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.

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

 We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems
 We rely on various information technology systems to manage our operations. Such systems require periodic modifications, upgrades and/or replacement, which subject us to inherent costs and risks including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.

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

•	computer viruses;

•	malware;

•	hacking; and

•	denial of service actions.
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

We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where GSWC's operations are concentrated, or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover such costs. With respect to the Military Utility Privatization Subsidiaries, costs associated with response to natural disasters have been recoverable through requests for equitable adjustment.

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

The final determination of our income tax liability may be materially different from our income tax provision
Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform are generally effective January 1, 2018. The most significant change impacting Registrant is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Registrant was able to make reasonable estimates in order to remeasure its deferred tax balances and account for the effects of the Tax Act, which have been reflected in the December 31, 2017 financial statements. Any further technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to Registrant's remeasurement and accounting for the effects of the Tax Act.

In December 2014, the Company also changed its tax method of accounting to permit the expensing of qualifying utility asset improvement costs that were previously being capitalized and depreciated for tax purposes. As a result of the change, which included a cumulative adjustment for 2013 and prior years, the Company deducted a significant amount of asset costs that consisted primarily of water mains and connections. Our determination of costs that qualify as a capital asset versus an immediate tax deduction for utility asset improvements is subject to subsequent adjustment arising from review by taxing authorities, and may impact the deductions that have been taken on recently filed income tax returns. Although we believe our income tax estimates are appropriate, there is no assurance that the final determination of our current taxes payable will not be materially different, either higher or lower, from the amounts reflected in our financial statements. In the event we are assessed additional income taxes, our financial condition and cash flows could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Water Properties

As of December 31, 2017, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,783 miles of pipeline together with services, meters and fire hydrants and approximately 425 parcels of land, generally less than one acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2017, GSWC owned 241 wells, of which 200 are active with an aggregate production capacity of approximately 212 million gallons per day. GSWC has 62 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 113.8 million gallons. GSWC owns no dams. The following table provides information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
241	392	2,783	259,018	26,041	142	113.8	(1)

* Reservoir capacity is measured in millions of gallons. Mains are in miles.

(1)  GSWC has additional capacity in its Bay Point system through an exclusive capacity right to use 4.4 million gallons per day from a treatment plant owned by the Contra Costa Water District.  GSWC also has additional reservoir capacity through an exclusive right to use an eight-million-gallon reservoir, one-half of another eight-million-gallon reservoir, and one-half of a treatment plant’s capacity, all owned by the Three Valleys Municipal Water District, to serve the cities of Claremont and San Dimas.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2017, GSWC owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) transmission lines, 2.8 miles of underground 34.5 kv transmission lines, 489.2 miles of 4.16 kv or 2.4 kv distribution lines, 96.6 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2017, GSWC had adjudicated groundwater rights and surface water rights of 73,611 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.

Office Buildings

GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases certain facilities throughout California that house district and customer service offices. ASUS leases office facilities in Georgia, Virginia and North Carolina.  ECUS and FRUS rent temporary service center facilities in Florida and Kansas, respectively, pending the completion of facilities to be constructed at those locations.  FBWS has a renewable, no-cost license for use of space in a U.S. government building at Fort Bliss pending construction of an owned service center.  TUS, PSUS, ODUS and ONUS own service centers in Maryland, South Carolina, Virginia and North Carolina, respectively.

Mortgage and Other Liens

As of December 31, 2017, neither AWR, GSWC, nor ASUS, or any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding.

Under the terms of certain debt instruments, AWR and GSWC are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

Condemnation of Properties

The laws of the state of California provide for the acquisition of public utility property by governmental agencies through their power of eminent domain, also known as condemnation, where doing so constitutes a more necessary use. In addition, these laws provide that the owner of utility property (i) may contest whether the condemnation is actually necessary, and (ii) is entitled to receive the fair market value of its property if the property is ultimately taken.
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

GSWC has accrued an estimated liability which includes costs for two years of continued activities of cleanup and monitoring, and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved for inclusion in rate base by the CPUC.

Item 3. Legal Proceedings

On December 9, 2014, the City of Claremont, California ("Claremont") filed an eminent domain lawsuit in the County of Los Angeles Superior Court against GSWC (City of Claremont v. Golden State Water Company, Case No. BC 566125) to acquire GSWC's Claremont system which serves the City of Claremont and parts of surrounding communities. In December 2016, the County of Los Angeles Superior Court (the “Court”) issued a decision rejecting Claremont’s attempt to take over GSWC’s Claremont water system. In February 2017, the Court further ordered that GSWC be entitled to recover $7.6 million (“Judgment Amount”) of its litigation expenses and related defense costs from Claremont. During the first quarter of 2017, Claremont appealed both decisions.
In October 2017, GSWC and Claremont entered into a settlement agreement whereby Claremont agreed to drop its appeals and in December 2017 paid $2.0 million to GSWC as partial satisfaction of the Judgment Amount and interest accrued through the end of 2017. Furthermore, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by Claremont to GSWC over the next 12 years. If Claremont (i) makes all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, then on January 1, 2030, the unpaid Judgment Amount will be deemed satisfied by Claremont without further payment required to be made to GSWC. However, if Claremont were to take formal action within the next 12 years or miss any of the required payments specified in the settlement agreement, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. At this time, GSWC is unable to predict the actions that Claremont will take over the next 12 years. GSWC serves approximately 11,000 customers in Claremont.
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

On November 13, 2015, the owners of a commercial building filed suit in Ventura County Superior Court against GSWC (Khaled A. Al-Awar et al v. Golden State Water Company, Case No. 56-2015-00474589-CU-PO-VTA) for damages to their building caused by a water main break that occurred in 2014. Repairs to the building had been delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations. In September 2017, the Ventura County Superior Court issued a statement of decision in favor of the plaintiffs, and awarded damages to the plaintiffs in the amount of $2.6 million. Subsequently, the Court also awarded the plaintiffs' attorney fees and other costs. In December 2017, GSWC entered into settlement agreements with its insurance carriers, as well as with the owners of the commercial building, resolving all disputes. The final resolution of this matter resulted in GSWC recording an immaterial charge to expense during the fourth quarter of 2017.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares the cumulative 5-year total return provided shareholders on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and a peer group of eight publicly traded companies headquartered in the United States. The eight companies included in the Company's customized peer group are: American Water Works Company Inc., Aqua America Inc., Artesian Resources Corporation, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, York Water Company and SJW Group.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2012. Relative performance is tracked through December 31, 2017.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among American States Water Company, the S&P 500 Index,
and a Peer Group

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright©2017 S&P, a division of McGraw Hill Financial. All rights reserved.

	12/2012	12/2013	12/2014	12/2015	12/2016	12/2017
American States Water Company	$100.00	$123.05	$165.74	$188.80	$209.58	$271.96
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Peer Group	$100.00	$117.70	$143.28	$161.61	$199.92	$254.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2017
First Quarter	$45.92	$41.14
Second Quarter	$50.86	$43.08
Third Quarter	$51.78	$46.62
Fourth Quarter	$58.44	$49.55

2016
First Quarter	$47.24	$38.25
Second Quarter	$43.83	$37.28
Third Quarter	$44.46	$37.51
Fourth Quarter	$46.39	$37.47
The closing price of the Common Shares of American States Water Company on the NYSE on February 22, 2018 was $53.49.

Approximate Number of Holders of Common Shares
As of February 22, 2018, there were 2,300 holders of record of the 36,715,525 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2017	2016
First Quarter	$0.242	$0.224
Second Quarter	$0.242	$0.224
Third Quarter	$0.255	$0.224
Fourth Quarter	$0.255	$0.242
Total	$0.994	$0.914
 AWR’s ability to pay dividends is subject to the requirement in its $150.0 million revolving credit facility to maintain compliance with all covenants described in footnote (14) to the table in the section entitled “Contractual Obligations, Commitments and Off Balance Sheet Arrangements” included in Part II, Item 7, in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $400.8 million was available from GSWC to pay dividends to AWR as of December 31, 2017. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $586.4 million to invoke this covenant as of December 31, 2017.

Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $279.8 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2017. Approximately $232.2 million was available for GSWC to pay dividends to AWR at December 31, 2017 and approximately $62.0 million was available for ASUS to pay dividends to AWR at December 31, 2017. However, ASUS's ability to pay dividends is further subject to the ability of each of its subsidiaries to pay dividends to it, which may, in turn, be restricted by the laws under the state in which the applicable subsidiary was formed.
AWR paid $36.4 million in dividends to shareholders for the year ended December 31, 2017, as compared to $33.4 million for the year ended December 31, 2016. GSWC paid dividends of $27.7 million and $25.5 million to AWR in 2017 and 2016, respectively. ASUS paid dividends of $8.9 million and $8.3 million to AWR in 2017 and 2016, respectively.

Other Information

The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2017.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2017	1,869		$53.02	—	—
November 1 - 30, 2017	17,107		$54.46	—	—
December 1 - 31, 2017	47,434		$55.95	—	—
Total	66,410	(2)	$55.48	—

(1)         None of the common shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 59,359 Common Shares were acquired on the open market for employees pursuant to AWR's 401(k) Plan and the remainder of the Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2017 (1)	2016	2015	2014	2013
Income Statement Information:
Total Operating Revenues	$440,603	$436,087	$458,641	$465,791	$472,077
Total Operating Expenses	313,527	321,371	340,152	346,746	353,005
Operating Income	127,076	114,716	118,489	119,045	119,072
Interest Expense	22,582	21,992	21,088	21,617	22,415
Interest Income	1,790	757	458	927	707
Net Income	$69,367	$59,743	$60,484	$61,058	$62,686
Basic Earnings per Common Share	$1.88	$1.63	$1.61	$1.57	$1.61
Fully Diluted Earnings per Common Share	$1.88	$1.62	$1.60	$1.57	$1.61
Average Shares Outstanding	36,638	36,552	37,389	38,658	38,639
Average number of Diluted Shares Outstanding	36,844	36,750	37,614	38,880	38,869
Dividends paid per Common Share	$0.994	$0.914	$0.874	$0.831	$0.760

Balance Sheet Information:
Total Assets (2) (3)	$1,416,734	$1,470,493	$1,343,959	$1,373,316	$1,305,041
Common Shareholders’ Equity	529,945	494,297	465,945	506,801	492,404
Long-Term Debt (3)	321,039	320,981	320,900	320,816	320,937
Total Capitalization	$850,984	$815,278	$786,845	$827,617	$813,341
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2017 (1)	2016	2015	2014	2013
Income Statement Information:
Total Operating Revenues	$340,301	$338,702	$364,550	$361,059	$358,540
Total Operating Expenses	234,253	242,883	264,141	261,317	256,197
Operating Income	106,048	95,819	100,409	99,742	102,343
Interest Expense	22,055	21,782	20,998	21,524	22,287
Interest Income	1,766	749	440	894	615
Net Income	$53,757	$46,969	$47,591	$47,857	$48,642
Balance Sheet Information:
Total Assets (2) (3)	$1,326,823	$1,384,178	$1,271,879	$1,277,392	$1,228,239
Common Shareholder’s Equity	474,374	446,770	423,730	435,190	437,613
Long-Term Debt (3)	321,039	320,981	320,900	320,816	320,937
Total Capitalization	$795,413	$767,751	$744,630	$756,006	$758,550

(1) 2017 results include an $8.3 million pretax gain, or $0.13 per share, from the sale of GSWC's Ojai water system.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis provides information on AWR’s consolidated operations and assets, and, where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC and ASUS and its subsidiaries.  Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC.

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
Cost of Capital Proceeding for GSWC's Water Regions:
In early April 2017, GSWC filed its water cost of capital application with the CPUC in which it requested an overall weighted return on rate base of 9.11%, including an updated cost of debt of 6.6% and a return on equity ("ROE") of 11%. On February 6, 2018, GSWC, along with three other investor-owned water utilities that serve California, received a Proposed Decision from the CPUC issued in connection with the pending cost of capital proceeding. The Proposed Decision recommends an authorized ROE of 8.23% and a return on rate base of 7.39% for GSWC’s water segment, effective January 1, 2018. GSWC’s current authorized ROE for its water segment is 9.43% and its return on rate base is 8.34%. The Proposed Decision also continues the water cost of capital adjustment mechanism. If the CPUC adopts the recommendations in the Proposed Decision, the lower return on rate base is expected to decrease GSWC’s annual revenue requirement by approximately $9.5 million beginning in 2018. GSWC filed comments on the Proposed Decision on February 26, 2018 with a final decision expected in late March 2018.
Claremont System:
GSWC successfully defended against an eminent domain lawsuit filed by the City of Claremont, California (the "City") to seize GSWC’s water system serving the City and parts of surrounding communities. In December 2016, the presiding judge issued a decision in the six week right-to-take trial, rejecting the City's attempt to take over the water system. In February 2017, it was further ordered that GSWC be entitled to recover $7.6 million (“Judgment Amount”) of its litigation expenses and related defense costs from the City. During the first quarter of 2017, the City appealed both decisions. In October 2017, GSWC and the City entered into a settlement agreement whereby the City agreed to drop its appeals and in December 2017 paid $2.0 million to GSWC as partial satisfaction of the Judgment Amount, including interest accrued through the end of 2017. GSWC recorded the $2.0 million as a reduction to legal fees of $1.8 million and an increase in interest income of $200,000 in the fourth quarter of 2017. Furthermore, under the settlement agreement, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by the City to GSWC over the next 12 years. If the City (i) makes all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, then on January 1, 2030, the unpaid Judgment Amount will be deemed satisfied by the City without further payment required to be made to GSWC. However, if the City were to take formal action within the next 12 years or miss any of the required quarterly payments, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. GSWC is unable to predict the actions that the City will take over the next 12 years and, as a result, will record the quarterly payments only to the extent that they are collected from the City over this period. GSWC serves approximately 11,000 customers in Claremont.
Ojai System:
In accordance with the terms of a settlement agreement reached in April 2017, on June 8, 2017 Casitas Municipal Water District ("Casitas") acquired the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for $34.3 million in cash, including payments for customer receivables and regulatory assets, and Casitas along with certain interveners dismissed all claims against GSWC. As a result of this transaction, GSWC recorded a pretax gain of $8.3 million, or $0.13 per share, on the sale of the Ojai water system during the second quarter of 2017. The proceeds received from this transaction were used to repay a portion of GSWC’s short-term borrowings.
Contracted Services Segment:
ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities at the water and/or wastewater systems at various military installations, pursuant to 50-year firm fixed-price contracts. The contract price for each of these 50-year contracts is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors.
New Privatization Contract Award:
On September 29, 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution, and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The initial value of the contract is approximately $601.4 million over the 50-year period and is subject to annual economic price adjustments. This initial value is subject to adjustment based on the results of a joint inventory of assets to be performed. ASUS will assume operations at Fort Riley following the completion of a six- to twelve-month transition period currently underway.
Eglin Air Force Base (“Eglin”):
On June 15, 2017, ASUS assumed operations of the water and wastewater systems at Eglin in Florida after completing a transition period and a detailed joint inventory study. The value of the 50-year contract is approximately $702.4 million. The contract is subject to annual economic price adjustments.
Tax Cuts and Jobs Act:
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform are generally effective January 1, 2018. Among its significant provisions, the Tax Act (i) reduces the federal corporate income tax rate from 35% to 21%; (ii) eliminates bonus depreciation for regulated utilities, but allows 100% expensing for the cost of qualified property for non-regulated businesses; (iii) eliminates the provision that treated contributions in aid of construction provided to regulated water utilities as non-taxable; (iv) eliminates the domestic production activities deduction, and (v) limits the amount of net interest that can be deducted; however, this limitation is not applicable to regulated utilities and, therefore is not anticipated to have a material impact to Registrant’s ability to deduct net interest.
The most significant change impacting Registrant is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As of December 31, 2017, the cumulative net deferred income tax liabilities (for both flow-through and normalized temporary differences) related to GSWC’s rate-regulated activities were reduced by approximately $90.1 million to reflect the new 21% tax rate. However, this did not impact earnings since this reduction in net deferred income tax liabilities was offset by a corresponding increase to a regulatory liability. The impact to future customer rates related to this regulatory liability is anticipated to generally occur over a period consistent with the remaining lives of the property giving rise to this regulatory liability. The remeasurement of other deferred income tax balances not related to rate-regulated activities did not have a significant impact to Registrant's consolidated results of operations. However, the Tax Act did have a negative impact on earnings at the water segment, which was mostly offset by an increase in earnings at AWR (parent) and, to a lesser extent, at the other two business segments.
GSWC expects the Tax Act to lower rates charged to customers. The estimated benefit to customers is primarily driven by the reduction in the federal income tax rate used in computing customer rates. The effect of the excess deferred income taxes created by the reduction in the federal tax rate and tracked in the regulatory liability, discussed above, is expected to be refunded to customers and may also affect future customer rates.  Property-related deferred tax liabilities reduce GSWC's rate base; however, the remeasurement of deferred tax liabilities resulting from the implementation of the Tax Act will not impact GSWC's rate base because of the offsetting increase in a regulatory liability discussed above. Going forward, as new plant is placed in service, the lower federal corporate tax rate will result in lower deferred tax liabilities.
The Tax Act also eliminates bonus depreciation for utilities. As a result of the lower federal tax rate and elimination of bonus depreciation, GSWC expects the Tax Act will create growth in rate base for the same level of expected capital expenditures, partially offset by the impact of higher cost of capital from an increased need to raise debt and/or equity due to lower cash flows from operating activities.
Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2017	12/31/2016	CHANGE
Water	$1.35	$1.17	$0.18
Electric	0.11	0.10	0.01
Contracted services	0.37	0.33	0.04
AWR (parent)	0.05	0.02	0.03
Totals from operations, as reported	$1.88	$1.62	$0.26
Water Segment:
For the year ended December 31, 2017, fully diluted earnings per share for the water segment increased by $0.18 per share to $1.35 per share, as compared to $1.17 per share for 2016 due, in large part, to the one-time $0.13 per share pretax gain on the sale of Ojai assets in June 2017. In addition, in February 2017, the CPUC approved recovery of incremental costs related to California's drought state of emergency, which were previously expensed. As a result of this approval, during the first quarter of 2017 GSWC recorded a regulatory asset and a corresponding increase to pretax earnings of $1.5 million, or $0.02 per share, of which $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue.
Excluding the impact of the items discussed above and an increase in billed surcharges which have no impact to earnings, diluted earnings from the water segment for 2017 increased by $0.03 per share as compared to 2016 due to the following items, which impacted the comparability between the two periods:

•
A decrease in operating expenses (excluding supply costs) of $3.4 million, or $0.05 per share, due mostly to (i) lower legal expenses related to condemnation matters, including the $1.8 million reduction in legal fees recorded in December 2017 pursuant to the Claremont settlement agreement, (ii) lower maintenance costs, and (iii) incurring only a partial year of Ojai-related operating expenses as a result of the sale. These decreases were partially offset by higher medical insurance costs, conservation costs, general rate-case-related expenses, and property and other taxes, as well as an $800,000 reduction in operating expenses recorded in the fourth quarter of 2016 as a result of the CPUC's water general rate case decision, which granted recovery of previously incurred costs tracked in memorandum accounts.

•
An increase in interest and other income, net of interest expense, of $2.0 million, or $0.03 per share, due primarily to (i) higher gains recorded on investments as compared to 2016, (ii) amounts collected from developers on certain outstanding balances owed to GSWC, (iii) higher interest income on GSWC's regulatory assets resulting mostly from an increase in the 90-day commercial paper rate, and (iv) interest income related to the Claremont settlement payment received in December 2017 previously discussed.

The increase in diluted earnings from the water segment discussed above were partially offset by the following:

•
An overall decrease in the water gross margin of $2.3 million, or $0.03 per share, largely due to the cessation of Ojai operations in June 2017. This was partially offset by revenues generated from CPUC-approved second-year rate increases effective January 1, 2017.

•
An overall increase in water's effective income tax rate ("ETR"), which negatively impacted water earnings by approximately $0.02 per share. The increase in the ETR was due, in large part, to the remeasurement of certain non-rate-regulated deferred tax assets (primarily compensation- and benefit-related items) in connection with the Tax Act, which negatively impacted water earnings by approximately $0.03 per share. This was partially offset by changes in flow-through and permanent items at the water segment.

Electric Segment:
For the year ended December 31, 2017, diluted earnings from the electric segment increased by $0.01 per share as compared to the same period in 2016. Operating expenses (other than supply costs) decreased by $1.2 million primarily due to additional costs incurred in 2016 in response to power outages caused by severe winter storms experienced in January 2016, lower regulatory costs, and lower costs associated with energy efficiency and solar power programs approved by the CPUC. There was also a decrease in the effective income tax rate for the electric segment as compared to the same period in 2016 resulting from flow-through items. These increases to earnings were partially offset by a lower electric gross margin, which was due to a downward adjustment to the revenue requirement to reflect a decrease in the general office allocation as stipulated in the CPUC's December 2016 decision on the water general rate case.
Contracted Services Segment:
For the year ended December 31, 2017, diluted earnings from contracted services were $0.37 per share, compared to $0.33 per share for the same period in 2016. There was an increase in management fee revenues from the successful resolution of various price adjustments and asset transfers received during 2016 and 2017. This includes approximately $1.0 million, or $0.02 per share, of retroactive management fees recorded in 2017 which related to periods prior to 2017, as compared to $421,000, or $0.01 per share, of retroactive management fees recorded in 2016 which related to periods prior to 2016. There was also an increase in management fees and construction revenues generated from the operations at Eglin Air Force Base ("Eglin"), which began in June 2017. These increases to earnings were partially offset by higher operating costs due to Eglin's transition activities and joint inventory study, as well as increases in labor and outside services costs related to business development and compliance.
AWR (parent):
For the year ended December 31, 2017, diluted earnings from AWR (parent) increased $0.03 per share compared to 2016 due to lower state taxes, as well as the remeasurement of federal deferred tax liabilities associated with the California state unitary deferred tax balances. The remeasurement was based on the Tax Act's lower federal corporate tax rate of 21% as compared to 35%, which increased earnings at AWR (parent) by approximately $0.02 per share during 2017.
The following discussion and analysis for the years ended December 31, 2017, 2016 and 2015 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
OPERATING REVENUES
Water	$306,332	$302,931	$3,401	1.1%
Electric	33,969	35,771	(1,802)	-5.0%
Contracted services	100,302	97,385	2,917	3.0%
Total operating revenues	440,603	436,087	4,516	1.0%

OPERATING EXPENSES
Water purchased	68,302	64,442	3,860	6.0%
Power purchased for pumping	8,518	8,663	(145)	-1.7%
Groundwater production assessment	18,638	14,993	3,645	24.3%
Power purchased for resale	10,720	10,387	333	3.2%
Supply cost balancing accounts	(17,939)	(12,206)	(5,733)	47.0%
Other operation	29,994	28,257	1,737	6.1%
Administrative and general	81,662	80,994	668	0.8%
Depreciation and amortization	39,031	38,850	181	0.5%
Maintenance	15,176	16,470	(1,294)	-7.9%
Property and other taxes	17,905	16,801	1,104	6.6%
ASUS construction	49,838	53,720	(3,882)	-7.2%
Gain on sale of assets	(8,318)	—	(8,318)	*
Total operating expenses	313,527	321,371	(7,844)	-2.4%

OPERATING INCOME	127,076	114,716	12,360	10.8%

OTHER INCOME AND EXPENSES
Interest expense	(22,582)	(21,992)	(590)	2.7%
Interest income	1,790	757	1,033	136.5%
Other, net	2,057	997	1,060	106.3%
	(18,735)	(20,238)	1,503	-7.4%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	108,341	94,478	13,863	14.7%

Income tax expense	38,974	34,735	4,239	12.2%

NET INCOME	$69,367	$59,743	$9,624	16.1%

Basic earnings per Common Share	$1.88	$1.63	$0.25	15.3%

Fully diluted earnings per Common Share	$1.88	$1.62	$0.26	16.0%
* not applicable

Operating Revenues
General
Registrant relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on economic price adjustments and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  If adequate rate relief or adjustments are not granted in a timely manner, current operating revenues and earnings can be negatively impacted.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2017, revenues from water operations increased by $3.4 million to $306.3 million, compared to $302.9 million for the year ended December 31, 2016. The increase was primarily due to second-year rate increases effective January 1, 2017, and rate increases to specifically cover increases in supply costs experienced in certain rate-making areas. The rate changes related to supply costs are largely offset by a corresponding increase in supply costs, resulting in an insignificant change to the water gross margin. There were also new surcharges implemented during 2017 to recover previously incurred costs, which were offset by a corresponding increase in operating expenses (primarily administrative and general) totaling $3.6 million, resulting in no impact to earnings. These increases in revenues were partially offset by lower revenues due to the cessation of Ojai operations in June 2017.
Billed water consumption for the year ended December 31, 2017 increased approximately 4% as compared to 2016. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in the majority of GSWC's rate-making areas. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates for the years 2018 through 2021. As a result, adopted base revenues for 2017 were based on 2016 adopted base revenues, adjusted for the change in the general office allocation approved by the CPUC in the water general rate case. For the year ended December 31, 2017, revenues from electric operations were $34.0 million as compared to $35.8 million for the year ended December 31, 2016. This decrease was primarily due to the reduction in the adopted revenue requirement for electric to reflect a decrease in the general office allocation. In May 2017, BVES filed its general rate case application with the CPUC. A final decision is expected in 2018.

 Billed electric usage for the year ended December 31, 2017 decreased slightly as compared to the same period in 2016.  Due to the CPUC-approved base revenue requirement adjustment mechanism ("BRRAM"), which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2017, revenues from contracted services were $100.3 million as compared to $97.4 million for 2016.  There was an increase in ongoing operations and maintenance management fees due to the successful resolution of various price adjustments and asset transfers during 2016 and 2017, as well as the commencement of operations at Eglin in June 2017. Included in management fees for 2017 was approximately $1.0 million in retroactive revenues related to periods prior to 2017, as compared to $421,000 of retroactive management fees recorded in 2016 which related to periods prior to 2016. These increases were partially offset by a decrease in construction activity in 2017 as compared to 2016.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2017, ASUS was awarded approximately $20.2 million in new construction projects, the majority of which are expected to be completed during 2018. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 28.1% and 26.8% of total operating expenses for the years ended December 31, 2017 and 2016, respectively.
     The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margins during the years ended December 31, 2017 and 2016:

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$306,332	$302,931	$3,401	1.1%
WATER SUPPLY COSTS:
Water purchased (1)	68,302	64,442	3,860	6.0%
Power purchased for pumping (1)	8,518	8,663	(145)	-1.7%
Groundwater production assessment (1)	18,638	14,993	3,645	24.3%
Water supply cost balancing accounts (1)	(20,289)	(14,813)	(5,476)	37.0%
TOTAL WATER SUPPLY COSTS	$75,169	$73,285	$1,884	2.6%
WATER GROSS MARGIN (2)	$231,163	$229,646	$1,517	0.7%

ELECTRIC OPERATING REVENUES (1)	$33,969	$35,771	$(1,802)	-5.0%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	10,720	10,387	333	3.2%
Electric supply cost balancing accounts (1)	2,350	2,607	(257)	-9.9%
TOTAL ELECTRIC SUPPLY COSTS	$13,070	$12,994	$76	0.6%
ELECTRIC GROSS MARGIN (2)	$20,899	$22,777	$(1,878)	-8.2%

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply-cost-balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(17.9) million and $(12.2) million for the years ended December 31, 2017 and 2016, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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

The overall actual percentages for purchased water for the years ended December 31, 2017 and 2016 were 42% and 40%, respectively, as compared to the adopted percentages of 28% and 29% for 2017 and 2016, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.

Purchased water costs for the year ended December 31, 2017 increased to $68.3 million as compared to $64.4 million for the same period in 2016 primarily due to an increase of purchased water in the supply mix as a result of several wells being out of service, as well as an increase in wholesale water costs as compared to the year ended December 31, 2016.

For the year ended December 31, 2017, the cost of power purchased for pumping decreased slightly to $8.5 million as compared to $8.7 million for the same period in 2016 primarily due to decreases in pumped water. Groundwater production assessments were $18.6 million in 2017 as compared to $15.0 million in 2016 due to an increase in pump tax rates and pump taxes paid for water storage rights during 2017 as compared to 2016.

The under-collection in the water supply cost balancing account increased $5.5 million during the year ended December 31, 2017 as compared to the same period in 2016 due to the higher purchased water costs as well as higher groundwater production assessments as compared to adopted water supply costs.

For the year ended December 31, 2017, the cost of power purchased for resale to BVES's customers was $10.7 million as compared to $10.4 million for the same period in 2016. The average price per megawatt-hour ("MWh"), including fixed costs, increased to $73.03 per MWh in 2017 from $69.54 per MWh for the year ended December 31, 2016.

Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2017 and 2016, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$22,189	$21,649	$540	2.5%
Electric Services	2,688	3,122	(434)	-13.9%
Contracted Services	5,117	3,486	1,631	46.8%
Total other operation	$29,994	$28,257	$1,737	6.1%
     During 2017, there was a $433,000 increase in surcharges billed to customers to recover previously incurred other operation expenses approved by the CPUC as part of the final decision on the water general rate case. These surcharges increased revenues and water gross margin with a corresponding increase in other operation expenses, resulting in no impact to earnings. Furthermore, in February 2017, the CPUC approved the recovery of incremental drought-related costs incurred in 2015 and 2016 during the drought state of emergency in California. As a result of the CPUC's approval, GSWC recorded a $1.2 million regulatory asset with a corresponding reduction in other operation expenses during the first quarter of 2017. Excluding the impact of surcharges and the recovery of drought-related costs, other operation expenses at the water segment increased by $1.3 million during the year ended December 31, 2017 as compared to the same period in 2016. The increase was due primarily to higher conservation costs, labor and bad debt expense.
The decrease in other operation expenses at the electric segment was due to outside services costs and labor costs incurred in response to power outages caused by severe winter storms experienced in January 2016. There were no similar events in 2017.
For the year ended December 31, 2017, total other operation expenses for the contracted services segment increased mainly due to transition costs incurred at Eglin, including a joint inventory study conducted with the U.S. government for the water and wastewater system infrastructure. ASUS assumed operations at Eglin in June 2017, which further increased other operation expenses in 2017 as compared to 2016. A joint inventory study with the U.S. government is currently underway at Fort Riley as part of its transition to ASUS. In accordance with the 50-year contract with the U.S. government, ASUS receives revenues to help cover the cost of the transition at Fort Riley. ASUS will assume the operations at Fort Riley in 2018 following the completion of a transition period currently underway.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$55,352	$56,165	$(813)	-1.4%
Electric Services	6,879	7,901	(1,022)	-12.9%
Contracted Services	19,335	16,909	2,426	14.3%
AWR (parent)	96	19	77	405.3%
Total administrative and general	$81,662	$80,994	$668	0.8%
     Surcharges were implemented in 2017 to recover previously incurred administrative and general costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  A $3.3 million increase in revenues and water gross margin from these surcharges was offset by a corresponding increase in administrative and general expense to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the increase in billed surcharges, administrative and general expenses at the water segment decreased by $4.1 million due primarily to lower legal expenses related to condemnation matters as compared to 2016. In addition, the Claremont settlement payment received in December 2017 included approximately $1.8 million in reimbursement of litigation costs, which was reflected as a reduction to legal expenses in 2017. These decreases were partially offset by higher medical insurance costs and general-rate-case-related expenses, as well as an $800,000 reduction to administrative and general expenses recorded in 2016 to reflect the CPUC's approval for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts.
For the year ended December 31, 2017, administrative and general expenses for the electric segment decreased by $1.0 million as compared to 2016 due to lower regulatory costs, as well as decreases in costs associated with the energy-efficiency and solar-initiative programs approved by the CPUC.

For the year ended December 31, 2017, administrative and general expenses for contracted services increased by $2.4 million due primarily to (i) an increase in labor-related costs, (ii) the start of operations at Eglin in June 2017, which increased administrative and general expenses in 2017 as compared to 2016, and (iii) an increase in outside services costs related to new business development and compliance.
Depreciation and Amortization
For the years ended December 31, 2017 and 2016, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$35,706	$35,777	$(71)	-0.2%
Electric Services	2,146	2,027	119	5.9%
Contracted Services	1,179	1,046	133	12.7%
Total depreciation and amortization	$39,031	$38,850	$181	0.5%
For the year ended December 31, 2017, depreciation and amortization expense at the water segment decreased due primarily to retirements recorded during 2017 and 2016, as well as the sale of the Ojai utility assets in June 2017. These decreases were largely offset by additions to utility plant during 2017. The increases for the electric and contracted services segments were due primarily to additions to plant in 2017.

Maintenance
For the years ended December 31, 2017 and 2016, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$12,101	$13,783	$(1,682)	-12.2%
Electric Services	869	736	133	18.1%
Contracted Services	2,206	1,951	255	13.1%
Total maintenance	$15,176	$16,470	$(1,294)	-7.9%
Maintenance expense for water services decreased by $1.7 million due to an overall lower level of planned and unplanned maintenance in 2017. Maintenance expense for contracted services increased due primarily to the commencement of operations at Eglin in June 2017.

Property and Other Taxes
For the years ended December 31, 2017 and 2016, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$15,336	$14,362	$974	6.8%
Electric Services	1,066	1,082	(16)	-1.5%
Contracted Services	1,503	1,357	146	10.8%
Total property and other taxes	$17,905	$16,801	$1,104	6.6%
 Property and other taxes increased overall by $1.1 million during 2017 as compared to 2016 due primarily to capital additions at the water segment.

ASUS Construction
For the year ended December 31, 2017, construction expenses for contracted services were $49.8 million, decreasing by $3.9 million compared to the same period in 2016 due to an overall decrease in construction activity.
Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system to Casitas for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of the assets.

Interest Expense
     For the years ended December 31, 2017 and 2016, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$20,670	$20,430	$240	1.2%
Electric Services	1,385	1,352	33	2.4%
Contracted Services	269	76	193	253.9%
AWR (parent)	258	134	124	92.5%
Total interest expense	$22,582	$21,992	$590	2.7%
     Overall, interest expense for the year ended December 31, 2017 increased by $590,000 as compared to the same period in 2016 due largely to higher average borrowings on the revolving credit facility as compared to 2016. The borrowings were used to fund operations and a portion of capital expenditures. The proceeds received in June 2017 from the completed sale of GSWC's Ojai system were used to repay a portion of these borrowings. Borrowings on the revolving credit facility are expected to continue in 2018 to fund operations and a portion of capital expenditures.

Interest Income
For the years ended December 31, 2017 and 2016, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$1,761	$734	$1,027	139.9%
Electric Services	5	15	(10)	-66.7%
Contracted Services	14	8	6	75.0%
AWR (parent)	10	—	10	—%
Total interest income	$1,790	$757	$1,033	136.5%
     Interest income increased by $1.0 million for the year ended December 31, 2017 as compared to the same period in 2016 due primarily to (i) the collection of certain amounts from developers previously owed to GSWC, (ii) higher interest income on GSWC's regulatory assets resulting mostly from an increase in the 90-day commercial paper rate, and (iii) interest income related to the Claremont settlement payment received in December 2017.

Other, net
For the year ended December 31, 2017, other income increased by $1.1 million primarily due to higher gains recorded on investments held for a retirement benefit plan resulting from more favorable market conditions as compared to 2016.

Income Tax Expense
For the years ended December 31, 2017 and 2016, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$32,212	$25,894	$6,318	24.4%
Electric Services	1,847	2,715	(868)	-32.0%
Contracted Services	7,136	6,672	464	7.0%
AWR (parent)	(2,221)	(546)	(1,675)	306.8%
Total income tax expense	$38,974	$34,735	$4,239	12.2%

Consolidated income tax expense for the year ended December 31, 2017 increased by $4.2 million due primarily to an increase in pretax income. AWR's effective income tax rate ("ETR") was 36.0% and 36.8% for the years ended December 31, 2017 and 2016, respectively. The ETR for GSWC was 38.8% for 2017 as compared to 37.9% for 2016 due, in part, to the remeasurement of non rate-regulated deferred tax assets as a result of the Tax Act, which reduced the federal corporate tax rate from 35% to 21%. The earnings impact of this increase in GSWC's ETR was largely offset by a reduction in deferred tax liabilities at AWR (parent), due also to the remeasurement of federal deferred tax liabilities associated with the California state unitary deferred tax balance.

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

•
The water gross margin decreased by $9.9 million as a result of lower 2016 adopted revenues authorized by the CPUC's decision in the water general rate case ("GRC"), which sets new rates for the years 2016 - 2018. The adopted gross margin in this rate cycle (starting with 2016) was lower due, in large part, to decreases in adopted expenses including depreciation expense resulting from an updated depreciation study, and many other operating expenses resulting from GSWC's cost containment initiatives. The reduction in the water gross margin was mostly offset by corresponding decreases in depreciation and certain other operating expenses as discussed below. The decrease in the adopted water gross margin was also partially offset by (i) the recognition of a portion of the 2015 WRAM revenues that had previously been deferred as required under the accounting guidance for revenue programs such as the WRAM, (ii) new revenues generated from a water system acquired in October 2015, (iii) higher revenues due to increased consumption as compared to 2015 from customers that are not subject to conservation rates, and (iv) revenues from advice letter capital projects approved by the CPUC in 2015.

•
Total operating expenses (excluding supply costs, and condemnation-related costs discussed below) decreased by approximately $7.6 million. The lower operating expenses, most of which were reflected in the lower gross margin, included a decrease in (i) depreciation expense resulting from a new depreciation study approved in the water GRC, (ii) allocated costs to the water segment from corporate headquarters as stipulated in the water GRC, and (iii) pension and other operating expenses. In addition, the CPUC's approval for recovery of approximately $800,000 of previously incurred costs, which were being tracked in CPUC-authorized memorandum accounts, was reflected as a decrease in operating expenses.

•	Negatively impacting the water segment’s results was an increase of approximately $4.0 million in legal and other outside service costs incurred on condemnation-related matters.

•
Favorably impacting the water segment’s results was (i) a decrease in the effective income tax rate for the water segment due to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and (ii) the cumulative impact of lower Common Shares outstanding resulting from stock repurchase programs in 2014 and 2015.

Electric Segment:
For the year ended December 31, 2016, diluted earnings from the electric segment increased by $0.03 per share as compared to the same period in 2015. There was an increase in the electric gross margin resulting from CPUC approval of fourth-year rate increases effective January 1, 2016, as well as CPUC-approved rate increases generated from advice letter filings approved in 2015 and 2016. There was also a decrease in allocated costs to the electric segment from corporate headquarters as stipulated in the water GRC decision and a decrease in expenses associated with the CPUC-approved solar-initiative program.
Contracted Services Segment:
For the year ended December 31, 2016, diluted earnings from contracted services were $0.33 per share, compared to $0.32 per share for the same period in 2015. The increase in earnings was due to higher contracted services revenue resulting from an increase in ongoing operations and maintenance revenues due to the successful resolution of price redeterminations, economic price adjustments and asset transfers, and an overall increase in construction activity and a higher direct construction margin percentage resulting from improved cost efficiencies. The effect of these favorable variances was partially offset by (i) an increase in the allocation of administrative and general expenses from corporate headquarters to the contracted services segment as stipulated in the water GRC, (ii) an increase in ASUS labor and outside services costs, and (iii) a higher effective income tax rate resulting primarily from an increase in state income taxes as compared to the same period in 2015. State income taxes vary among the jurisdictions in which the contracted services business operates. In addition, there was $3.0 million of retroactive revenues recorded in 2015 related to periods prior to 2015 resulting from the resolution of several price redeterminations, as compared to approximately $421,000 in retroactive revenues recorded in 2016 related to 2015.
The following discussion and analysis for the years ended December 31, 2016 and 2015 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Operating Revenues
Water
For the year ended December 31, 2016, revenues from water operations decreased by $25.6 million to $302.9 million, compared to $328.5 million for the year ended December 31, 2015. The 2016 adopted revenues in the CPUC's December 2016 decision on the water general rate case were approximately $29.8 million lower than the 2015 adopted revenues mainly due to reductions in the revenue requirement for: (i) supply costs caused by lower consumption, (ii) depreciation expense resulting from an updated depreciation study, and (iii) other operating expenses resulting from GSWC's cost containment initiatives. This reduction in water revenues was mostly offset by corresponding decreases in supply costs, depreciation and certain other operating expenses.
The reduction in adopted revenues was partially offset by (i) revenues generated from a water system acquired in October 2015, (ii) higher revenues due to increased consumption as compared to 2015 from customers that are not subject to conservation rates, (iii) revenues from advice letter capital projects approved by the CPUC in 2015, and (iv) the recognition of a portion of the 2015 WRAM revenues that had previously been deferred as required under the accounting guidance for alternative revenue programs such as the WRAM. Under the accounting guidance, GSWC is required to collect its WRAM balances, net of MCBA, within 24 months following the year in which they are recorded. During the fourth quarter of 2015, GSWC did not record water revenues of $1.4 million related to its 2015 under-collected WRAM balances as it was estimated that this amount would not be fully collected within 24 months following the end of 2015 using the required CPUC amortization guidelines. During 2016, GSWC recognized approximately $910,000 of the $1.4 million as water revenue.
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
 Billed electric usage for the year ended December 31, 2016 decreased by approximately 4% as compared to the same period in 2015.  The cold weather and storms experienced in the Big Bear area in late 2016 resulted in less need for snowmaking. In addition, solar and energy efficiency programs offered by BVES have resulted in less customer usage. Due to the CPUC-approved BRRAM, which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
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
 For the years ended December 31, 2016 and 2015, the cost of power purchased for resale to BVES's customers was $10.4 million. A decrease of 4% in customer usage for the year ended December 31, 2016 as compared to 2015 was offset by an increase in the average price per MWh. The average price per MWh, including fixed costs, increased from $68.21 per MWh for the year ended December 31, 2015 to $69.54 per MWh for the same period in 2016. The electric-supply-cost balancing account included in total supply costs decreased by $1.6 million primarily due to the 2015 termination of supply cost surcharges, which have no impact on pretax operating income.

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
     Other operation expenses at the water segment decreased by $312,000 during the year ended December 31, 2016 as compared to the same period in 2015 due primarily to lower conservation and drought-related costs incurred during 2016, partially offset by increases in water treatment costs. Higher conservation and drought-related costs were incurred in 2015 in response to the governor of California's 2015 executive order mandating reductions in water usage. Incremental drought-related costs were being expensed until recovery was approved by the CPUC in February 2017. Accordingly, GSWC reflected the approval during the first quarter of 2017 mostly as a reduction to operation-related expenses.
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

For the year ended December 31, 2016, administrative and general expenses at the water segment increased overall due, in large part, to an increase of approximately $4.0 million in legal and other outside service costs incurred on condemnation-related matters. The increase in these outside services was mostly offset by decreases in pension costs, transportation-related expenses, and a higher allocation of corporate headquarters costs to the contracted services segment. The decreases in these expenses were also reflected in the adopted water revenue requirement.
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

For the year ended December 31, 2016, depreciation and amortization expense for the electric segment increased primarily due to the impact of capital additions.

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
     Other, net
For the year ended December 31, 2016, other income increased by $641,000 primarily due to higher gains recorded on investments held for a retirement benefit plan resulting from market conditions as compared to 2015.
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
     Consolidated income tax expense for the year ended December 31, 2016 decreased by $3.0 million due primarily to a decrease in pretax income as well as a decrease in the overall ETR. AWR's ETR was 36.8% for the year ended December 31, 2016 as compared to 38.4% for the same period in 2015. The ETR for GSWC was 37.9% for 2016 as compared to 40.6% for 2015 due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements, and permanent differences such as deductions related to production activities.  The decrease in GSWC's ETR was partially offset by an increase in the ETR at the contracted services segment, which was due mostly to higher state taxes, which vary among the jurisdictions in which it operates.

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

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of Registrant. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the Registrant’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, Registrant is required to write off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of the Registrant’s assets are not recoverable in customer rates, Registrant is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  At December 31, 2017, the consolidated balance sheet included net regulatory assets of approximately $2.0 million.  Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and will provide for allowances and/or reserves as necessary.  In the event that Registrant’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the ratemaking process.

Registrant also reviews its utility plant in service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.

Revenue Recognition — Effective January 1, 2018, GSWC will adopt Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") issued by the Financial Accounting Standards Board. The adoption of this revenue guidance will not have a material impact on how Registrant recognizes revenue.

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

The CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM and the BRRAM.  With the adoption of these alternative revenue programs, GSWC adjusts revenues in the WRAM and BRRAM for the difference between what is billed to its regulated customers and that which is authorized by the CPUC. Alternative revenue programs such as the WRAM and BRRAM are outside the scope of ASU 2014-09.

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

Revenues for ASUS's operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction activities are recognized based on either the percentage-of-completion or cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods requires management to estimate the progress toward completion on a contract in terms of efforts, such as costs incurred.  This approach is used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.

Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. As of December 31, 2017, Registrant's deferred tax assets and liabilities have been remeasured to reflect the reduction in the federal corporate tax rate from 35% to 21% as signed into law on December 22, 2017. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2017, Registrant’s total amount of unrecognized tax benefits was zero.

Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on plan assets was 6.50% in 2017 and 7.00% in 2016 for the pension plan.

For the pension plan obligation, Registrant decreased the discount rate to 3.76% as of December 31, 2017 from 4.44% as of December 31, 2016 to reflect market interest-rate conditions at December 31, 2017. A hypothetical 25-basis point further decrease in the assumed discount rate would have increased total net periodic pension expense for 2017 by approximately $742,000, or 18.0%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2017 by a total of $8.0 million, or 3.9%.  A 25-basis point further decrease in the long-term return on pension plan asset assumption would have increased 2017 pension cost by approximately $373,000, or 9.1%.

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

Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to continue using a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of December 31, 2017, GSWC has a $1.7 million over-collection in the two-way pension balancing accounts, consisting of a $588,000 over-collection related to the general office and water regions, and a $1.1 million over-collection related to BVES.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2018 the pension contribution is expected to be approximately $6.1 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.

Additionally, our pension plan liabilities are sensitive to changes in interest rates. As interest rates decrease, thereby reducing returns, our liabilities increase, potentially increasing benefit expense and funding requirements. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.

Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other postretirement benefit plans.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Assuming no changes in actuarial assumptions or plan amendments, the costs over the long term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

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

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $232.2 million was available for GSWC to pay dividends to AWR on December 31, 2017. Approximately $62.0 million was available for ASUS to pay dividends to AWR as of December 31, 2017 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt and equity capital markets. AWR has access to a syndicated credit facility which expires in May 2018. Management expects to extend this facility prior to its expiration date. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  Any amounts owed to AWR for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility.  As of December 31, 2017, there were $59.0 million of outstanding borrowings under this facility and $6.3 million of letters of credit outstanding.  As of December 31, 2017, AWR had $84.7 million available to borrow under the credit facility.

In May 2017, Standard and Poor’s Global Ratings (“S&P”) reaffirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  If needed, GSWC may issue long-term debt in the near future, depending on market conditions. It is anticipated that the proceeds from any such debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid dividends on its Common Shares for over 80 consecutive years.  On January 30, 2018, AWR's Board of Directors approved a first quarter dividend of $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 1, 2018 to shareholders of record at the close of business on February 15, 2018.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC, construction expenses at ASUS, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

As a result of the Tax Cuts and Jobs Act, the lower federal tax rate and the elimination of bonus depreciation is expected to reduce Registrant's cash flows from operating activities, and result in higher cost of capital from an increased need to raise debt and/or equity.
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries. ASUS's subsidiaries may also from time to time provide funding to ASUS or its subsidiaries.
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities was $144.6 million for the year ended December 31, 2017 as compared to $96.9 million for the year ended December 31, 2016, and $95.1 million for the year ended December 31, 2015.  There was an increase in operating cash flow for GSWC due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, as well as income tax refunds received in 2017. The increase in operating cash flow was also due to the timing of billing of and cash receipts for construction work at military bases during 2017. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. Changes in customer accounts receivable were due to higher balances outstanding resulting from CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

The increase in operating cash flow during 2016 as compared to 2015 was due to surcharges collected during 2016 for the 2015 WRAM under-collection, as well as lower WRAM under-collections recorded during 2016. This was partially offset by a decrease in cash generated by ASUS due to the timing of billing and cash receipts for construction work at military bases, as well as retroactive revenues collected during the year ended December 31, 2015 as compared to 2016. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $80.0 million for the year ended December 31, 2017 as compared to $131.2 million used in 2016 and $90.1 million used in 2015. Cash paid for capital expenditures in 2017 was partially offset by $34.3 million in cash proceeds generated from the sale of GSWC's Ojai water system. Cash used for other investments consists primarily of cash invested in a trust for a retirement benefit plan.

The capital expenditures incurred in 2016 were higher than in 2015, which was consistent with GSWC’s capital investment program approved in the water general rate case.

Registrant invests capital to provide essential services to its regulated customer base, and has an opportunity to earn a fair rate of return on investments in infrastructure. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.

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

Net cash used in financing activities was $64.7 million for the year ended December 31, 2017 as compared to cash provided from financing activities of $30.3 million and cash used of $76.6 million for the same periods in 2016 and 2015, respectively. This decrease in cash from financing activities during 2017 was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to repay a portion of short-term borrowings from Registrant's revolving credit facility during 2017.

The increase in cash provided by financing activities in 2016 as compared to 2015 was due to an increase in short-term borrowings under Registrant's revolving credit line during 2016. The borrowings were used to fund operations and a portion of capital expenditures during 2016. In addition, cash used in financing activities during 2015 was primarily related to the repurchase of AWR Common Shares as part of a stock repurchase program, which was completed in 2015.

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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $129.6 million for the year ended December 31, 2017 as compared to $101.3 million and $97.5 million for the same periods in 2016 and 2015, respectively.  There was an increase in operating cash flow for GSWC due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, as well as income tax refunds received in 2017. Changes in customer accounts receivable were due to higher balances outstanding resulting from CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected net cash provided by operating activities.

The increase in cash from operations in 2016 as compared to 2015 was due to surcharges collected during 2016 for the 2015 WRAM under-collection, as well as lower WRAM under-collections recorded during 2016. The timing of cash receipts and disbursements related to working capital items affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $77.4 million for the year ended December 31, 2017 as compared to $129.3 million and $89.0 million for the same periods in 2016 and 2015, respectively. Cash used for capital expenditures in 2017 was $110.5 million, which was partially offset by cash proceeds received from the sale of GSWC's Ojai water system.

During the years ended December 31, 2017, 2016 and 2015, GSWC had capital expenditures of $110.5 million, $127.9 million and $86.1 million, respectively. Capital expenditures incurred in 2017, 2016 and 2015 were consistent with GSWC’s capital investment program. GSWC expects 2018 company-funded capital expenditures to be between $110 and $120 million.

GSWC has an interest-bearing note from AWR which expires in May 2018, whereby AWR may borrow up to $40.0 million for working capital purposes. AWR expects to renew this note prior to May 2018. During 2015, AWR borrowed $20.7 million from GSWC, all of which was repaid during 2015.

Cash Flows from Financing Activities:
Net cash used for financing activities was $52.2 million for 2017 as compared to net cash provided of $25.7 million and net cash used of $50.0 million for 2016 and 2015, respectively. The decrease in cash from financing activities during 2017 was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities, to repay a portion of inter-company short-term borrowings.

The increase in cash provided by financing activities in 2016 as compared to 2015 was due to proceeds from inter-company borrowings from AWR of $49.5 million to fund operations and a portion of capital expenditures. There was also an increase in cash receipts from advances for, and contributions in aid of, construction as compared to 2015. In addition, GSWC paid higher dividends to AWR parent during 2015 to adjust GSWC's capital structure to the CPUC's adopted capital structure. These increases in cash used in financing activities were partially offset by proceeds from inter-company borrowings from AWR of $12.0 million in 2015.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements
     Registrant has various contractual obligations which are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed. In addition to contractual maturities, Registrant has certain debt instruments that contain annual sinking funds or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flows from operations.
 The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2017. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	123,000	—	40,000	—	83,000
Tax-Exempt Obligations (4)	11,502	143	303	346	10,710
Other Debt Instruments (5)	3,763	181	363	409	2,810
Total AWR Long-Term Debt	$325,265	$324	40,666	$755	$283,520

Interest on Long-Term Debt (6)	$275,825	$21,601	$38,296	$37,726	$178,202
Advances for Construction (7)	70,750	3,286	6,572	6,566	54,326
Renewable Energy Credit Agreement (8)	3,168	409	901	1,239	619
Purchased Power Contracts (9)	9,562	4,993	4,569	—	—
Capital Expenditures (10)	36,412	36,412	—	—	—
Water Purchase Agreements (11)	4,794	400	801	801	2,792
Operating Leases (12)	7,951	2,250	3,651	1,711	339
Employer Contributions (13)	16,142	6,100	6,899	3,143	—
SUB-TOTAL	$424,604	$75,451	$61,689	$51,186	$236,278

Other Commitments (14)	70,303

TOTAL	$820,172

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) GSWC issued private placement notes in 1991 in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt-to-capitalization ratio and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. A senior note in the amount of $15 million was issued to The Prudential Insurance Company of America in December 2014. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to Earnings Before Interest, Taxes, Depreciation and Amortization ratio of more than 8-to-1. GSWC is in compliance with these covenant provisions as of December 31, 2017.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $3.8 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.
(5) Consists of (i) $3.7 million outstanding representing the debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC's Arden-Cordova District, and (ii) $18,000 outstanding under a variable rate obligation of GSWC incurred to fund construction of water delivery facilities with the Three Valleys Municipal Water District. These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions.
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
(9) Consists of a fixed-cost purchased power contract effective January 1, 2015 between BVES and Shell Energy North America (US), L.P. and EDF Trading North America, LLC.
(10) Consists of capital expenditures estimated to be required under signed contracts at GSWC.
(11) Water purchase agreements consist of (i) a remaining amount of $2.4 million under an agreement expiring in 2028 to lease water rights from a third party, and (ii) an aggregate amount of $2.4 million of other water purchase commitments with other third parties which expire through 2038.
(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(13) Consists of expected contributions to Registrant's defined benefit pension plan for the years 2018 through 2021. Contribution to the pension plan are expected to be the higher of the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(14) Other commitments consist primarily of (i) a $150 million syndicated revolving credit facility, of which $59.0 million was outstanding as of December 31, 2017, (ii) a $5.0 million asset retirement obligation of GSWC that reflects the retirement of wells by GSWC, which by law need to be properly capped at the time of removal, (iii) an irrevocable letter of credit in the amount of $340,000 for the deductible in Registrant’s business automobile insurance policy, (iv) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by BVES under an energy scheduling agreement with Automated Power Exchange, (v) $5.4 million in letters of credit issued on behalf of GSWC related to funds received for reimbursement of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova district, and (vi) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65-to-1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2017, AWR was in compliance with these covenants with an interest coverage ratio of 7.54 times interest expense, a debt ratio of 0.42-to-1.00 and debt ratings of A+ and A2.
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

Effects of Inflation
     The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases.  However, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC. Rates may lag increases in costs caused by unanticipated inflation.  During periods of moderate to low inflation, as has been experienced for the last several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC approves projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.
 For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to an economic price adjustment on an annual basis.  ASUS has experienced delays in some of its economic price adjustments. However, when adjustments are finalized, they are implemented retroactively to the effective date of the economic price adjustment.
Climate Change
     Water:
GSWC considers the potential impacts of climate change in its water supply portfolio planning and its overall infrastructure replacement plans. In addition, GSWC considers the impacts of greenhouse gas emissions and other environmental concerns in its operations and infrastructure investments.
 Electric:
California has established a cap-and-trade program applicable to greenhouse gas emissions.  While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity”, BVES has an obligation to file a report in June of each year under the program.
California and the CPUC have established renewable-energy procurement requirement timelines. BVES has entered into a ten-year contract for renewable energy credits that was approved by the CPUC. As a result of this agreement, BVES believes it will be in compliance with both the CPUC's past renewable-energy-procurement requirements and future requirements through at least 2020. However, in addition to a forecasted increase in sales, California Senate Bill 350, passed in late 2015, included extending and increasing the renewable-energy procurement requirements beyond 2020. As a result, BVES is examining its renewable supply quantities to ensure continued compliance.
BVES is also required to comply with the CPUC’s emission performance standards regarding greenhouse gas emissions. BVES must file an annual attestation with the CPUC stating that BVES is in compliance with these standards. Specifically, BVES must attest to having no new ownership investment in generation facilities or no long-term commitments for generation. In February 2018, BVES filed its annual attestation with the CPUC stating that BVES was in compliance with the emission performance standards for 2017.
At this time, management cannot estimate the impact, if any, that these regulations may have on the cost of BVES’s power plant operations or the cost of BVES’s purchased power from third-party providers.
BVES Power-Supply Arrangements
     BVES began taking power effective January 1, 2015 at a fixed cost over three-and five-year terms depending on the amount of power and period during which the power is purchased under contracts approved by the CPUC in December 2014. In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. The average cost of power purchased, including fixed costs and the transactions in the spot market, was approximately $73.03 per MWh for the year ended December 31, 2017 as compared to $69.54 per MWh for the same period of 2016. BVES’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVES has implemented an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
Construction Program
     GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, and local and CPUC requirements.  As of December 31, 2017, GSWC has unconditional purchase obligations for capital projects of approximately $36.4 million.  During the years ended December 31, 2017, 2016 and 2015, GSWC had capital expenditures of $115.3 million, $126.0 million and $95.5 million, respectively.  A portion of these capital expenditures was funded by developers through advances, which must be repaid, or contributions in aid of construction, which are not required to be repaid. During the years ended December 31, 2017, 2016 and 2015, capital expenditures funded by developers were $3.5 million, $5.3 million and $4.4 million, respectively. During 2018, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2018 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
At times, the DCAA and/or the DCMA may, at the request of a contracting officer, perform audits/reviews of contractors for compliance with certain government guidance and regulations, such as the Federal Acquisition Regulations and Defense Federal Acquisition Regulation Supplements. Certain audit/review findings, such as system deficiencies for government-contract-business-system requirements, may result in delays in the timing of resolution of filings submitted to and/or the ability to file new proposals with the U.S. government.
Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for the Military Utility Privatization Subsidiaries.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2017-September 2018	Third Quarter 2017
Andrews Air Force Base (TUS)	February 2018-January 2019	Fourth Quarter 2017
Fort Lee (ODUS)	February 2018-January 2019	Fourth Quarter 2017
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2018-March 2019	First Quarter of 2018
Fort Jackson (PSUS)	February 2018-January 2019	Fourth Quarter 2017
Fort Bragg (ONUS)	March 2018-February 2019	Fourth Quarter 2017
ASUS assumed the operation of the water and wastewater systems at Eglin Air Force Base on June 15, 2017. The value of this contract is approximately $702.4 million over its 50-year term.
New Privatization Contract Award:
On September 29, 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The initial value of the contract is approximately $601.4 million over the 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period. ASUS expects to assume operations at Fort Riley following the completion of a six- to twelve-month transition period currently underway.

Regulatory Matters

Certificates of Public Convenience and Necessity
GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. ASUS is regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission. ECUS is not subject to regulation by the Florida Public Service Commission. FRUS is not subject to regulation by the Kansas Corporation Commission.

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

Water Rates for 2018:
In January 2018, the CPUC approved third-year rate increases effective January 1, 2018. The new rates are expected to increase the adopted water gross margin in 2018 by approximately $4.5 million as compared to the 2017 adopted margin, adjusted for Ojai's 2017 actual margin through June 8, 2017, the date on which the Ojai water system was sold.
Water Rates for 2016 and 2017:
In December 2016, the CPUC issued a decision in the water general rate case for GSWC. The 2016 rates approved by the CPUC in the decision were retroactive to January 1, 2016. However, because of the delay in issuing a decision, the CPUC ordered GSWC to bypass implementing 2016 rates and to implement 2017 rates after the correction of minor rate calculations in the December 2016 decision. The CPUC completed the corrections and subsequently issued a final decision in March 2017. In July 2017, GSWC filed with the CPUC for recovery of $9.9 million in revenue shortfall, representing the net differences between the actual rates billed from January 2016 through April 2017 and the new rates adopted in the final decision. In September 2017, GSWC implemented surcharges to recover this revenue shortfall over 12- to 36-month amortization periods. The 2017 rates were effective retroactive to January 1, 2017 and increased the adopted margin by approximately $3.3 million as compared to 2016.
Pending General Rate Case Filings:
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

On May 1, 2017, GSWC filed its electric general rate case application with the CPUC. This general rate case will determine new electric rates for the years 2018 through 2021. A final decision in the electric general rate case is expected in 2018, with rates effective retroactive to January 1, 2018.
Cost of Capital Proceeding for GSWC's Water Regions:
In early April 2017, GSWC filed its water cost of capital application with the CPUC in which it requested an overall weighted return on rate base of 9.11%, including an updated cost of debt of 6.6% and a return on equity ("ROE") of 11%. On February 6, 2018, GSWC, along with three other investor-owned water utilities that serve California, received a Proposed Decision from the CPUC issued in connection with the pending cost of capital proceeding. The Proposed Decision recommends an authorized ROE of 8.23% and a return on rate base of 7.39% for GSWC’s water segment, effective January 1, 2018. GSWC’s current authorized ROE for its water segment is 9.43% and its return on rate base is 8.34%. The Proposed Decision also continues the water cost of capital adjustment mechanism. If the CPUC adopts the recommendations in the Proposed Decision, the lower return on rate base is expected to decrease GSWC’s annual revenue requirement by approximately $9.5 million beginning in 2018. GSWC filed its comments on the Proposed Decision on February 26, 2018 with a final decision expected in late March 2018.
Tax Cuts and Jobs Act:
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform are generally effective January 1, 2018. Among its significant provisions, the Tax Act reduces the federal corporate tax rate from 35% to 21%. As a result of the Tax Act, in March 2018 GSWC intends to file updated testimony revising the revenue requirements and rate base in its pending water general rate case that will set new rates for the years 2019 - 2021, and in its pending electric general rate case that will set new rates for years 2018 - 2021. In addition, the CPUC's Water Division ordered water utilities to establish a memorandum account to track, effective January 1, 2018, the impact on the revenue requirements caused by changes in the tax rate and other potential tax code changes from the Tax Act. The impact to be included in this memorandum account is expected to generate a regulatory liability to be refunded to water customers at a later date. At this time, GSWC is unable to predict the timing of the CPUC decision in connection with such filings.
Other Regulatory Matters
New Service Territory Application, Westborough Development, Sacramento County:
On October 12, 2004, GSWC and Aerojet-General Corporation (“Aerojet”) reached a settlement relating to groundwater contamination impacting GSWC’s Arden-Cordova Water System.  Portions of the settlement called for GSWC to serve new territory, subject to CPUC approval, on property owned by Aerojet known as Westborough. Aerojet and GSWC have been working cooperatively to identify and implement the best alternative to meet the long-term water supply needs of GSWC’s Rancho Cordova customers within the Arden-Cordova service area. In August 2016, GSWC entered into agreements with Aerojet and Carmichael Water District (CWD) to provide GSWC with 5,000 acre-feet per year of treated water from CWD's Bajamont Water Treatment Plant for GSWC's Rancho Cordova customers within the Arden-Cordova service area. GSWC began taking delivery of this water in 2017. GSWC and Aerojet will continue to work cooperatively to identify the necessary water resources for the new Westborough development area owned by Aerojet.  The County of Sacramento and the City of Folsom, through various arrangements, have agreed not to protest GSWC’s application to the CPUC for a CPCN for this territory.

For more information regarding significant regulatory matters, see Note 2 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.

Environmental Matters

AWR’s subsidiaries are subject to stringent environmental regulations, including the 1996 amendments to the Federal Safe Drinking Water Act. GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“U.S. EPA”) and the Division of Drinking Water ("DDW"), under the State Water Resources Control Board ("SWRCB").  The U.S. EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the U.S. EPA, administers the U.S. EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.
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
As of December 31, 2017, the total spent to cleanup and remediate GSWC’s plant facility was approximately $5.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2017, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved for inclusion in rate base by the CPUC.

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

Security Issues
     GSWC has security systems and infrastructure in place intended to prevent unlawful intrusion, service disruption and cyber-attacks.  GSWC utilizes a variety of physical security measures to protect its facilities.  GSWC also considers advances in security and emergency preparedness technology and relevant industry developments in developing its capital-improvement plans. GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security, reliability and resiliency of its water systems.
The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.
Registrant has evaluated its cyber-security systems and continues to address identified areas of improvement with respect to U.S. government regulations regarding cyber-security of government contractors. These improvements include the physical security at all of the office and employee facilities it operates. Registrant was in compliance with these regulations by the mandated December 31, 2017 deadline.
Despite its efforts, Registrant cannot guarantee that intrusions, cyber-attacks or other attacks will not cause water or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer or employee information.

California Drought
In April 2017, the Governor of California ended the drought state of emergency in most of California in response to significantly improved water supply conditions resulting from substantial rainfall and snowpack in late 2016 and early 2017. On the same date, the SWRCB and related state agencies released a plan to establish a framework for long-term water use efficiency standards. The plan includes continued bans on wasteful practices and outlines the SWRCB’s vision for continued implementation of the Governor’s executive order on water conservation. In November 2017, the SWRCB initiated a rulemaking to prohibit wasteful water use practices. It is anticipated the rulemaking will become final in the first quarter of 2018. The proposed permanent water use restrictions are similar to the emergency prohibitions on wasteful water uses that were in effect during the 2012 - 2017 drought.
California's recent period of drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas, in accordance with CPUC procedures. In the event of water supply shortages beyond the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
Precipitation during the 2016-2017 water year was considered a very wet year with rainfall in northern California being above normal levels. However, precipitation during December 2017 and early 2018 has been below average for much of California and may indicate less than normal rainfall for 2018. Should dry conditions persist through the remainder of 2018, areas served by these smaller basins may experience further mandatory conservation measures in the future.
As of February 20, 2018, the U.S. Drought Monitor estimated approximately 20 percent of California in the rank of “Severe Drought” while approximately 48 percent continued in the rank of “Moderate Drought”. If dry conditions persist, the SWQCB or other regulatory agencies may impose emergency drought actions.
GSWC’s Water Supply
During 2017, GSWC delivered approximately 62.2 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 391 acre-feet per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons).  Approximately 55% of GSWC's supply came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented its groundwater production with wholesale purchases from Metropolitan Water District ("MWD") member agencies and regional water suppliers (roughly 42% of total demand) and with authorized diversions from rivers (roughly 3%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. During 2016, GSWC supplied 59.9 million ccf of water, approximately 55% of which was produced from groundwater sources and 45% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.
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
GSWC has a diverse water supply portfolio which includes approximately 73,600 acre-feet of adjudicated groundwater rights, surface water rights, and a number of unadjudicated water rights to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use, if a groundwater basin is, or may be, in an overdrafted condition.
On September 16, 2014, the Governor of California signed a package of three bills, which taken together are known as the “Sustainable Groundwater Management Act.”  The purpose of the act is to provide local agencies with tools and authority to manage groundwater basins in a sustainable manner over the long term.  Local “Groundwater Sustainability Agencies” are to be formed for each defined groundwater basin, and Groundwater Sustainability Plans must be completed for those basins by the year 2022 (by 2020 for those considered in critical overdraft).  The act contains numerous provisions to protect existing water rights, and is not anticipated to infringe upon or otherwise alter existing surface water or groundwater rights under current law. GSWC intends to cooperate to the fullest extent allowed in the development of these Groundwater Sustainability Agencies and resulting Groundwater Sustainability Plans to protect its interests in proper management of these groundwater basins.

Metropolitan Water District /State Water Project
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
Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to the state water contractors.  The SWP is a major source of water for the MWD. DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. On November 30, 2017, DWR set an initial SWP delivery allocation at 15% of requests for the 2018 calendar year. This allocation will likely change depending on rain and snowfall received this winter.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area.  For example, GSWC has contracts with various governmental entities (principally MWD member agencies) and other parties to purchase water through a total of 62 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority.  GSWC has 46 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 56,166 acre-feet annually.  MWD’s principal source of water is the SWP and the Colorado River via the Colorado River Aqueduct.
     GSWC has contracts to purchase water or water rights for an aggregate amount of $4.8 million as of December 31, 2017.  Included in the $4.8 million is a remaining commitment of $2.4 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for 10 additional years. The remaining $2.4 million are for commitments for purchased water with other third parties which expire through 2038.
Potential Additional Sources of Supply
GSWC continues to assess additional water supply opportunities to expand and strengthen its water supply portfolio for service to customers.  In June 2010, GSWC signed an agreement with Cadiz Inc. giving GSWC the right to acquire an annual supply of Cadiz water once Cadiz secures appropriate transport and conveyance facilities and necessary agreements to move water from Cadiz’s property in Fenner Valley, San Bernardino County, to metropolitan Southern California. In addition, GSWC is actively pursuing participation in desalination proposals and various recycled water opportunities.
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

Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2017, the fair value of Registrant’s long-term debt was $424.0 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $14.0 million increase in the fair value of Registrant’s long-term debt.
 Market risk related to Registrant’s variable-rate debt is estimated as the potential decrease in pretax earnings resulting from an increase in interest rates.  As of December 31, 2017, Registrant had $18,000 in variable-interest-rate debt outstanding. A hypothetical one percent rise in interest rates would not have a material impact on earnings.
At December 31, 2017, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
Commodity/Derivative Risk
GSWC's electric division, BVES, is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, BVES from time to time executes purchased power contracts that qualify as derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.
 In December 2014, the CPUC approved an application, which allowed BVES to execute long-term purchased power contracts with energy providers, which became effective on January 1, 2015. BVES began taking power under these long-term contracts at a fixed cost over three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 qualify for derivative accounting treatment. Among other things, the CPUC approval in December 2014 also authorized BVES to establish a regulatory memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact GSWC’s earnings. The three-year term contract expired in 2017. As of December 31, 2017, there was a $2.9 million unrealized loss in the memorandum account for the remaining purchased power contract as a result of a drop in energy prices since the execution of the contract.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of condensed financial information of American States Water Company for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2018
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company as of December 31, 2017 and 2016, and the related statements of income, changes in common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2018
We have served as the Company's auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,559,209	$1,514,419
Electric	99,726	94,009
Total	1,658,935	1,608,428
Non-regulated utility property, at cost	15,592	11,897
Total utility plant, at cost	1,674,527	1,620,325
Less — accumulated depreciation	(533,370)	(532,753)
	1,141,157	1,087,572
Construction work in progress	63,835	63,354
Net utility plant	1,204,992	1,150,926

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	24,070	20,836
Total other property and investments	25,186	21,952

Current Assets
Cash and cash equivalents	214	436
Accounts receivable — customers, less allowance for doubtful accounts	26,127	19,993
Unbilled revenue	26,411	24,391
Receivable from U.S. government, less allowance for doubtful accounts	3,725	8,467
Other accounts receivable, less allowance for doubtful accounts	8,251	3,151
Income taxes receivable	4,737	17,867
Materials and supplies	4,795	4,294
Regulatory assets — current	34,220	43,296
Prepayments and other current assets	5,596	3,735
Costs and estimated earnings in excess of billings on contracts	41,387	41,245
Total current assets	155,463	166,875

Regulatory and Other Assets
Regulatory assets	—	102,985
Costs and estimated earnings in excess of billings on contracts	25,426	22,687
Other	5,667	5,068
Total regulatory and other assets	31,093	130,740
Total Assets	$1,416,734	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$529,945	$494,297
Long-term debt	321,039	320,981
Total capitalization	850,984	815,278

Current Liabilities
Notes payable to banks	59,000	90,000
Long-term debt — current	324	330
Accounts payable	50,978	43,724
Income taxes payable	225	149
Accrued other taxes	7,344	9,112
Accrued employee expenses	12,969	12,304
Accrued interest	3,861	3,864
Unrealized loss on purchased power contracts	2,941	4,901
Billings in excess of costs and estimated earnings on contracts	3,911	2,263
Other	15,109	11,297
Total current liabilities	156,662	177,944

Other Credits
Advances for construction	67,465	69,722
Contributions in aid of construction — net	123,602	120,518
Deferred income taxes	115,703	224,530
Regulatory liabilities	32,178	—
Unamortized investment tax credits	1,436	1,529
Accrued pension and other post-retirement benefits	57,695	49,856
Other	11,009	11,116
Total other credits	409,088	477,271

Commitments and Contingencies (Notes 13 and 14)	—	—

Total Capitalization and Liabilities	$1,416,734	$1,470,493

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2017	2016
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,680,794 shares in 2017 and 36,571,360 shares in 2016	$250,124	$247,232
Reinvested earnings in the business	279,821	247,065
	529,945	494,297

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,772	3,902
Other Debt Instruments:
Variable Rate Obligation due 2018	18	54
American Recovery and Reinvestment Act Obligation due 2033	3,745	3,896
	325,265	325,582
Less: Current maturities	(324)	(330)
Debt issuance costs	(3,902)	(4,271)
	321,039	320,981
Total Capitalization	$850,984	$815,278

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Operating Revenues
Water	$306,332	$302,931	$328,511
Electric	33,969	35,771	36,039
Contracted services	100,302	97,385	94,091
Total operating revenues	440,603	436,087	458,641

Operating Expenses
Water purchased	68,302	64,442	62,726
Power purchased for pumping	8,518	8,663	8,988
Groundwater production assessment	18,638	14,993	13,648
Power purchased for resale	10,720	10,387	10,395
Supply cost balancing accounts	(17,939)	(12,206)	7,785
Other operation	29,994	28,257	28,429
Administrative and general	81,662	80,994	79,817
Depreciation and amortization	39,031	38,850	42,033
Maintenance	15,176	16,470	16,885
Property and other taxes	17,905	16,801	16,636
ASUS construction	49,838	53,720	52,810
Gain on sale of assets	(8,318)	—	—
Total operating expenses	313,527	321,371	340,152

Operating Income	127,076	114,716	118,489

Other Income and Expenses
Interest expense	(22,582)	(21,992)	(21,088)
Interest income	1,790	757	458
Other, net	2,057	997	356
Total other income and expenses	(18,735)	(20,238)	(20,274)

Income before income tax expense	108,341	94,478	98,215

Income tax expense	38,974	34,735	37,731

Net Income	$69,367	$59,743	$60,484

Weighted Average Number of Shares Outstanding	36,638	36,552	37,389
Basic Earnings Per Common Share	$1.88	$1.63	$1.61

Weighted Average Number of Diluted Shares	36,844	36,750	37,614
Fully Diluted Earnings Per Share	$1.88	$1.62	$1.60

Dividends Paid Per Common Share	$0.994	$0.914	$0.874

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2014	38,287	$253,199	$253,602	$506,801
Add:
Net income			60,484	60,484
Exercise of stock options and other issuance of Common Shares	120	1,198		1,198
Tax benefit from employee stock-based awards		877		877
Compensation on stock-based awards		2,168		2,168
Dividend equivalent rights on stock-based awards not paid in cash		270		270
Deduct:
Repurchase of Common Shares	1,905	12,690	60,203	72,893
Dividends on Common Shares			32,690	32,690
Dividend equivalent rights on stock-based awards not paid in cash			270	270
Balances at December 31, 2015	36,502	245,022	220,923	465,945
Add:
Net income			59,743	59,743
Exercise of stock options and other issuance of Common Shares	69	235		235
Tax benefit from employee stock-based awards		581		581
Compensation on stock-based awards		1,201		1,201
Dividend equivalent rights on stock-based awards not paid in cash		193		193
Deduct:
Dividends on Common Shares			33,408	33,408
Dividend equivalent rights on stock-based awards not paid in cash			193	193
Balances at December 31, 2016	36,571	247,232	247,065	494,297
Add:
Net income			69,367	69,367
Exercise of stock options and other issuance of Common Shares	110	909		909
Compensation on stock-based awards		1,789		1,789
Dividend equivalent rights on stock-based awards not paid in cash		194		194
Deduct:
Dividends on Common Shares			36,417	36,417
Dividend equivalent rights on stock-based awards not paid in cash			194	194
Balances at December 31, 2017	36,681	$250,124	$279,821	$529,945

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$69,367	$59,743	$60,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,273	39,109	42,674
Provision for doubtful accounts	989	619	870
Deferred income taxes and investment tax credits	12,153	27,640	10,423
Stock-based compensation expense	2,885	2,538	2,754
Gain on sale of assets	(8,318)	—	—
Other — net	(1,525)	(397)	838
Changes in assets and liabilities:
Accounts receivable — customers	(7,671)	(1,750)	(923)
Unbilled revenue	(2,020)	(4,901)	1,932
Other accounts receivable	(1,671)	(1,233)	1,243
Receivables from the U.S. government	4,742	(2,606)	848
Materials and supplies	(501)	1,121	(1,827)
Prepayments and other assets	(1,641)	2,239	1,580
Costs and estimated earnings in excess of billings on contracts	(2,881)	(10,433)	(3,223)
Regulatory assets	24,626	(5,610)	(26,422)
Accounts payable	4,358	(3,442)	679
Income taxes receivable/payable	13,206	(6,993)	9,630
Billings in excess of costs and estimated earnings on contracts	1,648	(1,501)	(7,972)
Accrued pension and other post-retirement benefits	(878)	(289)	616
Other liabilities	(1,589)	3,095	941
Net cash provided	144,552	96,949	95,145
Cash Flows From Investing Activities:
Capital expenditures	(113,126)	(129,867)	(87,323)
Proceeds from sale of assets	34,324	—	54
Other investments	(1,229)	(1,354)	(2,869)
Net cash used	(80,031)	(131,221)	(90,138)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	909	235	1,198
Repurchase of Common Shares	—	—	(72,893)
Tax benefits from stock-based awards	—	581	877
Receipt of advances for and contributions in aid of construction	7,275	6,660	3,731
Refunds on advances for construction	(3,889)	(3,921)	(3,660)
Retirement or repayments of long-term debt	(329)	(313)	(237)
Net change in notes payable to banks	(31,000)	62,000	28,000
Dividends paid	(36,417)	(33,408)	(32,690)
Other	(1,292)	(1,490)	(957)
Net cash (used) provided	(64,743)	30,344	(76,631)
Net decrease in cash and cash equivalents	(222)	(3,928)	(71,624)
Cash and cash equivalents, beginning of year	436	4,364	75,988
Cash and cash equivalents, end of year	$214	$436	$4,364

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Assets

Utility Plant, at cost
Water	$1,559,209	$1,514,419
Electric	99,726	94,009
Total	1,658,935	1,608,428
Less — accumulated depreciation	(524,481)	(524,927)
	1,134,454	1,083,501
Construction work in progress	63,486	61,810
Net utility plant	1,197,940	1,145,311

Other Property and Investments	21,956	18,719
	21,956	18,719
Current Assets
Cash and cash equivalents	214	209
Accounts receivable — customers, less allowance for doubtful accounts	26,127	19,993
Unbilled revenue	18,852	17,700
Other accounts receivable, less allowance for doubtful accounts	6,105	1,959
Income taxes receivable from Parent	6,590	21,856
Materials and supplies	4,046	3,724
Regulatory assets — current	34,220	43,296
Prepayments and other current assets	5,090	3,520
Total current assets	101,244	112,257

Regulatory and Other Assets
Regulatory assets	—	102,985
Other	5,683	4,906
Total regulatory and other assets	5,683	107,891
Total Assets	$1,326,823	$1,384,178

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$474,374	$446,770
Long-term debt	321,039	320,981
Total capitalization	795,413	767,751

Current Liabilities
Inter-company payable to Parent	34,836	61,726
Long-term debt — current	324	330
Accounts payable	42,497	34,648
Accrued other taxes	7,108	8,870
Accrued employee expenses	11,338	10,983
Accrued interest	3,585	3,588
Unrealized loss on purchased power contracts	2,941	4,901
Other	14,705	10,925
Total current liabilities	117,334	135,971

Other Credits
Advances for construction	67,465	69,722
Contributions in aid of construction — net	123,602	120,518
Deferred income taxes	120,780	227,798
Regulatory liabilities	32,178	—
Unamortized investment tax credits	1,436	1,529
Accrued pension and other post-retirement benefits	57,695	49,856
Other	10,920	11,033
Total other credits	414,076	480,456

Commitments and Contingencies (Notes 13 and 14)

Total Capitalization and Liabilities	$1,326,823	$1,384,178

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2017	2016
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 146 shares in 2017 and 2016	$242,181	$240,482
Reinvested earnings in the business	232,193	206,288
	474,374	446,770

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,772	3,902
Other Debt Instruments:
Variable rate obligation due 2018	18	54
American Recovery and Reinvestment Act Obligation due 2033	3,745	3,896
	325,265	325,582
Less: Current maturities	(324)	(330)
Debt issuance costs	(3,902)	(4,271)
	321,039	320,981
Total Capitalization	$795,413	$767,751

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2017	2016	2015
Operating Revenues
Water	$306,332	$302,931	$328,511
Electric	33,969	35,771	36,039
Total operating revenues	340,301	338,702	364,550

Operating Expenses
Water purchased	68,302	64,442	62,726
Power purchased for pumping	8,518	8,663	8,988
Groundwater production assessment	18,638	14,993	13,648
Power purchased for resale	10,720	10,387	10,395
Supply cost balancing accounts	(17,939)	(12,206)	7,785
Other operation	24,877	24,771	24,892
Administrative and general	62,231	64,066	64,877
Depreciation and amortization	37,852	37,804	40,893
Maintenance	12,970	14,519	14,693
Property and other taxes	16,402	15,444	15,244
Gain on sale of assets	(8,318)	—	—
Total operating expenses	234,253	242,883	264,141

Operating Income	106,048	95,819	100,409

Other Income and Expenses
Interest expense	(22,055)	(21,782)	(20,998)
Interest income	1,766	749	440
Other, net	2,057	792	212
Total other income and expenses	(18,232)	(20,241)	(20,346)

Income from operations before income tax expense	87,816	75,578	80,063

Income tax expense	34,059	28,609	32,472

Net Income	$53,757	$46,969	$47,591

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2014	146	$235,607	$199,583	$435,190
Add:
Net income			47,591	47,591
Tax benefit from employee stock-based awards		872		872
Compensation on stock-based awards		2,077		2,077
Dividend equivalent rights on stock-based awards not paid in cash		239		239
Deduct:
Dividends on Common Shares			62,000	62,000
Dividend equivalent rights on stock-based awards not paid in cash			239	239

Balances at December 31, 2015	146	238,795	184,935	423,730
Add:
Net income			46,969	46,969
Tax benefit from employee stock-based awards		501		501
Compensation on stock-based awards		1,020		1,020
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			25,450	25,450
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2016	146	240,482	206,288	446,770
Add:
Net income			53,757	53,757
Compensation on stock-based awards		1,527		1,527
Dividend equivalent rights on stock-based awards not paid in cash		172		172
Deduct:
Dividends on Common Shares			27,680	27,680
Dividend equivalent rights on stock-based awards not paid in cash			172	172

Balances at December 31, 2017	146	$242,181	$232,193	$474,374

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$53,757	$46,969	$47,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,094	38,063	41,534
Provision for doubtful accounts	816	627	845
Deferred income taxes and investment tax credits	13,970	28,099	10,719
Stock-based compensation expense	2,420	2,118	2,443
Gain on sale of assets	(8,318)	—	—
Other — net	(1,613)	(352)	822
Changes in assets and liabilities:
Accounts receivable — customers	(7,671)	(1,750)	(923)
Unbilled revenue	(1,152)	481	(448)
Other accounts receivable	(544)	(896)	1,067
Materials and supplies	(322)	1,136	(2,069)
Prepayments and other assets	(1,450)	2,114	440
Regulatory assets	24,626	(5,610)	(26,422)
Accounts payable	4,927	(1,514)	1,940
Inter-company receivable/payable	(390)	280	445
Income taxes receivable/payable from/to Parent	15,266	(10,856)	18,580
Accrued pension and other post-retirement benefits	(878)	(289)	616
Other liabilities	(1,930)	2,666	358
Net cash provided	129,608	101,286	97,538

Cash Flows From Investing Activities:
Capital expenditures	(110,487)	(127,913)	(86,144)
Proceeds from sale of assets	34,324	—	—
Note receivable from AWR parent	—	—	(20,700)
Receipt of payment of note receivable from AWR parent	—	—	20,700
Other investing activities	(1,229)	(1,389)	(2,869)
Net cash used	(77,392)	(129,302)	(89,013)

Cash Flows From Financing Activities:
Tax benefits from stock-based awards	—	501	872
Receipt of advances for and contributions in aid of construction	7,275	6,660	3,731
Refunds on advances for construction	(3,889)	(3,921)	(3,660)
Retirement or repayments of long-term debt	(329)	(313)	(237)
Net change in inter-company borrowings	(26,500)	49,500	12,000
Dividends paid	(27,680)	(25,450)	(62,000)
Other	(1,088)	(1,253)	(735)
Net cash (used) provided	(52,211)	25,724	(50,029)

Net increase (decrease) in cash and cash equivalents	5	(2,292)	(41,504)

Cash and cash equivalents, beginning of year	209	2,501	44,005

Cash and cash equivalents, end of year	$214	$209	$2,501

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), and Fort Riley Utility Services, Inc. ("FRUS")).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 259,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for approximately 90% of total water revenues in 2017, 2016 and 2015. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates.

ASUS, through its Military Utility Privatization Subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases. In September 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The contract over the 50-year period is subject to annual economic price adjustments. ASUS expects to assume operations at Fort Riley following the completion of a six-to-twelve-month transition period currently underway.

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

AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding Common shares of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Inter-company transactions and balances have been eliminated in the AWR consolidated financial statements.

Related-Party Transactions:  GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2017, 2016 and 2015, GSWC allocated to ASUS approximately $4.0 million, $3.9 million and $2.6 million, respectively, of corporate office administrative and general costs.  In addition, AWR has a $150.0 million syndicated credit facility, which expires in May 2018. Management intends to renew the credit facility prior to its expiration. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by AWR, including for allocated expenses, are included in GSWC's inter-company receivables as of December 31, 2017 and 2016.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire in May 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2017 and 2016, there were no amounts outstanding under these notes.

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
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2017 and 2016.

Property and Depreciation: Registrant's property consists primarily of regulated utility plant at GSWC. GSWC capitalizes, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the regulator, is recorded as an acquisition adjustment within utility plant.
 Depreciation is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. GSWC's provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.6% for 2017, 2.9% for 2016, and 3.2% for 2015.  Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $242,000, $259,000 and $641,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.
Estimated useful lives of GSWC’s utility plant, as authorized by the CPUC, are as follows:

Source of water supply	30 years to 50 years
Pumping	25 years to 40 years
Water treatment	20 years to 35 years
Transmission and distribution	25 years to 55 years
Generation	40 years
Other plant	7 years to 40 years
Non-regulated property consists primarily of equipment utilized by ASUS and its subsidiaries for its operations. This property is stated at cost, net of accumulated depreciation, which is calculated using the straight-line method over the useful lives of the assets.
Asset Retirement Obligations:  GSWC has a legal obligation for the retirement of its wells, which by law need to be properly capped at the time of removal.  As such, GSWC incurs asset retirement obligations.  GSWC records the fair value of a liability for these asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, GSWC capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, GSWC either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Retirement costs have historically been recovered through rates subsequent to the retirement costs being incurred. Accordingly, recoverability of GSWC’s asset retirement obligations are reflected as a regulatory asset. GSWC also reflects the loss or gain at settlement as a regulatory asset or liability on the balance sheet.
 With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes that it will not be obligated to remove these assets. There are no CPUC rules or regulations that require GSWC to remove any of its other long-lived assets. In addition, GSWC’s water pipelines are not subject to regulation by any federal regulatory agency. GSWC has franchise agreements with various municipalities in order to use the public right of way for utility purposes (i.e., operate water distribution and transmission assets), and if certain events occur in the future, GSWC could be required to remove or relocate certain of its pipelines. However, it is not possible to estimate an asset retirement amount since the timing and the amount of assets that may be required to be removed, if any, is not known.
Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Revisions in estimates for timing or estimated cash flows are recognized as changes in the carrying amount of the liability and the related capitalized asset. The estimated fair value of the costs of removal was based on third-party costs.

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2017, 2016 and 2015, no impairment loss was incurred.

Goodwill:  At December 31, 2017 and 2016, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2017, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.

Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.

Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on historical write-off experience and the aging of account balances. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required. Receivables from the U.S. government include amounts due under contracts with the U.S. government to operate and maintain, and/or provide construction services for the water and/or wastewater systems at military bases. Other accounts receivable consist primarily of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors. The allowance for these other accounts receivable is based on Registrant’s evaluation of the receivable portfolio under current conditions and a review of specific problems and such other factors that, in Registrant’s judgment, should be considered in estimating losses.  Allowances for doubtful accounts are disclosed in Note 16.

Materials and Supplies: Materials and supplies are stated at the lower of cost or net realizable value. Cost is computed using average cost. Major classes of materials include pipe, hydrants and valves.

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the year ended December 31, 2017, no AFUDC was recorded. For the years ended December 31, 2016 and 2015, GSWC recorded $101,000 and $694,000, respectively, of AFUDC related to capital projects based on a weighted cost of capital of 8.34% for water and a cost of debt of 6.96% for electric, as approved by the CPUC.

Water and Electric Operating Revenues: GSWC records water and electric utility operating revenues when the service is provided to customers. Revenues include amounts billed to customers on a cycle basis based on meter readings for services provided and unbilled revenues representing estimated amounts to be billed for usage from the last meter reading date to the end of the accounting period. Unbilled revenues are based on historical customer usage to estimate unbilled usage.

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

Contracted Services Revenues:  Revenues from ASUS contract operations and maintenance agreements are recognized on a monthly basis when services have been rendered to the U.S. government. Revenues for construction contracts are recognized based on the percentage-of-completion and cost-plus methods of accounting.  In accordance with U.S. GAAP, revenue recognition under these methods requires ASUS to estimate the progress toward completion on a contract in terms of efforts such as costs incurred.  This approach is used because management considers them to be the best available measure of progress on these contracts. Revenues from cost-plus contracts of ASUS are recognized on the basis of costs incurred during the period plus the profit earned, measured by the cost-to-cost method. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to contracts with the U.S government, which are not presently billable but which will be billed under the terms of those contracts.
 Construction costs for ASUS include all direct material and labor costs charged by subcontractors, direct labor of employees of the Military Utility Privatization Subsidiaries, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. The factors considered in including such costs in revenues and expenses are that ASUS and/or the Military Utility Privatization Subsidiaries: (i) are the primary obligor in these arrangements with the U.S. government and the third-party prime contractors, (ii) have latitude in establishing pricing, and (iii) bear credit risk in the collection of receivables.  Administrative and general costs are charged to expense as incurred.  Precontract costs for ASUS, which consist of design and engineering labor costs, are deferred if they are probable of recovery and are expensed as incurred if they are not probable of recovery.  Deferred precontract costs have been immaterial to date. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Changes in job performance, job conditions, change orders and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income for ASUS and are recognized in the period in which the revisions are determined.
The asset “Costs and estimated earnings in excess of billings on contracts” represents revenues recognized in excess of amounts billed. The liability “Billings in excess of costs and estimated earnings on contracts” represents billings in excess of revenues recognized.  Amounts expected to be earned/collected in the next 12-months have been classified as current.

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

Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are generally refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Contributions in aid of construction are similar to advances but require no refunding. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Utility plant funded by advances and contributions is excluded from rate base.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2017 and 2016 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2017		2016
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$325,265	$424,042	$325,582	$423,124

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

Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2017:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$424,042	—	$424,042

Stock-Based Awards: AWR has issued stock-based awards to its employees under stock incentive plans. AWR has also issued stock-based awards to its Board of Directors under non-employee directors stock plans.  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 12 for further discussion.

Sales and Use Taxes:  GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on ordinances adopted by these municipalities) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each rate-making area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.6 million, $3.5 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. When GSWC acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.
Depending on the state in which its subsidiary operations are conducted, ASUS is also subject to certain state non-income tax assessments generally computed on a “gross receipts” or “gross revenues” basis.  These non-income tax assessments are required to be paid regardless of whether the subsidiary is reimbursed by the U.S. government for these assessments under its 50-year contracts, including modifications to these contracts.  The non-income tax assessments are accounted for on a gross basis and totaled $287,000, $309,000 and $367,000 during the years ended December 31, 2017, 2016 and 2015, respectively.
 Recently Issued Accounting Pronouncements:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. Under the new guidance, the tax effects related to share-based payments at settlement (or expiration) are required to be recorded through the income statement rather than through equity, therefore increasing the volatility of income tax expense. The new standard also removed the requirement to delay recognition of a windfall tax benefit until an employer reduces its current taxes payable. It also permits entities to make an accounting policy election for the impact of forfeitures on the recognition of expense for shared-based payment awards. Income tax benefits in excess of compensation costs or tax deficiencies for share-based compensation are recorded to the income tax provision, instead of to shareholders' equity, which can impact the effective tax rate. In addition, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows. Registrant adopted the new standard effective January 1, 2017 on a prospective basis and, therefore, all excess tax benefits resulting from share-based payments during the year ended December 31, 2017 were reflected in the income statements, which reduced income tax expense by approximately $1,042,000 and $1,011,000 for AWR and GSWC, respectively.

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and adoption is not permitted earlier than 2017. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective approach, meaning the cumulative effect of applying the guidance to prior periods would be recognized as an adjustment to opening retained earnings at January 1, 2018, and requires certain additional disclosures. Registrant intends to use the modified retrospective approach beginning January 1, 2018. Registrant has completed its evaluation and has concluded that the adoption of this guidance will not have a material impact on its measurement or timing of revenue recognition. The guidance will also require enhanced disclosures, including a disaggregated revenue disclosure from contracts with customers. Some revenue arrangements which meet the definition of alternative revenue programs under ASC 980 Regulated Operations, such as GSWC's Water Revenue Adjustment Mechanism and Base Revenue Requirement Adjustment Mechanisms, are excluded from the scope of the new standard and, therefore, will be disclosed separately from the revenues of contracts with customers under the new guidance.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Under current U.S. GAAP, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of various deferred items), are aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component will continue to be presented as operating costs, while all other components of net benefit cost will be presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. The new guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. Registrant does not expect adoption of this guidance to have a material impact on its consolidated financial statements. Registrant will adopt the new guidance beginning in 2018.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)
Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Registrant does not expect the adoption of this new guidance to have a significant impact on its cash flow statements. Registrant will adopt the new guidance beginning in 2018.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Registrant will use the practical expedients available under this standard and will not reassess: (i) whether any expired to existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) any initial direct costs for existing leases, if any. Management has not yet determined the effect of the standard on Registrant's financial statements. However, the ultimate impact of adopting this standard will depend on Registrant’s lease portfolio as of the adoption date.

Note 2 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2017, Registrant had approximately $59.1 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $83.2 million of regulatory liabilities relates to the creation of an excess deferred income tax liability brought about by a lower federal income tax rate as a result of the Tax Cuts and Jobs Act (see Note 10) that is expected to be refunded to customers, (ii) $17.7 million relates to flow-through deferred income taxes including the gross-up portion on the deferred tax resulting from the aforementioned excess deferred income tax regulatory liability (also see Note 10), (iii) $34.7 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $2.9 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

	December 31,
(dollars in thousands)	2017	2016
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$29,556	$47,340
Costs deferred for future recovery on Aerojet case	10,656	11,820
Pensions and other post-retirement obligations (Note 11)	33,019	28,118
Derivative unrealized loss (Note 4)	2,941	4,901
Low income rate assistance balancing accounts	5,972	8,272
General rate case memorandum accounts	10,522	13,929
Other regulatory assets	14,875	17,633
Excess deferred income taxes (Note 10)	(83,231)	—
Flow-through taxes, net (Note 10)	(17,716)	20,134
Various refunds to customers	(4,552)	(5,866)
Total	$2,042	$146,281
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

The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial-paper rate. During the year ended December 31, 2017, $33.7 million of pre-2017 WRAM/MCBA balances were recovered.  During 2017, GSWC recorded an additional $15.4 million net under-collection in the WRAM/MCBA.  The majority of this balance represents an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2017, GSWC had an aggregated regulatory asset of $29.6 million, which is comprised of a $5.6 million under-collection in the WRAM accounts and a $24.0 million under-collection in the MCBA accounts. GSWC is expected to file with the CPUC for recovery of the 2017 WRAM/MCBA balances in March 2018.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded.  The CPUC has set the recovery period for under-collected WRAM balances that are up to 15% of adopted annual revenues at 18 months or less.  For under-collected balances greater than 15%, the recovery period is 19 to 36 months. The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months; however, there were some ratemaking areas that had recovery periods greater than 24 months. Based on the current CPUC-stipulated recovery periods, as of December 31, 2015, GSWC estimated that approximately $1.4 million of its 2015 WRAM under-collection would not be collected within 24 months as required for revenue recognition under the accounting guidance for alternative revenue programs. As a result, during the fourth quarter of 2015, GSWC did not record $1.4 million of the 2015 WRAM under-collection balance as revenue. This amount was recognized as revenue when it was determined that it would be collected within 24 months. Approximately $910,000 of the 2015 WRAM was recognized in 2016, and the remaining $510,000 was recognized in 2017.
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
Pensions and Other Postretirement Obligations:
A regulatory asset has been recorded at December 31, 2017 and 2016 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other postretirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 11, as of December 31, 2017, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $34.7 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
Previous CPUC decisions in the water and electric general rate cases have authorized GSWC to use a two-way balancing account to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2017, GSWC has a net $1.7 million over-collection in the two-way pension balancing accounts, consisting of a $588,000 over-collection related to the general office and water regions, and a $1.1 million over-collection related to BVES.
Low Income Balancing Accounts:
This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2017, there is an aggregate $6.0 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts and are recalibrated in every water general rate case.

General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. On December 15, 2016, the CPUC issued a decision on GSWC's water general rate case, which set rates for the years 2016 - 2018. The rates approved by the CPUC were retroactive to January 1, 2016. As a result, as of December 31, 2016, GSWC added $9.5 million to the general rate case memorandum accounts representing the rate difference between interim rates and final rates authorized by the CPUC, retroactive to January 1, 2016. As of December 31, 2017, there is a net aggregate $10.5 million under-collection in these accounts, primarily related to the revenue difference between interim rates and final rates authorized by the CPUC in the December 2016 decision. GSWC has implemented surcharges ranging from 12 -36 months to collect the $10.5 million balance.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Other Regulatory Matters:
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard (“RPS”) law, which requires meeting certain targets of purchases of energy from qualified renewable energy resources. In December 2012, GSWC entered into an agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 582,000 RECs over a 10 -year period, which would be used towards meeting the CPUC’s RPS procurement requirements. As of December 31, 2017, GSWC has purchased sufficient RECs to be in compliance for all periods through 2017. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2017. GSWC intends to file its 2017 compliance report with the CPUC by the August 2018 deadline. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2017.
In October 2015, the governor of California signed a bill into law requiring, among other things, electric utilities to generate half of their electricity from renewable energy sources by 2030. The new requirement is in addition to the existing requirement for electric utilities to generate one third of their electricity from renewable sources by 2020. BVES is assessing various renewable energy opportunities to be in compliance with these requirements.
Formal Complaint Filed with the CPUC
In June 2016, a third party filed a formal complaint with the CPUC against GSWC about a water main break that occurred in 2014 causing damage to a commercial building. Repairs to the building were delayed for a variety of reasons, including a dispute and litigation between two of GSWC's insurance carriers regarding their respective coverage obligations, as well as questions as to the nature and extent of the building’s damage and the costs associated therewith. The complaint filed with the CPUC requested, among other things, that the CPUC investigate the main break, the damage to the commercial building and the delay of its repairs, and order GSWC to complete repairs immediately. In September 2017, the CPUC dismissed the complaint on the grounds that the CPUC lacks jurisdiction to impose monetary damages for injuries to property, as requested by the third party, and the third party lacks standing with respect to the property as it is not the owner of the damaged property.
Previously, the owners of the commercial building filed suit in Ventura County Superior Court against GSWC for damages to the building. In September 2017, the Ventura County Superior Court issued a statement of decision in favor of the plaintiffs, and awarded damages to the plaintiffs in the amount of $2.6 million. Subsequently, the Court also awarded the plaintiffs' attorney fees and other costs. In December 2017, GSWC entered into settlement agreements with its insurance carriers, as well as with the owners of the commercial building, resolving all disputes. The final resolution of this matter resulted in GSWC recording an immaterial charge to expense during the fourth quarter of 2017.

Note 3 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2017	2016	2017	2016
Water
Land	$14,895	$15,393	$14,895	$15,393
Intangible assets	29,396	36,291	29,378	36,273
Source of water supply	88,168	86,775	88,168	86,775
Pumping	178,252	169,983	178,252	169,983
Water treatment	78,999	74,980	78,999	74,980
Transmission and distribution	1,064,271	1,014,925	1,064,271	1,014,925
Other	120,820	127,969	105,246	116,090
	1,574,801	1,526,316	1,559,209	1,514,419
Electric
Transmission and distribution	76,188	71,112	76,188	71,112
Generation	12,583	12,583	12,583	12,583
Other (1)	10,955	10,314	10,955	10,314
	99,726	94,009	99,726	94,009

Less — accumulated depreciation	(533,370)	(532,753)	(524,481)	(524,927)
Construction work in progress	63,835	63,354	63,486	61,810
Net utility plant	$1,204,992	$1,150,926	$1,197,940	$1,145,311

(1)         Includes intangible assets of $1.2 million for the years ended December 31, 2017 and 2016 for studies performed in association with the electricity segment of the Registrant’s operations.
As of December 31, 2017 and 2016, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2017	2016	2017	2016
Intangible assets:
Conservation programs	3 years	$9,486	$9,496	$9,486	$9,496
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	13,011	19,487	13,011	19,487
Total intangible assets		31,192	37,678	30,621	37,107
Less — accumulated amortization		(23,331)	(28,108)	(23,221)	(28,001)
Intangible assets, net of amortization		$7,861	$9,570	$7,400	$9,106

Intangible assets not subject to amortization (3)		$422	$427	$404	$409

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2017 and 2016.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2017, 2016 and 2015, amortization of intangible assets was $1.5 million, $1.9 million and $1.8 million, respectively, for both AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2018	$1,325
2019	1,131
2020	1,003
2021	949
2022	949
Total	$5,357
There is no material difference between the consolidated operations of AWR and the operations of GSWC in regard to the future amortization expense of intangible assets.
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2017 and 2016:

(dollars in thousands)	GSWC
Obligation at December 31, 2015	$4,157
Additional liabilities incurred	121
Liabilities settled	(112)
Accretion	227
Obligation at December 31, 2016	$4,393
Additional liabilities incurred	562
Liabilities settled	(229)
Accretion	237
Obligation at December 31, 2017	$4,963

Note 4 — Derivative Instruments

GSWC's electric division, BVES, purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to enter into long-term purchased power contracts with energy providers, which BVES executed in December 2014. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. The three-year contract expired on December 31, 2017. As of December 31, 2017, there was a $2.9 million unrealized loss in the memorandum account, with a corresponding unrealized loss liability for the five-year purchased power contract as a result of the fixed prices being greater than the futures energy prices. The notional volume of derivatives remaining under this long-term contract as of December 31, 2017 was approximately 201,000 megawatt hours.
As previously discussed in Note 1, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented. The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Balance, at beginning of the period	$(4,901)	$(7,053)
Unrealized gain on purchased power contracts	1,960	2,152
Balance, at end of the period	$(2,941)	$(4,901)

Note 5 — Military Privatization

Each of the Military Utility Privatization Subsidiaries have entered into a service contract with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are based upon the terms of the 50-year contract between ASUS or the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of each of these agreements, the Military Utility Privatization Subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewal and replacement capital work.  In addition, these contracts may also include firm, fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government.
Under the terms of each of these contracts, prices are subject to an economic price adjustment ("EPA") provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS is permitted to file, and has filed, requests for equitable adjustment. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.
In September 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. ASUS expects to assume operations at Fort Riley following the completion of a 6-to-12-month transition period currently underway.  ASUS assumed the operation of the water and wastewater systems at Eglin Air Force Base on June 15, 2017.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2017, the U.S. government approved EPAs at five of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. In the second quarter of 2017, ASUS recorded approximately $1.0 million in retroactive operation and maintenance management fees and pretax operating income related to periods prior to 2017. In December 2016, ASUS recorded approximately $421,000 in retroactive operation and maintenance management fees and pretax operating income related to periods prior to 2016.
Costs and estimated earnings on contracts and amounts due from the U.S. government as of December 31, 2017 and 2016 are as follows:

(dollars in thousands)	2017	2016
Revenues (costs and estimated earnings) recognized on contracts	$78,245	$104,830
Less: Billings to date on contracts	(15,343)	(43,161)
	$62,902	$61,669

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts	$66,813	$63,932
Billings in excess of costs and estimated earnings on contracts	(3,911)	(2,263)
	$62,902	$61,669

Receivables from the U.S. government:
Billed receivables from the U.S. government	$3,725	$8,467
Unbilled receivables from the U.S. government (current)	7,559	6,691
Total	$11,284	$15,158

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

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Net income	$69,367	$59,743	$60,484
Less: (a) Distributed earnings to common shareholders	36,417	33,408	32,690
Distributed earnings to participating securities	197	187	207
Undistributed earnings	32,753	26,148	27,587

(b) Undistributed earnings allocated to common shareholders	32,577	26,003	27,414
Undistributed earnings allocated to participating securities	176	145	173

Total income available to common shareholders, basic (a)+(b)	$68,994	$59,411	$60,104

Weighted average Common Shares outstanding, basic	36,638	36,552	37,389

Basic earnings per Common Share	$1.88	$1.63	$1.61

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000, 2008 and 2016 employee plans, and the 2003 and 2013 directors' plans, and net income. At December 31, 2017, there were 69,202 stock options outstanding under the 2000 and 2008 employee stock option plans. As of January 28, 2018, all stock options remaining outstanding under the 2000 plan were canceled in accordance with the terms of the 2000 plan. At December 31, 2017, there were also 205,166 restricted stock units outstanding including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Common shareholders earnings, basic	$68,994	$59,411	$60,104
Undistributed earnings for dilutive stock options and restricted stock units	176	145	173
Total common shareholders earnings, diluted	$69,170	$59,556	$60,277

Weighted average Common Shares outstanding, basic	36,638	36,552	37,389
Stock-based compensation (1)	206	198	225
Weighted average Common Shares outstanding, diluted	36,844	36,750	37,614

Diluted earnings per Common Share	$1.88	$1.62	$1.60

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 69,202 stock options and 205,166 restricted stock units, including performance awards, at December 31, 2017 were deemed to be outstanding in accordance with accounting guidance on earnings per share.

During the years ended December 31, 2017, 2016 and 2015, AWR issued Common Shares totaling 56,498, 56,900 and 53,612, respectively, under AWR's employee stock incentive plans and the non-employee directors' plans.  In addition, during the years ended December 31, 2017, 2016 and 2015, AWR issued 52,936, 12,546 and 66,458 Common Shares for approximately $909,000, $235,000 and $1,198,000, respectively, as a result of the exercise of stock options.  During 2017, 2016 and 2015, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any of AWR's subsidiaries. AWR has not issued any Common Shares during 2017, 2016 and 2015 under AWR's Common Share Purchase and Dividend Reinvestment Plan ("DRP") and the 401(k) Plan. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2017, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.

In 2014 and 2015, AWR's Board of Directors approved two stock repurchase programs, authorizing AWR to repurchase up to 2.45 million shares of its Common Shares. Both programs were completed during 2015. Under these programs, Registrant repurchased 1,905,000 Common Shares on the open market during 2015.

GSWC’s outstanding Common Shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 7 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $400.8 million was available to pay dividends to AWR as of December 31, 2017. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $27.7 million, $25.5 million and $62.0 million were paid to AWR by GSWC during the years ended December 31, 2017, 2016 and 2015, respectively.

The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $279.8 million was available to pay dividends to AWR’s shareholders at December 31, 2017. Approximately $232.2 million was available for GSWC to pay dividends to AWR at December 31, 2017. Approximately $62.0 million was available for ASUS to pay dividends to AWR as of December 31, 2017 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.

Note 8 — Bank Debt

AWR has access to a $150.0 million syndicated credit facility, which expires in May 2018. Management intends to renew the credit facility prior to its expiration. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $6.3 million, with fees of 0.65% including: (i) a $5.4 million letter of credit related to American Recovery and Reinvestment Act funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system, (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy, (iii) a letter of credit, in an amount of $585,000 as security for the purchase of power, and (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In May 2017, Standard and Poor’s Global Ratings (“S&P”) reaffirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P's debt ratings range from AAA (highest rating possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC.
 At December 31, 2017, there was $59.0 million outstanding under this facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.

AWR’s short-term borrowing activities (excluding letters of credit) for the years ending December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands, except percent)	2017	2016
Balance Outstanding at December 31,	$59,000	$90,000
Interest Rate at December 31,	2.28%	1.46%
Average Amount Outstanding	$65,242	$59,261
Weighted Average Annual Interest Rate	1.69%	1.20%
Maximum Amount Outstanding	$102,500	$96,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2017, 2016 and 2015, AWR was in compliance with these requirements. As of December 31, 2017, AWR had an interest coverage ratio of 7.54 times interest expense, a debt ratio of 0.42 to 1.00 and a debt rating of A+ by S&P.

Note 9 — Long-Term Debt

Registrant’s long-term debt consists primarily of notes and debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties. GSWC’s leases and other similar financial arrangements are not material.

Each of the private placement notes issued by GSWC contain various restrictions. Private placement notes issued in the amount of $28 million due in 2031 contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum total indebtedness to capitalization ratio and a negative pledge. Pursuant to the terms of these notes, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2017, GSWC had an interest coverage ratio of over four times interest expense.

In December 2014, GSWC issued $15.0 million in 3.45% private placement senior notes due in 2029. In 2005 and 2009, GSWC issued two senior private placement notes to CoBank, ACB ("CoBank") due in 2028 and 2019, respectively. Pursuant to the terms of these three notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") of less than 8-to-1. As of December 31, 2017, GSWC had a total indebtedness to capitalization ratio of 0.4332-to-1 and a total indebtedness to EBITDA of 2.5-to-1.

Certain long-term debt issues outstanding as of December 31, 2017 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. The 9.56% notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% and 6.7% senior notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption, plus 0.5%. The $15.0 million, 3.45% senior notes due in 2029 have similar redemption premiums.

In October 2009, GSWC entered into an agreement with the California Department of Health (“CDPH”) whereby CDPH agreed to provide funds to GSWC of up to $9.0 million under the American Recovery and Reinvestment Act.  Proceeds from the funds received were used to reimburse GSWC for capital costs incurred to install water meters to convert customers in GSWC’s Arden-Cordova district from non-metered service to metered service.  GSWC received a total of $8.6 million in reimbursements from the CDPH, half of which was recorded as a contribution in aid of construction and the other half as long-term debt in accordance with the terms of the agreement.  The loan portion bears interest at a rate of 2.5% and is payable over 20 years beginning in 2013.  A surcharge to recover from customers the debt service cost on this loan was approved by the CPUC and implemented in 2013.  Pursuant to the agreement, GSWC also issued letters of credit to CDPH in connection with this loan. As of December 31, 2017, GSWC has a total of $5.4 million in letters of credit issued to CDPH.

Annual maturities of all long-term debt at December 31, 2017 are as follows (in thousands):

Maturity as of December 31,
2018	$324
2019	40,321
2020	345
2021	366
2022	389
Thereafter	283,520
Total	$325,265
Note 10 — Taxes on Income
Registrant records deferred income taxes for temporary differences pursuant to the accounting guidance that addresses items recognized for income tax purposes in a different period from when these items are reported in the financial statements.  These items include differences in net asset basis (primarily related to differences in depreciation lives and methods, and differences in capitalization methods) and the treatment of certain regulatory balancing accounts and construction contributions and advances.  The accounting guidance for income taxes requires that rate-regulated enterprises record deferred income taxes and offsetting regulatory liabilities and assets for temporary differences where the rate regulator has prescribed flow-through treatment for ratemaking purposes (Note 2).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the remaining lives of the property that gave rise to these credits.
GSWC is included in both AWR’s consolidated federal income tax and its combined California state franchise tax returns.  The impact of California’s unitary apportionment on the amount of AWR’s California income tax liability is a function of both the profitability of AWR’s non-California activities and the proportion of AWR’s California sales to its total sales. GSWC’s income tax expense is computed as if GSWC were autonomous and separately files its income tax returns, which is consistent with the method adopted by the CPUC in setting GSWC’s customer rates.
The AWR and GSWC effective tax rates (“ETRs”) differ from the federal statutory tax rate primarily due to state taxes, flow-through items, and permanent differences. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking.  Flow-through items either increase or decrease tax expense and thus impact the ETR.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform are generally effective January 1, 2018. Among its significant provisions, the Tax Act (i) reduces the federal corporate income tax rate from 35% to 21%; (ii) eliminates bonus depreciation for regulated utilities, but allows 100% expensing for the cost of qualified property for non-regulated businesses; (iii) eliminates the provision that treated contributions in aid of construction provided to regulated water utilities as non-taxable; (iv) eliminates the domestic production activities deduction, and (v) limits the amount of net interest that can be deducted; however, this limitation is not applicable to regulated utilities and, therefore is not anticipated to have a material impact to Registrant’s ability to deduct net interest.
Pursuant to ASC Topic 740, "Income Taxes", the effects of changes in tax laws must be recognized within the period in which the tax law is enacted. This required AWR and GSWC to record an adjustment in its 2017 financial statements to reflect the impact of the reduction in the corporate income tax rate from 35% to 21% on its cumulative deferred income-tax balances and its tax-related regulatory assets/liabilities. Registrant was able to make reasonable estimates in order to remeasure and account for the effects of the Tax Act, which are reflected in the December 31, 2017 financial statements. Any further technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to Registrant's remeasurement and accounting for the effects of the Tax Act. Registrant will finalize and record any adjustments related to the Tax Act within the one-year measurement period provided under Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission in December 2017.
The most significant change from the Tax Act impacting Registrant is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. As of December 31, 2017, the cumulative net deferred income tax liabilities (for both flow-through and normalized temporary differences) related to GSWC’s rate-regulated activities were reduced by approximately $90.1 million to reflect the new 21% tax rate. However, this did not impact GSWC's earnings since this reduction in net deferred income tax liabilities was offset by a corresponding increase to a regulatory liability (Note 2). The impact to future customer rates related to this regulatory liability is anticipated to generally occur over a period consistent with the remaining lives of the property giving rise to this regulatory liability. The remeasurement of other deferred income tax balances not related to rate-regulated activities did not have a significant impact to Registrant's consolidated results of operations; however, income tax expense was affected among the reporting segments.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2017 and 2016 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2017	2016	2017	2016
Deferred tax assets:
Regulatory-liability-related: ITC and excess deferred taxes (1)	$32,761	$903	$32,761	$903
Regulatory-liability-related: California Corp Franchise Tax	1,806	3,365	1,806	3,365
Other nonproperty-related	2,509	1,993	2,230	1,901
Contributions and advances	4,679	7,464	5,022	7,712
	$41,755	$13,725	$41,819	$13,881
Deferred tax liabilities:
Fixed assets	$(130,115)	$(200,378)	$(134,437)	$(203,133)
Regulatory-asset-related: depreciation and other	(16,851)	(24,402)	(16,851)	(24,402)
California Corp Franchise Tax	(528)	(2,033)	(552)	(2,208)
Other property-related	(47)	—	(53)	(68)
Balancing and memorandum accounts	(7,311)	(7,010)	(7,897)	(7,271)
Deferred charges	(2,594)	(4,429)	(2,809)	(4,597)
	(157,446)	(238,252)	(162,599)	(241,679)
Accumulated deferred income taxes - net	$(115,691)	$(224,527)	$(120,780)	$(227,798)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Act’s reduction in the federal income tax rate.
The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Current
Federal	$20,978	$2,297	$21,866
State	5,844	4,798	5,442
Total current tax expense	$26,822	$7,095	$27,308
Deferred
Federal	$11,543	$26,715	$8,948
State	609	925	1,475
Total deferred tax expense	12,152	27,640	10,423
Total income tax expense	$38,974	$34,735	$37,731

	GSWC
	Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Current
Federal	$15,044	$(3,115)	$16,196
State	5,045	3,625	5,557
Total current tax expense	$20,089	$510	$21,753
Deferred
Federal	$11,770	$25,864	$8,536
State	2,200	2,235	2,183
Total deferred tax expense	13,970	28,099	10,719
Total income tax expense	$34,059	$28,609	$32,472

The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands, except percent)	2017	2016	2015
Federal taxes on pretax income at statutory rate	$37,919	$33,067	$34,375
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,382	3,029	4,843
Change in tax rate	(82)	—	—
Flow-through on fixed assets	845	994	626
Flow-through on pension costs	412	(247)	267
Flow-through on removal costs	(1,980)	(2,068)	(929)
Domestic production activities deduction	(1,421)	(78)	(1,560)
Investment tax credit	(93)	(83)	(88)
Other – net	(1,008)	121	197
Total income tax expense from operations	$38,974	$34,735	$37,731
Pretax income from operations	$108,341	$94,478	$98,215
Effective income tax rate	36.0%	36.8%	38.4%

	GSWC
	Year Ended December 31,
(dollars in thousands, except percent)	2017	2016	2015
Federal taxes on pretax income at statutory rate	$30,736	$26,452	$28,022
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,924	3,118	5,151
Change in tax rate	1,063	—	—
Flow-through on fixed assets	845	994	626
Flow-through on pension costs	412	(247)	267
Flow-through on removal costs	(1,980)	(2,068)	(929)
Domestic production activities deduction	(1,148)	—	(1,268)
Investment tax credit	(93)	(82)	(88)
Other – net	(700)	442	691
Total income tax expense from operations	$34,059	$28,609	$32,472
Pretax income from operations	$87,816	$75,578	$80,063
Effective income tax rate	38.8%	37.9%	40.6%
AWR and GSWC had no unrecognized tax benefits at December 31, 2017, 2016 and 2015.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2017 and 2016, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2017, 2016 and 2015.
Registrant files federal, California and various other state income tax returns. The Internal Revenue Service (“IRS”) completed its examination of AWR’s federal 2010 through 2012 refund claims in February 2016 and issued a refund to AWR of approximately $2.1 million. AWR’s 2014 - 2016 tax years remain subject to examination by the IRS. AWR filed refund claims with the California Franchise Tax Board ("FTB") for the 2002 through 2008 tax years in connection with the matters reflected on the federal refund claims along with other state tax items. In the first quarter of 2017, the FTB issued a refund to AWR for the 2002 - 2004 claims of approximately $2.2 million. The FTB continues to review the 2005 - 2008 refund claims. The 2009 - 2016 tax years remain subject to examination by the FTB.

Note 11 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the five highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary social security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2017, Registrant had 949 participants in the Pension Plan.

Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan. Registrant's existing 401(k) Investment Incentive Program was amended to include this defined contribution plan.  Under this plan, Registrant provides a contribution of 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Full vesting under this plan occurs upon three years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the Pension Plan.
Registrant also provides post-retirement medical benefits for all active employees hired before February of 1995 through a medical insurance plan. Eligible employees, who retire prior to age 65, and/or their spouses, are able to retain the benefits under the plan for active employees until reaching age 65. Eligible employees upon reaching age 65, and those eligible employees retiring at or after age 65, and/or their spouses, receive coverage through a Medicare supplement insurance policy paid for by Registrant subject to an annual cap limit. Registrant’s post-retirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.
In accordance with the accounting guidance for the effects of certain types of regulation, Registrant has established a regulatory asset for its underfunded position in its pension and post-retirement medical plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension costs each year and in the rate-making process.
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2017 and 2016:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2017	2016	2017	2016
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$180,364	$168,934	$8,802	$9,393
Service cost	4,999	5,094	227	247
Interest cost	7,904	7,910	324	371
Actuarial (gain) loss	20,397	4,162	(355)	(715)
Benefits/expenses paid	(5,974)	(5,736)	(507)	(494)
Projected benefit obligation at end of year	$207,690	$180,364	$8,491	$8,802

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$150,872	$142,174	$10,538	$10,614
Actual return on plan assets	22,246	9,182	1,022	418
Employer contributions	6,504	5,252	—	—
Benefits/expenses paid	(5,974)	(5,736)	(507)	(494)
Fair value of plan assets at end of year	$173,648	$150,872	$11,053	$10,538

Funded Status:
Net amount recognized as accrued pension cost	$(34,042)	$(29,492)	$2,562	$1,736

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2017	2016	2017	2016
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$2,562	$1,736
Current liabilities	—	—	—	—
Non-current liabilities	(34,042)	(29,492)	—	—
Net amount recognized	$(34,042)	$(29,492)	$2,562	$1,736
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$—	$—	$—	$—
Net (gain) loss	32,761	25,828	(5,650)	(5,515)
Regulatory assets (liabilities)	32,761	25,828	(5,650)	(5,515)
Unfunded accrued pension cost	1,281	3,664	3,088	3,779
Net liability (asset) recognized	$34,042	$29,492	$(2,562)	$(1,736)

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$25,828	$21,970	$(5,515)	$(5,606)
Net loss (gain)	7,856	4,818	(910)	(644)
Amortization of prior service (cost) credit	—	(49)	—	34
Amortization of net gain (loss)	(923)	(911)	775	701
Total change in regulatory asset	6,933	3,858	(135)	91
Regulatory asset (liability) at end of year	$32,761	$25,828	$(5,650)	$(5,515)

Net periodic pension costs	$4,121	$4,126	$(690)	$(606)
Change in regulatory asset	6,933	3,858	(135)	91
Total recognized in net periodic pension cost and regulatory asset (liability)	$11,054	$7,984	$(825)	$(515)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Prior service (cost) credit	$—	$—	$—	$—
Net gain (loss)	$(1,378)	$(835)	$727	$679

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$207,690	$180,364	$8,491	$8,802
Accumulated benefit obligation	$190,438	$165,998	N/A	N/A
Fair value of plan assets	$173,648	$150,872	$11,053	$10,538

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.76%	4.44%	3.52%	3.97%
Rate of compensation increase	*	*	N/A	N/A
* Age-graded ranging from 3.0% to 8.0%.

Consistent with decisions from the CPUC and in accordance with regulatory accounting principles, Registrant capitalizes a portion of its pension and other post-retirement costs in the overhead pool included in GSWC's utility plant. The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2017, 2016 and 2015 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$4,999	$5,094	$6,276	$227	$247	$340
Interest cost	7,904	7,910	7,686	324	371	435
Expected return on plan assets	(9,705)	(9,838)	(9,795)	(466)	(489)	(493)
Amortization of prior service cost (credit)	—	49	118	—	(34)	(200)
Amortization of actuarial (gain) loss	923	911	1,790	(775)	(701)	(316)
Net periodic pension cost under accounting standards	$4,121	$4,126	$6,075	$(690)	$(606)	$(234)
Regulatory adjustment	465	859	523	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$4,586	$4,985	$6,598	$(690)	$(606)	$(234)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.44%	4.65%	4.25%	3.97%	4.25%	3.80%
Expected long-term return on plan assets	6.50%	7.00%	7.00%	*	*	*
Rate of compensation increase	**	**	4.00%	N/A	N/A	N/A

*6.0% for union plan and 4.2% for non-union (net of income taxes) in 2017, and 7.00% for union plan and 4.20% for non-union (net of income taxes) for 2016 and 2015.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water and electric regions and the general office, and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2017, 2016, and 2015, GSWC's actual expense was lower than the amounts included in water and electric customer rates by $583,000, $859,000 and $523,000, respectively.  These annual over-collections have been recorded in the two-way pension balancing accounts included within regulatory assets. As of December 31, 2017, the pension balancing account had a $1.7 million cumulative net over-collection included within regulatory assets (Note 2).

Plan Funded Status:
The Pension Plan was underfunded at December 31, 2017 and 2016.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the underfunded status for the Pension Plan has been offset by a regulatory asset pursuant to guidance on the accounting for the effects of certain types of regulation.

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

The Committee recognizes that risk and volatility are present to some degree with all types of investments.  High levels of risk may be avoided through diversification by asset class, style of each investment manager and sector and industry limits.  Investment managers are retained to manage a pool of assets and allocate funds in order to achieve an appropriate, diversified and balanced asset mix. The Committee’s strategy balances the requirement to maximize returns using potentially higher-return generating assets, such as equity securities, with the need to control the risk of its benefit obligations with less volatile assets, such as fixed-income securities.

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2017 and 2016, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2017	2016	2017	2016
Actual Asset Allocations:
Equity securities	57%	57%	59%	58%
Debt securities	39%	38%	37%	39%
Real Estate Funds	4%	5%	—%	—%
Cash equivalents	—%	—%	4%	3%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s Common Shares as of December 31, 2017 and 2016.

Target Asset Allocations for 2017:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2017 and 2016.

The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2017 and 2016:

	Net Asset Value as of December 31, 2017
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$489	—	N/A	N/A
Fixed income fund	66,669	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	26,998	—	Daily	Daily
U.S. large cap funds	53,985	—	Daily	Daily
International funds	17,893	—	Daily	Daily
Total equity funds	98,876	—
Real estate funds	7,614	—	Daily	Daily
Total	$173,648	—

	Net Asset Value as of December 31, 2016
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$500	—	N/A	N/A
Fixed income fund	57,674	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	24,312	—	Daily	Daily
U.S. large cap funds	46,175	—	Daily	Daily
International funds	14,869	—	Daily	Daily
Total equity funds	85,356
Real estate funds	7,342	—	Daily	Daily
Total	$150,872	—

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

The following tables set forth by level, within the fair value hierarchy, the post-retirement plan's investment assets measured at fair value as of December 31, 2017 and 2016:

	Fair Value as of December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$189	—	—	$189
Fixed income	4,364	—	—	4,364
U.S. equity securities (large cap stocks)	6,507	—	—	6,507
Total investments measured at fair value	$11,060	—	—	$11,060

	Fair Value as of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$360	—	—	$360
Fixed income	4,072	—	—	4,072
U.S. equity securities (large cap stocks)	6,106	—	—	6,106
Total investments measured at fair value	$10,538	—	—	$10,538

Plan Contributions:
During 2017, Registrant contributed $6.5 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant currently expects to contribute approximately $6.1 million to its pension plan in 2018.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:
Estimated future benefit payments at December 31, 2017 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2018	$6,737	$554
2019	7,281	574
2020	7,900	632
2021	8,516	720
2022	9,196	749
Thereafter	54,429	3,365
Total	$94,059	$6,594

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection in 2017 of the 6.0% long-term rate of return on assets assumption for the union plan and 4.2% (net of income taxes) for the non-union plan portion of the post-retirement plan.

Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries ("SOA") released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assumed a longer life expectancy of participants as a result of the actuarial update to mortality tables. In 2016, the SOA published updated mortality tables reflecting three additional years of data and refined certain parameters used in developing the 2014 tables. Accordingly, the benefit obligation amounts as of December 31, 2017 and 2016 have incorporated the latest updates to the mortality tables.

Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2018 starts at 6.2% grading down to 4.5% in 2038 for those under age 65, and at 6.2% grading down to 4.4% in 2038 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$45	$(39)
Effect on post-retirement benefit obligation	$894	$(769)

Supplemental Executive Retirement Plan:

Registrant has a supplemental executive retirement plan (“SERP”) that provides additional retirement benefits to certain key employees and officers of Registrant by making up benefits that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended, and certain additional benefits.  The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2017, the balance in the Rabbi Trust totaled $15.2 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2017 and 2016:

	Fair Value as of December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$45	—	—	$45
Fixed income securities	6,072	—	—	6,072
Equity securities	9,110	—	—	9,110
Total investments measured at fair value	$15,227	—	—	$15,227

	Fair Value as of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$46	—	—	$46
Fixed income securities	4,801	—	—	4,801
Equity securities	7,149	—	—	7,149
Total investments measured at fair value	$11,996	—	—	$11,996

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2017 and 2016:

(dollars in thousands)	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$20,783	$16,317
Service cost	930	799
Interest cost	893	743
Actuarial (gain) loss	1,872	3,341
Benefits paid	(416)	(417)
Benefit obligation at end of year	$24,062	$20,783
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(24,062)	$(20,783)

(in thousands)	2017	2016
Amounts recognized on the balance sheets:
Current liabilities	$(409)	$(419)
Non-current liabilities	(23,653)	(20,364)
Net amount recognized	$(24,062)	$(20,783)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$11
Net loss	7,556	6,463
Regulatory assets	7,556	6,474
Unfunded accrued cost	16,506	14,309
Net liability recognized	$24,062	$20,783

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$6,474	$3,452
Net (gain) loss	1,872	3,339
Amortization of prior service credit	(12)	(25)
Amortization of net loss	(778)	(292)
Total change in regulatory asset	1,082	3,022
Regulatory asset at end of year	$7,556	$6,474

Net periodic pension cost	$2,612	$1,859
Change in regulatory asset	1,082	3,022
Total recognized in net periodic pension and regulatory asset	$3,694	$4,881

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—
Prior service cost	—	(11)
Net loss	(1,049)	(777)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24,062	$20,783
Accumulated benefit obligation	20,742	17,144
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.72%	4.34%
Rate of compensation increase	4.00%	4.00%

     The components of SERP expense, before allocation to the overhead pool, for 2017, 2016 and 2015 are as follows:

(dollars in thousands, except percent)	2017	2016	2015
Components of Net Periodic Benefits Cost:
Service cost	$930	$799	$814
Interest cost	893	743	653
Amortization of prior service cost	12	25	117
Amortization of net loss	777	292	431
Net periodic pension cost	$2,612	$1,859	$2,015

Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.34%	4.61%	4.15%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2017 for the next ten years are as follows (in thousands):

2018	$409
2019	754
2020	1,278
2021	1,334
2022	1,326
Thereafter	7,276
Total	$12,377

401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2017, 2016 and 2015 were $2.3 million, $2.2 million and $2.1 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. Contributions to the defined contribution plan for the years ended December 31, 2017, 2016 and 2015 were $1.1 million, $951,000 and $755,000, respectively.

Note 12 — Stock-Based Compensation Plans

Summary Description of Stock Incentive Plans
     As of December 31, 2017, AWR had five stock incentive plans: the 2000, 2008 and 2016 stock incentive plans for its employees, and the 2003 and 2013 non-employee directors plans for its Board of Directors, each more fully described below.
 2000, 2008 and 2016 Employee Plans — AWR adopted these employee plans, following shareholder approval, to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of customers and shareholders.  The 2008 and 2016 employee plans also provide for the grant of performance awards. No additional grants may be made under the 2000 or 2008 employee plans. No restricted stock grants are currently outstanding under either the 2000 or 2008 employee plans and, as of January 28, 2018, no stock options were outstanding under the 2000 plan.
 For stock options, Registrant’s Compensation Committee of the Board of Directors (“Compensation Committee”) determines, among other things, the date of grant, the form, term, option exercise price, vesting and exercise terms of each option. Stock options granted by AWR have been in the form of nonqualified stock options, expire 10 years from the date of grant, vest over a period of 3 years and are subject to earlier termination as provided in the form of option agreements approved by the Compensation Committee. The option price per share is determined by the Compensation Committee at the time of grant but may not be less than the fair market value of AWR's Common Shares on the date of grant.
 For restricted stock unit awards, the Compensation Committee determines the specific terms, conditions and provisions relating to each restricted stock unit. Each employee who has been granted a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. In general, time-vested restricted stock units vest over a period of 3 years.  Restricted stock units may also vest upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, restricted stock units may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason. Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.
 The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability, with adjustments which take into account the shortened performance period for death and disability. In addition, performance awards may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason, subject to adjustments which take into account the shortened performance period.
2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. No more grants may be made under the 2003 directors plan.
 Non-employee directors are entitled to receive restricted stock units in an amount determined by the board of directors. This amount may not exceed two times the annual retainer paid to directors. Effective for grants of restricted stock units to non-employee directors after 2012, such units are convertible to AWR's Common Shares ninety days after the grant date.
 All non-employee directors of AWR who were directors of AWR at the 2003 annual meeting have also received restricted stock units which will be distributed upon termination of the director's service as a director.
All stock options, restricted stock units and performance awards have been granted with dividend equivalent rights payable in the form of additional restricted stock units.
Recognition of Compensation Expense
Registrant recognizes compensation expense related to the fair value of stock-based compensation awards. Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Immediate vesting occurs if the employee is at least 55 years old and the sum of the employee’s age and years of employment is equal to or greater than 75. Registrant assumes that pre-vesting forfeitures will be minimal, and recognizes pre-vesting forfeitures as they occur, which results in a reduction in compensation expense.

The following table presents share-based compensation expenses for the years ended December 31, 2017, 2016 and 2015.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR's and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015
Stock-based compensation related to:
Restricted stock units	$2,885	$2,538	$2,754	$2,420	$2,118	$2,443
Total stock-based compensation expense	$2,885	$2,538	$2,754	$2,420	$2,118	$2,443

Equity-based compensation cost, capitalized as part of GSWC's utility plant for the years ended December 31, 2017, 2016 and 2015 was $195,000, $155,000 and $369,000, respectively, for both AWR and GSWC. For the years ended December 31, 2017, 2016 and 2015, AWR realized approximately $1.0 million, $581,000 and $877,000, respectively, of tax benefits from stock-based awards. For the years ended December 31, 2017, 2016 and 2015, GSWC realized approximately $1.0 million, $501,000 and $872,000, respectively, of tax benefits from stock-based awards.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2008 employee plan vest and are exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant and expire 10 years from the date of the grant.  No stock options have been granted under the 2016 employee plan. Time-vesting restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year and are distributed at the end of the performance period if the performance criteria set forth in the award agreement are satisfied.

Stock Options — There were no stock options granted during the years 2017, 2016 or 2015. A summary of stock option activity as of December 31, 2017 and changes during the year ended December 31, 2017, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	136,560	$17.27
Exercised	(52,936)	17.18
Forfeited or expired	(14,422)	19.50
Options outstanding at December 31, 2017	69,202	$16.87	1.35	$1,167,405
Options exercisable at December 31, 2017	69,202	$16.87	1.35	$1,167,405
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of AWR's Common Shares on the last trading day of the 2017 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2017.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $1,718,000, $308,000 and $1,457,000, respectively.

During the years ended December 31, 2017, 2016 and 2015, Registrant received approximately $909,000, $235,000 and $1,198,000, respectively, in cash proceeds from the exercise of its stock options.

Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2017	107,729	$30.83
Granted	41,755	44.46
Vested	(40,695)	39.32
Forfeited	(1,502)	42.32
Restricted share units at December 31, 2017	107,287	$32.75
As of December 31, 2017, there was approximately $824,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a weighted average period of 1.36 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2017, 2016 and 2015, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2017, 2016 and 2015 included various performance-based conditions and one market-based condition related to total shareholder return ("TSR") that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.

A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2017	102,203	$35.25
Granted	31,558	44.10
Performance criteria adjustment	9,332	43.40
Vested	(45,214)	29.60
Performance awards at December 31, 2017	97,879	$41.49
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2017, $1,059,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.58 years.

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
 GSWC has contracts to purchase water or water rights for an aggregate amount of $4.8 million as of December 31, 2017.  Included in the $4.8 million is a commitment of $2.4 million to lease water rights from a third party under an agreement which expires in 2028. The remaining $2.4 million are commitments for purchased water with other third parties which expire through 2038.
 GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2017 are as follows (in thousands):

2018	$400
2019	400
2020	401
2021	400
2022	401
Thereafter	2,792
Total	$4,794

Bear Valley Electric Service:
     Generally, BVES purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  BVES began taking power pursuant to purchased power contracts approved by the CPUC effective January 1, 2015 at a fixed cost over three and five year terms depending on the amount of power and period during which the power is purchased under the contracts. The three-year contract expired in 2017. As of December 31, 2017, GSWC's commitment under BVES's remaining contract totaled approximately $9.6 million.

Operating Leases:
     Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2017, 2016 and 2015, Registrant’s consolidated rent expense was approximately $2,448,000, $2,298,000 and $2,740,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

2018	$2,250
2019	1,934
2020	1,717
2021	819
2022	892
Thereafter	339
Total	$7,951

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regard to the future minimum payments under long-term non-cancelable operating leases.

Note 14 - Contingencies and Gain on Sale of Assets

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
In October 2017, GSWC and Claremont entered into a settlement agreement whereby Claremont agreed to drop its appeals and in December 2017 paid $2.0 million to GSWC as partial satisfaction of the Judgment Amount, plus interest accrued through the end of 2017. GSWC recorded the $2.0 million as a reduction to legal fees of $1.8 million and an increase in interest income of $200,000 in the fourth quarter of 2017. Furthermore, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by Claremont to GSWC over the next twelve years. If Claremont (i)
makes all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, then on January 1, 2030, the unpaid Judgment Amount will be deemed satisfied by Claremont without further payment required to be made to GSWC. However, if Claremont were to take formal action within the next 12 years or miss any of the required payments specified in the settlement agreement, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. GSWC is unable to predict the actions that Claremont will take over the next 12 years and, as a result, will record the quarterly payments only to the extent that they are collected from Claremont over this period. GSWC serves approximately 11,000 customers in Claremont.

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

As of December 31, 2017, the total spent to clean-up and remediate the Chadron Plant was approximately $5.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2017, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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
 All activities of GSWC are geographically located within California.  Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Georgia, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  In September 2017, ASUS was awarded a new 50-year contract by the U.S. government for water and wastewater operations at Fort Riley located in Kansas. ASUS expects to assume operations at Fort Riley following the completion of a six-to-twelve-month transition period currently underway. Each of the Military Utility Privatization Subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to GSWC’s operating segments, ASUS and the Military Utility Privatization Subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant balances are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Year Ended December 31, 2017
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$306,332	$33,969	$100,302	$—	$440,603
Operating income (loss)	98,797	7,251	21,124	(96)	127,076
Interest expense, net	18,909	1,380	255	248	20,792
Utility Plant	1,137,995	59,945	7,052	—	1,204,992
Depreciation and amortization expense (1)	35,706	2,146	1,179	—	39,031
Income tax expense/(benefit)	32,212	1,847	7,136	(2,221)	38,974
Capital additions	104,546	5,941	2,639	—	113,126

	As Of And For The Year Ended December 31, 2016
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$302,931	$35,771	$97,385	$—	$436,087
Operating income (loss)	87,911	7,908	18,916	(19)	114,716
Interest expense, net	19,696	1,337	68	134	21,235
Utility Plant	1,089,031	56,280	5,615	—	1,150,926
Depreciation and amortization expense (1)	35,777	2,027	1,046	—	38,850
Income tax expense/(benefit)	25,894	2,715	6,672	(546)	34,735
Capital additions	120,850	7,063	1,954	—	129,867

	As Of And For The Year Ended December 31, 2015
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$328,511	$36,039	$94,091	$—	$458,641
Operating income (loss)	94,213	6,196	18,091	(11)	118,489
Interest expense, net	19,468	1,090	26	46	20,630
Utility Plant	1,005,114	51,002	4,678	—	1,060,794
Depreciation and amortization expense (1)	39,190	1,703	1,140	—	42,033
Income tax expense/(benefit)	30,302	2,170	6,069	(810)	37,731
Capital additions	77,440	8,704	1,179	—	87,323
____________________________
(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $242,000, $259,000 and $641,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

 The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2017	2016
Total utility plant	$1,204,992	$1,150,926
Other assets	211,742	319,567
Total consolidated assets	$1,416,734	$1,470,493

Note 16 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2017, 2016, and 2015 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of year	$764	$944	$892
Provision charged to expense	989	619	870
Accounts written off, net of recoveries	(712)	(799)	(818)
Balance at end of year	$1,041	$764	$944

Allowance for doubtful accounts related to accounts receivable-customer	$806	$702	$790
Allowance for doubtful accounts related to other accounts receivable	235	62	154
Total allowance for doubtful accounts	$1,041	$764	$944

	GSWC
	December 31,
(dollars in thousands)	2017	2016	2015
Balance at beginning of year	$761	$919	$892
Provision charged to expense	816	627	845
Accounts written off, net of recoveries	(712)	(785)	(818)
Balance at end of year	$865	$761	$919

Allowance for doubtful accounts related to accounts receivable-customer	$806	$702	$790
Allowance for doubtful accounts related to other accounts receivable	59	59	129
Total allowance for doubtful accounts	$865	$761	$919

Note 17 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Taxes and Interest Paid:
Income taxes paid, net	$13,615	$10,916	$14,817	$4,822	$8,437	$1,541
Interest paid, net of capitalized interest	22,762	22,305	21,822	22,282	22,078	21,797

Non-Cash Transactions:
Accrued payables for investment in utility plant	$20,131	$17,236	$20,655	$20,128	$17,207	$20,655
Property installed by developers and conveyed	2,082	5,395	3,284	2,082	5,395	3,284

Note 18 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. Registrant's business is seasonal, and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2017
(in thousands, except per share amounts)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Year
Operating revenues	$98,810	$113,195	$124,418	$104,180	$440,603
Operating income	24,738	41,816	38,567	21,955	127,076
Net income	12,701	22,792	21,006	12,868	69,367
Basic earnings per share*	0.35	0.62	0.57	0.35	1.88
Diluted earnings per share	0.34	0.62	0.57	0.35	1.88

	GSWC
	For The Year Ended December 31, 2017
(in thousands)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Year
Operating revenues	$76,906	$88,346	$99,913	$75,136	$340,301
Operating income	22,077	35,079	33,068	15,824	106,048
Net income	10,749	18,363	17,336	7,309	53,757

	AWR
	For The Year Ended December 31, 2016
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
Operating revenues	$93,527	$111,954	$123,806	$106,800	$436,087
Operating income	21,233	31,774	39,617	22,092	114,716
Net income	10,150	16,742	21,639	11,212	59,743
Basic earnings per share	0.28	0.46	0.59	0.30	1.63
Diluted earnings per share	0.28	0.45	0.59	0.30	1.62

	GSWC
	For The Year Ended December 31, 2016
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)	Year
Operating revenues	$76,885	$88,759	$98,763	$74,295	$338,702
Operating income	19,643	27,557	34,142	14,477	95,819
Net income	8,984	13,670	17,883	6,432	46,969
* The sum of the quarterly 2017 basic earnings per share amounts do not agree to the yearly total due to rounding.

(1)
The second quarter of 2017 includes (i) an $8.3 million pretax gain related to the sale of GSWC's Ojai water system, and (ii) retroactive operating revenues at ASUS totaling $1.0 million related to periods prior to 2017 as a result of the U.S. government's approval of ASUS's economic price adjustment for one of its utility privatization contracts.

(2)
The fourth quarter of 2017 includes the remeasurement of deferred taxes as a result of the Tax Cuts and Jobs Act. In addition, a $1.8 million reduction to GSWC's operating expenses was recorded representing cash received for reimbursement of legal and other defense costs incurred related to condemnation matters.

(3)
The fourth quarter of 2016 includes (i) a $5.2 million retroactive downward adjustment to GSWC's water gross margin related to the first nine months of 2016 as a result of the CPUC’s delayed decision issued in GSWC’s water general rate case in December 2016, which was retroactive to January 1, 2016, and (ii) retroactive operating revenues at ASUS totaling $1.7 million related to the period ended September 30, 2016 as a result of the U.S. government’s concurrence with ASUS’s price redetermination for one of its utility privatization contracts.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2017.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Authorized for Issuance under Equity Compensation Plans
AWR has made stock awards to its executive officers and managers under the 2000, 2008 and 2016 employee plans. It has also made stock awards to its non-employee directors under the 2003 and 2013 director plans. Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2017. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by shareholders	299,090	$16.87	2,050,692
Equity compensation plans not approved by shareholders	—	—	—
Total	299,090	$16.87	2,050,692
____________________________

(1)
Amount shown in this column consists of 69,202 options outstanding under the 2000 employee plan and the 2008 employee plan, 24,718 time-vested restricted stock units outstanding under the 2008 employee plan (including dividend equivalents thereon with respect to declared dividends), and 26,139 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 53,622 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2008 employee plan and 68,980 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan, and 56,430 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.

(2)	Amount shown in this column is for options granted only.

(3)
Amount shown in this column consists of 195,916 shares available under the 2003 directors plan, 135,035 shares available under the 2013 directors plan, 453,991 shares available under the 2008 employee plan, and 1,265,750 shares available under the 2016 employee plan. The only shares that may be issued under the 2003 directors plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units granted under the 2003 directors plan. The only shares that maybe issued under the 2008 employee plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units and performance awards granted under the 2008 employee plan. No additional stock awards may be granted under the 2000 employee plan, the 2003 directors plan or the 2008 employee plan.

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

2. Schedule I — Condensed Financial Information of AWR Parent. Schedules II, III, IV, and V are omitted as they are not applicable.

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

10.12	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.13	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

10.14
Form of Nonqualified Stock Option Agreement for officers and key employees for the 2008 Stock Incentive Plan incorporated herein by reference to Exhibit 10.3 to Registrant's Form 8-K filed November 21, 2014 (2)

10.15	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.16	Performance Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.17	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.18
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

10.20	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.21	2016 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.3 to Registrant’s Form 8-K filed on March 25, 2016 (2)

10.22	Form of 2016 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed March 25, 2016 (2)

10.23	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.24	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.25
Form of Restricted Stock Unit Agreement for grants after December 31, 2014 under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.26	Form of 2015 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed January 30, 2015 (2)

10.27	2015 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2015 (2)

10.28	Form of 2015 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed March 27, 2015 (2)

10.29	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 29, 2016 (2)

10.30	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 6, 2017 (2)

10.31	2017 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.32
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan prior to January 1, 2018 incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 6, 2017

10.33	Form of 2017 Short-Term Incentive Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 31, 2017 (2)

10.34
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017

10.35	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 26, 2018
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 26, 2018
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 26, 2018
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 26, 2018
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 26, 2018
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 26, 2018
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 26, 2018
John R. Fielder
Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 26, 2018
Anne M. Holloway
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 26, 2018
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 26, 2018
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2017	2016
Assets

Cash and equivalents	$48	$32
Inter-company note receivables	45,955	76,931
Total current assets	46,003	76,963

Investments in subsidiaries	539,332	506,584
Deferred taxes and other assets	8,422	6,964
Total assets	$593,757	$590,511

Liabilities and Capitalization

Notes payable to bank	$59,000	$90,000
Income taxes payable	2,780	4,043
Inter-company payables	73	—
Deferred taxes and other liabilities	509	517
Total current liabilities	62,362	94,560

Income taxes payable and other liabilities	1,450	1,654
Total other liabilities	1,450	1,654

Common shareholders’ equity	529,945	494,297
Total capitalization	529,945	494,297

Total liabilities and capitalization	$593,757	$590,511

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Operating revenues and other income	$—	$71	$98
Operating expenses and other expenses	344	19	11
Income before equity in earnings of subsidiaries and income taxes	(344)	52	87

Equity in earnings of subsidiaries	67,490	59,145	59,587

Income before income taxes	67,146	59,197	59,674

Income tax benefit	(2,221)	(546)	(810)

Net income	$69,367	$59,743	$60,484

Weighted Average Number of Common Shares Outstanding	36,638	36,552	37,389
Basic Earnings Per Common Share	$1.88	$1.63	$1.61

Weighted Average Number of Diluted Common Shares Outstanding	36,844	36,750	37,614
Fully Diluted Earnings per Common Share	$1.88	$1.62	$1.60

Dividends Paid Per Common Share	$0.994	$0.914	$0.874

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities	$36,024	$34,878	$57,682

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	30,500	(64,500)	(12,000)
Net cash provided (used) in investing activities	30,500	(64,500)	(12,000)

Cash Flows From Financing Activities:
Repurchase of Common Shares	—	—	(72,893)
Proceeds from note payable to GSWC	—	—	20,700
Repayment of note payable to GSWC	—	—	(20,700)
Proceeds from stock option exercises	909	235	1,198
Net change in notes payable to banks	(31,000)	62,000	28,000
Dividends paid	(36,417)	(33,408)	(32,690)
Other	—	(9)	(90)
Net cash provided (used) in financing activities	(66,508)	28,818	(76,475)

Change in cash and equivalents	16	(804)	(30,793)
Cash and equivalents at beginning of period	32	836	31,629

Cash and equivalents at the end of period	$48	$32	$836

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation
The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly owned subsidiaries, Golden State Water Company (“GSWC”) and American States Utility Services, Inc. ("ASUS"), except that all subsidiaries are accounted for as equity method investments.

Related-Party Transactions:
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
In October 2015, AWR issued interest bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of the Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of December 31, 2017 and 2016, there were no amounts outstanding under these notes.
AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks
     AWR (parent) has access to a $150.0 million syndicated credit facility, which expires in May 2018. Management intends to renew the credit facility prior to its expiration. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $6.3 million, with fees of 0.65% including: (i) a $5.4 million letter of credit related to American Recovery and Reinvestment Act funds received by GSWC for reimbursement of capital costs related to the installation of meters in GSWC’s Arden-Cordova water system, (ii) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy, (iii) a letter of credit in an amount of $585,000 as security for the purchase of power, and (iv) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova.  Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR was not required to maintain any compensating balances.

Loans can be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In May 2017, Standard and Poor’s Global Ratings (“S&P”) reaffirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC.

At December 31, 2017, there was $59.0 million outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) short-term borrowing activities (excluding letters of credit) for the years ended December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands, except percent)	2017	2016
Balance Outstanding at December 31,	$59,000	$90,000
Interest Rate at December 31,	2.28%	1.46%
Average Amount Outstanding	$65,242	$59,261
Weighted Average Annual Interest Rate	1.69%	1.20%
Maximum Amount Outstanding	$102,500	$96,000

All of the letters of credit are issued pursuant to the syndicated revolving credit facility. The syndicated revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2017, AWR was in compliance with these covenants with an interest coverage ratio of 7.54 times interest expense, a debt ratio of 0.42 to 1.00 and a debt rating of A+ by S&P.

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

Note 4 — Dividend from Subsidiaries
Dividends in the amount of $36.5 million, $33.8 million and $62.0 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2017, 2016 and 2015, respectively.