Form 10-Q
period 2018-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2018-05-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018
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
As of May 1, 2018, the number of Common Shares outstanding of American States Water Company was 36,733,416 shares. As of May 1, 2018, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

•	the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction;

•
the impact of opposition by GSWC customers to rate increases associated with tiered rate structures as well as potential future restrictions on water use mandated in California, which decreases adopted usage and increases customer rates;

•
the impact of condemnation actions on future GSWC revenues and other aspects of our business if we do not receive adequate compensation for the assets taken, or recovery of all charges associated with the condemnation of such assets, as well as the impact on future revenues if we are no longer entitled to any portion of the revenues generated from such assets;

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the public if our or their property should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions;

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

•
termination, in whole or in part, of one or more of ASUS's military utility privatization contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default;

•	suspension or debarment of ASUS for a period of time from contracting with the government due to violations of laws or regulations in connection with military utility privatization activities;

•
delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services or construction activities at military bases because of fiscal uncertainties over the funding of the U.S. government or otherwise;

•	delays in ASUS obtaining economic price or equitable adjustments to our prices on one or more of our contracts to provide water and/or wastewater services at military bases;

•	disallowance of costs on any of ASUS's contracts to provide water and/or wastewater services at military bases because of audits, cost reviews or investigations by contracting agencies;

•	inaccurate assumptions used by ASUS in preparing bids in our contracted services business;

•	failure of wastewater systems that ASUS operates on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers;

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for ASUS in accordance with the terms of our military privatization contracts;

•	competition for new military privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

•
explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions;

•
the impact of storms, earthquakes, floods, mudslides, drought, wildfires, disease and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand, that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely or that damage the property of our customers or other third parties or cause bodily injury resulting in liabilities that we may be unable to recover from insurance, other third parties and/or the U.S. government or that the CPUC or the courts do not permit us to recover from ratepayers;

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
Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2017 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Property, Plant and Equipment
Regulated utility plant, at cost	$1,740,785	$1,722,421
Non-utility property, at cost	18,740	15,941
Total	1,759,525	1,738,362
Less - Accumulated depreciation	(540,695)	(533,370)
Net property, plant and equipment	1,218,830	1,204,992

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	23,744	24,070
Total other property and investments	24,860	25,186

Current Assets
Cash and cash equivalents	5,984	214
Accounts receivable — customers (less allowance for doubtful accounts of $786 in 2018 and $806 in 2017)	19,224	26,127
Unbilled receivable	27,959	26,411
Receivable from the U.S. government	20,357	3,725
Other accounts receivable (less allowance for doubtful accounts of $219 in 2018 and $235 in 2017)	3,849	8,251
Income taxes receivable	2,074	4,737
Materials and supplies, at average cost	4,601	4,795
Regulatory assets — current	30,844	34,220
Prepayments and other current assets	8,783	5,596
Contract assets	22,001	—
Costs and estimated earnings in excess of billings on contracts	—	41,387
Total current assets	145,676	155,463

Other Assets
Receivable from the U.S. government	28,026	—
Contract assets	564	—
Costs and estimated earnings in excess of billings on contracts	—	25,426
Other	5,708	5,667
Total regulatory and other assets	34,298	31,093

Total Assets	$1,423,664	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,733,416 shares in 2018 and 36,680,794 shares in 2017	$250,339	$250,124
Earnings reinvested in the business	281,185	279,821
Total common shareholders’ equity	531,524	529,945
Long-term debt	281,053	321,039
Total capitalization	812,577	850,984

Current Liabilities
Notes payable to bank	69,000	59,000
Long-term debt — current	40,321	324
Accounts payable	38,794	50,978
Income taxes payable	238	225
Accrued other taxes	5,939	7,344
Accrued employee expenses	13,647	12,969
Accrued interest	6,617	3,861
Unrealized loss on purchased power contracts	2,625	2,941
Contract liabilities	6,583	3,911
Other	12,727	15,109
Total current liabilities	196,491	156,662

Other Credits
Advances for construction	67,364	67,465
Contributions in aid of construction - net	123,715	123,602
Deferred income taxes	116,816	115,703
Regulatory liabilities	35,572	32,178
Unamortized investment tax credits	1,419	1,436
Accrued pension and other postretirement benefits	58,626	57,695
Other	11,084	11,009
Total other credits	414,596	409,088

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,423,664	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Operating Revenues
Water	$64,412	$66,404
Electric	9,832	10,502
Contracted services	20,484	21,904
Total operating revenues	94,728	98,810

Operating Expenses
Water purchased	13,607	12,106
Power purchased for pumping	1,693	1,597
Groundwater production assessment	4,651	3,375
Power purchased for resale	3,408	3,100
Supply cost balancing accounts	(3,869)	(1,749)
Other operation	7,988	6,160
Administrative and general	20,293	20,448
Depreciation and amortization	9,666	9,683
Maintenance	3,829	3,464
Property and other taxes	4,799	4,566
ASUS construction	9,972	11,484
Total operating expenses	76,037	74,234

Operating Income	18,691	24,576

Other Income and Expenses
Interest expense	(5,923)	(5,905)
Interest income	536	259
Other, net	42	626
Total other income and expenses, net	(5,345)	(5,020)

Income before income tax expense	13,346	19,556

Income tax expense	2,564	6,855

Net Income	$10,782	$12,701

Weighted Average Number of Common Shares Outstanding	36,712	36,590
Basic Earnings Per Common Share	$0.29	$0.35

Weighted Average Number of Diluted Shares	36,874	36,782
Fully Diluted Earnings Per Common Share	$0.29	$0.34

Dividends Declared Per Common Share	$0.255	$0.242

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$10,782	$12,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,726	9,744
Provision for doubtful accounts	151	157
Deferred income taxes and investment tax credits	440	6,225
Stock-based compensation expense	998	1,030
Other — net	303	(349)
Changes in assets and liabilities:
Accounts receivable — customers	6,743	4,097
Unbilled receivable	(1,548)	4,221
Other accounts receivable	4,411	1,318
Receivables from the U.S. government	(6,629)	(554)
Materials and supplies	194	(523)
Prepayments and other assets	(3,178)	(1,308)
Contract assets	6,219	—
Costs and estimated earnings in excess of billings on contracts	—	(989)
Regulatory assets	6,716	(8,972)
Accounts payable	(5,963)	1,488
Income taxes receivable/payable	2,676	2,853
Contract liabilities / billings in excess of costs and estimated earnings on contracts	2,672	(1,520)
Accrued pension and other post-retirement benefits	1,356	1,216
Other liabilities	(341)	(2,813)
Net cash provided	35,728	28,022

Cash Flows From Investing Activities:
Capital expenditures	(30,364)	(23,994)
Other investing activities	130	40
Net cash used	(30,234)	(23,954)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	340	35
Receipt of advances for and contributions in aid of construction	1,083	1,078
Refunds on advances for construction	(486)	(767)
Retirement or repayments of long-term debt	(89)	(83)
Net change in notes payable to banks	10,000	6,000
Dividends paid	(9,362)	(8,854)
Other financing activities	(1,210)	(1,292)
Net cash provided (used)	276	(3,883)
Net change in cash and cash equivalents	5,770	185
Cash and cash equivalents, beginning of period	214	436
Cash and cash equivalents, end of period	$5,984	$621

Non-cash transactions:
Accrued payables for investment in utility plant	$13,910	$12,286
Property installed by developers and conveyed	$421	$101

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Utility Plant
Utility plant, at cost	$1,740,785	$1,722,421
Less - Accumulated depreciation	(531,486)	(524,481)
Net utility plant	1,209,299	1,197,940

Other Property and Investments	21,642	21,956

Current Assets
Cash and cash equivalents	2,261	214
Accounts receivable-customers (less allowance for doubtful accounts of $786 in 2018 and $806 in 2017)	19,224	26,127
Unbilled receivable	17,578	18,852
Other accounts receivable (less allowance for doubtful accounts of $59 in 2018 and $59 in 2017)	2,721	6,105
Income taxes receivable from Parent	3,994	6,590
Materials and supplies, at average cost	3,949	4,046
Regulatory assets — current	30,844	34,220
Prepayments and other current assets	7,370	5,090
Total current assets	87,941	101,244

Other Assets
Other	5,674	5,683
Total other assets	5,674	5,683

Total Assets	$1,324,556	$1,326,823

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2018	December 31, 2017
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 146 shares in 2018 and 2017	$241,964	$242,181
Earnings reinvested in the business	231,654	232,193
Total common shareholder’s equity	473,618	474,374
Long-term debt	281,053	321,039
Total capitalization	754,671	795,413

Current Liabilities
Inter-company payable	40,785	34,836
Long-term debt — current	40,321	324
Accounts payable	31,312	42,497
Accrued other taxes	5,675	7,108
Accrued employee expenses	11,698	11,338
Accrued interest	6,338	3,585
Unrealized loss on purchased power contracts	2,625	2,941
Other	11,998	14,705
Total current liabilities	150,752	117,334

Other Credits
Advances for construction	67,364	67,465
Contributions in aid of construction — net	123,715	123,602
Deferred income taxes	121,452	120,780
Regulatory liabilities	35,572	32,178
Unamortized investment tax credits	1,419	1,436
Accrued pension and other postretirement benefits	58,626	57,695
Other	10,985	10,920
Total other credits	419,133	414,076

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,324,556	$1,326,823

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating Revenues
Water	$64,412	$66,404
Electric	9,832	10,502
Total operating revenues	74,244	76,906

Operating Expenses
Water purchased	13,607	12,106
Power purchased for pumping	1,693	1,597
Groundwater production assessment	4,651	3,375
Power purchased for resale	3,408	3,100
Supply cost balancing accounts	(3,869)	(1,749)
Other operation	6,434	4,553
Administrative and general	15,148	15,499
Depreciation and amortization	9,334	9,438
Maintenance	3,155	2,921
Property and other taxes	4,386	4,190
Total operating expenses	57,947	55,030

Operating Income	16,297	21,876

Other Income and Expenses
Interest expense	(5,759)	(5,757)
Interest income	380	237
Other, net	87	666
Total other income and expenses, net	(5,292)	(4,854)

Income before income tax expense	11,005	17,022

Income tax expense	2,115	6,273

Net Income	$8,890	$10,749

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$8,890	$10,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,394	9,499
Provision for doubtful accounts	160	157
Deferred income taxes and investment tax credits	72	6,364
Stock-based compensation expense	752	806
Other — net	280	(367)
Changes in assets and liabilities:
Accounts receivable — customers	6,743	4,097
Unbilled receivable	1,274	2,691
Other accounts receivable	3,384	800
Materials and supplies	97	(306)
Prepayments and other assets	(2,271)	(676)
Regulatory assets	6,716	(8,972)
Accounts payable	(4,937)	2,531
Inter-company receivable/payable	(51)	(729)
Income taxes receivable/payable from/to Parent	2,596	2,419
Accrued pension and other post-retirement benefits	1,356	1,216
Other liabilities	(1,025)	(3,271)
Net cash provided	33,430	27,008

Cash Flows From Investing Activities:
Capital expenditures	(27,592)	(23,707)
Other investing activities	130	40
Net cash used	(27,462)	(23,667)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,083	1,078
Refunds on advances for construction	(486)	(767)
Retirement or repayments of long-term debt	(89)	(83)
Net change in inter-company borrowings	6,000	(2,500)
Dividends paid	(9,380)	—
Other financing activities	(1,049)	(1,091)
Net cash used	(3,921)	(3,363)

Net increase (decrease) in cash and cash equivalents	2,047	(22)
Cash and cash equivalents, beginning of period	214	209
Cash and cash equivalents, end of period	$2,261	$187

Non-cash transactions:
Accrued payables for investment in utility plant	$13,880	$12,286
Property installed by developers and conveyed	$421	$101

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. ("ECUS"), and Fort Riley Utility Services, Inc. ("FRUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 259,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. . The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.

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

Basis of Presentation: The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified on the income statements to conform to the current period presentation of net periodic pension and postretirement benefit costs.

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

The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles ("GAAP") in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2017 filed with the SEC.

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.0 million during each of the three months ended March 31, 2018 and 2017. In addition, AWR has a $150.0 million syndicated credit facility, which expires on May 23, 2018. AWR has the ability to extend the maturity of the facility to December 31, 2018. Management expects to either renew or extend this facility prior to its current expiration date. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of March 31, 2018, there was $69.0 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.

In October 2015, AWR issued interest-bearing promissory notes (the "Notes") to GSWC and ASUS for $40 million and $10 million, respectively, which expire on May 23, 2018. Under the terms of these Notes, AWR may borrow from GSWC and ASUS amounts up to $40 million and $10 million, respectively, for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under these notes, plus accrued interest. As of March 31, 2018 and 2017, there were no amounts outstanding under these notes.

GSWC Long-Term Debt: In March of 2019, $40 million of GSWC's 6.70% senior note will mature, which has been included in "Current Liabilities" in Registrant's balance sheets as of March 31, 2018. GSWC intends to draw down on its short-term borrowings and/or issue additional long-term debt to fund the repayment of this note and fund its ongoing capital expenditure program.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. Registrant adopted this guidance under the modified retrospective approach beginning January 1, 2018. The adoption of this guidance did not have a material impact on its measurement or timing of revenue recognition but requires additional disclosures (see Note 2).

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Prior to this guidance, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses), were aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component continues to be presented as operating costs, while all other components of net benefit cost are presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. Registrant adopted the new guidance beginning January 1, 2018, which did not have a material impact on Registrant's financial statements. Registrant used prior year's disclosure of its pension and other employee benefit plans as an estimation for applying the retrospective presentation requirements of this guidance. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)
Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The adoption of this new guidance in 2018 did not have an impact on Registrant's cash flow statements.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Registrant will use the practical methods available under this standard and will not reassess: (i) whether any expired to existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) any initial direct costs for existing leases, if any. Management has not yet determined the effect of the standard on Registrant's financial statements, which will depend on Registrant’s lease portfolio as of the adoption date.

Note 2 — Revenues from Contracts with Customers

Most of Registrant's revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities. The adoption of the new revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)," did not have a material impact on Registrant's measurement or timing of revenue recognition.

GSWC's performance obligations for its water and electric utility operations involve providing water and electric utility services to customers. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which have both quantity and flat charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC with a reasonable opportunity to recover its costs and earn a return on its net capital investment. The annual revenue requirements are comprised of authorized operation and maintenance costs, administrative and general costs, depreciation, taxes and a return on rate base consistent with the authorized capital structure.

Water and electric revenues are recognized over time as customers simultaneously receive and use the utility services provided. Water and electric revenues include amounts billed to customers on a cycle basis based on meter readings for services provided. Customer bills also include surcharges for cost-recovery activities, which represent CPUC-authorized balancing and memorandum accounts that allow for the recovery of previously incurred operating costs. Revenues from these surcharges result in no impact to earnings as they are offset by corresponding increases in operating expenses to reflect the recovery of the associated costs. Customer payment terms are approximately 20 business days from the billing date. Unbilled revenues are amounts estimated to be billed for usage since the last meter-reading date to the end of the accounting period. Historical customer usage forms the basis for estimating unbilled revenue.

GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on their ordinances) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $853,000 and $827,000 for the three months ended March 31, 2018 and 2017, respectively. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

GSWC revenues tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts for its water segment, and the Base Revenue Requirement Adjustment Mechanism ("BRRAM") regulatory account for its electric segment, are alternative revenue programs accounted for under Accounting Standards Codification ("ASC") Topic 980, Regulated Operations.

For ASUS, performance obligations consist of: (i) performing ongoing operation and maintenance of the water and/or wastewater systems for each military base served, and (ii) performing construction activities (including renewal and replacement capital work) on each military base served. The transaction price for each of ASUS's performance obligations is either delineated in, or initially derived from, each 50-year contract and/or any subsequent contract modifications. Depending on the state in which their operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments, which are accounted for on a gross basis and have been immaterial to date.

The ongoing performance of operation and maintenance of the water and/or wastewater systems is viewed as a single performance obligation for each 50-year contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the "right to invoice" practical expedient under ASC Topic 606. ASUS has a right to consideration from the U.S. government in an amount that corresponds directly with the value to the U.S. government of ASUS’s performance completed to date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the 50-year term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S. government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
ASUS's construction activities consist of various projects to be performed. Each of these projects' transaction prices is delineated in either the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project. Each construction project is viewed as a separate, single performance obligation. Therefore, it is generally not necessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the three months ended March 31, 2018 from performance obligations satisfied in previous periods were not material.

Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers accounted for approximately 90% and 85% of total water and electric revenues, respectively, during the three months ended March 31, 2018. For the three months ended March 31, 2018, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	Three Months Ended March 31, 2018
Water:
Tariff-based revenues	$65,775
Surcharges (cost-recovery activities)	793
Other	442
Water revenues from contracts with customers	67,010
WRAM over-collection (alternative revenue program)	(2,598)
Total water revenues	64,412

Electric:
Tariff-based revenues	10,019
Surcharges (cost-recovery activities)	47
Electric revenues from contracts with customers	10,066
BRRAM over-collection (alternative revenue program)	(234)
Total electric revenues	9,832

Contracted services:
Water	13,000
Wastewater	7,484
Contracted services revenues from contracts with customers	20,484

Total revenues	$94,728

The opening and closing balances of receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	March 31, 2018	January 1, 2018

Receivable from the U.S. government	$48,383	$40,150
Contract assets	$22,565	$30,388
Contract liabilities	$6,583	$3,911

As a result of the adoption of ASC Topic 606, amounts previously reported under "Costs and estimated earnings in excess of billings on contracts" are now reflected as either "Receivable from U.S. government" or "Contract assets," depending on whether receipt of these amounts is conditional on something other than the passage of time. Amounts previously reported under "Billings in excess of costs and estimated earnings on contracts" are now reflected as "Contract liabilities."

Contract Assets - Contract assets are those of ASUS and consist of unbilled revenues recognized from work-in-progress construction projects, where the right to payment is conditional on something other than the passage of time. The classification of this asset as current or noncurrent is based on the timing of when ASUS expects to bill these amounts.

Contract Liabilities - Contract liabilities are those of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue.
Revenue for the three months ended March 31, 2018, which was included in contract liabilities at the beginning of the period was not material.
As of March 31, 2018, Registrant's aggregate remaining performance obligations, which consists entirely of the contracted services segment, was $3.1 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 37 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.

Note 3 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2018, Registrant had approximately $59.1 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $82.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $17.1 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $34.2 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $2.6 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	March 31, 2018	December 31, 2017
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$29,011	$29,556
Costs deferred for future recovery on Aerojet case	10,510	10,656
Pensions and other post-retirement obligations (Note 8)	32,178	33,019
Derivative unrealized loss (Note 5)	2,625	2,941
Low income rate assistance balancing accounts	5,640	5,972
General rate case memorandum accounts	9,264	10,522
Excess deferred income taxes	(82,680)	(83,231)
Flow-through taxes, net	(17,133)	(17,716)
Other regulatory assets	15,449	14,875
Various refunds to customers	(9,592)	(4,552)
Total	$(4,728)	$2,042

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2017 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2017.

Alternative-Revenue Programs:

GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2017. For the three months ended March 31, 2018 and 2017, surcharges (net of surcredits) of approximately $4.2 million and $4.0 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the three months ended March 31, 2018, GSWC recorded additional under-collections in the WRAM/MCBA accounts of $3.7 million due to higher than adopted supply costs as well as lower than adopted customer water usage. As of March 31, 2018, GSWC had an aggregated regulatory asset of $29.0 million, which is comprised of a $3.3 million under-collection in the WRAM accounts and a $25.7 million under-collection in the MCBA accounts.

Other Regulatory Matters:

Tax Cuts and Jobs Act:
In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. Also, as a result of the CPUC's Water Division having directed water utilities to establish a memorandum account, effective January 1, 2018, to track the impact on the revenue requirements resulting from the Tax Act, GSWC established a regulatory liability during the first quarter to begin capturing this impact for the year ending December 31, 2018. For the three months ended March 31, 2018, approximately $2.3 million of reduced water-revenue requirements was tracked and recorded as a regulatory liability. The timing to refund the liability to water customers has not been determined. In April 2018, GSWC also updated its pending electric general rate case filing, which will determine electric rates for the years 2018 - 2021, to reflect the impacts of the Tax Act. As a result, for the three months ended March 31, 2018, GSWC reduced electric revenues by approximately $335,000 and recorded a corresponding regulatory liability that will be satisfied as part of implementing overall new rates from the general rate case on a retroactive basis to January 1, 2018. Reductions in the water and electric revenue requirements resulting from the impacts of the Tax Act are offset by decreases in GSWC's income tax expense (see Note 7).
Cost of Capital Proceeding:
In March 2018, the CPUC adopted a revised proposed decision in the cost of capital proceeding for GSWC and three other water utilities for the years 2018 - 2020. Among other things, the final decision adopted for GSWC a return on equity of 8.90%, with a return on rate base of 7.91%. The previously authorized return on equity for GSWC’s water segment was 9.43%, with a return on rate base of 8.34%. Including the effects of the Tax Act, the lower return on equity and rate base is expected to decrease GSWC’s annual adopted revenue requirement beginning in 2018 by approximately $3.6 million. Since the decision is expected to be retroactive to January 1, 2018, for the first quarter ended March 31, 2018, GSWC recorded a regulatory liability with a corresponding decrease in water revenues of approximately $780,000 resulting from the lower return on rate base.

Note 4 — Earnings per Share/Capital Stock

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Net income	$10,782	$12,701
Less: (a) Distributed earnings to common shareholders	9,362	8,854
Distributed earnings to participating securities	46	42
Undistributed earnings	1,374	3,805

(b) Undistributed earnings allocated to common shareholders	1,367	3,787
Undistributed earnings allocated to participating securities	7	18
Total income available to common shareholders, basic (a)+(b)	$10,729	$12,641

Weighted average Common Shares outstanding, basic	36,712	36,590
Basic earnings per Common Share	$0.29	$0.35
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At March 31, 2018 and 2017, there were 47,792 and 120,138 options outstanding, respectively, under these plans. At March 31, 2018 and 2017, there were also 193,740 and 194,031 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Common shareholders earnings, basic	$10,729	$12,641
Undistributed earnings for dilutive stock-based awards	8	18
Total common shareholders earnings, diluted	$10,737	$12,659

Weighted average common shares outstanding, basic	36,712	36,590
Stock-based compensation (1)	162	192
Weighted average common shares outstanding, diluted	36,874	36,782

Diluted earnings per Common Share	$0.29	$0.34

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 47,792 and 120,138 stock options at March 31, 2018 and 2017, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 193,740 and 194,031 restricted stock units at March 31, 2018 and 2017, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2018 and 2017.

No stock options outstanding at March 31, 2018 had an exercise price greater than the average market price of AWR’s Common Shares for the three and three months ended March 31, 2018. There were no stock options outstanding at March 31, 2018 or 2017 that were anti-dilutive.

During the three months ended March 31, 2018 and 2017, AWR issued 52,622 and 44,832 common shares, for approximately $340,000 and $35,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the stock incentive plans for employees, and the non-employee directors stock plans.

During the three months ended March 31, 2018 and 2017, AWR paid quarterly dividends of approximately $9.4 million, or $0.255 per share, and $8.9 million, or $0.242 per share, respectively. During the three months ended March 31, 2018, GSWC paid dividends of $9.4 million to AWR. No dividends were paid by GSWC to AWR during the three months ended March 31, 2017.

Note 5 — Derivative Instruments

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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of March 31, 2018, there was a $2.6 million unrealized loss in the memorandum account for the purchased power contracts as a result of a drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2018 was approximately 175,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2018 and 2017:

	For The Three Months Ended March 31,
(dollars in thousands)	2018	2017
Fair value at beginning of the period	$(2,941)	$(4,901)
Unrealized gain (loss) on purchased power contracts	316	(559)
Fair value at end of the period	$(2,625)	$(5,460)

Note 6 — Fair Value of Financial Instruments

For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $15.0 million as of March 31, 2018. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2018 and December 31, 2017 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2018 valuation increased as compared to December 31, 2017, decreasing the fair value of long-term debt as of March 31, 2018. Changes in the assumptions will produce different results.

	March 31, 2018		December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,176	$412,531	$325,265	$424,042
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective income tax rate (“ETR”) was 19.2% and 35.1% for the three months ended March 31, 2018 and 2017, respectively, and GSWC's ETR was 19.2% and 36.9% for the three months ended March 31, 2018 and 2017, respectively. Both decreases were due primarily to the reduction in the federal corporate income tax rate.
AWR's ETR differed from the new federal statutory tax rate primarily as a result of the differences between GSWC's ETR and the new federal statutory rate. These differences resulted primarily from: (i) state taxes, (ii) permanent differences including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2018 and 2017, (iii) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses), and (iv) commencement of the amortization of the excess deferred income tax liability brought about by the lower federal tax rate. There were no material updates to the excess deferred income tax liability balance during the three months ended March 31, 2018 in accordance with Staff Accounting Bulletin 118.

Note 8 — Employee Benefit Plans
     The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan and SERP for the three months ended March 31, 2018 and 2017 are as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefits Cost:
Service cost	$1,401	$1,251	$57	$59	$274	$232
Interest cost	1,921	1,967	72	85	222	223
Expected return on plan assets	(2,791)	(2,610)	(123)	(122)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	3
Amortization of actuarial (gain) loss	345	209	(182)	(170)	262	194
Net periodic pension cost under accounting standards	876	817	(176)	(148)	758	652
Regulatory adjustment — deferred	—	433	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$876	$1,250	$(176)	$(148)	$758	$652
In accordance with new accounting guidance (Note 1), effective January 1, 2018, Registrant changed the financial statement presentation for the costs of its defined benefit pension plans and other retirement benefits. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements. Prior period amounts have been reclassified on the income statements to conform to the current period presentation.
Registrant expects to contribute approximately $6.1 million to its pension plan during 2018.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates or expected to be in rates and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2018, GSWC had a total of $2.1 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
Note 9 — Contingencies
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
As of March 31, 2018, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2018, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, source material excavation, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
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

Note 10 — Business Segments
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

	As Of And For The Three Months Ended March 31, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$64,412	$9,832	$20,484	$—	$94,728
Operating income (loss)	14,058	2,239	2,397	(3)	18,691
Interest expense, net	5,009	370	(66)	74	5,387
Utility plant	1,149,038	60,261	9,531	—	1,218,830
Depreciation and amortization expense (1)	8,769	565	332	—	9,666
Income tax expense (benefit)	1,649	466	554	(105)	2,564
Capital additions	26,618	974	2,772	—	30,364

	As Of And For The Three Months Ended March 31, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$66,404	$10,502	$21,904	$—	$98,810
Operating income (loss) (2)	19,097	2,779	2,704	(4)	24,576
Interest expense, net	5,145	375	74	52	5,646
Utility plant	1,075,513	56,015	5,631	—	1,137,159
Depreciation and amortization expense (1)	8,901	537	245	—	9,683
Income tax expense (benefit)	5,485	788	861	(279)	6,855
Capital additions	22,984	723	287	—	23,994

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $60,000 and $61,000 for the three months ended March 31, 2018 and 2017, respectively.
(2) Adjusted to conform to current year presentation pursuant to the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2018	2017
Total utility plant	$1,218,830	$1,137,159
Other assets	204,834	343,109
Total consolidated assets	$1,423,664	$1,480,268

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
The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. These measures, which are not presented in accordance with the accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary of First Quarter Results by Segment”.

Overview
Factors affecting our financial performance are summarized under Forward-Looking Information.
Cost of Capital Proceeding for GSWC's Water Segment:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) a return on equity of 8.90%, (ii) a cost of debt of 6.6%, (iii) a capital structure with 57% equity and 43% debt, (iv) a return on rate base of 7.91%, and (v) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized return on equity and equity ratio for its water segment were 9.43% and 55%, respectively, with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.6%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. Including the effects of the Tax Act, the lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or $0.07 per share.

Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water segment’s adopted revenue requirement is being captured in a memorandum account effective January 1, 2018. Accordingly, for the three months ended March 31, 2018, approximately $2.3 million of reduced water-revenue requirements was added to the memorandum account and recorded as a regulatory liability, which was offset by a decrease in income tax expense. In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower corporate tax rate. As a result, for the three months ended March 31, 2018, GSWC reduced electric revenues by approximately $335,000, which was also offset by a decrease in income tax expense.
GSWC expects the Tax Act to reduce customer rates due primarily to the reduction in the federal income tax rate used in computing customer rates. Property-related deferred tax liabilities reduce GSWC's rate base. As new plant is placed in service, the lower federal corporate tax rate will result in lower deferred tax liabilities. As a result of the lower federal tax rate and elimination of bonus depreciation by the Tax Act, GSWC expects that its rate base and earnings will increase for the same level of expected capital expenditures. This increase is expected to be partially offset by higher financing costs arising from a greater need to fund capital expenditures through the issuance of debt and/or equity due to lower cash flows from operating activities.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2018	3/31/2017	CHANGE
Water	$0.20	$0.25	$(0.05)
Electric	0.04	0.04	—
Contracted services	0.05	0.05	—
Consolidated diluted earnings per share, as reported	$0.29	$0.34	$(0.05)
Water Segment:
For the three months ended March 31, 2018, diluted earnings per share from the water segment decreased by $0.05 to $0.20 per share as compared to the same period in 2017. Included in net earnings for the three months ended March 31, 2017 was the one-time recovery of incremental drought-related items approved by the CPUC in February 2017 resulting in an increase to pretax earnings of $1.5 million, or $0.02 per share, which did not recur in 2018. Approximately $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue. Excluding the impact of this item, diluted earnings from GSWC’s water operations decreased compared to the same period in 2017 due mostly to the following two items which, when combined, decreased water’s earnings by $0.03 per share:

•
Lower net earnings due to a new cost of capital decision approved by the CPUC in March 2018, which lowered GSWC's return on rate base. The lower return is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or $0.07 per share.

•
Losses incurred due to market conditions during the three months ended March 31, 2018 on Registrant's investments held to fund a retirement benefit plan, as compared to gains generated in the same period of 2017.

Excluding an increase in billed surcharges, which have no impact on earnings, and the effects of the CPUC’s cost of capital decision discussed previously, the water gross margin decreased by $2.6 million largely because of the effects of the Tax Act enacted in December 2017. The lower revenue requirement to reflect the reduced federal corporate income tax rate was offset by a reduction in income tax expense, resulting in no earnings impact. In addition, the impact of third-year rate increases on the water gross margin in the first quarter was offset by the cessation of GSWC’s Ojai district due to the condemnation and related sale of the system in June 2017. However, before reflecting the effects from the new cost of capital and tax reform, third-year rate increases will add approximately $4.5 million to the 2018 full year adopted water gross margin (net of the loss of the Ojai system). Overall operating expenses at the water segment (other than supply costs) remained flat during the first quarter of 2018 compared to 2017 due, in part, to the cessation of the Ojai operations.

Electric Segment:
For the three months ended March 31, 2018 and 2017, diluted earnings from the electric segment were $0.04 per share. GSWC filed its electric general rate case in May 2017 for new rates in the years 2018-2021. Year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on this general rate case, which is expected later in 2018 and retroactive to January 1, 2018. There was a decrease in the electric gross margin due to a downward adjustment to adopted revenues to reflect the lower corporate tax rate, which was offset by a corresponding decrease in income tax expense.
Contracted Services Segment:
For the three months ended March 31, 2018 and 2017, diluted earnings per share from the contracted services segment were $0.05 per share. There were increases in management fee revenue due (i) to the successful resolution of various price adjustments during 2017, (ii) revenue generated from Eglin Air Force Base ("Eglin") upon the commencement of the operation of its water and wastewater systems by ASUS in June 2017, and (iii) transition revenue for Fort Riley, a U.S. Army installation located in Kansas. ASUS expects to assume operations of the water distribution and wastewater collection and treatment facilities at Fort Riley in mid-2018 pursuant to the terms of a 50-year contract awarded in September 2017. These increases were mostly offset by lower construction activity and higher operating expenses during the first quarter of 2018 as compared to the same period last year. The decrease in construction activity is largely due to timing, and ASUS expects construction activity for 2018 overall to increase as compared to 2017. The increase in operating expenses was due to the commencement of operations at Eglin in June 2017, and the commencement of the transition period at Fort Riley in September 2017.
The following discussion and analysis for the three months ended March 31, 2018 and 2017 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$64,412	$66,404	$(1,992)	(3.0)%
Electric	9,832	10,502	(670)	(6.4)%
Contracted services	20,484	21,904	(1,420)	(6.5)%
Total operating revenues	94,728	98,810	(4,082)	(4.1)%

OPERATING EXPENSES
Water purchased	13,607	12,106	1,501	12.4%
Power purchased for pumping	1,693	1,597	96	6.0%
Groundwater production assessment	4,651	3,375	1,276	37.8%
Power purchased for resale	3,408	3,100	308	9.9%
Supply cost balancing accounts	(3,869)	(1,749)	(2,120)	121.2%
Other operation	7,988	6,160	1,828	29.7%
Administrative and general	20,293	20,448	(155)	(0.8)%
Depreciation and amortization	9,666	9,683	(17)	(0.2)%
Maintenance	3,829	3,464	365	10.5%
Property and other taxes	4,799	4,566	233	5.1%
ASUS construction	9,972	11,484	(1,512)	(13.2)%
Total operating expenses	76,037	74,234	1,803	2.4%

OPERATING INCOME	18,691	24,576	(5,885)	(23.9)%

OTHER INCOME AND EXPENSES
Interest expense	(5,923)	(5,905)	(18)	0.3%
Interest income	536	259	277	106.9%
Other, net	42	626	(584)	(93.3)%
	(5,345)	(5,020)	(325)	6.5%

INCOME BEFORE INCOME TAX EXPENSE	13,346	19,556	(6,210)	(31.8)%
Income tax expense	2,564	6,855	(4,291)	(62.6)%

NET INCOME	$10,782	$12,701	$(1,919)	(15.1)%

Basic earnings per Common Share	$0.29	$0.35	$(0.06)	(17.1)%

Fully diluted earnings per Common Share	$0.29	$0.34	$(0.05)	(14.7)%

Operating Revenues:
General
GSWC relies upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant for GSWC. Registrant relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if the Military Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.

Water
For the three months ended March 31, 2018, revenues from water operations decreased $2.0 million to $64.4 million as compared to the same period in 2017. This decrease was primarily due to: (i) downward adjustments to revenue to offset lower income tax expense as a result of the Tax Act, which reduced the corporate tax rate, (ii) the cessation of Ojai operations as a result of the condemnation of that water system in June 2017, and (iii) a lower authorized rate of return approved in the March 2018 CPUC decision on the water cost of capital application. These decreases were partially offset by CPUC-approved third-year rate increases effective January 1, 2018, as well as increases in CPUC-approved surcharges to recover previously incurred costs. Surcharges are offset by a corresponding increase in operating expenses (primarily administrative and general), resulting in no impact to earnings.
Billed water consumption for the first quarter of 2018 increased by approximately 24% as compared to the same period in 2017 due, in part, to drier weather conditions experienced in 2018. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
GSWC filed its electric general rate case in May 2017 for rates in years 2018 through 2021. Pending a final CPUC decision on this general rate case, year-to-date 2018 billed revenues have been based on 2017 adopted rates. For the three months ended March 31, 2018, electric revenues decreased by $670,000 due to downward adjustments to revenues to reflect a lower corporate tax rate from the Tax Act, as well as lower electric usage as compared to the same period in 2017. However, there were corresponding decreases in income tax expense due to the lower corporate tax rate, and in supply costs from the lower electric usage, resulting in no material impact to earnings.
Billed electric usage during the three months ended March 31, 2018 decreased by approximately 5% as compared to the three months ended March 31, 2017.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2018, revenues from contracted services decreased $1.4 million to $20.5 million as compared to $21.9 million for the same period in 2017 due primarily to lower construction activities. Registrant expects construction activity overall for 2018 to be higher than 2017. This decrease in construction revenues was partially offset by an increase in management fee revenue due to the successful resolution of price adjustments received during 2017, the commencement of the water and wastewater operations at Eglin in June 2017, and the commencement of the transition period at Fort Riley in September 2017.
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
     Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25.6% and 24.8% of total operating expenses for the three months ended March 31, 2018 and 2017, respectively.  The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$64,412	$66,404	$(1,992)	(3.0)%
WATER SUPPLY COSTS:
Water purchased (1)	$13,607	$12,106	$1,501	12.4%
Power purchased for pumping (1)	1,693	1,597	96	6.0%
Groundwater production assessment (1)	4,651	3,375	1,276	37.8%
Water supply cost balancing accounts (1)	(4,368)	(2,813)	(1,555)	55.3%
TOTAL WATER SUPPLY COSTS	$15,583	$14,265	$1,318	9.2%
WATER GROSS MARGIN (2)	$48,829	$52,139	$(3,310)	(6.3)%

ELECTRIC OPERATING REVENUES (1)	$9,832	$10,502	$(670)	(6.4)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,408	$3,100	$308	9.9%
Electric supply cost balancing accounts (1)	499	1,064	(565)	(53.1)%
TOTAL ELECTRIC SUPPLY COSTS	$3,907	$4,164	$(257)	(6.2)%
ELECTRIC GROSS MARGIN (2)	$5,925	$6,338	$(413)	(6.5)%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(3,869,000) and $(1,749,000) for the three months ended March 31, 2018 and 2017, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentage of purchased water for the three months ended March 31, 2018 was approximately 41% as compared to the adopted percentage of 25%. The higher actual percentage of purchased water as compared to the adopted percentage resulted from an increase in purchase water costs due to several wells being out of service, as well as an increase in customer usage.  Purchased water costs for the three months ended March 31, 2018 increased to $13.6 million as compared to

$12.1 million for the same period in 2017.  Groundwater production assessments increased $1.3 million due to an increase in pump tax rates as compared to the same period in 2017.
The under-collection in the water supply cost balancing account increased $1.6 million during the three months ended March 31, 2018 as compared to the same period in 2017 mainly due to higher purchased water costs as compared to adopted water supply costs.
For the three months ended March 31, 2018, the cost of power purchased for resale to BVES's customers was $3.4 million as compared to $3.1 million for the same period in 2017. The average price per MWh, including fixed costs, increased from $71.87 for the three months ended March 31, 2017 to $79.44 for the same period in 2018.  The over-collection in the electric supply cost balancing account decreased as compared to the three months ended March 31, 2017 due to the increase in the average price per MWh.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2018 and 2017, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$5,722	$3,844	$1,878	48.9%
Electric Services	712	709	3	0.4%
Contracted Services	1,554	1,607	(53)	(3.3)%
Total other operation	$7,988	$6,160	$1,828	29.7%
     For the three months ended March 31, 2018, other operation expenses for the water segment increased as compared to the same period in 2017 due mostly to the CPUC’s one-time approval in February 2017 of the recovery of previously incurred incremental drought-related items, resulting in a $1.2 million reduction recorded to other operation expenses during the three months ended March 31, 2017. There was no similar item during the same period in 2018. There was also a $192,000 increase in surcharges billed to recover previously incurred costs approved by the CPUC. These increases in surcharge revenue are offset by a corresponding increase in other operation expenses, resulting in no impact to earnings. Excluding these items, other operation expenses for the water segment increased by approximately $486,000 mainly due to increases in water treatment costs, conservation expenses, and annual public water system fees compared to the same period in 2017.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$13,236	$13,680	$(444)	(3.2)%
Electric Services	1,912	1,819	93	5.1%
Contracted Services	5,142	4,946	196	4.0%
AWR (parent)	3	3	—	—%
Total administrative and general	$20,293	$20,448	$(155)	(0.8)%
For the three months ended March 31, 2018, administrative and general expenses for the water segment decreased $444,000 as compared to the same period in 2017. Impacting the comparability between the two periods was a $319,000 increase in surcharges as compared to the same period in 2017, to recover previously incurred administrative and general costs as approved in the CPUC's final decision on the water general rate case issued in March 2017.  The increase in revenues from these surcharges was offset by a corresponding increase in administrative and general expenses to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the increase in billed surcharges, during the three months ended March 31, 2018 administrative and general expenses for the water segment decreased by approximately $763,000 as compared to the same period in 2017 due primarily to lower legal expenses related to condemnation matters, lower insurance costs, lower employee-related benefits expense, and the cessation of Ojai operations due to the sale in June 2017.
Depreciation and Amortization
For the three months ended March 31, 2018 and 2017, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$8,769	$8,901	$(132)	(1.5)%
Electric Services	565	537	28	5.2%
Contracted Services	332	245	87	35.5%
Total depreciation and amortization	$9,666	$9,683	$(17)	(0.2)%
     The decrease in depreciation expense at the water segment during the three months ended March 31, 2018 was due primarily to retirements recorded during 2017 at the water segment, as well as the sale of the Ojai utility assets in June 2017. These were partially offset by additions to utility plant during 2017 and 2018.
Maintenance
For the three months ended March 31, 2018 and 2017, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$2,937	$2,715	$222	8.2%
Electric Services	218	206	12	5.8%
Contracted Services	674	543	131	24.1%
Total maintenance	$3,829	$3,464	$365	10.5%
     Maintenance expense overall increased by $365,000 due to an overall higher level of planned and unplanned maintenance at the water segment, as well as the commencement of operations at Eglin Air Force Base effective June 2017.

Property and Other Taxes
For the three months ended March 31, 2018 and 2017, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$4,107	$3,901	$206	5.3%
Electric Services	279	289	(10)	(3.5)%
Contracted Services	413	376	37	9.8%
Total property and other taxes	$4,799	$4,566	$233	5.1%
      Property and other taxes increased overall by $233,000 during the three months ended March 31, 2018 due primarily to capital additions made during 2017.

ASUS Construction
For the three months ended March 31, 2018, construction expenses for contracted services were $10.0 million, decreasing $1.5 million compared to the same period in 2017 due to lower overall construction activity.

Interest Expense
For the three months ended March 31, 2018 and 2017, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$5,389	$5,380	$9	0.2%
Electric Services	370	377	(7)	(1.9)%
Contracted Services	91	84	7	8.3%
AWR (parent)	73	64	9	14.1%
Total interest expense	$5,923	$5,905	$18	0.3%

Interest Income
For the three months ended March 31, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$380	$235	$145	61.7%
Electric Services	—	2	(2)	(100.0)%
Contracted Services	157	10	147	*
AWR (parent)	(1)	12	(13)	(108.3)%
Total interest income	$536	$259	$277	106.9%
* Not meaningful
The increase in interest income during the three months ended March 31, 2018, was due to a quarterly interest payment received related to a settlement agreement entered into in 2017. In addition, as a result of Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach, certain funds received by the contracted services segment from the U.S. government during the first three months of 2018 have been recorded to interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.
Other, net
For the three months ended March 31, 2018, other income decreased by $584,000 due primarily to losses on investments due to recent market conditions, as compared to the same period in 2017.

Income Tax Expense
For the three months ended March 31, 2018 and 2017, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	$ CHANGE	% CHANGE
Water Services	$1,649	$5,485	$(3,836)	(69.9)%
Electric Services	466	788	(322)	(40.9)%
Contracted Services	554	861	(307)	(35.7)%
AWR (parent)	(105)	(279)	174	(62.4)%
Total income tax expense	$2,564	$6,855	$(4,291)	(62.6)%

Consolidated income tax expense for the three months ended March 31, 2018 decreased by $4.3 million due primarily to a decrease in pretax income at a lower federal tax rate as a result of the Tax Act. AWR's effective income tax rate ("ETR") was 19.2% and 35.1% for the three months ended March 31, 2018 and 2017, respectively, and GSWC's ETR was 19.2% and 36.9% for the three months ended March 31, 2018 and 2017, respectively. Both decreases were due primarily to the reduction in the federal corporate income tax rate from 35% to 21%. AWR's ETR differed from the new federal statutory tax rate primarily as a result of the differences between GSWC's ETR and the new federal statutory rate. These differences resulted primarily from: (i) state taxes, (ii) permanent differences including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2018 and 2017, (iii) commencement of the amortization of the excess deferred income tax liability brought about by the lower federal tax rate, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). Applying flow-through treatment to temporary differences results in a greater variance between the ETR and the statutory federal income tax rate.

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

The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to Registrant’s critical accounting policies. Registrant adopted the new revenue recognition guidance under the modified retrospective approach beginning January 1, 2018. The adoption of this guidance did not have a material impact on its measurement or timing of revenue recognition but requires additional disclosures (see Note 2 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $231.7 million was available on March 31, 2018 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $150.0 million revolving credit facility, which expires on May 23, 2018. As of March 31, 2018, there were $69.0 million in borrowings outstanding under this facility and $6.3 million of letters of credit outstanding.  As of March 31, 2018, AWR had $74.7 million available to borrow under the credit facility. AWR has the ability to extend the maturity of the facility to December 31, 2018. Management expects to either renew or extend this facility prior to its current expiration date. Furthermore, in March of 2019, $40 million of GSWC's 6.70% senior note will mature. GSWC intends to draw down on its short-term borrowings and/or issue additional long-term debt to fund the repayment of this note and fund its ongoing capital expenditure program.

In April 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending. During the three months ended March 31, 2018, GSWC incurred $20.9 million in company-funded capital expenditures. During 2018, Registrant's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On April 30, 2018, AWR's Board of Directors approved a second quarter dividend of $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on June 1, 2018 to shareholders of record at the close of business on May 15, 2018.

Registrant's current liabilities may at times exceed its current assets.  Management has sole discretion to extend the maturity of the credit facility to December 31, 2018 and as a result, believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
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
The lower federal tax rate and the elimination of bonus depreciation brought about by the Tax Act are expected to reduce Registrant's cash flows from operating activities, and result in higher financing costs arising from an increased need to raise debt and/or equity.
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
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $35.7 million for the three months ended March 31, 2018 as compared to $28.0 million for the same period in 2017.  There was an increase due to the timing of cash receipts related to accounts receivable and other receivables as well as an increase in cash receipts due to CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $30.2 million for the three months ended March 31, 2018 as compared to $24.0 million for the same period in 2017.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs, where infrastructure is replaced, as needed, and major capital investment projects, where new water treatment, supply and delivery facilities are constructed.  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash provided by financing activities was $276,000 for the three months ended March 31, 2018 as compared to net cash used of $3.9 million for the same period in 2017. This increase in cash from financing activities was due to an increase in short-term borrowings from Registrant's revolving credit facility during the three months ended March 31, 2018.

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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $33.4 million for the three months ended March 31, 2018 as compared to $27.0 million for the same period in 2017.  There was an increase due to the timing of cash receipts related to accounts receivable and other receivables as well as an increase in cash receipts due to CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $27.5 million for the three months ended March 31, 2018 as compared to $23.7 million for the same period in 2017. For the three months ended March 31, 2018, cash used for capital expenditures was $27.6 million. During 2018, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Cash Flows from Financing Activities:
Net cash used in financing activities was $3.9 million for the three months ended March 31, 2018 as compared to $3.4 million for the same period in 2017.  This increase in cash used was due to the timing of dividend payments to AWR, partially offset by an increase in inter-company short-term borrowings from AWR's revolving credit facility to help fund operations and capital expenditures during the three months ended March 31, 2018. During the first quarter of 2018, GSWC paid AWR $9.4 million in dividends, whereas during the first quarter of 2017, GSWC did not pay a dividend to AWR. Instead, ASUS paid an $8.9 million dividend to AWR.
Contractual Obligations and Other Commitments

Registrant has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and operating leases are not recognized as liabilities in the consolidated financial statements but are required to be disclosed.

In addition to contractual maturities, Registrant has certain debt instruments that contain an annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2017 for a detailed discussion of contractual obligations and other commitments. In March of 2019, $40 million of GSWC's 6.70% senior note will mature, which has been included in "Current Liabilities" as of March 31, 2018. GSWC will draw down on it short-term borrowings and/or issue additional long-term debt to fund the repayment of this note.

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

Regulatory Matters
Cost of Capital Proceeding for Water Regions:
In early April 2017, GSWC filed its water cost of capital application with the CPUC. In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) an ROE of 8.90%, (ii) a capital structure with 57% equity and 43% debt, (iii) a return on rate base of 7.91%, and (iv) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized ROE for its water segment was 9.43% with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.6%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. Including the effects of the Tax Act, the lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million.
Pending General Rate Case Filings:
In July 2017, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2019, 2020 and 2021.  Among other things, GSWC's requested capital budgets in this application average approximately $125 million per year for the three-year rate cycle. A decision in the water general rate case is scheduled for the fourth quarter of 2018 with new rates to become effective January 1, 2019.
On May 1, 2017, GSWC filed its electric general rate case application with the CPUC. This general rate case will determine new electric rates for the years 2018 through 2021. A final decision in the electric general rate case is scheduled to be issued in 2018, with rates effective January 1, 2018.

Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate tax rate from 35% to 21%. In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. Also, as a result of the CPUC's Water Division having directed water utilities to establish a memorandum account, effective January 1, 2018, to track the impact on the revenue requirements resulting from the Tax Act, GSWC established a regulatory liability during the first quarter to begin capturing this impact for the year ending December 31, 2018. The timing to refund the liability to water customers has not been determined. In April 2018, GSWC also updated its pending electric general rate case filing, which will determine electric rates for the years 2018 - 2021, to reflect the impacts of the Tax Act. During the first quarter of 2018, GSWC reduced electric revenues and recorded a corresponding regulatory liability that will be satisfied as part of implementing overall new rates from the general rate case on a retroactive basis to January 1, 2018.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2017 for a discussion of other regulatory matters.

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

GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2017 for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.
Water Supply

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2017 for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2017.

California Drought:
In April 2017, the Governor of California ended the drought state of emergency in most of California in response to significantly improved water supply conditions resulting from substantial rainfall and snowpack in late 2016 and early 2017. In April 2017, the SWRCB and related state agencies released a plan to establish a framework for long-term water use efficiency standards. The plan includes continued bans on wasteful practices and outlines the SWRCB’s vision for continued implementation of the Governor’s executive order on water conservation. In November 2017, the SWRCB initiated a rulemaking to prohibit wasteful water use practices. It is anticipated the rulemaking will become final in 2018. The proposed permanent water use restrictions are similar to the emergency prohibitions on wasteful water uses that were in effect during the 2012 - 2017 drought.
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
As of May 1, 2018, the U.S. Drought Monitor estimated 14 percent of California in the rank of “Severe Drought” and approximately 37 percent in the rank of “Moderate Drought.” If dry conditions persist, the SWRCB or other regulatory agencies may impose emergency drought actions.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. On January 29, 2018, the SWP allocation was set at 20 percent of requested orders.
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

The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. No legal proceedings are pending which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.
Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
January 1 – 31, 2018	84,915		$56.30	—	—
February 1 – 28, 2018	14,613		$51.06	—	—
March 1 – 31, 2018	4,233		$52.77	—	—
Total	103,761	(2)	$55.42	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 98,100 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On April 30, 2018, AWR's Board of Directors approved a second quarter dividend of $0.255 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on June 1, 2018 to shareholders of record at the close of business on May 15, 2018.

(b)  There have been no material changes during the first quarter of 2018 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.35	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.36	2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.37	Form of Award Agreement for the 2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 23, 2018 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 7, 2018