Form 10-Q
period 2018-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2018-08-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018
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
As of August 1, 2018, the number of Common Shares outstanding of American States Water Company was 36,733,506 shares. As of August 1, 2018, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
wildfires in GSWC's electric division's service territory, as well as court decisions and regulatory actions that may affect our ability to recover the costs associated with such events or the defense or payment of resulting claims;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

•	the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction;

•
the impact of opposition by GSWC customers to conservation rate design as well as potential future restrictions on water use mandated in California, which decreases adopted usage and increases customer rates;

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

•	adequacy of GSWC's electric division's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;

•	GSWC's electric division's ability to comply with the CPUC’s renewable energy procurement requirements;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Property, Plant and Equipment
Regulated utility plant, at cost	$1,766,543	$1,722,421
Non-utility property, at cost	21,113	15,941
Total	1,787,656	1,738,362
Less - Accumulated depreciation	(548,867)	(533,370)
Net property, plant and equipment	1,238,789	1,204,992

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	24,073	24,070
Total other property and investments	25,189	25,186

Current Assets
Cash and cash equivalents	5,557	214
Accounts receivable — customers (less allowance for doubtful accounts of $751 in 2018 and $806 in 2017)	26,631	26,127
Unbilled receivable	24,681	26,411
Receivable from the U.S. government	25,977	3,725
Other accounts receivable (less allowance for doubtful accounts of $59 in 2018 and $235 in 2017)	4,648	8,251
Income taxes receivable	178	4,737
Materials and supplies, at average cost	5,364	4,795
Regulatory assets — current	25,209	34,220
Prepayments and other current assets	6,769	5,596
Contract assets	16,153	—
Costs and estimated earnings in excess of billings on contracts	—	41,387
Total current assets	141,167	155,463

Regulatory and Other Assets
Receivable from the U.S. government	30,284	—
Costs and estimated earnings in excess of billings on contracts	—	25,426
Other	5,693	5,667
Total regulatory and other assets	35,977	31,093

Total Assets	$1,441,122	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,733,506 shares in 2018 and 36,680,794 shares in 2017	$251,092	$250,124
Earnings reinvested in the business	288,118	279,821
Total common shareholders’ equity	539,210	529,945
Long-term debt	281,031	321,039
Total capitalization	820,241	850,984

Current Liabilities
Notes payable to bank	—	59,000
Long-term debt — current	40,313	324
Accounts payable	43,391	50,978
Income taxes payable	486	225
Accrued other taxes	7,904	7,344
Accrued employee expenses	11,897	12,969
Accrued interest	3,834	3,861
Unrealized loss on purchased power contracts	1,710	2,941
Contract liabilities	7,043	3,911
Other	13,262	15,109
Total current liabilities	129,840	156,662

Other Credits
Notes payable to bank	77,000	—
Advances for construction	66,761	67,465
Contributions in aid of construction - net	123,950	123,602
Deferred income taxes	115,374	115,703
Regulatory liabilities	36,008	32,178
Unamortized investment tax credits	1,402	1,436
Accrued pension and other postretirement benefits	59,402	57,695
Other	11,144	11,009
Total other credits	491,041	409,088

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,441,122	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share amounts)	2018	2017
Operating Revenues
Water	$76,733	$80,734
Electric	7,841	7,612
Contracted services	22,327	24,849
Total operating revenues	106,901	113,195

Operating Expenses
Water purchased	16,608	17,937
Power purchased for pumping	2,231	2,157
Groundwater production assessment	4,534	4,931
Power purchased for resale	2,384	2,308
Supply cost balancing accounts	(2,029)	(5,293)
Other operation	7,782	8,172
Administrative and general	20,213	20,248
Depreciation and amortization	10,010	9,647
Maintenance	3,670	3,606
Property and other taxes	4,372	4,345
ASUS construction	11,576	11,412
Gain on sale of assets	(18)	(8,301)
Total operating expenses	81,333	71,169

Operating Income	25,568	42,026

Other Income and Expenses
Interest expense	(6,048)	(5,926)
Interest income	636	620
Other, net	579	379
Total other income and expenses, net	(4,833)	(4,927)

Income before income tax expense	20,735	37,099

Income tax expense	4,387	14,307

Net Income	$16,348	$22,792

Weighted Average Number of Common Shares Outstanding	36,733	36,624
Basic Earnings Per Common Share	$0.44	$0.62

Weighted Average Number of Diluted Shares	36,912	36,825
Fully Diluted Earnings Per Common Share	$0.44	$0.62

Dividends Declared Per Common Share	$0.255	$0.242

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017
Operating Revenues
Water	$141,145	$147,138
Electric	17,673	18,114
Contracted services	42,811	46,753
Total operating revenues	201,629	212,005

Operating Expenses
Water purchased	30,215	30,043
Power purchased for pumping	3,924	3,754
Groundwater production assessment	9,185	8,306
Power purchased for resale	5,792	5,408
Supply cost balancing accounts	(5,898)	(7,042)
Other operation	15,770	14,332
Administrative and general	40,506	40,696
Depreciation and amortization	19,676	19,330
Maintenance	7,499	7,070
Property and other taxes	9,171	8,911
ASUS construction	21,548	22,896
Gain on sale of assets	(18)	(8,301)
Total operating expenses	157,370	145,403

Operating Income	44,259	66,602

Other Income and Expenses
Interest expense	(11,971)	(11,831)
Interest income	1,172	879
Other, net	621	1,005
Total other income and expenses, net	(10,178)	(9,947)

Income before income tax expense	34,081	56,655

Income tax expense	6,951	21,162

Net Income	$27,130	$35,493

Weighted Average Number of Common Shares Outstanding	36,723	36,607
Basic Earnings Per Common Share	$0.74	$0.96

Weighted Average Number of Diluted Shares	36,896	36,799
Fully Diluted Earnings Per Common Share	$0.73	$0.96

Dividends Declared Per Common Share	$0.510	$0.484

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$27,130	$35,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,797	19,450
Provision for doubtful accounts	322	339
Deferred income taxes and investment tax credits	(1,565)	5,948
Stock-based compensation expense	1,637	1,634
Gain on sale of assets	(18)	(8,301)
Other — net	39	(523)
Changes in assets and liabilities:
Accounts receivable — customers	(835)	(6,408)
Unbilled receivable	1,730	41
Other accounts receivable	3,612	489
Receivables from the U.S. government	(14,507)	(2,433)
Materials and supplies	(569)	(854)
Prepayments and other assets	(1,171)	(1,102)
Contract assets	12,631	—
Costs and estimated earnings in excess of billings on contracts	—	7,752
Regulatory assets	12,240	(3,855)
Accounts payable	(3,473)	948
Income taxes receivable/payable	4,820	29,089
Contract liabilities / Billings in excess of costs and estimated earnings on contracts	3,132	(1,849)
Accrued pension and other post-retirement benefits	2,495	2,864
Other liabilities	(2,376)	(3,283)
Net cash provided	65,071	75,439

Cash Flows From Investing Activities:
Capital expenditures	(58,782)	(45,896)
Proceeds from sale of assets	29	34,324
Other investing activities	98	232
Net cash used	(58,655)	(11,340)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	340	524
Receipt of advances for and contributions in aid of construction	3,343	5,144
Refunds on advances for construction	(2,616)	(2,868)
Retirement or repayments of long-term debt	(197)	(191)
Net change in notes payable to banks	18,000	(46,000)
Dividends paid	(18,729)	(17,715)
Other financing activities	(1,214)	(1,305)
Net cash used provided	(1,073)	(62,411)
Net increase in cash and cash equivalents	5,343	1,688
Cash and cash equivalents, beginning of period	214	436
Cash and cash equivalents, end of period	$5,557	$2,124

Non-cash transactions:
Accrued payables for investment in utility plant	$16,016	$17,777
Property installed by developers and conveyed	$929	$1,025

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Utility Plant
Utility plant, at cost	$1,766,543	$1,722,421
Less - Accumulated depreciation	(539,172)	(524,481)
Net utility plant	1,227,371	1,197,940

Other Property and Investments	21,974	21,956

Current Assets
Cash and cash equivalents	3,123	214
Accounts receivable-customers (less allowance for doubtful accounts of $751 in 2018 and $806 in 2017)	26,631	26,127
Unbilled receivable	18,107	18,852
Other accounts receivable (less allowance for doubtful accounts of $59 in 2018 and 2017)	3,275	6,105
Income taxes receivable from Parent	—	6,590
Materials and supplies, at average cost	4,153	4,046
Regulatory assets — current	25,209	34,220
Prepayments and other current assets	5,551	5,090
Total current assets	86,049	101,244

Regulatory and Other Assets
Other	5,681	5,683
Total regulatory and other assets	5,681	5,683

Total Assets	$1,341,075	$1,326,823

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	June 30, 2018	December 31, 2017
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 146 shares in 2018 and 2017	$242,645	$242,181
Earnings reinvested in the business	235,891	232,193
Total common shareholder’s equity	478,536	474,374
Long-term debt	281,031	321,039
Total capitalization	759,567	795,413

Current Liabilities
Intercompany payable	49,862	34,836
Long-term debt — current	40,313	324
Accounts payable	36,075	42,497
Income taxes payable to Parent	1,016	—
Accrued other taxes	7,724	7,108
Accrued employee expenses	10,450	11,338
Accrued interest	3,570	3,585
Unrealized loss on purchased power contracts	1,710	2,941
Other	12,383	14,705
Total current liabilities	163,103	117,334

Other Credits
Advances for construction	66,761	67,465
Contributions in aid of construction — net	123,950	123,602
Deferred income taxes	119,830	120,780
Regulatory liabilities	36,008	32,178
Unamortized investment tax credits	1,402	1,436
Accrued pension and other postretirement benefits	59,402	57,695
Other	11,052	10,920
Total other credits	418,405	414,076

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,341,075	$1,326,823

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2018	2017
Operating Revenues
Water	$76,733	$80,734
Electric	7,841	7,612
Total operating revenues	84,574	88,346

Operating Expenses
Water purchased	16,608	17,937
Power purchased for pumping	2,231	2,157
Groundwater production assessment	4,534	4,931
Power purchased for resale	2,384	2,308
Supply cost balancing accounts	(2,029)	(5,293)
Other operation	6,419	7,096
Administrative and general	15,178	15,857
Depreciation and amortization	9,430	9,394
Maintenance	3,170	3,049
Property and other taxes	4,004	3,982
Gain on sale of assets	—	(8,301)
Total operating expenses	61,929	53,117

Operating Income	22,645	35,229

Other Income and Expenses
Interest expense	(5,857)	(5,775)
Interest income	457	620
Other, net	617	438
Total other income and expenses, net	(4,783)	(4,717)

Income before income tax expense	17,862	30,512

Income tax expense	4,214	12,149

Net Income	$13,648	$18,363

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating Revenues
Water	$141,145	$147,138
Electric	17,673	18,114
Total operating revenues	158,818	165,252

Operating Expenses
Water purchased	30,215	30,043
Power purchased for pumping	3,924	3,754
Groundwater production assessment	9,185	8,306
Power purchased for resale	5,792	5,408
Supply cost balancing accounts	(5,898)	(7,042)
Other operation	12,853	11,649
Administrative and general	30,326	31,356
Depreciation and amortization	18,764	18,832
Maintenance	6,325	5,970
Property and other taxes	8,390	8,172
Gain on sale of assets	—	(8,301)
Total operating expenses	119,876	108,147

Operating Income	38,942	57,105

Other Income and Expenses
Interest expense	(11,616)	(11,532)
Interest income	837	857
Other, net	704	1,104
Total other income and expenses, net	(10,075)	(9,571)

Income before income tax expense	28,867	47,534

Income tax expense	6,329	18,422

Net Income	$22,538	$29,112

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$22,538	$29,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,885	18,952
Provision for doubtful accounts	331	342
Deferred income taxes and investment tax credits	(2,192)	6,234
Stock-based compensation expense	1,326	1,356
Gain on sale of assets	—	(8,301)
Other — net	79	(566)
Changes in assets and liabilities:
Accounts receivable — customers	(835)	(6,408)
Unbilled receivable	745	(559)
Other accounts receivable	2,830	(29)
Materials and supplies	(107)	(713)
Prepayments and other assets	(460)	(625)
Regulatory assets	12,240	(3,855)
Accounts payable	(2,310)	3,290
Intercompany receivable/payable	26	(643)
Income taxes receivable/payable from/to Parent	7,606	25,125
Accrued pension and other post-retirement benefits	2,495	2,864
Other liabilities	(2,603)	(3,000)
Net cash provided	60,594	62,576

Cash Flows From Investing Activities:
Capital expenditures	(53,510)	(45,278)
Proceeds from sale of assets	—	34,324
Other investing activities	98	232
Net cash used	(53,412)	(10,722)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	3,343	5,144
Refunds on advances for construction	(2,616)	(2,868)
Retirement or repayments of long-term debt	(197)	(191)
Net change in intercompany borrowings	15,000	(51,500)
Dividends paid	(18,750)	—
Other financing activities	(1,053)	(1,104)
Net cash used	(4,273)	(50,519)

Net increase in cash and cash equivalents	2,909	1,335
Cash and cash equivalents, beginning of period	214	209
Cash and cash equivalents, end of period	$3,123	$1,544

Non-cash transactions:
Accrued payables for investment in utility plant	$16,016	$17,759
Property installed by developers and conveyed	$929	$1,025

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

ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases. In September 2017, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The contract over the 50-year period is subject to annual economic price adjustments. ASUS began operations at Fort Riley in July 2018.
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

GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.0 million during the three months ended June 30, 2018 and 2017, and approximately $2.0 million during the six months ended June 30, 2018 and 2017.

AWR has a $150.0 million syndicated credit facility, which was renewed in May 2018. As of June 30, 2018, AWR had $77.0 million outstanding under this facility. All amounts borrowed under the renewed facility are contractually due in May 2023 pursuant to the new terms and are generally priced off a spread to LIBOR. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. Amounts owed to AWR by GSWC, including for allocated expenses, are included in GSWC's intercompany payable under "Current Liabilities" as of June 30, 2018 and December 31, 2017.

GSWC Long-Term Debt: In March of 2019, $40 million of GSWC's 6.70% senior note will mature. This note has been included in "Current Liabilities" in Registrant's balance sheets as of June 30, 2018. GSWC intends to borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity recognizes revenue when it transfers goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. Registrant adopted this guidance under the modified retrospective approach beginning January 1, 2018. The adoption of this guidance did not have a material impact on its measurement or timing of revenue recognition but requires additional disclosures (see Note 2).

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Prior to this guidance, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses) were aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component continues to be presented as operating costs, while all other components of net benefit cost are presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. Registrant adopted the new guidance beginning January 1, 2018, which did not have a material impact on its financial statements. Registrant used its prior year's disclosure of its pension and other employee benefit plans as an estimation for applying the retrospective presentation requirements of this guidance. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements.

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and end of period cash balances in the statement of cash flows. The adoption of this new guidance in 2018 did not have an impact on Registrant's cash flow statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230)
Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The adoption of this new guidance in 2018 did not have an impact on Registrant's cash flow statements.

In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Registrant will use the practical expedients available under this standard and will not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) any initial direct costs for existing leases, if any. Management has not yet determined the effect of this standard on Registrant's financial statements, which will depend on Registrant’s lease portfolio as of the adoption date.

Note 2 — Revenues from Contracts with Customers

Most of Registrant's revenues are accounted for under the revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)." The adoption of this accounting standard effective January 1, 2018 did not have a material impact on Registrant's measurement or timing of revenue recognition.

GSWC provides water and electric utility services to customers as specified by the CPUC. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which include both quantity-based and flat charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC with an opportunity to recover its costs and earn a reasonable return on its net capital investment. The annual revenue requirements are comprised of operation and maintenance costs, administrative and general costs, depreciation and taxes in amounts authorized by the CPUC and a return on rate base consistent with the capital structure authorized by the CPUC.

Water and electric revenues are recognized over time as customers simultaneously receive and use the utility services provided. Water and electric revenues include amounts billed to customers on a cyclical basis based on meter readings for services provided. Customer bills also include surcharges for cost-recovery activities, which represent CPUC-authorized balancing and memorandum accounts that allow for the recovery of previously incurred operating costs. Revenues from these surcharges result in no impact to earnings as they are offset by corresponding increases in operating expenses to reflect the recovery of the associated costs. Customer payment terms are approximately 20 business days from the billing date. Unbilled revenues are amounts estimated to be billed for usage since the last meter-reading date to the end of the accounting period. Historical customer usage forms the basis for estimating unbilled revenue.

GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities (based on their ordinances) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $894,000 and $937,000 for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.

GSWC revenues tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts for its water segment, and the Base Revenue Requirement Adjustment Mechanism ("BRRAM") regulatory account for its electric segment, are alternative revenue programs accounted for under Accounting Standards Codification ("ASC") Topic 980, Regulated Operations.

For ASUS, performance obligations consist of: (i) performing ongoing operation and maintenance of the water and/or wastewater systems and treatment plants for each military base served, and (ii) performing construction activities (including renewal and replacement capital work) on each military base served. The transaction price for each performance obligation is either delineated in, or initially derived from, the applicable 50-year contract and/or any subsequent contract modifications. Depending on the state in which operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments, which are accounted for on a gross basis and have been immaterial to date.

The ongoing performance of operation and maintenance of the water and/or wastewater systems and treatment plants is viewed as a single performance obligation for each 50-year contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the "right to invoice" practical expedient under ASC Topic 606. ASUS has a right to consideration from the U.S. government in an amount that corresponds directly to the value to the U.S. government of ASUS’s performance completed to date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the 50-year term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S. government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
ASUS's construction activities consist of various projects to be performed. Each of these projects' transaction prices is delineated either in the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project. Each construction project is viewed as a separate, single performance obligation. Therefore, it is generally not necessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the three and six months ended June 30, 2018 from performance obligations satisfied in previous periods were not material.

Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for approximately 90% and 85% of total water and electric revenues, respectively.

For the three and six months ended June 30, 2018, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Water:
Tariff-based revenues	$70,251	$136,026
CPUC-approved surcharges (cost-recovery activities)	728	1,521
Other	453	895
Water revenues from contracts with customers	71,432	138,442
WRAM under-collection (alternative revenue program)	5,301	2,703
Total water revenues	76,733	141,145

Electric:
Tariff-based revenues	7,795	17,814
CPUC-approved surcharges (cost-recovery activities)	63	110
Electric revenues from contracts with customers	7,858	17,924
BRRAM over-collection (alternative revenue program)	(17)	(251)
Total electric revenues	7,841	17,673

Contracted services:
Water	14,233	27,233
Wastewater	8,094	15,578
Contracted services revenues from contracts with customers	22,327	42,811

Total revenues	$106,901	$201,629
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	June 30, 2018	January 1, 2018

Receivable from the U.S. government	$56,261	$40,150
Contract assets	$16,153	$30,388
Contract liabilities	$7,043	$3,911
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
Contract Assets - Contract assets are those of ASUS and consist of unbilled revenues recognized from work-in-progress construction projects where the right to payment is conditional on something other than the passage of time. The classification of this asset as current or noncurrent is based on the timing of when ASUS expects to bill these amounts.
Contract Liabilities - Contract liabilities are those of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue.
Revenue for the three and six months ended June 30, 2018 that were included in contract liabilities at the beginning of the period were $2.6 million and $1.9 million, respectively.
As of June 30, 2018, Registrant's aggregate remaining performance obligations, all of which are for the contracted services segment, was $3.1 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining terms from each of the 50-year contracts, which range from 36 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.

Note 3 — Regulatory Matters:

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2018, Registrant had approximately $59.4 million of regulatory liabilities, net of regulatory assets not accruing carrying costs. Of this amount, (i) $82.1 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $16.5 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $33.9 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $1.7 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.

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

(dollars in thousands)	June 30, 2018	December 31, 2017
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$29,604	$29,556
Costs deferred for future recovery on Aerojet case	10,272	10,656
Pensions and other post-retirement obligations (Note 8)	31,705	33,019
Derivative unrealized loss (Note 5)	1,710	2,941
Low income rate assistance balancing accounts	4,982	5,972
General rate case memorandum accounts	8,241	10,522
Excess deferred income taxes (Note 7)	(82,128)	(83,231)
Flow-through taxes, net (Note 7)	(16,508)	(17,716)
Other regulatory assets	15,677	14,875
Various refunds to customers	(14,354)	(4,552)
Total	$(10,799)	$2,042
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
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2017. For the three months ended June 30, 2018 and 2017, surcharges (net of surcredits) of approximately $5.6 million and $9.5 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the six months ended June 30, 2018 and 2017, surcharges (net of surcredits) of approximately $9.8 million and $13.4 million, respectively, were billed to customers. During the six months ended June 30, 2018, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $9.9 million due to higher than adopted supply costs as well as lower than adopted customer water usage. As of June 30, 2018, GSWC had an aggregated regulatory asset of $29.6 million, which is comprised of a $6.6 million under-collection in the WRAM accounts and a $23.0 million under-collection in the MCBA accounts.

Other Regulatory Matters:
Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water segment’s adopted revenue requirement is being captured in a memorandum account effective January 1, 2018. For the three and six months ended June 30, 2018, approximately $3.7 million and $6.4 million, respectively, of reduced water-revenue requirements were tracked and recorded as a regulatory liability, which were offset by decreases in income tax expense. In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas.
The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower corporate tax rate. As a result, for the three and six months ended June 30, 2018, GSWC reduced electric revenues by approximately $356,000 and $723,000, respectively, and recorded a corresponding regulatory liability that will be satisfied as part of implementing overall new rates from the general rate case retroactive to January 1, 2018.
Reductions in the water and electric revenue requirements resulting from the impacts of the Tax Act are offset by decreases in GSWC's income tax expense, resulting in no material impact to earnings (see Note 7).
Cost of Capital Proceeding:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other water utilities for the years 2018 - 2020. Among other things, the final decision adopted for GSWC's water segment a return on equity of 8.90%, with a return on rate base of 7.91%. The previously authorized return on equity for GSWC’s water segment was 9.43%, with a return on rate base of 8.34%. Including the effects of the Tax Act, the lower return on equity and rate base is expected to decrease GSWC’s annual adopted revenue requirement beginning in 2018 by approximately $3.6 million million. In April 2018, GSWC implemented new water rates to incorporate the cost of capital decision. For the six months ended June 30, 2018, GSWC recorded a regulatory liability with a corresponding decrease in water revenues of approximately $952,000 representing the revenue difference between the old and new cost of capital rates through April 2018.

Note 4 — Earnings per Share/Capital Stock:
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$16,348	$22,792	27,130	35,493
Less: (a) Distributed earnings to common shareholders	9,367	8,861	18,729	17,715
Distributed earnings to participating securities	51	48	96	91
Undistributed earnings	6,930	13,883	8,305	17,687

(b) Undistributed earnings allocated to common shareholders	6,894	13,807	8,263	17,597
Undistributed earnings allocated to participating securities	36	76	42	90

Total income available to common shareholders, basic (a) + (b)	$16,261	$22,668	$26,992	$35,312

Weighted average Common Shares outstanding, basic	36,733	36,624	36,723	36,607

Basic earnings per Common Share	$0.44	$0.62	$0.74	$0.96
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At June 30, 2018 and 2017, there were 47,792 and 91,634 options outstanding, respectively, under these plans. At June 30, 2018 and 2017, there were also 204,909 and 208,059 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Common shareholders earnings, basic	$16,261	$22,668	$26,992	$35,312
Undistributed earnings for dilutive stock-based awards	36	76	42	90
Total common shareholders earnings, diluted	$16,297	$22,744	$27,034	$35,402

Weighted average common shares outstanding, basic	36,733	36,624	36,723	36,607
Stock-based compensation (1)	179	201	173	192
Weighted average common shares outstanding, diluted	36,912	36,825	36,896	36,799

Diluted earnings per Common Share	$0.44	$0.62	$0.73	$0.96

(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 47,792 and 91,634 stock options at June 30, 2018 and 2017, respectively, were deemed to be outstanding in accordance with the accounting guidance on earnings per share.  All of the 204,909 and 208,059 restricted stock units at June 30, 2018 and 2017, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017.

No stock options outstanding at June 30, 2018 had an exercise price greater than the average market price of AWR’s Common Shares for the three and six months ended June 30, 2018. There were no stock options outstanding at June 30, 2018 or 2017 that were anti-dilutive.

During the six months ended June 30, 2018 and 2017, AWR issued 52,712 and 73,398 Common Shares, for approximately $340,000 and $524,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.

During the three months ended June 30, 2018 and 2017, AWR paid quarterly dividends of approximately $9.4 million, or $0.255 per share, and $8.9 million, or $0.242 per share, respectively. During the six months ended June 30, 2018 and 2017, AWR paid quarterly dividends to shareholders of approximately $18.7 million, or $0.51 per share, and $17.7 million, or $0.484 per share, respectively.
Note 5 — Derivative Instruments:
Derivative financial instruments are used to manage exposure to commodity price risk. Commodity price risk represents the potential impact that can be caused by a change in the market value of a commodity. BVES purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to immediately execute new long-term purchased power contracts with energy providers. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three-and five-year terms depending on the amount of power and the period during which the power is purchased under the contracts.
BVES's long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the term of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of June 30, 2018, there was a $1.7 million unrealized loss in the memorandum account for the purchased power contracts as a result of the drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2018 was approximately 149,000 megawatt hours.
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
To value the contracts, Registrant applies the Black-76 model, utilizing various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for these derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instruments.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and six months ended June 30, 2018 and 2017:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Fair value at beginning of the period	$(2,625)	$(5,460)	$(2,941)	$(4,901)
Unrealized gain on purchased power contracts	915	967	1,231	408
Fair value at end of the period	$(1,710)	$(4,493)	$(1,710)	$(4,493)

Note 6 — Fair Value of Financial Instruments:
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $15.3 million as of June 30, 2018. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2018 and December 31, 2017 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2018 valuation increased as compared to December 31, 2017, decreasing the fair value of long-term debt as of June 30, 2018. Changes in the assumptions will produce different results.

	June 30, 2018		December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$325,069	$393,172	$325,265	$424,042
___________________
(1) Excludes debt issuance costs and redemption premiums.
Note 7 — Income Taxes:
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective tax rate (“ETR”) was 21.2% and 38.6% for the three months ended June 30, 2018 and 2017, respectively, and was 20.4% and 37.4% for the six months ended June 30, 2018 and 2017, respectively. GSWC's ETR was 23.6% and 39.8% for the three months ended June 30, 2018 and 2017, respectively, and was 21.9% and 38.8% for the six months ended June 30, 2018 and 2017, respectively. Both decreases were due primarily to the reduction in the federal corporate income tax rate.
AWR's ETR differed from the new federal statutory rate primarily as a result of the differences between GSWC's ETR and the new federal statutory rate. These differences resulted primarily from: (i) state taxes, (ii) permanent differences including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and six months ended June 30, 2018 and 2017, (iii) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses), and (iv) commencement of the amortization of the excess deferred income tax liability brought about by the lower federal corporate income tax rate. There were no material updates to the excess deferred income tax liability balance during the three and six months ended June 30, 2018 in accordance with Staff Accounting Bulletin 118.

Note 8 — Employee Benefit Plans:
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and the supplemental executive retirement plan ("SERP") for the three and six months ended June 30, 2018 and 2017 are as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefits Cost:
Service cost	$1,269	$1,249	$57	$59	$274	$232
Interest cost	1,903	1,985	72	85	222	223
Expected return on plan assets	(2,795)	(2,240)	(123)	(122)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	3
Amortization of actuarial (gain) loss	283	253	(182)	(170)	262	194
Net periodic pension cost under accounting standards	660	1,247	(176)	(148)	758	652
Regulatory adjustment — deferred	—	92	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$660	$1,339	$(176)	$(148)	$758	$652

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefits Cost:
Service cost	$2,670	$2,500	$114	$118	$548	$464
Interest cost	3,824	3,952	144	170	444	446
Expected return on plan assets	(5,586)	(4,850)	(246)	(244)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	6
Amortization of actuarial (gain) loss	628	462	(364)	(340)	524	388
Net periodic pension cost under accounting standards	1,536	2,064	(352)	(296)	1,516	1,304
Regulatory adjustment — deferred	—	525	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,536	$2,589	$(352)	$(296)	$1,516	$1,304
In accordance with new accounting guidance (Note 1), effective January 1, 2018, Registrant changed the financial statement presentation for the costs of its defined benefit pension plans and other retirement benefits. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements. Prior period amounts have been reclassified on the income statements to conform to the current-period presentation.
In July 2018, Registrant contributed $1.0 million to its pension plan, and expects to contribute $6.1 million in total to its pension plan during 2018.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2018, GSWC had a $2.2 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).

Note 9 — Contingencies and Gain on Sale of Assets

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
Ojai Water System and Gain on Sale of Assets:
Pursuant to a settlement agreement, on June 8, 2017, Casitas Municipal Water District (“Casitas”) acquired the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for $34.3 million in cash, including payments for customer receivables and regulatory assets. As a result of this transaction, GSWC recorded a pretax gain of $8.3 million on the sale of the Ojai water system during the second quarter of 2017. The terms of the settlement agreement resolved the eminent domain action and dismissed all claims against GSWC brought by Casitas and another third party.

Environmental Clean-Up and Remediation:
GSWC has been involved in environmental remediation and cleanup at a plant site ("Chadron Plant") that contained an underground storage tank that had been used to store gasoline for its vehicles. The tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at the site.  Analyses indicate that off-site monitoring wells may be necessary to document the effectiveness of remediation.
As of June 30, 2018, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.5 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2018, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

All activities of GSWC, a rate-regulated utility, are located within California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.

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

	As Of And For The Three Months Ended June 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$76,733	$7,841	$22,327	$—	$106,901
Operating income (loss)	21,244	1,401	2,925	(2)	25,568
Interest expense, net	5,047	353	(71)	83	5,412
Utility plant	1,166,867	60,504	11,418	—	1,238,789
Depreciation and amortization expense (1)	8,866	564	580	—	10,010
Income tax expense (benefit)	3,909	305	705	(532)	4,387
Capital additions	24,768	1,150	2,500	—	28,418

	As Of And For The Three Months Ended June 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$80,734	$7,612	$24,849	$—	$113,195
Operating income (loss) (2)	33,695	1,534	6,800	(3)	42,026
Interest expense, net	4,805	350	82	69	5,306
Utility plant	1,093,104	56,371	5,728	—	1,155,203
Depreciation and amortization expense (1)	8,858	536	253	—	9,647
Income tax expense (benefit)	11,710	439	2,347	(189)	14,307
Capital additions	20,593	978	331	—	21,902

	As Of And For The Six Months Ended June 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$141,145	$17,673	$42,811	$—	$201,629
Operating income (loss)	35,302	3,640	5,322	(5)	44,259
Interest expense, net	10,056	723	(137)	157	10,799
Utility plant	1,166,867	60,504	11,418	—	1,238,789
Depreciation and amortization expense (1)	17,635	1,129	912	—	19,676
Income tax expense (benefit)	5,558	771	1,259	(637)	6,951
Capital additions	51,386	2,124	5,272	—	58,782

	As Of And For The Six Months Ended June 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$147,138	$18,114	$46,753	$—	$212,005
Operating income (loss) (2)	52,792	4,313	9,504	(7)	66,602
Interest expense, net	9,950	725	156	121	10,952
Utility plant	1,093,104	56,371	5,728	—	1,155,203
Depreciation and amortization expense (1)	17,759	1,073	498	—	19,330
Income tax expense (benefit)	17,195	1,227	3,208	(468)	21,162
Capital additions	43,577	1,701	618	—	45,896
(1)     Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $61,000 and $59,000 for the three months ended June 30, 2018 and 2017, respectively, and $121,000 and $120,000 for the six months ended June 30, 2018 and 2017, respectively.

(2) Adjusted to conform to current-year presentation pursuant to the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2018	2017
Total utility plant	$1,238,789	$1,155,203
Other assets	202,333	307,450
Total consolidated assets	$1,441,122	$1,462,653

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
Cost of Capital Proceeding for GSWC's Water Segment:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) a return on equity of 8.90%, (ii) a cost of debt of 6.6%, (iii) a capital structure with 57% equity and 43% debt, (iv) a return on rate base of 7.91%, and (v) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized return on equity and equity ratio for its water segment were 9.43% and 55%, respectively, with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.6%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. The effects of the Tax Cuts and Jobs Act ("Tax Act") discussed below and the lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or $0.07 per share.
Contracted Services Operations - Fort Riley:
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period. The contract was awarded by the U.S. government in September 2017 with an initial value of $601 million over a 50-year period, subject to adjustments for the actual inventory level to be managed and the lower federal corporate income tax rate effective January 1, 2018 resulting from the Tax Act. The 50-year contract will also be subject to annual economic price adjustments. With the addition of Fort Riley, ASUS serves 11 military bases in the United Sates, including four of the largest military installations: Fort Bragg, Fort Bliss, Eglin Air Force Base and Fort Riley.
Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water segment’s adopted revenue requirement is being captured in a memorandum account effective January 1, 2018. Accordingly, for the three and six months ended June 30, 2018, approximately $3.7 million and $6.4 million, respectively, of reduced water-revenue requirements were added to the memorandum account and recorded as a regulatory liability, which were offset by decreases in income tax expense. As a result, there was no material impact to net earnings for the three and six months ended June 30, 2018. In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. On July 1, 2018, new lower water rates, which incorporate the new federal corporate income tax rate, were implemented for all water ratemaking areas. The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower corporate tax rate. As a result, for the three and six months ended June 30, 2018, GSWC reduced electric revenues by approximately $356,000 and $723,000, respectively, which were offset by a decrease in income tax expense, resulting in no earnings impact.

In addition to lowering customer rates, GSWC expects the Tax Act to reduce property-related deferred tax liabilities. Property-related deferred tax liabilities reduce GSWC's rate base. As new plant is placed in service, the lower federal corporate tax rate will result in lower deferred tax liabilities. As a result of the lower federal tax rate and elimination of bonus depreciation by the Tax Act, GSWC expects that its rate base and earnings will increase for the same level of expected capital expenditures. This increase is expected to be partially offset by higher financing costs arising from a greater need to fund capital expenditures through the issuance of debt and/or equity due to lower cash flows from operating activities.
During the second quarter of 2018, the U.S. government issued contract modifications for three of ASUS's 50-year contracts addressing the impacts of the Tax Act. The modifications did not result in a significant impact to ASUS's results during the second quarter of 2018. Contract modifications to address most of the remaining 50-year contracts are pending and are expected during the third quarter of 2018.
Summary of Second Quarter Results by Segment
     The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2018	6/30/2017	CHANGE
Water, excluding one-time gain on sale of Ojai water system	$0.35	$0.35	$—
Electric	0.02	0.02	—
Contracted services	0.06	0.12	(0.06)
AWR (parent)	0.01	—	0.01
Consolidated diluted earnings per share, adjusted	0.44	0.49	(0.05)
Gain on sale of Ojai water system	—	0.13	(0.13)
Consolidated diluted earnings per share, as reported	$0.44	$0.62	$(0.18)
Water Segment:
Included in the results for the three months ended June 30, 2017 was the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system in June of 2017, with no similar gain recorded in 2018. Excluding this one-time gain, diluted earnings per share at the water segment for both the three month periods ended June 30, 2018 and 2017 were $0.35 per share. Without the effects of the Tax Act and billed surcharges, both of which have no material impact to earnings, the water gross margin was relatively flat during the second quarter of 2018 as compared to the second quarter of 2017. The CPUC-approved third-year rate increases effective January 1, 2018 were mostly offset by the cessation of the Ojai operations in June of 2017, as well as the revenue impact from the lower authorized returns in the cost of capital proceeding effective in 2018. Before reflecting the effects of the new cost of capital authorized by the CPUC and the Tax Act, third-year rate increases are expected to add approximately $4.5 million to the 2018 full year adopted water gross margin (net of the cessation of the Ojai system). Overall operating expenses at the water segment (other than supply costs) were also flat during the second quarter of 2018 as compared to 2017 due, in part, to the cessation of the Ojai operations.
Electric Segment:
For the three months ended June 30, 2018 and 2017, diluted earnings from the electric segment were $0.02 per share. GSWC filed its electric general rate case in May 2017 for new rates in the years 2018-2021. Year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case, which is expected later in 2018 and retroactive to January 1, 2018.
Contracted Services Segment:
For the three months ended June 30, 2018, diluted earnings per share from the contracted services segment decreased by $0.06 per share as compared to the same period in 2017. Included in the results for the three months ended June 30, 2017, was the effect of the U.S. government-approved third price redetermination for Fort Bragg in North Carolina, retroactive to March 2016. Of the approved increase in management fee revenue, approximately $1.3 million, or $0.02 per share, related to periods prior to the second quarter of 2017. There were no similar retroactive revenues recorded for the same period in 2018. Excluding the effects of the retroactive revenues, diluted earnings per share from the contracted services segment decreased by $0.04 per share as compared to the same period in 2017 due primarily to an overall decrease in construction revenue. ASUS expects overall construction revenue to increase during the remainder of 2018 as compared to the first half of 2018. This decrease in construction revenue was partially offset by an increase in management fee revenue mostly due to the commencement of the water and wastewater operations by ASUS at Eglin Air Force Base ("Eglin") in June 2017.
AWR (parent):
Diluted earnings from AWR (parent) increased by $0.01 per share during three months ended June 30, 2018 as compared to the same period in 2017 mostly due to lower state taxes.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2018	6/30/2017	CHANGE
Water, excluding one-time gain on sale of Ojai water system	$0.55	$0.60	$(0.05)
Electric	0.06	0.06	—
Contracted services	0.11	0.16	(0.05)
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, adjusted	0.73	0.83	(0.10)
Gain on sale of Ojai water system	—	0.13	(0.13)
Consolidated diluted earnings per share, as reported	$0.73	$0.96	$(0.23)
Water Segment:
Included in earnings for the first six months of 2017 was the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system in June of 2017, with no similar gain in 2018. Also included in earnings for the first six months of 2017 was the recovery of incremental drought-related items approved by the CPUC in February 2017 resulting in an increase to pretax earnings of $1.5 million, or $0.02 per share in 2017, which did not recur in 2018. Approximately $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue. Excluding the effects of both items, diluted earnings per share from the water segment for the six months ended June 30, 2018 decreased by $0.03 per share due to the following items (excluding the effects of the Tax Act and surcharges, which also have no material impact to earnings):

•
A decrease in the water gross margin, which reduced net earnings by approximately $0.01 per share. This decrease was due, in part, to the cessation of the Ojai operations in June of 2017, as well as the revenue impact from the lower authorized returns in the cost of capital proceeding approved by the CPUC effective in 2018. These decreases were partially offset by the impact of third-year rate increases effective January 1, 2018.

•
An overall increase in operating expenses (excluding supply costs) lowered net earnings by approximately $0.01 per share resulting primarily from higher conservation and regulatory expenses, unplanned maintenance, depreciation, and property taxes, as compared to the same period in 2017.

•
Losses incurred due to market conditions during the six months ended June 30, 2018 on Registrant's investments held to fund a retirement benefit plan, as compared to gains generated in the same period of 2017, negatively impacted earnings by $0.01 per share.

Electric Segment:
For the six months ended June 30, 2018 and 2017, diluted earnings from the electric segment were $0.06 per share. Year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case, which is expected later in 2018 and retroactive to January 1, 2018.
Contracted Services Segment:
For the six months ended June 30, 2018, diluted earnings per share from the contracted services segment were $0.11 per share as compared to $0.16 per share for the same period in 2017. As previously discussed, included in the results for the six months ended June 30, 2017 were retroactive revenues resulting from the approval of the third price redetermination at Fort Bragg, which totaled approximately $1.0 million, or $0.02 per share, related to periods prior to 2017. Excluding this retroactive amount, diluted earnings per share from the contracted services segment were $0.11 per share as compared to $0.14 per share for the same period in 2017, a decrease of $0.03 per share. The decrease in contracted services earnings was due to overall lower construction revenue and higher operating expenses. ASUS expects construction revenue to increase during the remainder of 2018 as compared to the first half of 2018.ASUS assumed operations of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, on July 1, 2018 pursuant to the terms of a 50-year contract awarded in September 2017. There had been operating expenses associated with transition activity at Fort Riley since the contract was awarded in September 2017, partially offset by transition revenue earned under the 50-year contract.
The decreases in contracted services earnings discussed above were partially offset by (i) the successful resolution of various price adjustments during 2017, and (ii) earnings generated from Eglin upon the commencement of the operation of its water and wastewater systems by ASUS in June 2017.
The following discussion and analysis for the three and six months ended June 30, 2018 and 2017 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$76,733	$80,734	$(4,001)	(5.0)%
Electric	7,841	7,612	229	3.0%
Contracted services	22,327	24,849	(2,522)	(10.1)%
Total operating revenues	106,901	113,195	(6,294)	(5.6)%

OPERATING EXPENSES
Water purchased	16,608	17,937	(1,329)	(7.4)%
Power purchased for pumping	2,231	2,157	74	3.4%
Groundwater production assessment	4,534	4,931	(397)	(8.1)%
Power purchased for resale	2,384	2,308	76	3.3%
Supply cost balancing accounts	(2,029)	(5,293)	3,264	(61.7)%
Other operation	7,782	8,172	(390)	(4.8)%
Administrative and general	20,213	20,248	(35)	(0.2)%
Depreciation and amortization	10,010	9,647	363	3.8%
Maintenance	3,670	3,606	64	1.8%
Property and other taxes	4,372	4,345	27	0.6%
ASUS construction	11,576	11,412	164	1.4%
Gain on sale of assets	(18)	(8,301)	8,283	(99.8)%
Total operating expenses	81,333	71,169	10,164	14.3%

OPERATING INCOME	25,568	42,026	(16,458)	(39.2)%

OTHER INCOME AND EXPENSES
Interest expense	(6,048)	(5,926)	(122)	2.1%
Interest income	636	620	16	2.6%
Other, net	579	379	200	52.8%
	(4,833)	(4,927)	94	(1.9)%

INCOME BEFORE INCOME TAX EXPENSE	20,735	37,099	(16,364)	(44.1)%
Income tax expense	4,387	14,307	(9,920)	(69.3)%

NET INCOME	$16,348	$22,792	$(6,444)	(28.3)%

Basic earnings per Common Share	$0.44	$0.62	$(0.18)	(29.0)%

Fully diluted earnings per Common Share	$0.44	$0.62	$(0.18)	(29.0)%

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

Water
For the three months ended June 30, 2018, revenues from water operations decreased $4.0 million to $76.7 million as compared to the same period in 2017. This decrease was primarily due to: (i) downward adjustments to revenue to offset lower income tax expense, thus no impact to earnings, as a result of the Tax Act which reduced the federal corporate income tax rate, (ii) the cessation of Ojai operations as a result of the sale of that water system in June 2017 under an eminent domain action, (iii) a lower authorized rate of return approved by the CPUC in the March 2018 final decision on the water cost of capital application, and (iv) decreases related to the expiration of various surcharges. Surcharge revenues are offset by a corresponding increase in operating expenses (primarily administrative and general), resulting in no impact to earnings. These decreases were partially offset by CPUC-approved third-year rate increases effective January 1, 2018.
 Billed water consumption for the second quarter of 2018 decreased by approximately 2% as compared to the same period in 2017. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric
For the three months ended June 30, 2018, revenues from electric operations increased slightly to $7.8 million as compared to $7.6 million for the same period in 2017. In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates in years 2018 through 2021. Pending a decision on this general rate case, which will be effective retroactive to January 1, 2018, year-to-date 2018 billed revenues have been based on 2017 adopted rates.
Billed electric usage increased 2% during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  Due to the CPUC approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems and treatment plants at various military bases.  For the three months ended June 30, 2018, revenues from contracted services decreased $2.5 million to $22.3 million as compared to $24.8 million for the same period in 2017. In June 2017, the U.S. government approved the third price redetermination for Fort Bragg, resulting in the recording of $1.3 million in management fees related to periods prior to the second quarter of 2017. There were no similar retroactive revenues recorded during 2018. In addition, there was a decrease in overall construction revenue during the second quarter of 2018 as compared to the same period in 2017. ASUS expects construction revenue to increase during the remainder of 2018 as compared to the first half of 2018. Excluding the impact of the retroactive management fee revenues recorded in 2017, the decrease in construction revenue was partially offset by an increase in management fee revenue mostly due to the commencement of the water and wastewater operations at Eglin in June 2017.

ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During 2018, ASUS has been awarded $14.3 million in new construction projects, the majority of which are expected to be completed during 2018. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 29.2% and 31.0% of total operating expenses for the three months ended June 30, 2018 and 2017, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2018 and 2017 (dollar amounts in thousands). As previously discussed, water and electric revenues for the three months ended June 30, 2018 were adjusted downward by $3.7 million and $356,000, respectively, to reflect the effects of the Tax Act, but had no significant impact to earnings due to a corresponding decrease in water and electric income tax expense. Furthermore, there was a decrease in surcharges of $1.4 million recorded in water revenues, which also did not impact water earnings. Surcharges are recorded to revenues when billed to customer and are offset by a corresponding increase in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$76,733	$80,734	$(4,001)	(5.0)%
WATER SUPPLY COSTS:
Water purchased (1)	$16,608	$17,937	$(1,329)	(7.4)%
Power purchased for pumping (1)	2,231	2,157	74	3.4%
Groundwater production assessment (1)	4,534	4,931	(397)	(8.1)%
Water supply cost balancing accounts (1)	(2,471)	(5,727)	3,256	(56.9)%
TOTAL WATER SUPPLY COSTS	$20,902	$19,298	$1,604	8.3%
WATER GROSS MARGIN (2)	$55,831	$61,436	$(5,605)	(9.1)%

ELECTRIC OPERATING REVENUES (1)	$7,841	$7,612	$229	3.0%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,384	$2,308	$76	3.3%
Electric supply cost balancing accounts (1)	442	434	8	1.8%
TOTAL ELECTRIC SUPPLY COSTS	$2,826	$2,742	$84	3.1%
ELECTRIC GROSS MARGIN (2)	$5,015	$4,870	$145	3.0%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(2,029,000) and $(5,293,000) for the three months ended June 30, 2018 and 2017, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for the three months ended June 30, 2018 and 2017 were 40% and 43% respectively, as compared to the adopted percentage of approximately 29% for the three months ended June 30, 2018 and 2017. The higher actual percentages of purchased water as compared to the adopted percentages resulted from an increase in purchase water costs due to several wells being out of service.
Purchased water costs for the three months ended June 30, 2018 decreased to $16.6 million as compared to $17.9 million for the same period in 2017 primarily due to a decrease in water usage, as well as a lower supply mix percentage of purchased water versus pumped water. These decreases were partially offset by an increase in wholesale water costs as compared to the three months ended June 30, 2017.
Groundwater production assessments decreased $397,000 due to a decrease in customer usage, partially offset by an increase in pump tax rates as compared to the same period in 2017.
The under-collection in the water supply cost balancing account decreased $3.3 million during the three months ended June 30, 2018 as compared to the same period in 2017 due to the lower supply mix percentage of purchased water versus pumped water.
For the three months ended June 30, 2018, the cost of power purchased for resale to BVES' customers increased slightly to $2.4 million, as compared to $2.3 million for the three months ended June 30, 2017, due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $74.22 for the three months ended June 30, 2017 to $85.17 for the same period in 2018.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2018 and 2017, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,765	$6,439	$(674)	(10.5)%
Electric Services	654	657	(3)	(0.5)%
Contracted Services	1,363	1,076	287	26.7%
Total other operation	$7,782	$8,172	$(390)	(4.8)%
     For the three months ended June 30, 2018, other operation expenses for the water segment decreased by $674,000 primarily as a result of differences in timing of (i) annual public water system fees paid to the state of California, and (ii) water filter and treatment costs as compared to the three months ended June 30, 2017.
For the three months ended June 30, 2018, other operation expenses for the contracted services segment increased due primarily to higher labor costs, as well as transition costs for Fort Riley incurred prior to the commencement of operations on July 1, 2018. ASUS was awarded the 50-year contract to serve Fort Riley in September 2017. This new 50-year contract provided for some transition revenue to cover such costs.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$13,329	$14,134	$(805)	(5.7)%
Electric Services	1,849	1,723	126	7.3%
Contracted Services	5,033	4,389	644	14.7%
AWR (parent)	2	2	—	—%
Total administrative and general	$20,213	$20,248	$(35)	(0.2)%

During the three months ended June 30, 2018, administrative and general expenses for the water segment decreased $805,000 due to a $1.2 million decrease in surcharges, which expired during the second quarter of 2018. The decrease in revenues and water gross margin from these surcharges is offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to earnings. Excluding the decrease in billed surcharges, during the three months ended June 30, 2018 administrative and general expenses for the water segment increased by $395,000 due primarily to higher legal fees and other outside services costs, which can fluctuate period-over-period.
For the three months ended June 30, 2018, administrative and general expenses for the electric segment increased by $126,000 due to higher regulatory costs in connection with the pending electric general rate case.

For the three months ended June 30, 2018, administrative and general expenses for contracted services increased by $644,000 due primarily to an increase in labor and other employee-related benefits, including costs for Eglin Air Force Base and Fort Riley, which ASUS began operating on June 15, 2017 and July 1, 2018, respectively. ASUS had incurred transition costs at Fort Riley since being awarded the contract in September 2017. This 50-year contract provided for some transition revenue to cover such costs.

Depreciation and Amortization
For the three months ended June 30, 2018 and 2017, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$8,866	$8,858	$8	0.1%
Electric Services	564	536	28	5.2%
Contracted Services	580	253	327	129.2%
Total depreciation and amortization	$10,010	$9,647	$363	3.8%

Depreciation expense increased by $363,000 during the three months ended June 30, 2018, due to an increase in fixed assets in the contracted services segment.

Maintenance
For the three months ended June 30, 2018 and 2017, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$2,878	$2,883	$(5)	(0.2)%
Electric Services	292	166	126	75.9%
Contracted Services	500	557	(57)	(10.2)%
Total maintenance	$3,670	$3,606	$64	1.8%
     Maintenance expense for the electric segment increased by $126,000 due to tree trimming and other fire prevention maintenance costs incurred largely as a result of new fire regulations recently adopted by the CPUC. The new regulations are intended to enhance the fire safety of overhead electric power lines and communication lines located in high fire-threat areas. BVES will continue incurring additional costs as a result of these new regulations. The CPUC has authorized BVES to maintain a memorandum account to track these additional costs incurred for possible future recovery.
Property and Other Taxes
For the three months ended June 30, 2018 and 2017, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$3,749	$3,729	$20	0.5%
Electric Services	255	253	2	0.8%
Contracted Services	368	363	5	1.4%
Total property and other taxes	$4,372	$4,345	$27	0.6%

ASUS Construction
For the three months ended June 30, 2018, construction expenses for contracted services were $11.6 million, increasing slightly compared to the same period in 2017. Construction costs for the second half of 2018 are expected to be higher than the first half of 2018 due to an anticipated increase in construction activity.
Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system for $34.3 million resulting in a pretax gain of $8.3 million recorded in the second quarter of 2017.

Interest Expense
For the three months ended June 30, 2018 and 2017, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,491	$5,422	$69	1.3%
Electric Services	366	353	13	3.7%
Contracted Services	107	82	25	30.5%
AWR (parent)	84	69	15	21.7%
Total interest expense	$6,048	$5,926	$122	2.1%
     The increase in interest expense is due to higher borrowings on the revolving credit facility as compared to the second quarter of 2017. Registrant expects to continue borrowing on its revolving credit facility to fund operations and a portion of its capital expenditures.

Interest Income
For the three months ended June 30, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$444	$617	$(173)	(28.0)%
Electric Services	13	3	10	333.3%
Contracted Services	178	—	178	—%
AWR (parent)	1	—	1	—%
Total interest income	$636	$620	$16	2.6%

The decrease in interest income for the water segment is due to the collection during the second quarter of 2017 of certain amounts from developers previously owed to GSWC. The increase in interest income for contracted services during the three months ended June 30, 2018, was due to Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach. As a result of this adoption, certain funds received by the contracted services segment from the U.S. government during the three months ended June 30, 2018 have been recorded to interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.
Other, net
For the three months ended June 30, 2018, other income increased by $200,000 due primarily to a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits, as compared to the same period in 2017. In accordance with new accounting guidance, effective January 1, 2018, Registrant changed the financial statement presentation for net periodic benefits cost, whereby all components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net.”

Income Tax Expense
For the three months ended June 30, 2018 and 2017, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$3,909	$11,710	$(7,801)	(66.6)%
Electric Services	305	439	(134)	(30.5)%
Contracted Services	705	2,347	(1,642)	(70.0)%
AWR (parent)	(532)	(189)	(343)	181.5%
Total income tax expense	$4,387	$14,307	$(9,920)	(69.3)%

Consolidated income tax expense for the three months ended June 30, 2018 decreased by $9.9 million due primarily to a decrease in the federal corporate income tax rate as a result of the Tax Act, as well as a decrease in pretax income, which included the pretax gain recognized on the sale of GSWC's Ojai water system in June 2017. AWR's consolidated effective income tax rate ("ETR") was 21.2% for the three months ended June 30, 2017 as compared to 38.6% for the three months ended June 30, 2017. GSWC's ETR decreased to 23.6% for the three months ended June 30, 2018 as compared to 39.8% applicable to the three months ended June 30, 2017. Both decreases were due primarily to the reduction in the federal corporate income tax rate from 35% to 21%.

Consolidated Results of Operations — Six Months Ended June 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$141,145	$147,138	$(5,993)	(4.1)%
Electric	17,673	18,114	(441)	(2.4)%
Contracted services	42,811	46,753	(3,942)	(8.4)%
Total operating revenues	201,629	212,005	(10,376)	(4.9)%

OPERATING EXPENSES
Water purchased	30,215	30,043	172	0.6%
Power purchased for pumping	3,924	3,754	170	4.5%
Groundwater production assessment	9,185	8,306	879	10.6%
Power purchased for resale	5,792	5,408	384	7.1%
Supply cost balancing accounts	(5,898)	(7,042)	1,144	(16.2)%
Other operation	15,770	14,332	1,438	10.0%
Administrative and general	40,506	40,696	(190)	(0.5)%
Depreciation and amortization	19,676	19,330	346	1.8%
Maintenance	7,499	7,070	429	6.1%
Property and other taxes	9,171	8,911	260	2.9%
ASUS construction	21,548	22,896	(1,348)	(5.9)%
Gain on sale of assets	(18)	(8,301)	8,283	(99.8)%
Total operating expenses	157,370	145,403	11,967	8.2%

OPERATING INCOME	44,259	66,602	(22,343)	(33.5)%

OTHER INCOME AND EXPENSES
Interest expense	(11,971)	(11,831)	(140)	1.2%
Interest income	1,172	879	293	33.3%
Other, net	621	1,005	(384)	(38.2)%
	(10,178)	(9,947)	(231)	2.3%

INCOME BEFORE INCOME TAX EXPENSE	34,081	56,655	(22,574)	(39.8)%
Income tax expense	6,951	21,162	(14,211)	(67.2)%

NET INCOME	$27,130	$35,493	$(8,363)	(23.6)%

Basic earnings per Common Share	$0.74	$0.96	$(0.22)	(22.9)%

Fully diluted earnings per Common Share	$0.73	$0.96	$(0.23)	(24.0)%

Operating Revenues:

Water
For the six months ended June 30, 2018, revenues from water operations decreased $6.0 million to $141.1 million as compared to the same period in 2017. This decrease was primarily due to: (i) downward adjustments to water revenue to offset lower income tax expense, thus no impact to earnings, as a result of the Tax Act which reduced the federal corporate income tax rate, (ii) the cessation of Ojai operations as a result of the sale of that water system in June 2017 under an eminent domain action, (iii) a lower authorized rate of return approved by the CPUC in March 2018, and (iv) the expiration of certain surcharges implemented in 2017. These decreases were partially offset by CPUC-approved third-year rate increases effective January 1, 2018.
Billed water consumption for the first six months of 2018 increased approximately 8% as compared to the same period in 2017. Changes in consumption generally do not have a significant impact on revenues due to the WRAM.

Electric
For the six months ended June 30, 2018, revenues from electric operations were $17.7 million as compared to $18.1 million for the same period in 2017. Pending a decision on the electric general rate case, which will be effective retroactive to January 1, 2018 once a final CPUC decision is received, year-to-date 2018 billed revenues have been based on 2017 adopted rates.
 Billed electric usage decreased by approximately 2% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the six months ended June 30, 2018, revenues from contracted services decreased $3.9 million to $42.8 million as compared to $46.8 million for the same period in 2017 due primarily to an overall decrease in construction revenue. ASUS expects construction revenue for the second half of 2018 to increase as compared to the first half of 2018. In addition and as previously discussed, in June of 2017 the U.S. government approved the third price redetermination for Fort Bragg resulting in management fees retroactive to March 2016. Of the approved increase in management fee revenue, approximately $1.0 million related to periods prior to 2017. There were no similar retroactive revenues recorded in 2018.

The decreases in contracted services revenues discussed above, were partially offset by an increase in management fee revenue due to (i) the successful resolution of various price adjustments during 2017 and 2018, and (ii) revenue generated from Eglin upon the commencement of the operation of its water and wastewater systems by ASUS in June 2017.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.5% and 27.8% of total operating expenses for the six months ended June 30, 2018 and 2017, respectively. The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2018 and 2017 (dollar amounts in thousands). As previously discussed, water and electric revenues for the six months ended June 30, 2018 were adjusted downward by $6.4 million and $723,000, respectively, to reflect the effects of the Tax Act, but had no significant impact to earnings due to a corresponding decrease in water and electric income tax expense. Furthermore, there was a decrease in surcharges of $1.1 million recorded in water revenues, which also did not impact water earnings. Surcharges are recorded to revenues when billed to customers and are offset by a corresponding increase in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$141,145	$147,138	$(5,993)	(4.1)%
WATER SUPPLY COSTS:
Water purchased (1)	$30,215	$30,043	$172	0.6%
Power purchased for pumping (1)	3,924	3,754	170	4.5%
Groundwater production assessment (1)	9,185	8,306	879	10.6%
Water supply cost balancing accounts (1)	(6,839)	(8,540)	1,701	(19.9)%
TOTAL WATER SUPPLY COSTS	$36,485	$33,563	$2,922	8.7%
WATER GROSS MARGIN (2)	$104,660	$113,575	$(8,915)	(7.8)%

ELECTRIC OPERATING REVENUES (1)	$17,673	$18,114	$(441)	(2.4)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,792	$5,408	$384	7.1%
Electric supply cost balancing accounts (1)	941	1,498	(557)	(37.2)%
TOTAL ELECTRIC SUPPLY COSTS	$6,733	$6,906	$(173)	(2.5)%
ELECTRIC GROSS MARGIN (2)	$10,940	$11,208	$(268)	(2.4)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(5,898,000) and $(7,042,000) for the six months ended June 30, 2018 and 2017, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the six months ended June 30, 2018 and 2017 were 40% and 42%, respectively, as compared to the adopted percentage of approximately 27% for the six months ended June 30, 2018 and 2017. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.
 Purchased water costs for the six months ended June 30, 2018 increased slightly to $30.2 million as compared to $30.0 million for the same period in 2017 primarily due to an increase in wholesale water costs as well as an increase in customer usage. These increases were largely offset by a lower supply mix of purchased water as compared to pump water.
For the six months ended June 30, 2018 and 2017, groundwater production assessments increased $0.9 million due to an increase in the amount of water pumped, as well as an increase in pump tax rates for the six months ended June 30, 2018 as compared to the same period in 2017.

The under-collection in the water supply cost balancing account decreased $1.7 million during the six months ended June 30, 2018 as compared to the same period in 2017 mainly due to the higher amount of pumped water in the water supply mix, resulting in a lower under-collection in the water supply cost balancing account.
For the six months ended June 30, 2018, the cost of power purchased for resale to BVES' customers increased by $384,000 to $5.8 million as compared to $5.4 million for the same period in 2017 due primarily to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $72.93 for the six months ended June 30, 2017 to $81.24 for the same period in 2018. The over-collection in the electric supply cost balancing account decreased by $557,000 due primarily to this increase in the weighted average price per MWh. The increase in the weighted average price per MWh was partially offset by lower customer usage.
Other Operation
For the six months ended June 30, 2018 and 2017, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$11,487	$10,283	$1,204	11.7%
Electric Services	1,366	1,366	—	—%
Contracted Services	2,917	2,683	234	8.7%
Total other operation	$15,770	$14,332	$1,438	10.0%
     For the six months ended June 30, 2018, total other operation expenses for the water segment increased overall by $1.2 million as compared to the same period in 2017, due to the CPUC's approval for recovery of $1.2 million in incremental drought-related costs, which was recorded as a regulatory asset with a corresponding decrease in other operation expenses during the first quarter of 2017. There was no similar reduction recorded in 2018.
For the six months ended June 30, 2018, other operation expenses for the contracted services segment increased by $234,000 due primarily to transition costs at Fort Riley, which began operations on July 1, 2018. The new 50-year contract for the operations at Fort Riley provided for some transition revenue to cover such costs.
Administrative and General
For the six months ended June 30, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$26,565	$27,814	$(1,249)	(4.5)%
Electric Services	3,761	3,542	219	6.2%
Contracted Services	10,175	9,335	840	9.0%
AWR (parent)	5	5	—	—%
Total administrative and general	$40,506	$40,696	$(190)	(0.5)%
     For the six months ended June 30, 2018, administrative and general expenses at the water segment decreased due to lower surcharges billed for recovery of various administrative and general costs previously incurred, as compared to the first six months of 2017. As previously discussed, surcharges are recorded in revenue with a corresponding and offsetting amount recorded to administrative and general expenses, having no impact on earnings.

For the six months ended June 30, 2018, administrative and general expenses for contracted services increased by $840,000 as compared to the six months ended June 30, 2017 due primarily to higher expenses for Eglin Air Force Base and Fort Riley, which ASUS began operating on June 15, 2017 and July 1, 2018, respectively. As previously discussed, ASUS had also incurred transition costs at Fort Riley since being awarded the contract in September 2017.

Depreciation and Amortization
For the six months ended June 30, 2018 and 2017, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$17,635	$17,759	$(124)	(0.7)%
Electric Services	1,129	1,073	56	5.2%
Contracted Services	912	498	414	83.1%
Total depreciation and amortization	$19,676	$19,330	$346	1.8%
     For the six months ended June 30, 2018, depreciation and amortization expense for water services overall decreased due to plant retirements that occurred during the fourth quarter of 2016 and in 2017, which further reduced depreciation expense for the first six months of 2018 as compared to the same period last year. These decreases were partially offset by plant additions.

The increase in depreciation for the contracted services segment was due to vehicle and other equipment additions to fixed assets during the six months ended June 30, 2018.

Maintenance

For the six months ended June 30, 2018 and 2017, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,815	$5,598	$217	3.9%
Electric Services	510	372	138	37.1%
Contracted Services	1,174	1,100	74	6.7%
Total maintenance	$7,499	$7,070	$429	6.1%

Maintenance expense for water services increased by $217,000 due to a higher level of unplanned maintenance as compared to the same period in 2017.

Maintenance expense for the electric segment increased by $138,000 due to tree trimming and other fire prevention maintenance costs incurred largely as a result of new fire regulations recently adopted by the CPUC. As previously discussed, the CPUC has authorized BVES to maintain a memorandum account to track these additional costs incurred for possible future recovery.

Property and Other Taxes
 For the six months ended June 30, 2018 and 2017, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$7,856	$7,630	$226	3.0%
Electric Services	534	542	(8)	(1.5)%
Contracted Services	781	739	42	5.7%
Total property and other taxes	$9,171	$8,911	$260	2.9%

Property and other taxes increased overall by $260,000 during the six months ended June 30, 2018 due primarily to capital additions and associated higher assessed property values.

ASUS Construction
For the six months ended June 30, 2018, construction expenses for contracted services were $21.5 million, decreasing $1.3 million compared to the same period in 2017 due to a decrease in overall construction activity as compared to the same period in 2017.

Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system for $34.3 million resulting in a pretax gain of $8.3 million recorded during the six months ended June 30, 2017.
Interest Expense
For the six months ended June 30, 2018 and 2017, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$10,880	$10,802	$78	0.7%
Electric Services	736	730	6	0.8%
Contracted Services	198	166	32	19.3%
AWR (parent)	157	133	24	18.0%
Total interest expense	$11,971	$11,831	$140	1.2%

For the six months ended June 30, 2018, interest expense increased $140,000 due largely to higher borrowings on the revolving credit facility as compared to the first six months of 2017. Registrant expects to continue borrowing on its revolving credit facility to fund operations and a portion of its capital expenditures.

Interest Income
For the six months ended June 30, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$824	$852	$(28)	(3.3)%
Electric Services	13	5	8	160.0%
Contracted Services	335	10	325	*
AWR (parent)	—	12	(12)	(100.0)%
Total interest income	$1,172	$879	$293	33.3%
* not meaningful

The increase in interest income for contracted services during the six months ended June 30, 2018, was due to Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach. As a result of this adoption, certain funds received by the contracted services segment from the U.S. government during the six months ended June 30, 2018 have been recorded to interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.
Other, net
For the six months ended June 30, 2018, other income decreased by $384,000 due primarily to losses on investments due to recent market conditions, as compared to the same period in 2017, partially offset by a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to the same period in 2017.

Income Tax Expense
For the six months ended June 30, 2018 and 2017, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,558	$17,195	$(11,637)	(67.7)%
Electric Services	771	1,227	(456)	(37.2)%
Contracted Services	1,259	3,208	(1,949)	(60.8)%
AWR (parent)	(637)	(468)	(169)	36.1%
Total income tax expense	$6,951	$21,162	$(14,211)	(67.2)%

Consolidated income tax expense for the six months ended June 30, 2018 decreased by approximately $14.2 million due primarily to a lower federal corporate income tax rate as a result of the Tax Act, as well as a decrease in pretax income, which included the pretax gain recognized on the sale of GSWC's Ojai water system in June 2017. AWR's consolidated ETR decreased to 20.4% for the six months ended June 30, 2018 as compared to 37.4% for the six months ended June 30, 2017. GSWC's ETR decreased to 21.9% for the six months ended June 30, 2018 as compared to 38.8% for the six months ended June 30, 2017. Both decreases were due primarily to the reduction in the federal corporate income tax rate from 35% to 21%.

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
Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $235.9 million was available on June 30, 2018 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $150.0 million revolving credit facility, which was renewed in May 2018.  As of June 30, 2018, there were $77.0 million in borrowings outstanding under this facility and $940,000 of letters of credit outstanding.  These amounts are contractually due in May 2023 under the terms of the renewed credit facility and are generally priced off a spread to LIBOR. As of June 30, 2018, AWR had $72.1 million available to borrow under the credit facility. AWR also has the option to increase the borrowing capacity of the credit facility by an additional $50 million, if needed.

AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.  Amounts owed to AWR by GSWC, including for allocated expenses, are included in GSWC's intercompany payable under "Current Liabilities". Furthermore, in March of 2019, $40 million of GSWC's 6.70% senior note will mature. GSWC intends to borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note.

In April 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending. During the six months ended June 30, 2018, GSWC incurred $48.5 million in company-funded capital expenditures.

AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On July 31, 2018, AWR's Board of Directors approved a 7.8% increase in the third quarter dividend from $0.255 per share to $0.275 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on August 31, 2018 to shareholders of record at the close of business on August 15, 2018. AWR's current policy is to achieve a five-year compound annual growth rate in the dividend of more than 6% over the long-term.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with AWR's ability to access the debt and equity markets as well as borrowings from its credit facility, are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements, including repayment of the $40 million in notes, which mature in March 2019.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC, construction expenses at ASUS, and pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law and deferred taxes; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization and deferred income taxes.  During the six months ended June 30, 2017, it was also adjusted for the gain on the sale of GSWC's Ojai water system. Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $65.1 million for the six months ended June 30, 2018 as compared to $75.4 million for the same period in 2017.  The decrease in cash from operating activities was due to income tax refunds received in the six months ended June 30, 2017, with no similar refunds received during the same period in 2018. There were also new CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, many of which expired during the six months ended June 30, 2018. In addition, there was also a decrease due to the timing of billing of and cash receipts for construction work at military bases during the six months ended June 30, 2018. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $58.7 million for the six months ended June 30, 2018 as compared to $11.3 million for the same period in 2017.  In addition to an increase in cash used for capital expenditures in 2018, during the six months ended June 30, 2017, there was the proceeds received for the sale of GSWC's Ojai water system, which generated $34.3 million in cash.

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

Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and stock option exercises and the repurchase of Common Shares; (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2018 as compared to $62.4 million used for the same period in 2017. This decrease in cash used for financing activities was due to an increase in short-term borrowings from Registrant's revolving credit facility during the six months ended June 30, 2018. In addition, during the six months ended June 30, 2017, the cash proceeds from the Ojai sale, as well as cash generated from operating activities, were used to pay down short-term borrowings.

GSWC
GSWC funds its operating expenses, payments on its debt, and dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers and CPUC requirements to refund amounts previously charged to customers.
GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In addition, GSWC receives advances and contributions from customers, homebuilders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts which are no longer subject to refund are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.
As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with the proceeds from the issuance of long-term debt, GSWC's borrowings from its intercompany arrangement with AWR, and the ability to issue common shares to AWR, will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements.

Cash Flows from Operating Activities:
Net cash provided by operating activities was $60.6 million for the six months ended June 30, 2018 as compared to $62.6 million for the same period in 2017.  This decrease was primarily due to tax refunds received in 2017, as well as the expiration of certain CPUC-approved surcharges during the six months ended June 30, 2018, which were implemented during 2017. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $53.4 million for the six months ended June 30, 2018 as compared to $10.7 million for the same period in 2017. Included in the activity for the six months ended June 30, 2017 were $34.3 million in cash proceeds received from the sale of GSWC's Ojai water system. For the six months ended June 30, 2018, cash used for capital expenditures was $53.5 million. During 2018, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Cash Flows from Financing Activities:
Net cash used in financing activities was $4.3 million for the six months ended June 30, 2018 as compared to $50.5 million used for the same period in 2017.  This change was due to an increase in intercompany borrowings from AWR during the six months ended June 30, 2018, as compared to the same period in 2017. During the six months ended June 30, 2017, the cash proceeds received from the sale of the Ojai system, as well as cash generated from operating activities, were used to pay down intercompany borrowings. These were partially offset by the timing of dividend payments made to AWR. During the first six months of 2017, GSWC did not pay any dividends to AWR, but made dividend payments during the second half of 2017. During the six months ended June 30, 2018, GSWC paid $18.8 million in dividends to AWR.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2017 for a detailed discussion of contractual obligations and other commitments. In March of 2019, $40 million of GSWC's 6.70% senior note will mature, which has been included in "Current Liabilities" as of June 30, 2018. GSWC intends to borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note.

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
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution, wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period. The contract was awarded by the U.S. government on September 29, 2017 with an initial value of $601 million over the 50-year period, subject to adjustments for the actual inventory level to be managed and the lower federal corporate income tax rate effective January 1, 2018 resulting from the Tax Act. The 50-year contract will also be subject to annual economic price adjustments.
Regulatory Matters
Cost of Capital Proceeding for Water Regions:
In April 2017, GSWC filed its water cost of capital application with the CPUC. In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) an ROE of 8.90%, (ii) a capital structure with 57% equity and 43% debt, (iii) a return on rate base of 7.91%, and (iv) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized ROE for its water segment was 9.43% with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% also reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.6%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. Including the effects of the Tax Act, the lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million.
Pending General Rate Case Filings:
In July 2017, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2019, 2020 and 2021.  Among other things, GSWC's requested capital budgets in this application average approximately $125 million per year for the three-year rate cycle. GSWC and the CPUC’s Office of Ratepayer Advocates have reached a tentative settlement, which resolves all issues in this general rate case.  A settlement conference with all parties in the rate case has been scheduled for August 14, 2018. A decision in the water general rate case is scheduled for the fourth quarter of 2018 with new rates to become effective January 1, 2019.
On May 1, 2017, GSWC filed its electric general rate case application with the CPUC. This general rate case will determine new electric rates for the years 2018 through 2021, and will reflect changes due to the Tax Act. A final decision in the electric general rate case is scheduled to be issued in 2018, with rates retroactive to January 1, 2018.
Other Regulatory Matters:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2017 for a detailed discussion of other regulatory matters.

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

Drinking Water Notifications Levels:
In July 2018, the DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes. These chemicals are referred to as perfluoroalkyl substances (e.g., PFOA and PFOS). Notification levels are non-regulatory, health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded. GSWC currently does not have water sources exceeding the advisory or notification levels.
Lead Testing in Schools:
In January 2017, the DDW required all water utilities to test the schools in their service area for lead in their on-site drinking water if requested by the school’s officials. Legislation was passed in October 2017 making such testing mandatory for any school site with a building constructed before January 1, 2010. Monitoring by the utility must be completed before July 1, 2019. GSWC has completed lead sampling at approximately 38 percent of the schools in its service areas as of July 2018, and will continue to work with the remaining schools in its service areas in an effort to meet the July 1, 2019 deadline.
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

California Water Use Standards:
In April 2017, the Governor of California ended the drought state of emergency in most of California in response to significantly improved water supply conditions resulting from substantial rainfall and snowpack in late 2016 and early 2017. In April 2017, the SWRCB and related state agencies released a plan to establish a framework for long-term water use efficiency standards. The plan includes continued bans on wasteful practices and outlines the SWRCB’s vision for continued implementation of the Governor’s executive order on water conservation. In May 2018, the Governor signed into law two pieces of legislation to implement the plan, establishing new permanent water use targets, beginning in 2022. The legislation also includes reporting requirements and enforcement provisions, requiring compliance at the utility level. The overall framework includes water use limits based on the following: (i) a standard for indoor water use that reduces over time, dropping to 50 gallons per capita per day, or lower, by 2030; (ii) a standard for outdoor residential water use based on local climate conditions and amount of landscape, and (iii) a standard for water loss due to system leaks. Included in the provisions are penalties for non-compliance with the stated water use targets, with increased penalties during drought years. More specific details on these regulations will be developed by the SWRCB and the California Department of Water Resources ("DWR") prior to compliance in 2022. Management cannot predict at this time its ability to comply with the new laws, or the CPUC’s treatment of any incremental costs incurred in compliance. The legislation also adds provisions to the existing Urban Water Management Plan regulations, and requires urban water suppliers to conduct annual drought risk assessments and submit reports to the DWR.
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
Precipitation during December 2017 and 2018 has been below average for much of California and may indicate less than normal rainfall for 2018. If dry conditions persist through the remainder of 2018, areas served by these smaller basins may experience further mandatory conservation measures in the future.
As of July 31, 2018, the U.S. Drought Monitor estimated 21 percent of California in the rank of “Severe Drought” and approximately 45 percent in the rank of “Moderate Drought.” If dry conditions persist, the SWRCB or other regulatory agencies may impose emergency drought actions.

Metropolitan Water District/ State Water Project:
GSWC purchases a portion of its water supply from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the DWR establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. On May 23, 2018, the SWP allocation was set at 35 percent of requested orders.
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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Other than those disclosed in this Form 10-Q and in Registrant’s Form 10-K for the year ended December 31, 2017, no other legal proceedings that are believed to be material are pending. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.

Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
April 1 – 30, 2018	609		$54.08	—	—
May 1 – 31, 2018	55,065		$54.89	—	—
June 1 – 30, 2018	3,620		$56.34	—	—
Total	59,294	(2)	$54.97	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 54,532 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On July 31, 2018, AWR's Board of Directors approved a 7.8% increase in the third quarter dividend from $0.255 per share to $0.275 per share on AWR's Common Shares. Dividends on the Common Shares will be payable on August 31, 2018 to shareholders of record at the close of business on August 15, 2018.

(b)  There have been no material changes during the second quarter of 2018 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.11
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed May 25, 2018

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 6, 2018