Form 10-Q
period 2018-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2018-11-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018
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
As of November 2, 2018, the number of Common Shares outstanding of American States Water Company was 36,745,039 shares. As of November 2, 2018, all of the 146 outstanding Common Shares of Golden State Water Company were owned by American States Water Company. Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

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

•
availability of GSWC's water supplies, which may be adversely affected by increases in the frequency and duration of droughts, changes in weather patterns, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the public if our or their property should come into contact with electrical current or equipment, including through downed power lines or equipment malfunctions;

•
wildfires, which may become more common as a result of climate change in GSWC's electric division's service territory, as well as court decisions and regulatory actions that may affect our ability to recover the costs associated with such events or the defense or payment of resulting claims;

•
the breakdown or failure of equipment at GSWC's electric division that can cause fires and unplanned electric outages, and whether GSWC will be subject to investigations, penalties, liabilities to customers or other third parties or other costs in connection with such events;

•
the impact of storms, high winds, earthquakes, floods, mudslides, drought, wildfires and similar natural disasters, or acts of terrorism or vandalism, that affect customer demand, that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely or that damage the property of our customers or other third parties or cause bodily injury resulting in liabilities that we may be unable to recover from insurance, other third parties and/or the U.S. government or that the CPUC or the courts do not permit us to recover from ratepayers;

•
the impact on water utility operations during high fire threat conditions as a result of the Public Safety Power Shutdown (PSPS) program authorized by the CPUC and implemented by California regulated electric companies, including Southern California Edison and Pacific Gas and Electric, which serve GSWC facilities throughout the state;

•
increases in the cost of obtaining insurance or in uninsured losses that may not be recovered in rates, or under our contracts with the U.S. government, including increases due to difficulties in obtaining insurance for certain risks, such as wildfires and earthquakes in California;

•
increases in costs to reduce the risks associated with the increasing frequency of severe weather, including to improve the resiliency and reliability of our water production and delivery facilities and systems, and our electric transmission and distribution lines;

•	increases in service disruptions if severe weather becomes more frequent as predicted by some scientists who study climate change;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

•
the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction and costs associated with damages to our property and that of others and injuries to persons arising out of more extreme weather events;

•
the impact of opposition by GSWC customers to conservation rate design, including more stringent water-use restrictions if drought in California persists due to climate change, as well as potential future restrictions on water use mandated in California, which decreases adopted usage and increases customer rates;

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

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's regulatory assets, settlement of liabilities and revenues subject to refund or regulatory disallowances and the timing of such recovery, and the amounts set aside for uncollectible accounts receivable, inventory obsolescence, pension and post-retirement liabilities, taxes and uninsured losses and claims, including general liability and workers' compensation claims;

•
changes in environmental laws, health and safety laws and water and recycled water quality requirements and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC's upgrading and building new water treatment plants, GSWC's disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, upgrading electrical equipment to make it more resistant to extreme weather events, removal of vegetation near power lines, compliance monitoring activities and GSWC's securing alternative water supplies when necessary;

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

•
failure of wastewater systems that ASUS operates on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers, the likelihood of which could increase from climate-change induced flooding and rainfall events;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Property, Plant and Equipment
Regulated utility plant, at cost	$1,795,500	$1,722,421
Non-utility property, at cost	23,759	15,941
Total	1,819,259	1,738,362
Less - Accumulated depreciation	(556,344)	(533,370)
Net property, plant and equipment	1,262,915	1,204,992

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	26,386	24,070
Total other property and investments	27,502	25,186

Current Assets
Cash and cash equivalents	1,976	214
Accounts receivable — customers (less allowance for doubtful accounts of $844 in 2018 and $806 in 2017)	29,915	26,127
Unbilled receivable	25,215	26,411
Receivable from the U.S. government	21,095	3,725
Other accounts receivable (less allowance for doubtful accounts of $59 in 2018 and $235 in 2017)	2,411	8,251
Income taxes receivable	730	4,737
Materials and supplies, at average cost	5,622	4,795
Regulatory assets — current	22,130	34,220
Prepayments and other current assets	6,915	5,596
Contract assets (Note 2)	18,889	—
Costs and estimated earnings in excess of billings on contracts (Note 2)	—	41,387
Total current assets	134,898	155,463

Regulatory and Other Assets
Receivable from the U.S. government (Note 2)	33,873	—
Contract assets (Note 2)	154	—
Costs and estimated earnings in excess of billings on contracts (Note 2)	—	25,426
Other	5,700	5,667
Total regulatory and other assets	39,727	31,093

Total Assets	$1,465,042	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,745,039 shares in 2018 and 36,680,794 shares in 2017	$253,251	$250,124
Earnings reinvested in the business	300,910	279,821
Total common shareholders’ equity	554,161	529,945
Long-term debt	281,010	321,039
Total capitalization	835,171	850,984

Current Liabilities
Notes payable to bank	—	59,000
Long-term debt — current	40,320	324
Accounts payable	50,448	50,978
Income taxes payable	1,049	225
Accrued other taxes	10,311	7,344
Accrued employee expenses	11,633	12,969
Accrued interest	6,560	3,861
Unrealized loss on derivative contracts	1,143	2,941
Contract liabilities (Note 2)	8,942	3,911
Other	12,780	15,109
Total current liabilities	143,186	156,662

Other Credits
Notes payable to bank	70,000	—
Advances for construction	67,467	67,465
Contributions in aid of construction — net	123,686	123,602
Deferred income taxes	114,925	115,703
Regulatory liabilities	43,766	32,178
Unamortized investment tax credits	1,384	1,436
Accrued pension and other postretirement benefits	54,239	57,695
Other	11,218	11,009
Total other credits	486,685	409,088

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,465,042	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2018	2017
Operating Revenues
Water	$87,689	$91,919
Electric	7,875	7,994
Contracted services	28,618	24,505
Total operating revenues	124,182	124,418

Operating Expenses
Water purchased	21,842	20,576
Power purchased for pumping	3,217	2,913
Groundwater production assessment	5,961	5,870
Power purchased for resale	2,647	2,439
Supply cost balancing accounts	(5,212)	(4,621)
Other operation	8,355	7,657
Administrative and general	21,570	21,823
Depreciation and amortization	10,118	9,854
Maintenance	3,422	3,222
Property and other taxes	4,692	4,475
ASUS construction	13,620	11,693
Gain on sale of assets	(25)	(17)
Total operating expenses	90,207	85,884

Operating Income	33,975	38,534

Other Income and Expenses
Interest expense	(5,948)	(5,775)
Interest income	641	321
Other, net	1,223	434
Total other income and expenses, net	(4,084)	(5,020)

Income before income tax expense	29,891	33,514

Income tax expense	6,939	12,508

Net Income	$22,952	$21,006

Weighted Average Number of Common Shares Outstanding	36,737	36,659
Basic Earnings Per Common Share	$0.62	$0.57

Weighted Average Number of Diluted Shares	36,950	36,856
Fully Diluted Earnings Per Common Share	$0.62	$0.57

Dividends Declared Per Common Share	$0.275	$0.255

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017
Operating Revenues
Water	$228,834	$239,057
Electric	25,548	26,108
Contracted services	71,429	71,258
Total operating revenues	325,811	336,423

Operating Expenses
Water purchased	52,057	50,619
Power purchased for pumping	7,141	6,667
Groundwater production assessment	15,146	14,176
Power purchased for resale	8,439	7,847
Supply cost balancing accounts	(11,110)	(11,663)
Other operation	24,125	21,989
Administrative and general	62,076	62,519
Depreciation and amortization	29,794	29,184
Maintenance	10,921	10,292
Property and other taxes	13,863	13,386
ASUS construction	35,168	34,589
Gain on sale of assets	(43)	(8,318)
Total operating expenses	247,577	231,287

Operating Income	78,234	105,136

Other Income and Expenses
Interest expense	(17,919)	(17,606)
Interest income	1,813	1,200
Other, net	1,844	1,439
Total other income and expenses, net	(14,262)	(14,967)

Income before income tax expense	63,972	90,169

Income tax expense	13,890	33,670

Net Income	$50,082	$56,499

Weighted Average Number of Common Shares Outstanding	36,728	36,625
Basic Earnings Per Common Share	$1.36	$1.53

Weighted Average Number of Diluted Shares	36,935	36,813
Fully Diluted Earnings Per Common Share	$1.35	$1.53

Dividends Declared Per Common Share	$0.785	$0.739

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$50,082	$56,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,973	29,365
Provision for doubtful accounts	588	720
Deferred income taxes and investment tax credits	(2,732)	9,004
Stock-based compensation expense	3,648	2,303
Gain on sale of assets	(43)	(8,318)
Other — net	(566)	(802)
Changes in assets and liabilities:
Accounts receivable — customers	(4,385)	(10,683)
Unbilled receivable	1,196	(1,442)
Other accounts receivable	5,849	(1,951)
Receivables from the U.S. government	(14,818)	1,355
Materials and supplies	(827)	(1,083)
Prepayments and other assets	(1,319)	(1,401)
Contract assets	11,345	—
Costs and estimated earnings in excess of billings on contracts	—	7,576
Regulatory assets	22,945	10,344
Accounts payable	(2,108)	5,337
Income taxes receivable/payable	4,831	23,657
Contract liabilities / Billings in excess of costs and estimated earnings on contracts	5,031	203
Accrued pension and other post-retirement benefits	(2,305)	(2,285)
Other liabilities	2,020	1,831
Net cash provided	108,405	120,229

Cash Flows From Investing Activities:
Capital expenditures	(87,328)	(77,896)
Proceeds from sale of assets	63	34,324
Other investing activities	(1,492)	(1,299)
Net cash used	(88,757)	(44,871)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	348	884
Receipt of advances for and contributions in aid of construction	4,363	6,132
Refunds on advances for construction	(3,223)	(3,477)
Retirement or repayments of long-term debt	(326)	(320)
Net change in notes payable to banks	11,000	(44,000)
Dividends paid	(28,831)	(27,064)
Other financing activities	(1,217)	(1,288)
Net cash used	(17,886)	(69,133)
Net increase in cash and cash equivalents	1,762	6,225
Cash and cash equivalents, beginning of period	214	436
Cash and cash equivalents, end of period	$1,976	$6,661

Non-cash transactions:
Accrued payables for investment in utility plant	$21,703	$21,978
Property installed by developers and conveyed	$1,968	$1,796

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Utility Plant
Utility plant, at cost	$1,795,500	$1,722,421
Less - Accumulated depreciation	(546,310)	(524,481)
Net utility plant	1,249,190	1,197,940

Other Property and Investments	24,290	21,956

Current Assets
Cash and cash equivalents	153	214
Accounts receivable-customers (less allowance for doubtful accounts of $844 in 2018 and $806 in 2017)	29,915	26,127
Unbilled receivable	19,987	18,852
Other accounts receivable (less allowance for doubtful accounts of $59 in 2018 and 2017)	1,350	6,105
Income taxes receivable from Parent	1,559	6,590
Materials and supplies, at average cost	4,674	4,046
Regulatory assets — current	22,130	34,220
Prepayments and other current assets	5,796	5,090
Total current assets	85,564	101,244

Regulatory and Other Assets
Other	5,685	5,683
Total regulatory and other assets	5,685	5,683

Total Assets	$1,364,729	$1,326,823

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	September 30, 2018	December 31, 2017
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 146 shares in 2018 and 2017	$244,716	$242,181
Earnings reinvested in the business	243,660	232,193
Total common shareholder’s equity	488,376	474,374
Long-term debt	281,010	321,039
Total capitalization	769,386	795,413

Current Liabilities
Intercompany payable	50,475	34,836
Long-term debt — current	40,320	324
Accounts payable	44,798	42,497
Accrued other taxes	10,197	7,108
Accrued employee expenses	10,046	11,338
Accrued interest	6,298	3,585
Unrealized loss on derivative contracts	1,143	2,941
Other	11,469	14,705
Total current liabilities	174,746	117,334

Other Credits
Advances for construction	67,467	67,465
Contributions in aid of construction — net	123,686	123,602
Deferred income taxes	118,935	120,780
Regulatory liabilities	43,766	32,178
Unamortized investment tax credits	1,384	1,436
Accrued pension and other postretirement benefits	54,239	57,695
Other	11,120	10,920
Total other credits	420,597	414,076

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,364,729	$1,326,823

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2018	2017
Operating Revenues
Water	$87,689	$91,919
Electric	7,875	7,994
Total operating revenues	95,564	99,913

Operating Expenses
Water purchased	21,842	20,576
Power purchased for pumping	3,217	2,913
Groundwater production assessment	5,961	5,870
Power purchased for resale	2,647	2,439
Supply cost balancing accounts	(5,212)	(4,621)
Other operation	6,570	6,493
Administrative and general	16,367	16,929
Depreciation and amortization	9,623	9,509
Maintenance	2,709	2,692
Property and other taxes	4,300	4,144
Gain on sale of assets	—	(17)
Total operating expenses	68,024	66,927

Operating Income	27,540	32,986

Other Income and Expenses
Interest expense	(5,781)	(5,638)
Interest income	451	318
Other, net	1,123	483
Total other income and expenses, net	(4,207)	(4,837)

Income before income tax expense	23,333	28,149

Income tax expense	5,414	10,813

Net Income	$17,919	$17,336

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating Revenues
Water	$228,834	$239,057
Electric	25,548	26,108
Total operating revenues	254,382	265,165

Operating Expenses
Water purchased	52,057	50,619
Power purchased for pumping	7,141	6,667
Groundwater production assessment	15,146	14,176
Power purchased for resale	8,439	7,847
Supply cost balancing accounts	(11,110)	(11,663)
Other operation	19,423	18,142
Administrative and general	46,693	48,285
Depreciation and amortization	28,387	28,341
Maintenance	9,034	8,662
Property and other taxes	12,690	12,316
Gain on sale of assets	—	(8,318)
Total operating expenses	187,900	175,074

Operating Income	66,482	90,091

Other Income and Expenses
Interest expense	(17,397)	(17,170)
Interest income	1,288	1,175
Other, net	1,827	1,587
Total other income and expenses, net	(14,282)	(14,408)

Income before income tax expense	52,200	75,683

Income tax expense	11,743	29,235

Net Income	$40,457	$46,448

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$40,457	$46,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,566	28,522
Provision for doubtful accounts	597	563
Deferred income taxes and investment tax credits	(3,797)	9,139
Stock-based compensation expense	3,264	1,970
Gain on sale of assets	—	(8,318)
Other — net	(543)	(866)
Changes in assets and liabilities:
Accounts receivable — customers	(4,385)	(10,683)
Unbilled receivable	(1,135)	(3,138)
Other accounts receivable	4,755	(1,658)
Materials and supplies	(628)	(891)
Prepayments and other assets	(708)	(976)
Regulatory assets	22,945	10,344
Accounts payable	726	5,999
Intercompany receivable/payable	(361)	(623)
Income taxes receivable/payable from/to Parent	5,031	22,992
Accrued pension and other post-retirement benefits	(2,305)	(2,285)
Other liabilities	1,283	1,905
Net cash provided	93,762	98,444

Cash Flows From Investing Activities:
Capital expenditures	(79,240)	(76,373)
Proceeds from sale of assets	—	34,324
Other investing activities	(1,492)	(1,299)
Net cash used	(80,732)	(43,348)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,363	6,132
Refunds on advances for construction	(3,223)	(3,477)
Retirement or repayments of long-term debt	(326)	(320)
Net change in intercompany borrowings	16,000	(32,000)
Dividends paid	(28,850)	(18,300)
Other financing activities	(1,055)	(1,086)
Net cash used	(13,091)	(49,051)

Net increase in cash and cash equivalents	(61)	6,045
Cash and cash equivalents, beginning of period	214	209
Cash and cash equivalents, end of period	$153	$6,254

Non-cash transactions:
Accrued payables for investment in utility plant	$21,703	$21,975
Property installed by developers and conveyed	$1,968	$1,796

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
 GSWC's Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $1.0 million during the three months ended September 30, 2018 and 2017, respectively, and approximately $3.2 million and $3.0 million during the nine months ended September 30, 2018 and 2017, respectively.
AWR has a $150.0 million syndicated credit facility, which was renewed in May 2018. As of September 30, 2018, AWR had $70.0 million outstanding under this facility. All amounts borrowed by AWR under the renewed facility are contractually due in May 2023 pursuant to the new terms and are generally priced off a spread to LIBOR. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. Amounts owed to AWR by GSWC, including for allocated expenses, are included in GSWC's intercompany payable under "Current Liabilities" as of September 30, 2018 and December 31, 2017.
GSWC Long-Term Debt: In March of 2019, $40 million of GSWC's 6.70% senior note will mature. This note has been included in "Current Liabilities" in Registrant's balance sheets as of September 30, 2018. GSWC intends to issue additional common shares to AWR, borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note as well as to maintain normal operations and to meet its capital and other financing requirements.
Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under this guidance, an entity recognizes revenue when it transfers goods or services to customers in an amount that reflects what the entity expects in exchange for the goods or services. Registrant adopted this guidance under the modified retrospective approach beginning January 1, 2018. The adoption of this guidance did not have a material impact on Registrant's measurement or timing of revenue recognition but required additional disclosures (see Note 2).
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Prior to this guidance, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses) were aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component continues to be presented as operating costs, while all other components of net benefit cost are presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. Registrant adopted the new guidance beginning January 1, 2018, which did not have a material impact on its financial statements. Registrant used its prior year's disclosure of its pension and other employee benefit plans as an estimation for applying the retrospective presentation requirements of this guidance. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements (see Note 8).
In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The guidance requires restricted cash to be combined with cash and cash equivalents when reconciling the beginning and end of period cash balances in the statement of cash flows. The adoption of this new guidance in 2018 did not have an impact on Registrant's cash flow statements. In August 2016, the FASB also issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The adoption of this new guidance in 2018 did not have an impact on Registrant's cash flow statements.
In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Registrant is assessing whether to elect the practical expedients available under this standard. Registrant will apply the new lease standard as of January 1, 2019 and recognize a cumulative-effect adjustment (if any) to the opening balance of retained earnings. Any periods presented prior to January 1, 2019 will not be adjusted to conform to the new lease standard. Registrant continues to assess the impact of this standard to its financial statements.
In August 2018, the FASB issued ASU 2018-15—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard, entities that enter into cloud computing service arrangements will apply existing internal-use software guidance to determine which implementation costs are eligible for capitalization. Under that guidance, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. The new guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. Registrant is currently evaluating the impact of adopting this guidance.
In August 2018, the FASB issued ASU 2018-14—Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This update removes disclosures to pension plans and other postretirement benefit plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented.

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
Water and electric revenues are recognized over time as customers simultaneously receive and use the utility services provided. Water and electric revenues include amounts billed to customers on a cyclical basis, nearly all of which are based on meter readings for services provided. Customer bills also include surcharges for cost-recovery activities, which represent CPUC-authorized balancing and memorandum accounts that allow for the recovery of previously incurred operating costs. Revenues from these surcharges result in no impact to earnings as they are offset by corresponding increases in operating expenses to reflect the recovery of the associated costs. Customer payment terms are approximately 20 business days from the billing date. Unbilled revenues are amounts estimated to be billed for usage since the last meter-reading date to the end of the accounting period. Historical customer usage forms the basis for estimating unbilled revenue.
GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $1.0 million for each of the three months ended September 30, 2018 and 2017, and $2.8 million for each of the nine months ended September 30, 2018 and 2017. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
GSWC revenues tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts for its water segment, and the Base Revenue Requirement Adjustment Mechanism ("BRRAM") regulatory account for its electric segment, are alternative revenue programs accounted for under Accounting Standards Codification ("ASC") Topic 980, Regulated Operations.
For ASUS, performance obligations consist of (i) performing ongoing operation and maintenance of the water and/or wastewater systems and treatment plants for each military base served, and (ii) performing construction activities (including renewal and replacement capital work) on each military base served. The transaction price for each performance obligation is either delineated in, or initially derived from, the applicable 50-year contract and/or any subsequent contract modifications. Depending on the state in which operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments, which are accounted for on a gross basis and have been immaterial to date.
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
ASUS's construction activities consist of various projects to be performed. Each of these projects' transaction prices is delineated either in the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project. Each construction project is viewed as a separate, single performance obligation. Therefore, it is generally not necessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the three and nine months ended September 30, 2018 from performance obligations satisfied in previous periods were not material.
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for approximately 90% of total water revenues, and 90% of total electric revenues. For the three and nine months ended September 30, 2018, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Water:
Tariff-based revenues	$87,204	$223,230
CPUC-approved surcharges (cost-recovery activities)	937	2,458
Other	486	1,381
Water revenues from contracts with customers	88,627	227,069
WRAM under-collection (alternative revenue program)	(938)	1,765
Total water revenues	87,689	228,834

Electric:
Tariff-based revenues	8,207	26,021
CPUC-approved surcharges (cost-recovery activities)	62	172
Electric revenues from contracts with customers	8,269	26,193
BRRAM over-collection (alternative revenue program)	(394)	(645)
Total electric revenues	7,875	25,548

Contracted services:
Water	16,909	44,134
Wastewater	11,709	27,295
Contracted services revenues from contracts with customers	28,618	71,429

Total revenues	$124,182	$325,811
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	September 30, 2018	January 1, 2018

Receivable from the U.S. government	$54,968	$40,150
Contract assets	$19,043	$30,388
Contract liabilities	$8,942	$3,911
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

Revenue for the three and nine months ended September 30, 2018 that were included in contract liabilities at the beginning of the period were $3.4 million and $3.7 million, respectively.
As of September 30, 2018, Registrant's aggregate remaining performance obligations, all of which are for the contracted services segment, was $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining terms of each of the 50-year contracts, which range from 36 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.
Note 3 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2018, Registrant had approximately $59.6 million of regulatory liabilities, net of regulatory assets not accruing carrying costs. Of this amount, (i) $81.9 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $15.8 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $33.5 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $1.1 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts.
Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts and circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment requiring it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next 12 months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2018	December 31, 2017
GSWC
Water Revenue Adjustment Mechanism, net of Modified Cost Balancing Account	$24,264	$29,556
Costs deferred for future recovery on Aerojet case	9,809	10,656
Pensions and other post-retirement obligations (Note 8)	31,066	33,019
Derivative unrealized loss (Note 5)	1,143	2,941
Low income rate assistance balancing accounts	3,660	5,972
General rate case memorandum accounts	6,798	10,522
Other regulatory assets	15,506	14,875
Excess deferred income taxes (Note 7)	(81,912)	(83,231)
Flow-through taxes, net (Note 7)	(15,816)	(17,716)
Tax Cuts and Jobs Act ("Tax Act") memorandum accounts	(8,274)	—
Various refunds to customers	(7,880)	(4,552)
Total	$(21,636)	$2,042
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
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2017. For the three months ended September 30, 2018 and 2017, surcharges (net of surcredits) of approximately $7.7 million and $11.4 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the nine months ended September 30, 2018 and 2017, surcharges (net of surcredits) of approximately $17.5 million and $24.8 million, respectively, were billed to customers. During the nine months ended September 30, 2018, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of $12.2 million mainly due to higher than adopted supply costs. As of September 30, 2018, GSWC had an aggregated regulatory asset of $24.3 million, which is comprised of a $3.4 million under-collection in the WRAM accounts and a $20.9 million under-collection in the MCBA accounts.
Other Regulatory Matters:
Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water segment’s adopted revenue requirement is being captured in a memorandum account effective January 1, 2018. For the three and nine months ended September 30, 2018, approximately $944,000 and $7.4 million, respectively, of reduced water-revenue requirements were tracked and recorded as a regulatory liability, which were largely offset by decreases in income tax expense. In March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas.
The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower federal corporate income tax rate. As a result, for the three and nine months ended September 30, 2018, GSWC reduced electric revenues by approximately $125,000 and $848,000, respectively, and recorded a corresponding regulatory liability that will be satisfied as part of implementing overall new rates from the general rate case retroactive to January 1, 2018.
Reductions in the water and electric revenue requirements resulting from the impacts of the Tax Act are largely offset by decreases in GSWC's income tax expense, resulting in no material impact to earnings (see Note 7).
Cost of Capital Proceeding:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other water utilities for the years 2018 - 2020. Among other things, the final decision adopted for GSWC's water segment a return on equity of 8.90%, with a return on rate base of 7.91%. The previously authorized return on equity for GSWC’s water segment was 9.43%, with a return on rate base of 8.34%. Including the effects of the Tax Act, the lower return on equity and rate base are expected to decrease GSWC’s annual adopted revenue requirement beginning in 2018 by approximately $3.6 million. In April 2018, GSWC implemented new water rates to incorporate the cost of capital decision. For the nine months ended September 30, 2018, GSWC recorded a regulatory liability with a corresponding decrease in water revenues of approximately $955,000 representing the revenue difference between the old and new cost of capital rates through April 2018.
Pending General Rate Case Filings:
In July 2017, GSWC filed a general rate case application with the CPUC for all of GSWC’s water regions and the general office. This general rate case will determine new water rates for the years 2019 - 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office ("CalPA"), formerly the Office of Ratepayer Advocates, filed a joint motion to adopt a settlement agreement between GSWC and CalPA in connection with this general rate case.  If approved by the CPUC, this settlement agreement will resolve all of the issues in the general rate case.  GSWC and CalPA informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. At this time, GSWC is awaiting a proposed decision by the ALJ, which is expected during the fourth quarter of 2018, with a final decision by the CPUC expected by the first quarter of 2019.  When approved, the new rates will become effective January 1, 2019.
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. GSWC and CalPA have reached a tentative settlement, which resolves all revenue requirement issues in this general rate case.  A settlement conference with all parties in the rate case is scheduled for November 2018. Among other things, the tentative settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%. GSWC’s prior authorized return on equity for its electric segment was 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding, as discussed above. Because of the delay in finalizing the electric general rate case, year-to-date 2018 billed electric revenues have been based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. When a final decision is approved, the new electric rates will be retroactive to January 1, 2018.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Net income	$22,952	$21,006	50,082	56,499
Less: (a) Distributed earnings to common shareholders	10,102	9,349	28,831	27,064
Distributed earnings to participating securities	54	50	151	139
Undistributed earnings	12,796	11,607	21,100	29,296

(b) Undistributed earnings allocated to common shareholders	12,727	11,546	20,991	29,147
Undistributed earnings allocated to participating securities	69	61	109	149

Total income available to common shareholders, basic (a) + (b)	$22,829	$20,895	$49,822	$56,211

Weighted average Common Shares outstanding, basic	36,737	36,659	36,728	36,625

Basic earnings per Common Share	$0.62	$0.57	$1.36	$1.53
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At September 30, 2018 and 2017, there were 47,792 and 70,702 options outstanding, respectively, under these plans. At September 30, 2018 and 2017, there were also 198,613 and 195,457 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
 The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Common shareholders earnings, basic	$22,829	$20,895	$49,822	$56,211
Undistributed earnings for dilutive stock-based awards	69	61	109	149
Total common shareholders earnings, diluted	$22,898	$20,956	$49,931	$56,360

Weighted average common shares outstanding, basic	36,737	36,659	36,728	36,625
Stock-based compensation (1)	213	197	207	188
Weighted average common shares outstanding, diluted	36,950	36,856	36,935	36,813

Diluted earnings per Common Share	$0.62	$0.57	$1.35	$1.53

(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 47,792 and 70,702 stock options at September 30, 2018 and 2017, respectively, were deemed to be outstanding in accordance with the accounting guidance on earnings per share.  All of the 198,613 and 195,457 restricted stock units at September 30, 2018 and 2017, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017.

No stock options outstanding at September 30, 2018 had an exercise price greater than the average market price of AWR’s Common Shares for the three and nine months ended September 30, 2018. There were no stock options outstanding at September 30, 2018 or 2017 that were anti-dilutive.
 During the nine months ended September 30, 2018 and 2017, AWR issued 64,245 and 107,815 Common Shares, for approximately $348,000 and $884,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the 2000 and 2008 Stock Incentive Plans and the 2003 and 2013 Non-Employee Directors Stock Plans.
During the three months ended September 30, 2018 and 2017, AWR paid quarterly dividends of approximately $10.1 million, or $0.275 per share, and $9.3 million, or $0.255 per share, respectively. During the nine months ended September 30, 2018 and 2017, AWR paid quarterly dividends to shareholders of approximately $28.8 million, or $0.785 per share, and $27.1 million, or $0.739 per share, respectively.
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
BVES's long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized GSWC to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred monthly into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the term of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of September 30, 2018, there was a $1.1 million unrealized loss in the memorandum account for the purchased power contracts as a result of the drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2018 was approximately 123,000 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and nine months ended September 30, 2018 and 2017:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Fair value at beginning of the period	$(1,710)	$(4,493)	$(2,941)	$(4,901)
Unrealized gain on purchased power contracts	567	656	1,798	1,064
Fair value at end of the period	$(1,143)	$(3,837)	$(1,143)	$(3,837)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $17.8 million as of September 30, 2018. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in Other Property and Investments on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2018 and December 31, 2017 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the September 30, 2018 valuation increased as compared to December 31, 2017, decreasing the fair value of long-term debt as of September 30, 2018. Changes in the assumptions will produce different results.

	September 30, 2018		December 31, 2017
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$324,978	$389,438	$325,265	$424,042
___________________
(1) Excludes debt issuance costs and redemption premiums.
Note 7 — Income Taxes
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective tax rate (“ETR”) was 23.2% and 37.3% for the three months ended September 30, 2018 and 2017, respectively, and was 21.7% and 37.3% for the nine months ended September 30, 2018 and 2017, respectively. GSWC's ETR was 23.2% and 38.4% for the three months ended September 30, 2018 and 2017, respectively, and was 22.5% and 38.6% for the nine months ended September 30, 2018 and 2017, respectively. Both decreases were due primarily to the reduction in the federal corporate income tax rate.
AWR's ETR differed from the new federal statutory rate primarily as a result of the differences between GSWC's ETR and the new federal statutory rate. These differences resulted primarily from: (i) state taxes, (ii) permanent differences including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and nine months ended September 30, 2018 and 2017, (iii) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses), and (iv) commencement of the amortization of the excess deferred income tax liability brought about by the lower federal corporate income tax rate. There were no material updates to the excess deferred income tax liability balance during the three and nine months ended September 30, 2018 in accordance with Staff Accounting Bulletin 118.

Note 8 — Employee Benefit Plans
     The components of net periodic benefit costs, before allocation to the overhead pool, for Registrant’s pension plan, postretirement plan and the supplemental executive retirement plan ("SERP") for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefits Cost:
Service cost	$1,335	$1,250	$48	$53	$274	$232
Interest cost	1,912	1,976	75	73	222	223
Expected return on plan assets	(2,793)	(2,428)	(123)	(107)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	3
Amortization of actuarial (gain) loss	314	231	(212)	(242)	262	194
Net periodic pension cost under accounting standards	768	1,029	(212)	(223)	758	652
Regulatory adjustment — deferred	—	266	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$768	$1,295	$(212)	$(223)	$758	$652

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2018	2017	2018	2017	2018	2017
Components of Net Periodic Benefits Cost:
Service cost	$4,005	$3,750	$162	$171	$822	$696
Interest cost	5,736	5,928	219	243	666	669
Expected return on plan assets	(8,379)	(7,278)	(369)	(351)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	—	9
Amortization of actuarial (gain) loss	942	693	(576)	(582)	786	582
Net periodic pension cost under accounting standards	2,304	3,093	(564)	(519)	2,274	1,956
Regulatory adjustment — deferred	—	791	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$2,304	$3,884	$(564)	$(519)	$2,274	$1,956
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
During the nine months ended September 30, 2018, Registrant contributed $6.0 million to its pension plan.
Regulatory Adjustment:
As authorized by the CPUC in the most recent water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of September 30, 2018, GSWC had a $2.5 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).

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
Environmental Clean-Up and Remediation:
GSWC has been involved in environmental remediation and cleanup at a plant site that contained an underground storage tank that had been used to store gasoline for its vehicles. The tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at the site.  Analyses indicate that off-site monitoring wells may be necessary to document the effectiveness of remediation.
As of September 30, 2018, the total spent to clean-up and remediate GSWC’s plant facility was approximately $5.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2018, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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

	As Of And For The Three Months Ended September 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$87,689	$7,875	$28,618	$—	$124,182
Operating income (loss)	26,710	830	6,437	(2)	33,975
Interest expense, net	5,039	291	(118)	95	5,307
Utility plant	1,187,786	61,404	13,725	—	1,262,915
Depreciation and amortization expense (1)	9,058	565	495	—	10,118
Income tax expense (benefit)	5,247	167	1,606	(81)	6,939
Capital additions	24,590	1,140	2,816	—	28,546

	As Of And For The Three Months Ended September 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$91,919	$7,994	$24,505	$—	$124,418
Operating income (loss) (2)	31,408	1,578	5,551	(3)	38,534
Interest expense, net	4,974	346	58	76	5,454
Utility plant	1,117,674	57,669	6,273	—	1,181,616
Depreciation and amortization expense (1)	8,972	537	345	—	9,854
Income tax expense (benefit)	10,544	269	1,944	(249)	12,508
Capital additions	30,536	559	905	—	32,000

	As Of And For The Nine Months Ended September 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$228,834	$25,548	$71,429	$—	$325,811
Operating income (loss)	62,012	4,470	11,759	(7)	78,234
Interest expense, net	15,095	1,014	(255)	252	16,106
Utility plant	1,187,786	61,404	13,725	—	1,262,915
Depreciation and amortization expense (1)	26,693	1,694	1,407	—	29,794
Income tax expense (benefit)	10,805	938	2,865	(718)	13,890
Capital additions	75,976	3,264	8,088	—	87,328

	As Of And For The Nine Months Ended September 30, 2017
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$239,057	$26,108	$71,258	$—	$336,423
Operating income (loss) (2)	84,200	5,891	15,055	(10)	105,136
Interest expense, net	14,924	1,071	214	197	16,406
Utility plant	1,117,674	57,669	6,273	—	1,181,616
Depreciation and amortization expense (1)	26,731	1,610	843	—	29,184
Income tax expense (benefit)	27,739	1,496	5,152	(717)	33,670
Capital additions	74,113	2,260	1,523	—	77,896
(1)     Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $58,000 and $61,000 for the three months ended September 30, 2018 and 2017, respectively, and $179,000 and $181,000 for the nine months ended September 30, 2018 and 2017, respectively.
(2) Adjusted to conform to current-year presentation pursuant to the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2018	2017
Net property, plant and equipment	$1,262,915	$1,181,616
Other assets	202,127	304,870
Total consolidated assets	$1,465,042	$1,486,486

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
Overview
Factors that may affect our financial performance are summarized under Forward-Looking Information.
Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. As a result, for the three and nine months ended September 30, 2018, the water-revenue requirement was reduced by approximately $4.2 million and $10.7 million, respectively, as a result of the Tax Act, which was largely offset by a decrease in income tax expense, resulting in no material impact to earnings. The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower federal corporate income tax rate. As a result, for the three and nine months ended September 30, 2018, GSWC reduced electric revenues by approximately $125,000 and $848,000, respectively, which were also largely offset by a corresponding decrease in income tax expense, resulting in no material impact to earnings.
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
During the second and third quarter of 2018, the U.S. government issued contract modifications for the majority of ASUS's 50-year contracts addressing the impacts of the Tax Act. The modifications did not result in a material impact to ASUS's results during the three and nine months ended September 30, 2018.
Water and Electric Segments:
Pending General Rate Case ("GRC") Filings:
Water Segment GRC:
In July 2017, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office ("CalPA"), formerly the Office of Ratepayer Advocates, filed a joint motion to adopt a settlement agreement between GSWC and the CalPA in connection with this general rate case. If approved by the CPUC, this settlement resolves all the issues in the general rate case application and authorizes GSWC to invest approximately $334.5 million in capital infrastructure over the three-year rate cycle. The $334.5 million of infrastructure investment, as settled, includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the water gross margin for 2019 in the settlement filing is expected to increase by approximately $6.0 million as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement, as settled, has been reduced for a decrease of approximately $7.0 million in depreciation expense compared to the adopted 2018 depreciation expense due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement, as settled, includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, which has a corresponding decrease in income tax expense and also results in no impact to earnings. Had depreciation expense, as settled, remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $15.2 million. The settlement as filed also allows for potential additional water revenue increases in 2020 and 2021 of approximately $10.0 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
GSWC and CalPA informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. At this time, GSWC is awaiting a proposed decision by the ALJ, which is expected during the fourth quarter of 2018, with a final decision by the CPUC expected by the first quarter of 2019.  When approved, the new rates will become effective January 1, 2019.
Electric Segment GRC:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. GSWC and CalPA have reached a tentative settlement, which resolves all revenue requirement issues in this general rate case.  A settlement conference with all parties in the rate case is scheduled for November 2018. Among other things, the tentative settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%. GSWC’s prior authorized return on equity for its electric segment was 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding, as discussed below. Because of the delay in finalizing the electric general rate case, year-to-date 2018 billed electric revenues have been based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. When a final decision is approved, the new electric rates will be retroactive to January 1, 2018.
Cost of Capital Proceeding for GSWC's Water Segment:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) a return on equity of 8.90%, (ii) a cost of debt of 6.6%, (iii) a capital structure with 57% equity and 43% debt, (iv) a return on rate base of 7.91%, and (v) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized return on equity and equity ratio for its water segment were 9.43% and 55%, respectively, with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.6%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. The effects of the Tax Act discussed below and the lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or $0.07 per share.
Contracted Services Segment:
Fort Riley:
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period. The contract was awarded by the U.S. government in September 2017 with an initial value of $601 million over a 50-year period, subject to adjustments for the actual inventory level to be managed and the lower federal corporate income tax rate effective January 1, 2018. The 50-year contract will also be subject to annual economic price adjustments.
Eglin Air Force Base (“Eglin AFB”):
On June 15, 2017, ASUS assumed operations of the water and wastewater systems at Eglin AFB in Florida after completing a transition period and a detailed joint inventory study. The value of the 50-year contract is approximately $702.4 million. The contract is subject to annual economic price adjustments.
With the addition of Fort Riley and Eglin AFB, ASUS serves 11 military bases in the United Sates, including four of the largest military installations: Fort Bragg, Fort Bliss, Eglin AFB and Fort Riley.

Summary of Third Quarter Results by Segment
     The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2018	9/30/2017	CHANGE
Water	$0.47	$0.44	$0.03
Electric	0.02	0.03	(0.01)
Contracted services	0.13	0.10	0.03
Consolidated diluted earnings per share, as reported	$0.62	$0.57	$0.05
Water Segment:
Diluted earnings per share for the three months ended September 30, 2018 at the water segment increased by $0.03 per share as compared to the same period in 2017. Excluding the effects of the Tax Act and billed surcharges to recover previously incurred costs, both of which have no material impact to earnings, the following items affected the comparability between the two periods:

•
An overall increase in the water gross margin, which increased net earnings by approximately $0.02 per share, was due primarily to third-year rate increases approved by the CPUC effective January 1, 2018. This increase was partially offset by the revenue impact from a lower authorized return on rate base approved in the cost of capital decision issued by the CPUC in March 2018, which was effective in 2018. The lower authorized return decreased the water gross margin during the three months ended September 30, 2018 by approximately $0.02 per share.

•
An overall increase in operating expenses (other than supply costs), which decreased earnings by approximately $0.02 per share, was due primarily to higher employee-related benefits, depreciation expense and property taxes.

•
A lower effective income tax rate (excluding the effects of the Tax Act), which increased earnings by approximately $0.03 per share, was due primarily to differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate case and compensation-related items). Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase in another period.

Electric Segment:
For the three months ended September 30, 2018, diluted earnings from the electric segment were $0.02 per share as compared to $0.03 per share for the same period in 2017. The decrease in earnings was largely due to an increase in operating expenses without an increase in customer rates due to delays in finalizing the pending electric general rate case. GSWC filed its electric general rate case in May 2017 for new rates in the years 2018 - 2021. Because of the delay, year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case. When approved, the new rates will be retroactive to January 1, 2018.
Contracted Services Segment:
For the three months ended September 30, 2018, diluted earnings per share from the contracted services segment increased by $0.03 per share as compared to the same period in 2017 due, in large part, to the commencement of operations at Eglin AFB in June 2017 and at Fort Riley in July 2018, which resulted in an overall increase in contracted services revenue. This increase was partially offset by increases in operating expenses, largely related to the commencement of operations at Fort Riley in July 2018.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2018	9/30/2017	CHANGE
Water, excluding one-time gain on sale of Ojai water system	$1.02	$1.04	$(0.02)
Electric	0.08	0.09	(0.01)
Contracted services	0.24	0.26	(0.02)
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, adjusted	1.35	1.40	(0.05)
Gain on sale of Ojai water system	—	0.13	(0.13)
Consolidated diluted earnings per share, as reported	$1.35	$1.53	$(0.18)
Water Segment:
Included in earnings for the first nine months of 2017 was the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system in June of 2017, with no similar gain in 2018. In June 2017, GSWC sold its Ojai water system pursuant to a settlement agreement, which resolved an eminent domain action. Also included in earnings for the first nine months of 2017 was the recovery of incremental drought-related items approved by the CPUC in February 2017 resulting in an increase to pretax earnings of $1.5 million, or $0.02 per share in 2017, which did not recur in 2018. Approximately $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue. Excluding the effects of both items, diluted earnings per share from the water segment for each of the nine months ended September 30, 2018 and 2017 were $1.02 per share. The following items (excluding the effects of the Tax Act and surcharges, which have no material impact to earnings) affected the comparability between the two periods:

•
An increase in the water gross margin, which increased net earnings by approximately $0.02 per share. This increase was due to the third-year rate increases effective January 1, 2018, partially offset by the revenue impact from the lower authorized return on rate base in the cost of capital proceeding approved by the CPUC and effective in 2018, as well as the cessation of the Ojai operations in June of 2017. The lower return on rate base beginning in 2018 is expected to decrease GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or about $0.07 per share. Before reflecting the effects of the new cost of capital and the Tax Act, third-year rate increases are expected to add approximately $4.5 million to the 2018 full year adopted water gross margin, net of the cessation of the Ojai water system.

•
An overall increase in operating expenses (excluding supply costs), which lowered net earnings by approximately $0.03 per share resulting primarily from higher employee-related benefits, maintenance, depreciation and property taxes as compared to the same period in 2017.

•
An increase in interest expense (net of interest and other income), which lowered net earnings at the water segment by approximately $0.02 per share, due primarily to (i) higher short-term borrowings to fund operations and a portion of GSWC’s capital expenditures, (ii) lower gains recorded on investments held to fund a retirement benefit plan resulting from recent market conditions, as compared to the same period in 2017, and (iii) amounts collected and recorded in 2017 from developers on certain outstanding balances, with no similar collections in 2018.

•
A lower effective income tax rate (excluding the effects of the Tax Act), increasing earnings by approximately $0.03 per share resulting primarily from differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (primarily related to plant, rate case and compensation-related items).

Electric Segment:
For the nine months ended September 30, 2018, diluted earnings from the electric segment were $0.08 per share as compared to $0.09 per share for the same period in 2017. The decrease in earnings was due to an increase in operating expenses without increases in customer rates. As previously discussed, year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case, which will be retroactive to January 1, 2018.

Contracted Services Segment:
For the nine months ended September 30, 2018, diluted earnings per share from the contracted services segment were $0.24 per share as compared to $0.26 per share for the same period in 2017. Included in the results for the nine months ended September 30, 2017 were retroactive revenues resulting from the approval of the third price redetermination at Fort Bragg, which totaled approximately $1.0 million, or $0.02 per share, related to periods prior to 2017. Excluding this retroactive amount, diluted earnings per share from the contracted services segment were $0.24 per share for the nine months ended September 30, 2018 and 2017. There were increases in management fee revenues generated from Eglin AFB and Fort Riley upon the commencement of the operation of their water and wastewater systems by ASUS in June 2017 and July 2018, respectively. These increases were largely offset by a decrease in overall construction revenue and increases in operating expenses, including operating costs incurred at Eglin AFB and Fort Riley upon commencement of their operations.

The following discussion and analysis for the three and nine months ended September 30, 2018 and 2017 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$87,689	$91,919	$(4,230)	(4.6)%
Electric	7,875	7,994	(119)	(1.5)%
Contracted services	28,618	24,505	4,113	16.8%
Total operating revenues	124,182	124,418	(236)	(0.2)%

OPERATING EXPENSES
Water purchased	21,842	20,576	1,266	6.2%
Power purchased for pumping	3,217	2,913	304	10.4%
Groundwater production assessment	5,961	5,870	91	1.6%
Power purchased for resale	2,647	2,439	208	8.5%
Supply cost balancing accounts	(5,212)	(4,621)	(591)	12.8%
Other operation	8,355	7,657	698	9.1%
Administrative and general	21,570	21,823	(253)	(1.2)%
Depreciation and amortization	10,118	9,854	264	2.7%
Maintenance	3,422	3,222	200	6.2%
Property and other taxes	4,692	4,475	217	4.8%
ASUS construction	13,620	11,693	1,927	16.5%
Gain on sale of assets	(25)	(17)	(8)	47.1%
Total operating expenses	90,207	85,884	4,323	5.0%

OPERATING INCOME	33,975	38,534	(4,559)	(11.8)%

OTHER INCOME AND EXPENSES
Interest expense	(5,948)	(5,775)	(173)	3.0%
Interest income	641	321	320	99.7%
Other, net	1,223	434	789	181.8%
	(4,084)	(5,020)	936	(18.6)%

INCOME BEFORE INCOME TAX EXPENSE	29,891	33,514	(3,623)	(10.8)%
Income tax expense	6,939	12,508	(5,569)	(44.5)%

NET INCOME	$22,952	$21,006	$1,946	9.3%

Basic earnings per Common Share	$0.62	$0.57	$0.05	8.8%

Fully diluted earnings per Common Share	$0.62	$0.57	$0.05	8.8%

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

Water
For the three months ended September 30, 2018, revenues from water operations decreased $4.2 million to $87.7 million as compared to the same period in 2017. This decrease was primarily due to: (i) downward adjustments to water revenue which were largely offset by lower income tax expense, thus no material impact to earnings, as a result of the Tax Act which reduced the federal corporate income tax rate, (ii) a lower authorized rate of return approved by the CPUC in the March 2018 final decision on the water cost of capital application, and (iii) decreases related to the expiration of various surcharges that were in place to recover previously incurred costs. These surcharge revenues were offset by a corresponding decrease in operating expenses (primarily administrative and general), resulting in no impact to earnings. These decreases in water revenue were partially offset by CPUC-approved third-year rate increases effective January 1, 2018.
 Billed water consumption for the third quarter of 2018 increased by approximately 2% as compared to the same period in 2017. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") accounts in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.

Electric
For the three months ended September 30, 2018, revenues from electric operations decreased slightly to $7.9 million as compared to $8.0 million for the same period in 2017 resulting primarily from downward adjustments to electric revenue to offset lower income tax expense, thus having no material impact to earnings, as a result of the Tax Act. Excluding the effects of the Tax Act, electric revenue remained relatively flat due to the delay in finalizing the electric general rate case. GSWC filed its electric general rate case in May 2017 for new rates in the years 2018 - 2021. Because of the delay, year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case. When approved, the new rates will be retroactive to January 1, 2018.
Billed electric usage increased 1% during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems and treatment plants at various military bases.  For the three months ended September 30, 2018, revenues from contracted services increased $4.1 million to $28.6 million as compared to $24.5 million for the same period in 2017 due largely to the commencement of operations at Eglin AFB in June 2017 and at Fort Riley in July 2018, which resulted in increases in construction revenue. There was also an increase in management fee revenue due to the commencement of operations at Fort Riley.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During 2018, ASUS has been awarded approximately $23 million in new construction projects, some of which have been or are expected to be completed during 2018, and the remainder in 2019. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.5% and 31.6% of total operating expenses for the three months ended September 30, 2018 and 2017, respectively.

The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2018 and 2017 (dollar amounts in thousands). As previously discussed, water and electric revenues for the three months ended September 30, 2018 were adjusted downward by $4.2 million and $125,000, respectively, to reflect the effects of the Tax Act, but had no significant impact to earnings due to a corresponding decrease in water and electric income tax expense. Furthermore, there was a decrease in surcharges of $2.0 million recorded in water revenues to recover previously incurred costs, which also did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$87,689	$91,919	$(4,230)	(4.6)%
WATER SUPPLY COSTS:
Water purchased (1)	$21,842	$20,576	$1,266	6.2%
Power purchased for pumping (1)	3,217	2,913	304	10.4%
Groundwater production assessment (1)	5,961	5,870	91	1.6%
Water supply cost balancing accounts (1)	(5,639)	(5,245)	(394)	7.5%
TOTAL WATER SUPPLY COSTS	$25,381	$24,114	$1,267	5.3%
WATER GROSS MARGIN (2)	$62,308	$67,805	$(5,497)	(8.1)%

ELECTRIC OPERATING REVENUES (1)	$7,875	$7,994	$(119)	(1.5)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,647	$2,439	$208	8.5%
Electric supply cost balancing accounts (1)	427	624	(197)	(31.6)%
TOTAL ELECTRIC SUPPLY COSTS	$3,074	$3,063	$11	0.4%
ELECTRIC GROSS MARGIN (2)	$4,801	$4,931	$(130)	(2.6)%

(1)       As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(5,212,000) and $(4,621,000) for the three months ended September 30, 2018 and 2017, respectively. Revenues include surcharges to recover previously incurred costs, which increases both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for each of the three months ended September 30, 2018 and 2017 were 43%, as compared to the adopted percentage of approximately 30% for each of the three months ended September 30, 2018 and 2017. The higher actual percentages of purchased water as compared to the adopted percentages resulted from an increase in purchase water costs due to several wells being out of service.
Purchased water costs for the three months ended September 30, 2018 increased to $21.8 million as compared to $20.6 million for the same period in 2017 primarily due to an increase in customer usage, as well as an increase in wholesale water costs as compared to the three months ended September 30, 2017.
Power purchased for pumping for the three months ended September 30, 2018 increased to $3.2 million as compared to $2.9 million for the same period in 2017 primarily due to an increase in customer usage.
The under-collection in the water supply cost balancing account increased $394,000 during the three months ended September 30, 2018 as compared to the same period in 2017 due to the higher supply mix percentage of purchased water versus pumped water.
For the three months ended September 30, 2018, the cost of power purchased for resale to BVES's customers increased to $2.6 million, as compared to $2.4 million for the three months ended September 30, 2017, due to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $73.81 for the three months ended September 30, 2017 to $81.95 for the same period in 2018.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2018 and 2017, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,820	$5,817	$3	0.1%
Electric Services	750	676	74	10.9%
Contracted Services	1,785	1,164	621	53.4%
Total other operation	$8,355	$7,657	$698	9.1%
For the three months ended September 30, 2018, other operation expenses for the contracted services segment increased largely due to the commencement of operations at Fort Riley on July 1, 2018, as well as increases in labor costs incurred at the other ASUS subsidiaries.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$14,268	$15,223	$(955)	(6.3)%
Electric Services	2,099	1,706	393	23.0%
Contracted Services	5,201	4,891	310	6.3%
AWR (parent)	2	3	(1)	(33.3)%
Total administrative and general	$21,570	$21,823	$(253)	(1.2)%

During the three months ended September 30, 2018, administrative and general expenses for the water segment decreased $955,000 due, in large part, to lower surcharges billed for the recovery of administrative and general costs as compared to the same period in 2017. The decrease in revenues and water gross margin from these surcharges is offset by a corresponding decrease in operating expenses (primarily administrative and general) resulting in no impact to earnings. Excluding surcharges, administrative and general expenses for the water segment increased $888,000 due primarily to higher employee-related expenses, partially offset by lower legal and other outside services costs.
For the three months ended September 30, 2018, administrative and general expenses for the electric segment increased by $393,000 due to higher regulatory costs incurred in connection with the pending electric general rate case, as well as higher legal and other outside services costs.

For the three months ended September 30, 2018, administrative and general expenses for contracted services increased by $310,000 due primarily to an increase in labor and other employee-related benefits incurred for Fort Riley.

Depreciation and Amortization
For the three months ended September 30, 2018 and 2017, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$9,058	$8,972	$86	1.0%
Electric Services	565	537	28	5.2%
Contracted Services	495	345	150	43.5%
Total depreciation and amortization	$10,118	$9,854	$264	2.7%

Depreciation expense overall increased by $264,000 during the three months ended September 30, 2018, due largely to an increase in fixed assets at the contracted services segment.

Maintenance
For the three months ended September 30, 2018 and 2017, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$2,421	$2,513	$(92)	(3.7)%
Electric Services	288	179	109	60.9%
Contracted Services	713	530	183	34.5%
Total maintenance	$3,422	$3,222	$200	6.2%
Maintenance expense increased for the three months ended September 30, 2018 due to tree trimming and unplanned maintenance costs incurred at the electric segment, as well as maintenance costs incurred at Fort Riley for the contracted services segment.
Property and Other Taxes
For the three months ended September 30, 2018 and 2017, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$4,033	$3,887	$146	3.8%
Electric Services	267	257	10	3.9%
Contracted Services	392	331	61	18.4%
Total property and other taxes	$4,692	$4,475	$217	4.8%

Property and other taxes increased overall by $217,000 during the three months ended September 30, 2018 due primarily to capital additions and the associated higher assessed property values.

ASUS Construction
For the three months ended September 30, 2018, construction expenses for contracted services were $13.6 million, increasing $1.9 million compared to the same period in 2017, largely due to construction activity related to Eglin AFB and Fort Riley.
Interest Expense
For the three months ended September 30, 2018 and 2017, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,472	$5,290	$182	3.4%
Electric Services	309	348	(39)	(11.2)%
Contracted Services	73	62	11	17.7%
AWR (parent)	94	75	19	25.3%
Total interest expense	$5,948	$5,775	$173	3.0%
     The increase in interest expense is due to higher borrowings on the revolving credit facility as compared to the third quarter of 2017. Registrant expects to continue borrowing on its revolving credit facility to fund operations and a portion of its capital expenditures. In addition, GSWC has a $40 million note which matures in March 2019. Registrant expects to borrow on its revolving credit facility and/or issue additional long-term debt to fund the repayment of this note by March 2019.

Interest Income
For the three months ended September 30, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$433	$316	$117	37.0%
Electric Services	18	2	16	*
Contracted Services	191	4	187	*
AWR (parent)	(1)	(1)	—	—%
Total interest income	$641	$321	$320	99.7%
* not meaningful
The increase in interest income for the water segment is due, in part, to the receipt of a quarterly interest payment related to a settlement agreement entered into during the fourth quarter of 2017. The increase in interest income for contracted services during the three months ended September 30, 2018, was due to Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach. As a result of this adoption, certain funds received by the contracted services segment from the U.S. government during the three months ended September 30, 2018 have been recorded to interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.
Other income, net
For the three months ended September 30, 2018, other income increased by $789,000 due, in part, to higher gains recorded on investments as compared to the same period in 2017. In addition, there was a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to the same period in 2017. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.
Income Tax Expense
For the three months ended September 30, 2018 and 2017, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$5,247	$10,544	$(5,297)	(50.2)%
Electric Services	167	269	(102)	(37.9)%
Contracted Services	1,606	1,944	(338)	(17.4)%
AWR (parent)	(81)	(249)	168	(67.5)%
Total income tax expense	$6,939	$12,508	$(5,569)	(44.5)%

Consolidated income tax expense for the three months ended September 30, 2018 decreased by $5.6 million due primarily to a decrease in pretax income as well as a lower federal corporate income tax rate as a result of the Tax Act. AWR's consolidated effective income tax rate ("ETR") was 23.2% for the three months ended September 30, 2018 as compared to 37.3% for the three months ended September 30, 2017. GSWC's ETR decreased to 23.2% for the three months ended September 30, 2018 as compared to 38.4% applicable to the three months ended September 30, 2017.

Consolidated Results of Operations — Nine Months Ended September 30, 2018 and 2017 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$228,834	$239,057	$(10,223)	(4.3)%
Electric	25,548	26,108	(560)	(2.1)%
Contracted services	71,429	71,258	171	0.2%
Total operating revenues	325,811	336,423	(10,612)	(3.2)%

OPERATING EXPENSES
Water purchased	52,057	50,619	1,438	2.8%
Power purchased for pumping	7,141	6,667	474	7.1%
Groundwater production assessment	15,146	14,176	970	6.8%
Power purchased for resale	8,439	7,847	592	7.5%
Supply cost balancing accounts	(11,110)	(11,663)	553	(4.7)%
Other operation	24,125	21,989	2,136	9.7%
Administrative and general	62,076	62,519	(443)	(0.7)%
Depreciation and amortization	29,794	29,184	610	2.1%
Maintenance	10,921	10,292	629	6.1%
Property and other taxes	13,863	13,386	477	3.6%
ASUS construction	35,168	34,589	579	1.7%
Gain on sale of assets	(43)	(8,318)	8,275	(99.5)%
Total operating expenses	247,577	231,287	16,290	7.0%

OPERATING INCOME	78,234	105,136	(26,902)	(25.6)%

OTHER INCOME AND EXPENSES
Interest expense	(17,919)	(17,606)	(313)	1.8%
Interest income	1,813	1,200	613	51.1%
Other, net	1,844	1,439	405	28.1%
	(14,262)	(14,967)	705	(4.7)%

INCOME BEFORE INCOME TAX EXPENSE	63,972	90,169	(26,197)	(29.1)%
Income tax expense	13,890	33,670	(19,780)	(58.7)%

NET INCOME	$50,082	$56,499	$(6,417)	(11.4)%

Basic earnings per Common Share	$1.36	$1.53	$(0.17)	(11.1)%

Fully diluted earnings per Common Share	$1.35	$1.53	$(0.18)	(11.8)%

Operating Revenues:

Water
For the nine months ended September 30, 2018, revenues from water operations decreased $10.2 million to $228.8 million as compared to the same period in 2017. This decrease was primarily due to: (i) downward adjustments to water revenue which were largely offset by lower income tax expense, thus no material impact to earnings, as a result of the Tax Act which reduced the federal corporate income tax rate, (ii) the cessation of Ojai operations as a result of the sale of that water system in June 2017 under an eminent domain action, (iii) a lower authorized rate of return approved by the CPUC in March 2018, and (iv) the expiration of certain surcharges to recover previously incurred costs that were implemented in 2017. These decreases were partially offset by CPUC-approved third-year rate increases effective January 1, 2018.
Billed water consumption for the first nine months of 2018 increased approximately 6% as compared to the same period in 2017. Changes in consumption generally do not have a significant impact on revenues due to the WRAM.
Electric
For the nine months ended September 30, 2018, revenues from electric operations were $25.5 million as compared to $26.1 million for the same period in 2017 resulting primarily from downward adjustments to electric revenue to offset lower income tax expense, thus having no material impact to earnings, as a result of the Tax Act. Excluding the effects of the Tax Act, electric revenue remained relatively flat due to the delay in finalizing the electric general rate case. GSWC filed its electric general rate case in May 2017 for new rates in the years 2018 - 2021. Because of the delay, year-to-date 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case. When approved, the new rates will be retroactive to January 1, 2018.
 Billed electric usage decreased by approximately 1% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.

Contracted Services
For the nine months ended September 30, 2018, revenues from contracted services increased slightly to $71.4 million as compared to $71.3 million for the same period in 2017. In June of 2017, the U.S. government approved the third price redetermination for Fort Bragg resulting in an increase in management fees, including approximately $1.0 million related to periods prior to 2017. There were no similar retroactive revenues recorded in 2018. There were increases in management fees during the nine months ended September 30, 2018 due to the successful resolution of various price adjustments during 2017 and 2018, as well as revenues generated from the commencement of operations at Eglin AFB in June 2017 and at Fort Riley in July 2018. These increases were offset by decreases in overall construction revenue at the other military bases compared to the same period in 2017.

Operating Expenses:

Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.9% and 29.2% of total operating expenses for the nine months ended September 30, 2018 and 2017, respectively. The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands). As previously discussed, water and electric revenues for the nine months ended September 30, 2018 were adjusted downward by $10.7 million and $848,000, respectively, to reflect the effects of the Tax Act, but had no significant impact to earnings due to a corresponding decrease in water and electric income tax expense. Furthermore, there was a decrease in surcharges of $3.1 million recorded in water revenues to recover previously incurred costs, which also did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$228,834	$239,057	$(10,223)	(4.3)%
WATER SUPPLY COSTS:
Water purchased (1)	$52,057	$50,619	$1,438	2.8%
Power purchased for pumping (1)	7,141	6,667	474	7.1%
Groundwater production assessment (1)	15,146	14,176	970	6.8%
Water supply cost balancing accounts (1)	(12,478)	(13,785)	1,307	(9.5)%
TOTAL WATER SUPPLY COSTS	$61,866	$57,677	$4,189	7.3%
WATER GROSS MARGIN (2)	$166,968	$181,380	$(14,412)	(7.9)%

ELECTRIC OPERATING REVENUES (1)	$25,548	$26,108	$(560)	(2.1)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$8,439	$7,847	$592	7.5%
Electric supply cost balancing accounts (1)	1,368	2,122	(754)	(35.5)%
TOTAL ELECTRIC SUPPLY COSTS	$9,807	$9,969	$(162)	(1.6)%
ELECTRIC GROSS MARGIN (2)	$15,741	$16,139	$(398)	(2.5)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(11,110,000) and $(11,663,000) for the nine months ended September 30, 2018 and 2017, respectively. Revenues include surcharges to recover previously incurred costs, which increases both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.

(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.

 The overall actual percentages of purchased water for the nine months ended September 30, 2018 and 2017 were 41% and 43%, respectively, as compared to the adopted percentage of approximately 29% for the nine months ended September 30, 2018 and 2017. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.
 Purchased water costs for the nine months ended September 30, 2018 increased to $52.1 million as compared to $50.6 million for the same period in 2017 primarily due to an increase in wholesale water costs as well as an increase in customer usage.
For the nine months ended September 30, 2018 and 2017, groundwater production assessments increased $1.0 million due to an increase in the amount of water pumped, as well as an increase in pump tax rates for the nine months ended September 30, 2018 as compared to the same period in 2017.

The under-collection in the water supply cost balancing account increased $1.3 million during the nine months ended September 30, 2018 as compared to the same period in 2017 mainly due to the higher actual percentages of purchased water as compared to adopted percentages that resulted primarily from several wells being out of service.
For the nine months ended September 30, 2018, the cost of power purchased for resale to BVES's customers increased by $592,000 to $8.4 million as compared to $7.8 million for the same period in 2017 due primarily to an increase in the average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased from $74.17 for the nine months ended September 30, 2017 to $80.14 for the same period in 2018. The over-collection in the electric supply cost balancing account decreased by $754,000 due primarily to this increase in the weighted average price per MWh.
Other Operation
For the nine months ended September 30, 2018 and 2017, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$17,307	$16,100	$1,207	7.5%
Electric Services	2,116	2,042	74	3.6%
Contracted Services	4,702	3,847	855	22.2%
Total other operation	$24,125	$21,989	$2,136	9.7%
     For the nine months ended September 30, 2018, total other operation expenses for the water segment increased overall by $1.2 million as compared to the same period in 2017 due to the CPUC's approval for recovery of $1.2 million in incremental drought-related costs, which was recorded as a regulatory asset with a corresponding decrease in other operation expenses during the first quarter of 2017. There was no similar reduction recorded in 2018.
For the nine months ended September 30, 2018, other operation expenses for the contracted services segment increased by $855,000 due primarily to the commencement of operations at Fort Riley.
Administrative and General
For the nine months ended September 30, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$40,833	$43,037	$(2,204)	(5.1)%
Electric Services	5,860	5,248	612	11.7%
Contracted Services	15,376	14,226	1,150	8.1%
AWR (parent)	7	8	(1)	(12.5)%
Total administrative and general	$62,076	$62,519	$(443)	(0.7)%
For the nine months ended September 30, 2018, administrative and general expenses at the water segment decreased due, in large part, to lower surcharges billed for recovery of various administrative and general costs previously incurred, as compared to the first nine months of 2017. As previously discussed, surcharges are recorded in revenue with a corresponding and offsetting amount recorded to administrative and general expenses, having no impact on earnings. Excluding surcharges, administrative and general expenses for the water segment increased $1.4 million due primarily to higher employee-related expenses, partially offset by lower legal and other outside services costs.

For the nine months ended September 30, 2018, administrative and general expenses for the electric segment increased by $612,000 due to higher regulatory costs in connection with the pending electric general rate case, as well as higher legal and other outside services costs.

For the nine months ended September 30, 2018, administrative and general expenses for contracted services increased by $1.2 million as compared to the nine months ended September 30, 2017 due primarily to higher expenses for Eglin AFB and Fort Riley, which ASUS began operating on June 15, 2017 and July 1, 2018, respectively.

Depreciation and Amortization
For the nine months ended September 30, 2018 and 2017, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$26,693	$26,731	$(38)	(0.1)%
Electric Services	1,694	1,610	84	5.2%
Contracted Services	1,407	843	564	66.9%
Total depreciation and amortization	$29,794	$29,184	$610	2.1%
For the nine months ended September 30, 2018, depreciation and amortization expense for water services overall decreased due to plant retirements that occurred during the fourth quarter of 2017, which further reduced depreciation expense for the first nine months of 2018 as compared to the same period last year. These decreases were partially offset by plant additions.

The increase in depreciation for the contracted services segment was due to vehicle and other equipment additions to fixed assets during the nine months ended September 30, 2018 partly associated with the commencement of operations at Eglin AFB and Fort Riley.

Maintenance

For the nine months ended September 30, 2018 and 2017, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$8,236	$8,111	$125	1.5%
Electric Services	798	551	247	44.8%
Contracted Services	1,887	1,630	257	15.8%
Total maintenance	$10,921	$10,292	$629	6.1%

Maintenance expense for the electric segment increased by $247,000 due to an increase in tree trimming and unplanned maintenance. Maintenance expense for contracted services increased largely due to maintenance costs incurred at Eglin AFB and Fort Riley, which ASUS began operating on June 15, 2017 and July 1, 2018, respectively

Property and Other Taxes
 For the nine months ended September 30, 2018 and 2017, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$11,889	$11,517	$372	3.2%
Electric Services	801	799	2	0.3%
Contracted Services	1,173	1,070	103	9.6%
Total property and other taxes	$13,863	$13,386	$477	3.6%

Property and other taxes increased overall by $477,000 during the nine months ended September 30, 2018 due primarily to capital additions and the associated higher assessed property values.

ASUS Construction
For the nine months ended September 30, 2018, construction expenses for contracted services were $35.2 million, increasing $579,000 compared to the same period in 2017 due, in part, to additional costs incurred in certain locations where ASUS experienced more difficult site conditions as compared to the same period in 2017.

Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system for $34.3 million resulting in a pretax gain of $8.3 million recorded during the nine months ended September 30, 2017.
Interest Expense
For the nine months ended September 30, 2018 and 2017, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$16,352	$16,092	$260	1.6%
Electric Services	1,045	1,078	(33)	(3.1)%
Contracted Services	271	228	43	18.9%
AWR (parent)	251	208	43	20.7%
Total interest expense	$17,919	$17,606	$313	1.8%

For the nine months ended September 30, 2018, interest expense increased $313,000 due largely to higher borrowings on the revolving credit facility as compared to the first nine months of 2017. Registrant expects to continue borrowing on its revolving credit facility to fund operations and a portion of its capital expenditures. In addition, GSWC has a $40 million note which matures in March 2019. Registrant expects to borrow on its revolving credit facility and/or issue additional long-term debt to fund the repayment of this note by March 2019.

Interest Income
For the nine months ended September 30, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$1,257	$1,168	$89	7.6%
Electric Services	31	7	24	*
Contracted Services	526	14	512	*
AWR (parent)	(1)	11	(12)	*
Total interest income	$1,813	$1,200	$613	51.1%
* not meaningful

The increase in interest income for contracted services during the nine months ended September 30, 2018, was due to Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach. As a result of this adoption, certain funds received by the contracted services segment from the U.S. government during the nine months ended September 30, 2018 have been recorded to interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.
Other, net
For the nine months ended September 30, 2018, other income increased by $405,000 largely due to a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings. Excluding this change, other income decreased due to (i) lower gains recorded on investments as compared to the same period in 2017 and (ii) amounts collected and recorded in 2017 from developers on certain outstanding balances, with no similar collections in 2018.

Income Tax Expense
For the nine months ended September 30, 2018 and 2017, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	$ CHANGE	% CHANGE
Water Services	$10,805	$27,739	$(16,934)	(61.0)%
Electric Services	938	1,496	(558)	(37.3)%
Contracted Services	2,865	5,152	(2,287)	(44.4)%
AWR (parent)	(718)	(717)	(1)	0.1%
Total income tax expense	$13,890	$33,670	$(19,780)	(58.7)%

Consolidated income tax expense for the nine months ended September 30, 2018 decreased by approximately $19.8 million due primarily to a lower federal corporate income tax rate as a result of the Tax Act, as well as a decrease in pretax income, which resulted, in large part, from the cessation of operations from GSWC's Ojai water system and related pretax gain recognized on the sale of the system in June 2017. AWR's consolidated ETR decreased to 21.7% for the nine months ended September 30, 2018 as compared to 37.3% for the nine months ended September 30, 2017. GSWC's ETR decreased to 22.5% for the nine months ended September 30, 2018 as compared to 38.6% for the nine months ended September 30, 2017. Both decreases were due primarily to the reduction in the federal corporate income tax rate from 35% to 21%.

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
Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $243.7 million was available on September 30, 2018 to pay dividends to AWR.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR also has access to a $150.0 million revolving credit facility, which was renewed in May 2018.  As of September 30, 2018, there were $70.0 million in borrowings outstanding under this facility and $940,000 of letters of credit outstanding.  These amounts are contractually due in May 2023 under the terms of the renewed credit facility and are generally priced off a spread to LIBOR. As of September 30, 2018, AWR had $79.1 million available to borrow under the credit facility. AWR also has the option to increase the borrowing capacity of the credit facility by an additional $50 million, if needed.

AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.  Amounts owed to AWR by GSWC, including for allocated expenses, are included in GSWC's intercompany payable under "Current Liabilities". In March of 2019, $40 million of GSWC's 6.70% senior note will mature. GSWC intends to borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note.

In April 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In December 2017, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised rating outlook from stable to positive for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending. During the nine months ended September 30, 2018, GSWC incurred $79.2 million in company-funded capital expenditures.

AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On October 30, 2018, AWR's Board of Directors approved a fourth quarter dividend of $0.275 per share on AWR's Common Shares. Dividends on the Common Shares are payable on December 3, 2018 to shareholders of record at the close of business on November 15, 2018. AWR's current policy is to achieve a five-year compound annual growth rate in the dividend of more than 6% over the long term.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with AWR's ability to access the debt and equity markets as well as borrowings from its credit facility, are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements, including repayment of the $40 million note, which matures in March 2019.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization and deferred income taxes.  During the nine months ended September 30, 2017, it was also adjusted for the gain on the sale of GSWC's Ojai water system. Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $108.4 million for the nine months ended September 30, 2018 as compared to $120.2 million for the same period in 2017.  The decrease in cash from operating activities was due primarily to: (i) significant differences in the timing of income tax payments made and refunds received between the two periods, and (ii) a decrease resulting from the timing of billing of and cash receipts for construction work at military bases during the nine months ended September 30, 2018. The billings (and cash receipts) for construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These decreases in cash from operating activities were partially offset by an overall increase in cash collected or over-collected from customers related to GSWC’s regulatory accounts. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2018 as compared to $44.9 million for the same period in 2017.  In addition to an increase in cash used for capital expenditures in 2018, during the nine months ended September 30, 2017, there were the proceeds received in 2017 for the sale of GSWC's Ojai water system, which generated $34.3 million in cash.

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
Net cash used in financing activities was $17.9 million for the nine months ended September 30, 2018 as compared to $69.1 million used for the same period in 2017. This decrease in cash used for financing activities was due to an increase in short-term borrowings from Registrant's revolving credit facility during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the cash proceeds from the Ojai sale, as well as cash generated from operating activities, were used to pay down short-term borrowings.

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

Cash Flows from Operating Activities:
Net cash provided by operating activities was $93.8 million for the nine months ended September 30, 2018 as compared to $98.4 million for the same period in 2017.  This decrease was primarily due to significant differences in the timing of income tax payments made and refunds received between the two periods, partially offset by an overall increase in cash collected or over-collected from customers related to GSWC’s regulatory accounts. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $80.7 million for the nine months ended September 30, 2018 as compared to $43.3 million for the same period in 2017. Included in the activity for the nine months ended September 30, 2017 were $34.3 million in cash proceeds received from the sale of GSWC's Ojai water system. For the nine months ended September 30, 2018, cash used for capital expenditures was $79.2 million. During 2018, GSWC's company-funded capital expenditures are estimated to be approximately $110 - $120 million.

Cash Flows from Financing Activities:
Net cash used in financing activities was $13.1 million for the nine months ended September 30, 2018 as compared to $49.1 million used for the same period in 2017.  This decrease was due, in large part, to an increase in intercompany borrowings from AWR during the nine months ended September 30, 2018, as compared to the same period in 2017. During the nine months ended September 30, 2017, the cash proceeds received from the sale of the Ojai system, as well as cash generated from operating activities, were used to pay down intercompany borrowings. This decrease in cash used in financing activities was partially offset by the timing of dividend payments made to AWR. During the first nine months of 2017, GSWC made one quarterly dividend payment of $18.3 million to AWR. During the nine months ended September 30, 2018, GSWC paid three quarterly dividends totaling $28.9 million to AWR.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2017 for a detailed discussion of contractual obligations and other commitments. In March of 2019, $40 million of GSWC's 6.70% note will mature, which has been included in "Current Liabilities" as of September 30, 2018. GSWC intends to borrow under its intercompany borrowing arrangement with AWR and/or issue additional long-term debt to fund the repayment of this note.

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

At times, the Defense Contract Audit Agency and/or the Defense Contract Management Agency may, at the request of a contracting officer, perform audits/reviews of contractors for compliance with certain government guidance and regulations, such as the Federal Acquisition Regulations and Defense Federal Acquisition Regulation Supplements. Certain audit/review findings, such as system deficiencies for government-contract-business-system requirements, may result in delays in the timing of resolution of filings submitted to and/or the ability to file new proposals with the U.S. government.
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
Regulatory Matters
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office ("CalPA"), formerly the Office of Ratepayer Advocates, filed a joint motion to adopt a settlement agreement between GSWC and the CalPA in connection with this general rate case. If approved by the CPUC, this settlement resolves all the issues in the general rate case application and authorizes GSWC to invest approximately $334.5 million in capital infrastructure over the three-year rate cycle. The $334.5 million of infrastructure investment, as settled, includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the water gross margin for 2019 in the settlement filing is expected to increase by approximately $6.0 million as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement, as settled, has been reduced for a decrease of approximately $7.0 million in depreciation expense compared to the adopted 2018 depreciation expense due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement, as settled, includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, which has a corresponding decrease in income tax expense and also results in no impact to earnings. Had depreciation expense, as settled, remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $15.2 million. The settlement as filed also allows for potential additional water revenue increases in 2020 and 2021 of approximately $10.0 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
GSWC and CalPA informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. At this time, GSWC is awaiting a proposed decision by the ALJ, which is expected during the fourth quarter of 2018, with a final decision by the CPUC expected by the first quarter of 2019.  When approved, the new rates will become effective January 1, 2019.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. GSWC and CalPA have reached a tentative settlement, which resolves all revenue requirement issues in this general rate case.  A settlement conference with all parties in the rate case is scheduled for November 2018. Among other things, the tentative settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%. GSWC’s prior authorized return on equity for its electric segment was 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding, as discussed below. Because of the delay in finalizing the electric general rate case, year-to-date 2018 billed electric revenues have been based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. When a final decision is approved, the new electric rates will be retroactive to January 1, 2018.
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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC.

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
Lead Testing in Schools:
In January 2017, the DDW required all water utilities to test the schools in their service area for lead in their on-site drinking water if requested by the school’s officials. Legislation was passed in October 2017 making such testing mandatory for any school site with a building constructed before January 1, 2010. Monitoring by the utility must be completed before July 1, 2019. GSWC has completed lead sampling at approximately 42 percent of the schools in its service areas as of September 2018, and will continue to work with the remaining schools in its service areas in an effort to meet the July 1, 2019 deadline. Management cannot predict if all schools will cooperate and complete the testing, and as a result cannot predict complete compliance with this regulation by the deadline.
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
Precipitation during December 2017 and to date in 2018 has been below average for much of California and may indicate less than normal rainfall for 2018. If dry conditions persist through the remainder of 2018, areas served by these smaller basins may experience further mandatory conservation measures in the future.
As of October 30, 2018, the U.S. Drought Monitor estimated approximately 3 percent of California in the rank of “Extreme Drought,” approximately 19 percent in the rank of “Severe Drought,” and approximately 48 percent in the rank of “Moderate Drought.” If dry conditions persist, the SWRCB or other regulatory agencies may impose emergency drought actions.
Metropolitan Water District/ State Water Project:
GSWC purchases a portion of its water supply from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the DWR establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In May 2018, the SWP allocation was set at 35 percent of requested orders.

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

(b) Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (3)
July 1 – 31, 2018	12,738		$60.05	—	—
August 1 – 31, 2018	16,000		$59.80	—	—
September 1 – 30, 2018	43,795		$59.38	—	—
Total	72,533	(2)	$59.59	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 67,225 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a) On October 30, 2018, AWR's Board of Directors approved a fourth quarter dividend of $0.275 per share on AWR's Common Shares. Dividends on the Common Shares are payable on December 3, 2018 to shareholders of record at the close of business on November 15, 2018.

(b)  There have been no material changes during the third quarter of 2018 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 5, 2018