Form 10-K
period 2018-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2019-02-25
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or
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

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $2,099,687,000 and $2,625,678,000 on June 30, 2018 and February 22, 2019, respectively. The closing price per Common Share of American States Water Company on February 22, 2019, as traded on the New York Stock Exchange, was $71.40.  As of February 22, 2019, the number of Common Shares of American States Water Company outstanding was 36,774,205. As of that same date, American States Water Company owned all 165 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2018 and February 22, 2019.
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

AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2018.

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

GSWC served 259,919 water customers and 24,353 electric customers at December 31, 2018, or a total of 284,272 customers, compared with 258,949 water customers and 24,274 electric customers at December 31, 2017, or a total of 283,223 customers. GSWC’s operations exhibit seasonal trends. Although GSWC’s water utility operations have a diversified customer base, residential and commercial customers account for the majority of GSWC’s water sales and revenues. Revenues derived from commercial and residential water customers accounted for nearly 90% of total water revenues for the years ended December 31, 2018, 2017 and 2016.

ASUS, itself or through the Military Utility Privatization Subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the subsidiary performing the contract. The contract price for each of these contracts is subject to annual economic price adjustments. Contracts are also subject to modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.  AWR guarantees performance of ASUS’s military privatization contracts.

Pursuant to the terms of these contracts, the Military Utility Privatization Subsidiaries operate the following water and wastewater systems:

Subsidiary	Military Base	Type of System	Location
FBWS	Fort Bliss	Water and Wastewater	Texas and New Mexico
TUS	Joint Base Andrews	Water and Wastewater	Maryland
ODUS	Fort Lee	Wastewater	Virginia
ODUS	Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story	Water and Wastewater	Virginia
PSUS	Fort Jackson	Water and Wastewater	South Carolina
ONUS	Fort Bragg, Pope Army Airfield and Camp Mackall	Water and Wastewater	North Carolina
ECUS	Eglin Air Force Base	Water and Wastewater	Florida
FRUS	Fort Riley	Water and Wastewater Collection and Treatment	Kansas

Certain financial information for each of AWR’s business segments - water distribution, electric distribution, and contracted services - is set forth in Note 16 to the Notes to Consolidated Financial Statements of American States Water Company and its subsidiaries. While AWR’s water and electric utility segments are not dependent upon a single or only a few customers, the U.S. government is the primary customer for ASUS’s contracted services.  ASUS, from time to time, performs work at military bases for other prime contractors of the U.S. government.

A large portion of the revenue from AWR’s segments is seasonal. The impact of this seasonality is discussed in more detail in Item 1A. “Risk Factors.”

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

AWR Workforce

AWR and its subsidiaries had a total of 817 employees as of January 31, 2019.  GSWC had 549 employees as of January 31, 2019.  Sixteen employees of BVES are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2020.

ASUS had 268 employees as of January 31, 2019.  Fourteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2022.

Forward-Looking Information

This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events, and include statements regarding management’s goals, beliefs, plans or current expectations, considering the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:

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

•
liabilities of GSWC associated with the inherent risks of damage to private property and injuries to employees and the public if our or their property should come into contact with electrical current or equipment;

•
the breakdown or failure of equipment at GSWC's electric division if those failures result in fires or unplanned electric outages, and whether GSWC will be subject to investigations, penalties, liabilities to customers or other third parties or other costs in connection with such events;

•
the potential of strict liability for damages caused by GSWC's property or equipment, even if GSWC was not negligent in the operation and maintenance of that property or equipment, under a doctrine known as inverse condemnation;

•
the impact of storms, high winds, earthquakes, floods, mudslides, drought, wildfires and similar natural disasters, contamination or acts of terrorism or vandalism, that affect water quality and/or supply, affect customer demand, that damage or disrupt facilities, operations or information technology systems owned by us, our customers or third parties on whom we rely or that damage the property of our customers or other third parties or cause bodily injury resulting in liabilities that we may be unable to recover from insurance, other third parties and/or the U.S. government or that the CPUC or the courts do not permit us to recover from ratepayers;

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

•	increases in service disruptions if severe weather and wildfires or threats of wildfire become more frequent as predicted by some scientists who study climate change;

•	our ability to efficiently manage GSWC capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

•
the impact of opposition to GSWC rate increases on our ability to recover our costs through rates, including costs associated with construction and costs associated with damages to our property and that of others and injuries to persons arising out of more extreme weather events;

•
the impact of opposition by GSWC customers to conservation rate design, including more stringent water-use restrictions if drought in California persists due to climate change, as well as future restrictions on water use mandated in California, which may decrease adopted usage and increase customer rates;

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

•
changes in environmental laws, health and safety laws, and water and recycled water quality requirements, and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC's upgrading and building new water treatment plants, GSWC's disposing of residuals from our water treatment plants, more stringent rules regarding pipeline repairs and installation, handling and storing hazardous chemicals, upgrading electrical equipment to make it more resistant to extreme weather events, removal of vegetation near power lines, compliance-monitoring activities and GSWC's securing alternative water supplies when necessary;

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

•
failure of wastewater systems that ASUS operates on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers, the likelihood of which could increase from climate-change-induced flooding and rainfall events;

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

We are also, in some cases, required to estimate future expenses and, in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses and increased risks of regulatory disallowances or write-offs.

Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect one or more of our Military Utility Privatization Subsidiaries. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or economic price adjustments, which could adversely affect our anticipated rates of return.

We may also be subject to fines or penalties if a regulatory agency, including the U.S. government, determines that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we successfully appeal such an adverse determination. Regulatory agencies may also disallow recovery of certain costs if they determine they may no longer be recovered in rates, or if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.

Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires in our electric service territory. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric facilities to avoid wildfires, and (ii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical equipment was a cause of such damages or injuries.

Losses by insurance companies resulting from wildfires in California may cause insurance coverage for wildfire risks to become more expensive or unavailable under reasonable terms, and our insurance may be inadequate to recover all our losses incurred in a wildfire. We might not be allowed to recover in our rates any increased costs of wildfire insurance or the costs of any uninsured wildfire losses.

Electric utilities in California are authorized to shut down power for public safety reasons, such as during periods of extreme fire hazard, if the utility reasonably believes that there is an imminent and significant risk that strong winds may topple power lines or cause vegetation to come into contact with power lines leading to increased risk of fire. Shutdowns not only reduce electric revenues and decrease customer satisfaction in BVES’s service territory if BVES decides to shut down its power lines, but could also adversely affect GSWC’s water utility operations if the electric utilities that provide electric service to GSWC’s water operations shut down power lines that deliver electricity to GSWC’s water plant and equipment, thereby adversely affecting its ability to provide water service to its customers. Shutdowns may also lead to water-customer dissatisfaction, claims for refunds of service charges and claims for damages.

We may be held strictly liable for damages to property caused by our equipment even if we are not negligent
             Utilities in California may be held strictly liable for damages caused by their property, such as mains, fire hydrants, power lines and other equipment, even though they were not negligent in the operation and maintenance of that property, under a doctrine known as inverse condemnation.  GSWC's liquidity, earnings and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the non-negligent operation and maintenance of our property from customers or through insurance.

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

We have experienced increased costs in obtaining insurance coverage for wildfires that could impact or potentially arise from BVES’s ordinary operations. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect GSWC’s financial condition and results of operations.

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

We can give no assurance regarding the adequacy of any such recovery to offset the costs associated with contamination or the cost of recovery of any legal costs. To date, the CPUC has permitted us to establish memorandum accounts for potential recovery of these types of costs when they have arisen.

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

Our liquidity may be adversely affected by changes in water supply costs
We obtain our water supplies for GSWC from a variety of sources, which vary among our water systems. Certain systems obtain all of their supply from water that is pumped from aquifers within our service areas; some systems purchase all of their supply from wholesale suppliers; some systems obtain their supply from treating surface water sources; and other systems obtain their supply from a combination of wells, surface water sources and/or wholesale suppliers. The cost of obtaining these supplies varies, and overall costs can be impacted as use within a system varies from time to time. As a result, our cost of providing, distributing and treating water for our customers’ use can vary significantly.
Furthermore, imported water wholesalers, such as MWD, may not always have an adequate supply of water to sell to us. Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control.
GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-month periods.
Our liquidity and earnings may be adversely affected by maintenance costs
Some of our infrastructure in California is aging.  We have experienced leaks and mechanical problems in some of these older systems.  In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new compliance requirements. These costs can increase substantially and unexpectedly.
We include estimated increases in maintenance costs for future years in each water and electric general rate case filed by GSWC for possible recovery.
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

Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per-customer water usage due to factors such as:

•	conservation efforts to reduce costs;

•	drought conditions resulting in additional water conservation;

•	the use of more efficient household fixtures and appliances by consumers to save water;

•	voluntary or mandatory changes in landscaping and irrigation patterns;

•	recycling of water by our customers; and

•	mandated water-use restrictions.

These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, even if our sources of supply are sufficient to serve our customers during such drought conditions.

We implemented a CPUC-approved water-revenue adjustment mechanism ("WRAM") at GSWC, which has the effect of reducing the adverse impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods.

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

Our costs of obtaining and complying with the terms of franchise agreements are increasing
Cities and counties in which GSWC operates have granted GSWC franchises to construct, maintain and use pipes and appurtenances in public streets and rights of way.  The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate GSWC’s operations within the boundaries of the city or unincorporated areas of the counties in which GSWC operates.  Cities and counties have also been imposing new fees on GSWC’s operations, including pipeline abandonment fees and road-cut or other types of capital improvement fees.  At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC for the increased costs of regulation by local governments. These trends may adversely affect GSWC’s ability to recover in rates its costs of providing water service and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC-authorized levels.

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high-wind events or equipment malfunctions. Injuries and property damage caused by such events may subject GSWC to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC, which could also materially affect GSWC's liquidity and results of operations.

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

 Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in price adjustments due to canceled or delayed appropriations specific to our projects or reductions in government spending for the military generally or military-base operations specifically. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts, government shutdowns and the overall level of government expenditures.

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

We depend, to some extent, upon subcontractors to assist us in the performance of contracted services on military bases
We rely, to some extent, on subcontractors to assist us in the operation and maintenance of the water and wastewater systems at military bases. The failure of any of these subcontractors to perform services for us in accordance with the terms of our contracts with the U.S. government could result in the termination of our contract to provide water and/or wastewater services at the affected base(s), and/or a loss of revenues, or increases in costs, to correct a subcontractor’s performance failures.

We are also required to make a good faith effort to achieve our small business subcontracting plan goals pursuant to U.S. government regulations. If we fail to use good faith efforts to meet these goals, the U.S. government may assess damages against us at the end of the contract. The U.S. government has the right to offset claimed damages against any amounts owed to us.
 We also rely on third-party manufacturers, as well as third-party subcontractors, to complete our construction projects. To the extent that we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount of costs we incur for these projects exceeds the amount we have estimated in our bids, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor or manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.
If subcontractors fail to perform services to be provided to us or fail to provide us with the proper equipment or materials, we may be penalized for their failure to perform; however, our contracts with subcontractors include certain protective provisions, which may include the assessment of liquidated damages.  We also mitigate these risks by requiring our subcontractors, as appropriate, to obtain performance bonds and to compensate us for any penalties we may be required to pay as a result of their failure to perform.
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
Our business requires significant capital expenditures
The utility business is capital intensive. We spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our water and electric utilities. We obtain funds for these capital projects from operations, contributions by developers and others, and refundable advances from developers (which are repaid over a period of time). We also periodically borrow money or issue equity for these purposes. In addition, we have a revolving credit facility that is partially used for these purposes. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.

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

Market conditions and demographic changes may adversely impact the value of our benefit plan assets and liabilities
Market factors can affect assumptions we use in determining funding requirements with respect to our pension and other post-retirement benefit plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase, which could adversely affect our financial position and cash flows. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension and other post-retirement benefit plans.

Market conditions also affect the values of the assets that are held in trusts to satisfy significant future obligations under our pension and other post-retirement benefit plans. These assets are subject to market fluctuations, which may cause investment returns to fall below our projected rates of return. A decline in the market value of our pension and other post-retirement benefit plan assets will increase the funding requirements under these plans if future returns on these assets are insufficient to offset the decline in value. Future increases in pension and other post-retirement costs as a result of the reduced value of plan assets may not be fully recoverable in rates, and our results of operations and financial position could be negatively affected. These risks are mitigated to some extent by the two-way pension balancing accounts authorized by the CPUC, which permits us to track differences between forecasted annual pension expense adopted in water and electric rates and actual pension expenses for future recovery or refund to customers.

Payment of our debt may be accelerated if we fail to comply with restrictive covenants in our debt agreements
Our failure to comply with restrictive covenants in our debt agreements could result in an event of default.  If the default is not cured or waived, we may be required to repay or refinance the debt before it becomes due.  Even if we are able to obtain waivers from our creditors, we may only be able to do so on unfavorable terms.

The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.

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

Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business
In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, regulatory, business-development and information-technology support positions.  Our regulated business and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service.  In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates.  The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.

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

Security risks, data protection breaches and cyber-attacks could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price
There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization.  Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems remain vulnerable to damage or interruption from:

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

We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in Southern California, where GSWC's operations are concentrated, wildfires or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service and adversely affect our costs of operations.  With respect to GSWC, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover such costs. With respect to the Military Utility Privatization Subsidiaries, costs associated with response to natural disasters have been recoverable through requests for equitable adjustment.

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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant change impacting Registrant is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Registrant remeasured its deferred tax balances to account for the effects of the Tax Act, which are reflected in its December 31, 2018 financial statements. Technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to Registrant's remeasurement and accounting for the effects of the Tax Act.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Water Properties

As of December 31, 2018, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,789 miles of pipeline together with services, meters and fire hydrants and approximately 450 parcels of land, generally less than one acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including four surface water treatment plants.  GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.

As of December 31, 2018, GSWC owned 235 wells, of which 186 are active with an aggregate production capacity of approximately 189 million gallons per day. GSWC has 61 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 113.8 million gallons. GSWC owns no dams. The following table provides information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
235	387	2,789	259,986	26,235	142	113.8	(1)

* Reservoir capacity is measured in millions of gallons. Mains are in miles.

(1)  GSWC has additional capacity in its Bay Point system through an exclusive capacity right to use 4.4 million gallons per day from a treatment plant owned by the Contra Costa Water District.  GSWC also has additional reservoir capacity through an exclusive right to use all of one eight-million-gallon reservoir, one-half of another eight-million-gallon reservoir, and one-half of a treatment plant’s capacity, all owned by the Three Valleys Municipal Water District, to serve the cities of Claremont and San Dimas.

Electric Properties

GSWC’s electric properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2018, GSWC owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines, 5.9 miles of underground 34.5 kv sub-transmission lines, 489.6 miles of 4.16 kv or 2.4 kv distribution lines, 103.2 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. GSWC also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.

Adjudicated and Other Water Rights

GSWC owns groundwater and surface water rights in California.  Groundwater rights are further subject to classification as either adjudicated or unadjudicated rights.  Adjudicated rights have been subjected to comprehensive litigation in the courts, are typically quantified and are actively managed for optimization and sustainability of the resource. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2018, GSWC had adjudicated groundwater rights and surface water rights of 73,431 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.

Office Buildings

GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. ASUS leases office facilities in Georgia, Virginia and North Carolina.  ECUS and FRUS rent temporary service center facilities in Florida and Kansas, respectively, pending the completion of facilities to be constructed at those locations.  FBWS has a renewable, no-cost license for use of space in a U.S. government building at Fort Bliss pending construction of an owned service center.  TUS, PSUS, ODUS and ONUS own service centers in Maryland, South Carolina, Virginia and North Carolina, respectively.

Mortgage and Other Liens

As of December 31, 2018, neither AWR, GSWC, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The graph below compares the cumulative 5-year total return on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and a peer group of eight publicly traded companies headquartered in the United States. The eight companies included in the Company's customized peer group are: American Water Works Company Inc., Aqua America Inc., Artesian Resources Corporation, California Water Service Group, Connecticut Water Service Inc., Middlesex Water Company, York Water Company and SJW Group.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2013. Relative performance is tracked through December 31, 2018.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
among American States Water Company, the S&P 500 Index,
and a Peer Group

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved

	12/2013	12/2014	12/2015	12/2016	12/2017	12/2018
American States Water Company	$100.00	$134.70	$153.44	$170.32	$221.02	$260.61
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Peer Group	$100.00	$121.74	$137.31	$169.86	$216.46	$215.01

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR”. The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2018
First Quarter	$60.00	$50.16
Second Quarter	$58.82	$51.30
Third Quarter	$61.66	$57.13
Fourth Quarter	$69.61	$58.48

2017
First Quarter	$45.92	$41.14
Second Quarter	$50.86	$43.08
Third Quarter	$51.78	$46.62
Fourth Quarter	$58.44	$49.55
The closing price of the Common Shares of American States Water Company on the NYSE on February 22, 2019 was $71.40.

Approximate Number of Holders of Common Shares
As of February 22, 2019, there were 2,204 holders of record of the 36,774,205 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.

Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2018	2017
First Quarter	$0.255	$0.242
Second Quarter	$0.255	$0.242
Third Quarter	$0.275	$0.255
Fourth Quarter	$0.275	$0.255
Total	$1.060	$0.994
 AWR’s ability to pay dividends is subject to the requirement in its $150.0 million revolving credit facility to maintain compliance with all covenants described in footnote (14) to the table in the section entitled “Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” included in Part II, Item 7, in Management’s Discussion and Analysis of Financial Condition and Results of Operation. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $427.4 million was available from GSWC to pay dividends to AWR as of December 31, 2018. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $627.7 million to invoke this covenant as of December 31, 2018.

Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $304.5 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2018. Approximately $211.2 million was available for GSWC to pay dividends to AWR at December 31, 2018 and approximately $67.3 million was available for ASUS to pay dividends to AWR at December 31, 2018. However, ASUS's ability to pay dividends is further subject to the ability of each of its subsidiaries to pay dividends to it, which may, in turn, be restricted by the laws under the state in which the applicable subsidiary was formed.
AWR paid $38.9 million in dividends to shareholders for the year ended December 31, 2018, as compared to $36.4 million for the year ended December 31, 2017. GSWC paid dividends of $68.9 million and $27.7 million to AWR in 2018 and 2017, respectively. ASUS paid dividends of $10.1 million and $8.9 million to AWR in 2018 and 2017, respectively.

Other Information

The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2018.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2018	43,380		$59.96	—	—
November 1 - 30, 2018	12,409		$64.70	—	—
December 1 - 31, 2018	19,059		$65.55	—	—
Total	74,848	(2)	$62.17	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 69,868 Common Shares were acquired on the open market for employees pursuant to the 401(k) Plan and the remainder of the Common Shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2018	2017 (1)	2016	2015	2014
Income Statement Information:
Total Operating Revenues	$436,816	$440,603	$436,087	$458,641	$465,791
Total Operating Expenses (2)	335,833	313,508	321,895	339,721	347,027
Operating Income (2)	100,983	127,095	114,192	118,920	118,764
Interest Expense	23,433	22,582	21,992	21,088	21,617
Interest Income	3,578	1,790	757	458	927
Net Income	$63,871	$69,367	$59,743	$60,484	$61,058
Basic Earnings per Common Share	$1.73	$1.88	$1.63	$1.61	$1.57
Fully Diluted Earnings per Common Share	$1.72	$1.88	$1.62	$1.60	$1.57
Average Shares Outstanding	36,733	36,638	36,552	37,389	38,658
Average number of Diluted Shares Outstanding	36,936	36,844	36,750	37,614	38,880
Dividends paid per Common Share	$1.060	$0.994	$0.914	$0.874	$0.831

Balance Sheet Information:
Total Assets (3) (4)	$1,501,433	$1,416,734	$1,470,493	$1,343,959	$1,373,316
Common Shareholders’ Equity	558,223	529,945	494,297	465,945	506,801
Long-Term Debt (4)	281,087	321,039	320,981	320,900	320,816
Total Capitalization	$839,310	$850,984	$815,278	$786,845	$827,617
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2018	2017 (1)	2016	2015	2014
Income Statement Information:
Total Operating Revenues	$329,608	$340,301	$338,702	$364,550	$361,059
Total Operating Expenses (2)	249,046	234,430	243,515	263,887	261,698
Operating Income (2)	80,562	105,871	95,187	100,663	99,361
Interest Expense	22,621	22,055	21,782	20,998	21,524
Interest Income	2,890	1,766	749	440	894
Net Income	$48,012	$53,757	$46,969	$47,591	$47,857

Balance Sheet Information:
Total Assets (3) (4)	$1,389,222	$1,326,823	$1,384,178	$1,271,879	$1,277,392
Common Shareholder’s Equity	503,575	474,374	446,770	423,730	435,190
Long-Term Debt (4)	281,087	321,039	320,981	320,900	320,816
Total Capitalization	$784,662	$795,413	$767,751	$744,630	$756,006

(1) 2017 results include an $8.3 million pretax gain, or $0.13 per share, from the sale of GSWC's Ojai water system.

(2) Registrant adopted Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost, as of January 1, 2018 on a retrospective basis. As a result, service costs for defined benefit pension plans and other retirement benefits continue to be reflected as operating expenses, while all other components of net benefit cost for retirement plans (such as interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses) are presented outside of operating income. Total Operating Expenses and Operating Income have been restated for all periods presented above.
(3) Registrant adopted Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, as of December 31, 2015 on a prospective basis, whereby all deferred tax assets and liabilities are classified as noncurrent on the Registrant's balance sheet. Prior periods were not retrospectively adjusted.
(4) Registrant adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs as of December 31, 2016, whereby debt issuance costs and redemption premiums are presented as a direct reduction from the carrying value of the associated debt rather than as an asset. Total Assets and Long-Term Debt have been restated for all periods presented above.

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
The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. Furthermore, the discussion refers to a non-core business activity related to gains and losses on Registrant's investments held to fund a retirement benefit plan, which is excluded when communicating earnings results to help facilitate comparisons of the Company’s performance from period to period. However, all of these measures, which are not presented in accordance with Generally Accepted Accounting Principles (“GAAP”), may not be comparable to similarly titled measures used by other enterprises and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”

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
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office, formerly the Office of Ratepayer Advocates, filed a joint motion to adopt a settlement agreement between GSWC and the Public Advocates Office in connection with the general rate case. If approved by the CPUC, the settlement would resolve all of the issues in the general rate case application and authorize GSWC to invest approximately $334.5 million in capital infrastructure over the three-year rate cycle. The $334.5 million of infrastructure investment, as settled, includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice-letter-project revenues, the water gross margin for 2019 in the settlement filing is expected to increase by approximately $6.0 million as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement, as settled, has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement, as settled, includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, which has a corresponding decrease in income tax expense and also results in no impact to net earnings. Had depreciation expense, as settled, remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $15.2 million. The settlement also allows for potential additional water revenue increases in 2020 and 2021 of approximately $10.0 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
GSWC and the Public Advocates Office informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. GSWC is awaiting a proposed decision by the ALJ, which is expected during the first quarter of 2019, with a final decision by the CPUC expected later in 2019.  When approved, the new rates will be retroactive to January 1, 2019.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding, as discussed below. Because of the delay in finalizing the electric general rate case, billed electric revenues in 2018 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been approved by the CPUC prior to December 31, 2018, the electric segment’s gross margin would have increased by approximately $2.0 million, or $0.04 per share, for the year ended December 31, 2018. A decision in this case is expected in 2019, and when approved by the CPUC, the new rates will be retroactive to January 1, 2018. Accordingly, Registrant will record the 2018 increase to earnings in the period in which a CPUC decision is received.
Cost of Capital Proceeding for GSWC's Water Segment:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) a return on equity of 8.90%, (ii) a cost of debt of 6.6%, (iii) a capital structure with 57% equity and 43% debt, (iv) a return on rate base of 7.91%, and (v) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized return on equity and equity ratio for its water segment were 9.43% and 55%, respectively, with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.60%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base. The lower return on rate base beginning in 2018 decreased GSWC’s 2018 adopted annual revenue requirement by approximately $3.6 million, or $0.07 per share.
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
Fort Riley:
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period and a detailed inventory study. The contract was awarded by the U.S. government in September 2017 with a value of $681 million over a 50-year period. The 50-year contract is also subject to annual economic price adjustments.
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
U.S. Government Shutdown:
From December 22, 2018 until January 25, 2019, the U.S. government shutdown impacted non-essential government employees due to the lack of an approved appropriations bill to fund the operations of the federal government for fiscal year 2019. However, the shutdown did not have an impact on ASUS due to the fact that funding for military operations (including military bases) is provided by the Department of Defense, which is fully funded for fiscal 2019 and was not part of the government shutdown.

Tax Cuts and Jobs Act:
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. As a result, for the year ended December 31, 2018, the water-revenue requirement was lower by approximately $12.5 million as compared to 2017 as a result of the Tax Act, which was largely offset by a decrease in income tax expense, resulting in no material impact to net earnings. The CPUC also ordered GSWC to update its pending electric general rate case filing to reflect the lower federal corporate income tax rate. For the year ended December 31, 2018, GSWC reduced electric revenues by approximately $1.2 million, which was also largely offset by a corresponding decrease in income tax expense, resulting in no material impact to net earnings. In 2017, the Tax Act did have a negative impact on net earnings at the water segment as a result of remeasuring deferred tax balances to reflect the lower federal tax rate; however, that was mostly offset by an increase in net earnings at AWR (parent) and, to a lesser extent, at the other two business segments.
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
During the second and third quarter of 2018, the U.S. government issued contract modifications for the majority of ASUS's 50-year contracts addressing the impacts of the Tax Act. The modifications did not result in a material impact to ASUS's results for the year ended December 31, 2018.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2018	12/31/2017	CHANGE
Water, excluding one-time gain on sale of Ojai water system	$1.19	$1.22	$(0.03)
Electric	0.11	0.11	—
Contracted services	0.42	0.37	0.05
AWR (parent)	—	0.05	(0.05)
Consolidated diluted earnings per share, adjusted	1.72	1.75	(0.03)
Gain on sale of Ojai water system	—	0.13	(0.13)
Totals from operations, as reported	$1.72	$1.88	$(0.16)
Water Segment:
Included in the results for the year ended December 31, 2017 were (i) the recognition of a pretax gain of $8.3 million, or $0.13 per share, on the sale of GSWC's Ojai water system in June of 2017, with no similar gain in 2018, and (ii) the recovery in February 2017 of incremental costs approved by the CPUC related to California's drought state of emergency that were previously expensed, and which resulted in an increase to pretax earnings in 2017 of $1.5 million, or $0.02 per share (approximately $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue). Furthermore, affecting the results and comparability between the two periods were losses incurred during 2018, as a result of market conditions, on Registrant's investments held to fund a retirement benefit plan as compared to gains recorded in 2017. This non-core business item decreased the water segment’s earnings on a relative basis by approximately $0.05 per share.
Excluding the impact of the items discussed above, diluted earnings from the water segment for 2018 increased by $0.04 per share as compared to 2017 due to the following items:

•
An overall increase in the water gross margin of $0.03 per share, largely due to revenues generated from CPUC-approved third-year rate increases effective January 1, 2018, partially offset by the effect of the cessation of the Ojai operations in June of 2017 and the revenue impact from the lower authorized return on rate base in the cost of capital proceeding approved by the CPUC and effective in 2018. The lower return on rate base decreased GSWC’s 2018 adopted annual water revenue requirement by approximately $3.6 million, or $0.07 per share.

•
An increase in operating expenses (excluding supply costs) decreased earnings by approximately $0.04 per share due, in large part, to a reduction in legal costs of $1.8 million, or $0.03 per share, recorded in December 2017 for amounts received from the City of Claremont pursuant to a settlement agreement, with no similar item in the fourth quarter of 2018. Excluding this item, overall recurring operating expenses increased by approximately $0.01 per share due mostly to higher depreciation and property tax expenses, both of which are due to plant additions.

•
Excluding gains and losses from investments, there was an increase in interest and other income (net of interest expense), which increased earnings by approximately $0.01 per share due, in part, to interest income related to a federal tax refund recorded during the fourth quarter of 2018, partially offset by an increase in interest expense resulting from higher short-term borrowings to fund operations and a portion of GSWC's capital expenditures.

•
An overall decrease in the water segment's effective income tax rate ("ETR"), which positively impacted earnings by approximately $0.04 per share. The decrease in the ETR was due, in large part, to the unfavorable remeasurement adjustment recorded in December 2017 at the water segment related to certain non-rate-regulated deferred tax assets (primarily compensation- and benefit-related items) in connection with the Tax Act. The one-time remeasurement negatively impacted water net earnings in 2017 by approximately $0.03 per share. There was no similar adjustment in 2018. In addition, the water ETR was favorably impacted in 2018 by changes in flow-through adjustments recorded in accordance with regulatory requirements (primarily related to plant and compensation-related items).

The comparison between the two periods discussed above also excluded the reductions in water revenue in 2018 resulting from the Tax Act and billed surcharges, both of which had no material impact to earnings.
Electric Segment:
For each of the years ended December 31, 2018, and 2017, diluted earnings from the electric segment were $0.11 per share. Due to the delay in the electric general rate case, billed revenues in 2018 were based on 2017 adopted rates, pending a final CPUC decision on the electric general rate case. In November 2018, GSWC and the CPUC’s Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. A decision in this case is expected in 2019 and when approved by the CPUC, the new rates will be retroactive to January 1, 2018. Had the new rates in the settlement agreement been approved by the CPUC prior to December 31, 2018, the electric segment’s gross margin would have been higher by approximately $2.0 million, or $0.04 per share, for the year ended December 31, 2018.
Contracted Services Segment:
For the year ended December 31, 2018, diluted earnings from contracted services were $0.42 per share, compared to $0.37 per share for the same period in 2017. Included in the results for 2017 were retroactive revenues resulting from the approval of the third price redetermination at Fort Bragg, which totaled approximately $1.0 million, or $0.02 per share, related to periods prior to 2017. Excluding this retroactive amount, diluted earnings per share from the contracted services segment increased $0.07 per share as compared to 2017, due largely to the commencement of operations at Eglin AFB and Fort Riley in June 2017 and July 2018, respectively. There was also an increase in management fee revenues at the other military bases resulting from the successful resolution of various price adjustments during 2017 and 2018. These increases were partially offset by lower construction activities at the military bases other than Eglin AFB and Fort Riley.
AWR (parent):
For the year ended December 31, 2018, diluted earnings from AWR (parent) decreased $0.05 per share compared to 2017. Included in the results for 2017 was the one-time benefit from the remeasurement of the AWR (parent) deferred tax balances as a result of the Tax Act. This one-time remeasurement was based on the Tax Act's lower federal corporate tax rate of 21%, which increased earnings at AWR (parent) by approximately $0.03 per share during 2017. There was no similar adjustment in 2018. In addition, there were higher state unitary taxes recorded at the parent level during 2018 as compared to the same period in 2017.
The following discussion and analysis for the years ended December 31, 2018, 2017 and 2016 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2018 and 2017 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
OPERATING REVENUES
Water	$295,258	$306,332	$(11,074)	-3.6%
Electric	34,350	33,969	381	1.1%
Contracted services	107,208	100,302	6,906	6.9%
Total operating revenues	436,816	440,603	(3,787)	-0.9%

OPERATING EXPENSES
Water purchased	68,904	68,302	602	0.9%
Power purchased for pumping	8,971	8,518	453	5.3%
Groundwater production assessment	19,440	18,638	802	4.3%
Power purchased for resale	11,590	10,720	870	8.1%
Supply cost balancing accounts	(15,649)	(17,939)	2,290	-12.8%
Other operation	31,650	29,994	1,656	5.5%
Administrative and general	82,595	81,643	952	1.2%
Depreciation and amortization	40,425	39,031	1,394	3.6%
Maintenance	15,682	15,176	506	3.3%
Property and other taxes	18,404	17,905	499	2.8%
ASUS construction	53,906	49,838	4,068	8.2%
Gain on sale of assets	(85)	(8,318)	8,233	-99.0%
Total operating expenses	335,833	313,508	22,325	7.1%

OPERATING INCOME	100,983	127,095	(26,112)	-20.5%

OTHER INCOME AND EXPENSES
Interest expense	(23,433)	(22,582)	(851)	3.8%
Interest income	3,578	1,790	1,788	99.9%
Other, net	760	2,038	(1,278)	-62.7%
	(19,095)	(18,754)	(341)	1.8%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	81,888	108,341	(26,453)	-24.4%

Income tax expense	18,017	38,974	(20,957)	-53.8%

NET INCOME	$63,871	$69,367	$(5,496)	-7.9%

Basic earnings per Common Share	$1.73	$1.88	$(0.15)	-8.0%

Fully diluted earnings per Common Share	$1.72	$1.88	$(0.16)	-8.5%

In accordance with new accounting guidance, effective January 1, 2018, Registrant changed the financial statement presentation for the costs of its defined benefit pension plans and other retirement benefits. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements. Amounts for 2017 have been reclassified on the income statements to conform to the current-period presentation.

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
Water
For the year ended December 31, 2018, revenues from water operations decreased by $11.1 million to $295.3 million, compared to $306.3 million for the year ended December 31, 2017. This decrease was primarily due to: (i) downward adjustments to water revenue which were largely offset by lower income tax expense, thus no material impact to earnings, as a result of the Tax Act, (ii) a lower authorized rate of return approved by the CPUC in the March 2018 final decision on the water cost of capital application, and (iii) decreases related to the expiration of various surcharges that were in place to recover previously incurred costs. These decreases in surcharge revenues were offset by a corresponding decrease in operating expenses (primarily administrative and general), resulting in no impact to earnings. These decreases in water revenue were partially offset by CPUC-approved third-year rate increases effective January 1, 2018. There were also CPUC-approved rate increases to cover increases in supply costs experienced in most ratemaking areas, which were largely offset by a corresponding increase in supply costs, resulting in an immaterial impact to earnings.
Billed water consumption for the year ended December 31, 2018 increased approximately 3% as compared to 2017. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in the majority of GSWC's rate-making areas. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
For the year ended December 31, 2018, revenues from electric operations were $34.4 million as compared to $34.0 million for the year ended December 31, 2017. This slight increase was primarily due to rate increases generated from advice letter projects approved by the CPUC in 2017 and 2018. Due to the delay in the electric general rate case, 2018 billed revenues have been based on 2017 adopted rates, pending a final CPUC decision which is expected later in 2019.

 Billed electric usage for the year ended December 31, 2018 increased slightly as compared to the same period in 2017.  Due to the CPUC-approved base revenue requirement adjustment mechanism ("BRRAM"), which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2018, revenues from contracted services were $107.2 million as compared to $100.3 million for 2017.  Included in revenues for 2017 was approximately $1.0 million in retroactive management fees related to periods prior to 2017. The increase in revenues was due to the commencement of operations at Eglin AFB in June 2017 and at Fort Riley in July 2018.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2018, ASUS was awarded approximately $24 million in new construction projects, the majority of which are expected to be completed during 2019. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:
     Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Water and electric gross margins are computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other enterprises and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 27.8% and 28.1% of total operating expenses for the years ended December 31, 2018 and 2017, respectively. The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margins during the years ended December 31, 2018 and 2017. As previously discussed, water and electric revenues for the year ended December 31, 2018 were $12.5 million and $1.2 million lower, respectively, as compared to 2017 due to the effects of the Tax Act, but had no significant impact to earnings due to a corresponding decrease in water and electric income tax expense. Furthermore, there was a decrease in surcharges of $3.7 million recorded in water revenues to recover previously incurred costs, which also did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$295,258	$306,332	$(11,074)	-3.6%
WATER SUPPLY COSTS:
Water purchased (1)	68,904	68,302	602	0.9%
Power purchased for pumping (1)	8,971	8,518	453	5.3%
Groundwater production assessment (1)	19,440	18,638	802	4.3%
Water supply cost balancing accounts (1)	(17,116)	(20,289)	3,173	-15.6%
TOTAL WATER SUPPLY COSTS	$80,199	$75,169	$5,030	6.7%
WATER GROSS MARGIN (2)	$215,059	$231,163	$(16,104)	-7.0%

ELECTRIC OPERATING REVENUES (1)	$34,350	$33,969	$381	1.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	11,590	10,720	870	8.1%
Electric supply cost balancing accounts (1)	1,467	2,350	(883)	-37.6%
TOTAL ELECTRIC SUPPLY COSTS	$13,057	$13,070	$(13)	-0.1%
ELECTRIC GROSS MARGIN (2)	$21,293	$20,899	$394	1.9%

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply-cost-balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(15.6) million and $(17.9) million for the years ended December 31, 2018 and 2017, respectively. Revenues include surcharges that have no net earnings impact because they increase both revenues and operating expenses by corresponding amounts.
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

The overall actual percentages for purchased water for the years ended December 31, 2018 and 2017 were 41% and 42%, respectively, as compared to the adopted percentages of 28% for both 2018 and 2017. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service. Purchased water costs for the year ended December 31, 2018 increased to $68.9 million as compared to $68.3 million for the same period in 2017 primarily due to an increase in customer usage, as well as an increase in wholesale water costs as compared to the year ended December 31, 2017.

For the year ended December 31, 2018, the cost of power purchased for pumping increased to $9.0 million as compared to $8.5 million for the same period in 2017 primarily due to an increase in customer usage as well increases in electric rates.

Groundwater production assessments were $19.4 million in 2018 as compared to $18.6 million in 2017 due to an increase in pump tax rates during 2018 as compared to 2017.

The under-collection in the water supply cost balancing account decreased $3.2 million during the year ended December 31, 2018 as compared to the same period in 2017 due to the CPUC-approved rate increases to cover increases in supply costs experienced in most ratemaking areas. This increase to revenues was largely offset by a corresponding increase in supply costs, which reduces the under-collection in the water supply cost balancing account.

For the year ended December 31, 2018, the cost of power purchased for resale to BVES's customers was $11.6 million as compared to $10.7 million for the same period in 2017. The average price per megawatt-hour ("MWh"), including fixed costs, increased to $79.90 per MWh in 2018 from $73.03 per MWh for the year ended December 31, 2017.

Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water-treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2018 and 2017, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$22,525	$22,189	$336	1.5%
Electric Services	2,809	2,688	121	4.5%
Contracted Services	6,316	5,117	1,199	23.4%
Total other operation	$31,650	$29,994	$1,656	5.5%
      In 2017, the CPUC approved the recovery of $1.2 million in incremental drought-related costs, which was recorded during the first quarter of 2017 as a regulatory asset with a corresponding decrease mostly to other operation-related expenses at the water segment. There was no similar reduction recorded in 2018. Excluding the impact of this recovery, as well as changes in billed surcharges which have no impact to earnings, other operation expenses at the water segment decreased overall by approximately $459,000 due, in large part, to lower conservation costs incurred compared to 2017.
For the year ended December 31, 2018, total other operation expenses at the electric segment increased mainly due to higher labor-related costs.
For the year ended December 31, 2018, total other operation expenses for the contracted services segment increased mainly due to the commencement of operations at Fort Riley on July 1, 2018, including transition costs.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, the related employee benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2018 and 2017, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$54,212	$55,471	$(1,259)	-2.3%
Electric Services	7,944	6,937	1,007	14.5%
Contracted Services	20,446	19,139	1,307	6.8%
AWR (parent)	(7)	96	(103)	-107.3%
Total administrative and general	$82,595	$81,643	$952	1.2%
     For the year ended December 31, 2018, there was a decrease of $2.9 million in surcharges billed to customers to recover previously incurred administrative and general costs approved by the CPUC. This decrease was offset by a corresponding decrease in administrative and general expense to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the decrease in billed surcharges, administrative and general expenses at the water segment increased by $1.7 million due primarily to the receipt of $1.8 million in December 2017 for reimbursement of litigation costs pursuant to a settlement agreement, which were reflected as a reduction to legal expenses in 2017. There was no similar reduction recorded in 2018. Overall, other administrative and general expenses remained relatively flat compared to 2017.
For the year ended December 31, 2018, administrative and general expenses for the electric segment increased by $1.0 million as compared to 2017 due to an increase in regulatory, legal and outside services costs.

For the year ended December 31, 2018, administrative and general expenses for contracted services increased by $1.3 million due primarily to the commencement of operations at Eglin AFB and at Fort Riley in 2017 and 2018, respectively, as well as an increase in labor-related costs.
Depreciation and Amortization
For the years ended December 31, 2018 and 2017, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$36,137	$35,706	$431	1.2%
Electric Services	2,258	2,146	112	5.2%
Contracted Services	2,030	1,179	851	72.2%
Total depreciation and amortization	$40,425	$39,031	$1,394	3.6%
For the year ended December 31, 2018, depreciation and amortization expense increased due to fixed asset additions for all business segments during 2018. The increase in fixed assets for contracted services was due to the purchase of transportation and other equipment.

Maintenance
For the years ended December 31, 2018 and 2017, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$12,102	$12,101	$1	—%
Electric Services	1,002	869	133	15.3%
Contracted Services	2,578	2,206	372	16.9%
Total maintenance	$15,682	$15,176	$506	3.3%
Maintenance expense for the electric segment increased due to higher fire prevention and tree-trimming maintenance work performed in 2018 as compared to 2017.
Maintenance expense for contracted services increased due primarily to the commencement of operations at Eglin AFB and Fort Riley in 2017 and 2018, respectively.
Property and Other Taxes
For the years ended December 31, 2018 and 2017, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$15,750	$15,336	$414	2.7%
Electric Services	1,059	1,066	(7)	-0.7%
Contracted Services	1,595	1,503	92	6.1%
Total property and other taxes	$18,404	$17,905	$499	2.8%
 Property and other taxes increased overall by $499,000 during 2018 as compared to 2017 primarily due to capital additions and the associated higher assessed property values.
ASUS Construction
For the year ended December 31, 2018, construction expenses for contracted services were $53.9 million, increasing by $4.1 million compared to the same period in 2017 due to the commencement of operations at Eglin AFB and Fort Riley in 2017 and 2018, respectively.
Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system to Casitas Municipal Water District for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of the assets.
Interest Expense
     For the years ended December 31, 2018 and 2017, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$21,212	$20,670	$542	2.6%
Electric Services	1,409	1,385	24	1.7%
Contracted Services	362	269	93	34.6%
AWR (parent)	450	258	192	74.4%
Total interest expense	$23,433	$22,582	$851	3.8%
     Overall, interest expense for the year ended December 31, 2018 increased by $851,000 as compared to the same period in 2017 due largely to higher average borrowings as well as higher interest rates on the revolving credit facility as compared to 2017. The borrowings were used to fund operations and a portion of capital expenditures. There was also an increase in interest expense related to an increase in regulatory liabilities as compared to the same period in 2017.

Interest Income
For the years ended December 31, 2018 and 2017, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$2,809	$1,761	$1,048	59.5%
Electric Services	81	5	76	*
Contracted Services	689	14	675	*
AWR (parent)	(1)	10	(11)	*
Total interest income	$3,578	$1,790	$1,788	99.9%
* not meaningful
     Interest income increased by $1.8 million for the year ended December 31, 2018 as compared to the same period in 2017 due primarily to interest income related to a federal tax refund recorded in 2018. The increase in interest income at the contracted services segment was due to Registrant's adoption of ASC Topic 606 (Revenues from Contracts with Customers) on January 1, 2018 using the modified retrospective approach. As a result of this adoption, certain funds received by the contracted services segment from the U.S. government during 2018 have been recorded as interest income. Prior to the adoption of ASC Topic 606, these funds were recorded as revenues.

Other, net
For the year ended December 31, 2018, other income decreased by $1.3 million primarily due to losses recorded on investments held for a retirement benefit plan resulting from unfavorable market conditions in 2018, as compared to gains recorded in 2017. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.

Income Tax Expense
For the years ended December 31, 2018 and 2017, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2018	12/31/2017	CHANGE	CHANGE
Water Services	$12,391	$32,212	$(19,821)	-61.5%
Electric Services	1,212	1,847	(635)	-34.4%
Contracted Services	4,939	7,136	(2,197)	-30.8%
AWR (parent)	(525)	(2,221)	1,696	-76.4%
Total income tax expense	$18,017	$38,974	$(20,957)	-53.8%

Consolidated income tax expense for the year ended December 31, 2018 decreased by $21.0 million primarily due to a lower effective income tax rate ("ETR") from the Tax Act. AWR's consolidated ETR was 22.0% and 36.0% for the years ended December 31, 2018 and 2017, respectively. The ETR for GSWC was 22.1% for 2018 as compared to 38.8% for 2017. For all segments, the lower income tax expense resulting from the Tax Act was due primarily to the reduction in the federal corporate income tax rate from 35% to 21%, which was largely offset by corresponding decreases in revenues, resulting in an immaterial impact to 2018 net earnings.

Consolidated Results of Operations — Years Ended December 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
OPERATING REVENUES
Water	$306,332	$302,931	$3,401	1.1%
Electric	33,969	35,771	(1,802)	-5.0%
Contracted services	100,302	97,385	2,917	3.0%
Total operating revenues	440,603	436,087	4,516	1.0%

OPERATING EXPENSES
Water purchased	68,302	64,442	3,860	6.0%
Power purchased for pumping	8,518	8,663	(145)	-1.7%
Groundwater production assessment	18,638	14,993	3,645	24.3%
Power purchased for resale	10,720	10,387	333	3.2%
Supply cost balancing accounts	(17,939)	(12,206)	(5,733)	47.0%
Other operation	29,994	28,257	1,737	6.1%
Administrative and general	81,643	81,518	125	0.2%
Depreciation and amortization	39,031	38,850	181	0.5%
Maintenance	15,176	16,470	(1,294)	-7.9%
Property and other taxes	17,905	16,801	1,104	6.6%
ASUS construction	49,838	53,720	(3,882)	-7.2%
Gain on sale of assets	(8,318)	—	(8,318)	*
Total operating expenses	313,508	321,895	(8,387)	-2.6%

OPERATING INCOME	127,095	114,192	12,903	11.3%

OTHER INCOME AND EXPENSES
Interest expense	(22,582)	(21,992)	(590)	2.7%
Interest income	1,790	757	1,033	136.5%
Other, net	2,038	1,521	517	34.0%
	(18,754)	(19,714)	960	-4.9%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	108,341	94,478	13,863	14.7%

Income tax expense	38,974	34,735	4,239	12.2%

NET INCOME	$69,367	$59,743	$9,624	16.1%

Basic earnings per Common Share	$1.88	$1.63	$0.25	15.3%

Fully diluted earnings per Common Share	$1.88	$1.62	$0.26	16.0%
* not applicable
In accordance with new accounting guidance, effective January 1, 2018, Registrant changed the financial statement presentation for the costs of its defined benefit pension plans and other retirement benefits. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements. Previously reported amounts for 2017 and 2016 have been reclassified on the income statements to conform to the current-period presentation.

Summary Results by Segment

The table below sets forth diluted earnings per share by business segment for AWR’s operations:

	Diluted Earnings per Share
	Year Ended
	12/31/2017	12/31/2016	CHANGE
Water, excluding one-time gain on sale of Ojai water system	$1.22	$1.17	$0.05
Electric	0.11	0.10	0.01
Contracted services	0.37	0.33	0.04
AWR (parent)	0.05	0.02	0.03
Consolidated diluted earnings per share, adjusted	1.75	1.62	0.13
Gain on sale of Ojai water system	0.13	—	0.13
Totals from operations, as reported	$1.88	$1.62	$0.26
Water Segment:
For the year ended December 31, 2017, fully diluted earnings per share for the water segment increased by $0.18 per share to $1.35 per share, as compared to $1.17 per share for 2016 due, in large part, to the one-time $0.13 per share pretax gain on the sale of Ojai assets in June 2017. In addition, in February 2017, the CPUC approved recovery of incremental costs related to California's drought state of emergency, which were previously expensed. As a result of this approval, during the first quarter of 2017, GSWC recorded a regulatory asset and a corresponding increase to pretax earnings of $1.5 million, or $0.02 per share, of which $1.2 million was reflected as a reduction to other operation expenses and approximately $260,000 was reflected as additional revenue. Furthermore, affecting the results and comparability between the two periods were higher gains recorded in 2017 on Registrant's investments held to fund a retirement benefit plan as compared to 2016. This non-core business item increased the water segment’s earnings on a relative basis by approximately $0.02 per share.
Excluding the impact of the items discussed above and an increase in billed surcharges which have no impact to earnings, diluted earnings from the water segment for 2017 increased by $0.01 per share as compared to 2016 due to the following items, which impacted the comparability between the two periods:

•
A decrease in operating expenses (excluding supply costs) increased earnings by approximately $0.05 per share due, in large part, to a reduction in legal costs of $1.8 million, or $0.03 per share, recorded in December 2017 for amounts received from the City of Claremont pursuant to a settlement agreement. Excluding this item, overall operating expenses decreased by $0.02 per share due mostly to lower maintenance costs, and incurring only a partial year of Ojai-related operating expenses as a result of the sale. These decreases were partially offset by higher medical insurance costs, conservation costs, general rate-case-related expenses and property and other taxes, as well as an $800,000 reduction in operating expenses recorded in the fourth quarter of 2016 as a result of the CPUC's water general rate case decision, which granted recovery of previously incurred costs tracked in memorandum accounts.

•
Excluding gains and losses on investments, there was an increase in interest and other income (net of interest expense), which increased earnings by approximately $0.01 per share, due primarily to (i) higher interest income on GSWC's regulatory assets resulting mostly from an increase in the 90-day commercial paper rate, and (ii) amounts collected from developers on certain outstanding balances owed to GSWC.

The increase in diluted earnings from the water segment discussed above were partially offset by the following:

•
An overall decrease in the water gross margin of $2.3 million, or $0.03 per share, largely due to the cessation of Ojai operations in June 2017. This was partially offset by revenues generated from CPUC-approved second-year rate increases effective January 1, 2017.

•
An overall increase in the water segment's effective income tax rate ("ETR"), which negatively impacted water earnings by approximately $0.02 per share. The increase in the ETR was due, in large part, to the remeasurement of certain non-rate-regulated deferred tax assets (primarily compensation- and benefit-related items) in connection with the Tax Act, which negatively impacted water earnings by approximately $0.03 per share. This was partially offset by changes in flow-through and permanent items at the water segment.

Electric Segment:
For the year ended December 31, 2017, diluted earnings from the electric segment increased by $0.01 per share as compared to the same period in 2016. Operating expenses (other than supply costs) decreased by $1.2 million primarily due to additional costs incurred in 2016 in response to power outages caused by severe winter storms experienced in January 2016, lower regulatory costs, and lower costs associated with energy efficiency and solar power programs approved by the CPUC. There was also a decrease in the effective income tax rate for the electric segment as compared to the same period in 2016 resulting primarily from changes in flow-through items. These increases to earnings were partially offset by a lower electric gross margin, which was due mostly to a downward adjustment in the electric revenue requirement to reflect updated allocations from the general office as a result of the decision in the water general rate case.
Contracted Services Segment:
For the year ended December 31, 2017, diluted earnings from contracted services were $0.37 per share, compared to $0.33 per share for the same period in 2016. There was an increase in management fee revenues from the successful resolution of various price adjustments and asset transfers received during 2016 and 2017. This includes approximately $1.0 million, or $0.02 per share, of retroactive management fees recorded in 2017 which related to periods prior to 2017, as compared to $421,000, or $0.01 per share, of retroactive management fees recorded in 2016 which related to periods prior to 2016. There was also an increase in management fees and construction revenues generated from the operations at Eglin Air Force Base ("Eglin AFB"), which began in June 2017. These increases to earnings were partially offset by higher operating costs due to transition activities and joint inventory study at Eglin AFB, as well as increases in labor and outside services costs related to business development and compliance.
AWR (parent):
For the year ended December 31, 2017, diluted earnings from AWR (parent) increased $0.03 per share compared to 2016 due to the remeasurement of deferred tax balances recorded at the parent level. The one-time remeasurement was based on the Tax Act's lower federal corporate tax rate of 21% as compared to 35%, which increased earnings at AWR (parent) by approximately $0.03 per share during 2017.
The following discussion and analysis for the years ended December 31, 2017 and 2016 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

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
Electric
In 2016, the CPUC granted BVES's request to defer the filing of its next electric general rate case to 2017, setting new rates for the years 2018 through 2021. As a result, adopted base revenues for 2017 were based on 2016 adopted base revenues, adjusted for the change in the general office allocation approved by the CPUC in the water general rate case. For the year ended December 31, 2017, revenues from electric operations were $34.0 million as compared to $35.8 million for the year ended December 31, 2016. This decrease was primarily due to the reduction in the adopted revenue requirement for electric to reflect a decrease in the general office allocation. In May 2017, BVES filed its general rate case application with the CPUC. A final decision is expected in 2019.

 Billed electric usage for the year ended December 31, 2017 decreased slightly as compared to the same period in 2016.  Due to the CPUC-approved base revenue requirement adjustment mechanism ("BRRAM"), which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2017, revenues from contracted services were $100.3 million as compared to $97.4 million for 2016.  There was an increase in ongoing operations and maintenance management fees due to the successful resolution of various price adjustments and asset transfers during 2016 and 2017, as well as the commencement of operations at Eglin AFB in June 2017. Included in management fees for 2017 was approximately $1.0 million in retroactive revenues related to periods prior to 2017, as compared to $421,000 of retroactive management fees recorded in 2016 which related to periods prior to 2016. These increases were partially offset by a decrease in construction activity in 2017 as compared to 2016.
During 2017, ASUS was awarded approximately $20.2 million in new construction projects, the majority of which were completed during 2018.
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
For the year ended December 31, 2017, total other operation expenses for the contracted services segment increased mainly due to transition costs incurred at Eglin AFB, including a joint inventory study conducted with the U.S. government for the water and wastewater system infrastructure. ASUS assumed operations at Eglin AFB in June 2017, which further increased other operation expenses in 2017 as compared to 2016. ASUS assumed the operations at Fort Riley in July 2018.

Administrative and General
For the years ended December 31, 2017 and 2016, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2017	12/31/2016	CHANGE	CHANGE
Water Services	$55,471	$56,745	$(1,274)	-2.2%
Electric Services	6,937	7,953	(1,016)	-12.8%
Contracted Services	19,139	16,801	2,338	13.9%
AWR (parent)	96	19	77	405.3%
Total administrative and general	$81,643	$81,518	$125	0.2%
     Surcharges were implemented in 2017 to recover previously incurred administrative and general costs approved by the CPUC as part of the final decision on the water general rate case issued in March 2017.  A $3.3 million increase in revenues and water gross margin from these surcharges was offset by a corresponding increase in administrative and general expense to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the increase in billed surcharges, administrative and general expenses at the water segment decreased by $4.6 million due primarily to lower legal expenses related to condemnation matters as compared to 2016. In addition, the Claremont settlement payment received in December 2017 included reimbursement of approximately $1.8 million in litigation costs, which was reflected as a reduction to legal expenses in 2017. These decreases were partially offset by higher medical insurance costs and general-rate-case-related expenses, as well as an $800,000 reduction to administrative and general expenses recorded in 2016 to reflect the CPUC's approval for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts.
For the year ended December 31, 2017, administrative and general expenses for the electric segment decreased by $1.0 million as compared to 2016 due to lower regulatory costs, as well as decreases in costs associated with the energy-efficiency and solar-initiative programs approved by the CPUC.

For the year ended December 31, 2017, administrative and general expenses for contracted services increased by $2.3 million due primarily to (i) an increase in labor-related costs, (ii) the start of operations at Eglin AFB in June 2017, which increased administrative and general expenses in 2017 as compared to 2016, and (iii) an increase in outside services costs related to new business development and compliance.
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
Maintenance expense for water services decreased by $1.7 million due to an overall lower level of planned and unplanned maintenance in 2017. Maintenance expense for contracted services increased due primarily to the commencement of operations at Eglin AFB in June 2017.

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
Gain on Sale of Assets
In June 2017, GSWC completed the sale of its Ojai water system to Casitas Municipal Water District for $34.3 million, resulting in a pretax gain of $8.3 million on the sale of the assets.

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
     Interest income increased by $1.0 million for the year ended December 31, 2017 as compared to the same period in 2016 due primarily to (i) the collection of certain amounts from developers previously owed to GSWC, (ii) higher interest income on GSWC's regulatory assets resulting mostly from an increase in the 90-day commercial paper rate, and (iii) interest income related to a settlement payment received in December 2017.

Other, net
For the year ended December 31, 2017, other income increased by $517,000 primarily due to higher gains recorded on investments held for a retirement benefit plan resulting from more favorable market conditions as compared to 2016. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits.

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

Accounting for Rate Regulation — Because GSWC operates extensively in a regulated business, it is subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which rate-regulated operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.

Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of GSWC. When GSWC files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of the GSWC’s operations is no longer subject to the accounting guidance for the effects of certain types of regulation, GSWC is required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary.  In the event that GSWC’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC were to disallow costs included in the ratemaking process.

Registrant also reviews its utility plant in-service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.

Revenue Recognition — Effective January 1, 2018, Registrant adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09") issued by the Financial Accounting Standards Board. The adoption of this revenue guidance did not have a material impact on how Registrant recognizes revenue.

GSWC records water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (i.e., the service has been provided) but not billed by the end of each accounting period. Unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period, and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.

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

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM and BRRAM balances within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month period, which can affect the timing of when such revenues are recognized.

Revenues for ASUS's operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to 50-year contracts. Revenues from construction activities are recognized based on either the percentage-of-completion or cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods requires management to estimate the progress toward completion on a contract in terms of efforts, such as costs incurred.  This approach is used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the 50-year contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.

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

As a regulated utility, GSWC treats certain temporary differences as flow-through adjustments in computing its income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC were not required to account for its income taxes as a regulated enterprise. As of December 31, 2018, Registrant’s total amount of unrecognized tax benefits was zero.

Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan's assets was 6.50% in both 2018 and 2017.

For the pension plan obligation, Registrant increased the discount rate to 4.43% as of December 31, 2018 from 3.76% as of December 31, 2017 to reflect market interest-rate conditions at December 31, 2018. A hypothetical 25-basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2018 by approximately $855,000, or 27.8%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2018 by a total of $7.0 million, or 3.6%.  A 25-basis point further decrease in the long-term return on pension-plan-asset assumption would have increased 2018 pension cost by approximately $430,000, or 14.0%.

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

The CPUC has authorized GSWC to maintain two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  As of December 31, 2018, GSWC has a $3.0 million over-collection in the two-way pension balancing accounts, consisting of a $2.0 million over-collection related to the general office and water regions, and a $1.0 million over-collection related to BVES.

Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2019 the pension contribution is expected to be approximately $3.6 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.

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

AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $211.2 million was available for GSWC to pay dividends to AWR on December 31, 2018. Approximately $67.3 million was available for ASUS to pay dividends to AWR as of December 31, 2018 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.

When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt and equity capital markets. AWR has access to a syndicated credit facility, which expires in May 2023. AWR borrows under this facility and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  Any amounts owed to AWR by GSWC for borrowings under this facility are included in inter-company payables on GSWC’s balance sheet.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility.

In March of 2019, $40 million of GSWC's 6.70% senior notes will mature. GSWC intends to borrow under its intercompany borrowing arrangement with AWR to fund the repayment of this note. As of February 1, 2019 there were $99.5 million of outstanding borrowings under this facility and $940,000 of letters of credit outstanding.  As of February 1, 2019, AWR had $49.6 million available to borrow under the credit facility.

In July 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a positive outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case, Registrant may choose to temporarily reduce its capital spending.  If needed, GSWC may issue long-term debt in the future, depending on market conditions. It is anticipated that the proceeds from any such debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid dividends on its Common Shares for over 80 consecutive years.  On January 29, 2019, AWR's Board of Directors approved a first quarter dividend of $0.275 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 1, 2019 to shareholders of record at the close of business on February 15, 2019.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC, construction expenses at ASUS, and dividend payments. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law and deferred taxes; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.

The lower federal tax rate and the elimination of bonus depreciation brought about by the Tax Act are reducing Registrant's cash flows from operating activities, and are expected to result in higher financing costs arising from an increased need to raise debt and/or equity.

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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities was $136.8 million for the year ended December 31, 2018 as compared to $144.6 million for the year ended December 31, 2017, and $96.9 million for the year ended December 31, 2016.  The decrease in cash from operating activities during 2018 was due primarily to: (i) significant differences in the timing of income tax payments made and refunds received between the two periods, and (ii) a decrease resulting from the timing of billing of and cash receipts for construction work at military bases during the year ended December 31, 2018. The billings (and cash receipts) for construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These decreases in cash from operating activities were partially offset by an overall increase in cash collected from customers related to GSWC’s regulatory accounts. The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

The increase in operating cash flow during 2017 as compared to 2016 was due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs as well as income tax refunds received in 2017. The increase in operating cash flow was also due to the timing of billing of and cash receipts for construction work at military bases during 2017. Changes in customer accounts receivable were due to higher balances outstanding resulting from CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $128.0 million for the year ended December 31, 2018 as compared to $80.0 million used in 2017 and $131.2 million used in 2016. Cash used in investing activities during 2017 were partially offset by $34.3 million in cash proceeds generated from the sale of GSWC's Ojai water system in 2017. Cash used for other investments consists primarily of cash invested in a trust for a retirement benefit plan.

The decrease in cash used in investing activities in 2017 as compared to 2016 was due to the $34.3 million in cash proceeds generated from the sale of GSWC's Ojai water system.

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

Net cash used in financing activities was $1.8 million for the year ended December 31, 2018 as compared to net cash used of $64.7 million and net cash provided of $30.3 million for the same periods in 2017 and 2016, respectively. The decrease in net cash used in financing activities in 2018 from 2017 was due to the use of the Ojai sale proceeds, as well as cash generated from operating activities during 2017 to repay a portion of short-term borrowings from Registrant's revolving credit facility.

Net cash used in financing activities in 2017 as compared to net cash provided by financing activities in 2016 was due to the use of the Ojai sale proceeds.

GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers.
GSWC may, at times, utilize external sources, including equity investments and short-term borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures. On November 29, 2018, the Board of Directors approved the issuance of nineteen additional GSWC common shares to AWR for $47.5 million. GSWC used the proceeds from the issuance to pay down intercompany borrowings owed to AWR.
In addition, GSWC receives advances and contributions from customers, homebuilders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts that are no longer subject to refund are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.

As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets.  Management believes that internally generated funds, along with the proceeds from the issuance of long-term debt, borrowings from AWR, and common share issuances to AWR, will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements pending recovery of costs in rates.
In March of 2019, $40 million of GSWC's 6.70% senior note will mature. GSWC intends to borrow under its intercompany borrowing arrangement with AWR to fund the repayment of this note.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $120.4 million for the year ended December 31, 2018 as compared to $129.6 million and $101.3 million for the same periods in 2017 and 2016, respectively.  This decrease was primarily due to significant differences in the timing of income tax payments made and refunds received between the two periods, partially offset by an overall increase in cash collected from customers related to GSWC’s regulatory accounts. The timing of cash receipts and disbursements related to other working capital items also affected net cash provided by operating activities.

The increase in cash from operations in 2017 as compared to 2016 was due to various CPUC-approved surcharges implemented during 2017 to recover previously incurred costs, as well as income tax refunds received in 2017. Changes in customer accounts receivable were due to higher balances outstanding resulting from CPUC-approved rate increases and surcharges. The timing of cash receipts and disbursements related to other working capital items also affected net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $117.9 million for the year ended December 31, 2018 as compared to $77.4 million and $129.3 million for the same periods in 2017 and 2016, respectively. Cash used for capital expenditures in 2017 was partially offset by cash proceeds received from the sale of GSWC's Ojai water system.

During the years ended December 31, 2018, 2017 and 2016, cash paid for capital expenditures was $116.4 million, $110.5 million and $127.9 million, respectively. Capital expenditures incurred in 2018, 2017 and 2016 were consistent with GSWC’s capital investment program. GSWC expects 2019 company-funded capital expenditures to be between $115 and $125 million.

Cash Flows from Financing Activities:
Net cash provided by financing activities was $1.4 million for 2018 as compared to net cash used of $52.2 million and net cash provided of $25.7 million for 2017 and 2016, respectively. The increase in net cash provided by financing activities during 2018 was due to the issuance of additional Common Shares to AWR for $47.5 million in cash proceeds, as well as an increase in intercompany borrowings as compared to 2017. These increases were partially offset by an increase in dividends paid to AWR.

The change in net cash used in financing activities in 2017 of $52.2 million, as compared to net cash provided by financing activities of $25.7 million in 2016, was due to repayments made during 2017 on intercompany borrowings using the Ojai sale proceeds and cash generated from operating activities, as compared to net borrowings made from AWR in 2016.
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
 The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2018. All obligations and commitments are obligations and commitments of GSWC unless otherwise noted.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	123,000	40,000	—	—	83,000
Tax-Exempt Obligations (4)	11,397	145	323	363	10,566
Other Debt Instruments (5)	3,581	175	387	431	2,588
Total AWR Long-Term Debt	$324,978	$40,320	710	$794	$283,154

Interest on Long-Term Debt (6)	$254,380	$19,413	$37,776	$37,708	$159,483
Advances for Construction (7)	69,677	3,372	6,740	6,702	52,863
Renewable Energy Credit Agreement (8)	2,759	436	1,084	1,239	—
Purchased Power Contracts (9)	5,233	5,233	—	—	—
Capital Expenditures (10)	73,386	73,386	—	—	—
Water Purchase Agreements (11)	4,445	407	814	814	2,410
Operating Leases (12)	9,003	2,818	4,027	1,553	605
Employer Contributions (13)	10,042	3,573	6,469	—	—
SUB-TOTAL	$428,925	$108,638	$56,910	$48,016	$215,361

Other Commitments (14)	101,668

TOTAL	$855,571

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) GSWC issued private placement notes in 1991 in the amount of $28 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, two senior notes in the amount of $40 million each were issued by GSWC in October 2005 and in March 2009 to CoBank, ACB. A

senior note in the amount of $15 million was issued to The Prudential Insurance Company of America in December 2014. Under the terms of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. GSWC is in compliance with these covenant provisions as of December 31, 2018.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $3.7 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.
(5) Consists of $3.6 million outstanding representing the debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC's Arden-Cordova District.
(6) Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.
(7) Advances for construction represent annual contract refunds by GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.
(8) Consists of an agreement by GSWC to purchase renewable energy credits through 2023. These renewable energy credits are used by GSWC's electric division to meet California's renewables portfolio standard.
(9) Consists primarily of a fixed-cost purchased power contract effective January 1, 2015 between BVES and Shell Energy North America (US), L.P. and EDF Trading North America, LLC.
(10) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC as of December 31, 2018.  In addition, on February 4, 2019 BVES entered into a purchase agreement with General Electric International, Inc. in which General Electric International, Inc. will construct and then sell to BVES a solar power generating facility for $11.8 million. This project is subject to CPUC approval.
(11) Water purchase agreements consist of (i) a remaining amount of $2.2 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $2.2 million of other water purchase commitments with other third parties, which expire through 2038.
(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(13) Consists of expected contributions to Registrant's defined benefit pension plan for the years 2019 through 2021. Contribution to the pension plan are expected to be the higher of the minimum required contribution under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(14) Other commitments consist primarily of (i) a $150 million revolving credit facility, of which $95.5 million was outstanding as of December 31, 2018; (ii) a $5.2 million asset retirement obligation of GSWC that reflects the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (iii) an irrevocable letter of credit in the amount of $340,000 for the deductible in Registrant’s business automobile insurance policy; (iv) an irrevocable letter of credit issued on behalf of GSWC in the amount of $585,000 as security for the purchase of power by BVES under an energy scheduling agreement with Automated Power Exchange; and (v) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65-to-1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2018, AWR was in compliance with these covenants with an interest coverage ratio of 6.23 times interest expense, a debt ratio of 0.43-to-1.00 and debt ratings of A+ and A2.

Off-Balance-Sheet Arrangements
Registrant has various contractual obligations that are recorded as liabilities in the consolidated financial statements.  Other items, such as certain purchase commitments and operating leases, are not recognized as liabilities in the consolidated financial statements, but are required to be disclosed.  Except for those disclosed above in the table, Registrant does not have any other off-balance-sheet arrangements.
Effects of Inflation
     The rates of GSWC are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water rates is dependent upon receiving adequate and timely rate increases; however, authorized rates charged to customers are usually based on a forecast of expenses and capital costs for GSWC. Rates may lag increases in costs caused by unanticipated inflation.  During periods of moderate to low inflation, as has been experienced for the last several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC approves projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s inflation forecasts are accurate.
 For the Military Utility Privatization Subsidiaries, under the terms of the contracts with the U.S. government, the contract price is subject to an economic price adjustment on an annual basis.  ASUS has experienced delays in some of its economic price adjustments. However, when adjustments are finalized, they are implemented retroactively to the effective date of the economic price adjustment.
Climate Change
     Water - GSWC considers the potential impacts of climate change in its water supply portfolio planning and its overall infrastructure replacement plans. In addition, GSWC considers the impacts of greenhouse gas emissions and other environmental concerns in its operations and infrastructure investments.
Electric - California has established a cap-and-trade program applicable to greenhouse gas emissions.  While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVES has an obligation to file a report in June of each year under the Greenhouse Gas Mandatory Reporting Regulation.
     The State of California and the CPUC have also established renewable energy procurement targets. BVES has entered into a CPUC-approved ten-year contract for renewable energy credits. Because of this agreement, BVES believes it will comply through at least 2023 with California’s renewable energy statutes that address this issue. However, in addition to an anticipated increase in sales, one senate bill includes extending and increasing the renewable energy procurement requirements beyond 2020. As a result, BVES is examining its renewable supply quantities to ensure continued compliance.
BVES is also required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES is in compliance. Specifically, BVES must attest to having no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In February 2019, BVES filed an attestation that BVES complied with the standards for 2018.
At this time, management cannot estimate the impact, if any, that these regulations may have on the cost of BVES’s power plant operations or the cost of BVES’s purchased power from third party providers.

BVES Power-Supply Arrangements
     BVES began taking power effective January 1, 2015 at a fixed cost over three-and five-year terms depending on the amount of power and period during which the power is purchased under contracts approved by the CPUC in December 2014. The three-year contract expired on December 31, 2017. Registrant intends to enter into new purchased power contracts, subject to CPUC approval, once the five-year-term contract expires in November 2019. In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. The average cost of power purchased, including fixed costs and the transactions in the spot market, was approximately $79.90 per MWh for the year ended December 31, 2018 as compared to $73.03 per MWh for the same period of 2017. BVES’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVES has implemented an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
Construction Program
     GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC upgrades its electric and water supply facilities in accordance with industry standards, and local and CPUC requirements.  As of December 31, 2018, GSWC has unconditional purchase obligations for capital projects of approximately $73.4 million.  During the years ended December 31, 2018, 2017 and 2016, GSWC had capital expenditures of $125.1 million, $115.3 million and $126.0 million, respectively.  A portion of these capital expenditures was funded by developers through refundable advances, or contributions in aid of construction, which are not required to be repaid. During the years ended December 31, 2018, 2017 and 2016, capital expenditures funded by developers were $4.1 million, $3.5 million and $5.3 million, respectively. During 2019, GSWC's company-funded capital expenditures are estimated to be approximately $115 - $125 million.

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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of the Bipartisan Budget Act of 2018 for fiscal years 2018 and 2019, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program. Furthermore, from December 22, 2018 until January 25, 2019, the U.S. government shutdown impacted non-essential government employees due to the lack of an approved appropriations bill to fund the operations of the federal government for fiscal year 2019. However, the shutdown did not have an impact on ASUS due to the fact that funding for military operations (including military bases) is provided by the Department of Defense, which is fully funded for fiscal 2019 and was not part of the government shutdown.
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

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2018 - September 2019	Third Quarter 2018
Andrews Air Force Base (TUS)	February 2019 - January 2020	Fourth Quarter 2018
Fort Lee (ODUS)	February 2019 - January 2020	Fourth Quarter 2018
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2019 - March 2020	First Quarter of 2019
Fort Jackson (PSUS)	February 2019 - January 2020	Fourth Quarter 2018
Fort Bragg (ONUS)	March 2019 - February 2020	Fourth Quarter 2018
Eglin Air Force Base (ECUS)	June 2019 - May 2020	Second Quarter 2019
Fort Riley (FRUS)	July 2019 - June 2020	Second Quarter 2019
ASUS assumed the operation of the water distribution and wastewater collection and treatment facilities at Fort Riley on July 1, 2018. The value of this contract is approximately $681.0 million over its 50-year term, subject to annual economic price adjustments.

Regulatory Matters

Certificates of Public Convenience and Necessity
GSWC holds Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas it serves. ASUS is regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission. ECUS and FRUS are not subject to regulation by their respective states' utility commissions.
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
     GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the first test year with inflation-rate adjustments for expenses for the second and third years of the rate case cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. Electric general rate cases are typically filed every four years.
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
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office, formerly the Office of Ratepayer Advocates, filed a joint motion to adopt a settlement agreement between GSWC and the Public Advocates Office in connection with the general rate case. If approved by the CPUC, the settlement would resolve all of the issues in the general rate case application and authorize GSWC to invest approximately $334.5 million in capital infrastructure over the three-year rate cycle. The $334.5 million of infrastructure investment, as settled, includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice-letter-project revenues, the water gross margin for 2019 in the settlement filing is expected to increase by approximately $6.0 million as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement, as settled, has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement, as settled, includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, which has a corresponding decrease in income tax expense and also results in no impact to net earnings. Had depreciation expense, as settled, remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $15.2 million. The settlement also allows for potential additional water revenue increases in 2020 and 2021 of approximately $10.0 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
GSWC and the Public Advocates Office informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. GSWC is awaiting a proposed decision by the ALJ, which is expected during the first quarter of 2019, with a final decision by the CPUC expected later in 2019.  When approved, the new rates will be retroactive to January 1, 2019.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Because of the delay in finalizing the electric general rate case, billed electric revenues in 2018 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been approved by the CPUC prior to December 31, 2018, the electric segment’s gross margin would have increased by approximately $2.0 million, or $0.04 per share, for the year ended December 31, 2018. A decision in this case is expected in 2019 and when approved by the CPUC, the new rates will be retroactive to January 1, 2018. Accordingly, Registrant will record the 2018 increase to earnings in the period in which a CPUC decision is received.
Cost of Capital Proceeding for GSWC's Water Segment:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other investor-owned water utilities that serve California. Among other things, the final decision adopts for GSWC (i) a return on equity of 8.90%, (ii) a cost of debt of 6.6%, (iii) a capital structure with 57% equity and 43% debt, (iv) a return on rate base of 7.91%, and (v) the continuation of the water cost of capital adjustment mechanism. GSWC’s prior authorized return on equity and equity ratio for its water segment were 9.43% and 55%, respectively, with a return on rate base of 8.34%. The newly authorized return on rate base of 7.91% reflects a true-up of GSWC’s embedded debt cost from 6.99% to 6.60%.  The reduced debt costs contributed approximately 18 basis points to the 43-basis-point drop in the authorized return on rate base.
Tax Cuts and Jobs Act ("Tax Act"):
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. As a result, for the year ended December 31, 2018, the water-revenue requirement was reduced by approximately $12.5 million as compared to 2017 as a result of the Tax Act, which was largely offset by a decrease in income tax expense, resulting in no material impact to earnings. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. As of December 31, 2018, GSWC had an over-collection of $7.1 million related to the water segment tracked and recorded as a regulatory liability.
The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower federal corporate income tax rate. For the year ended December 31, 2018, GSWC reduced electric revenues by approximately $1.2 million, which was also largely offset by a corresponding decrease in income tax expense, resulting in no material impact to earnings.
Other Regulatory Matters
Application to Transfer Electric Utility Operations to New Subsidiary:
On December 14, 2018, GSWC filed an application with the CPUC to effectuate a reorganization plan that would transfer BVES from a division of GSWC to Bear Valley Electric Service, Inc. (“BVES Inc.”), a newly created separate legal entity and stand-alone subsidiary of AWR.  Due to the differences in operations, regulations and risks, management believes a separate electric legal entity and stand-alone subsidiary of AWR is in the best interests of customers, employees, and the communities served.  This reorganization plan is subject to CPUC approval and, if approved, is not expected to result in a substantive change to Registrant's operations and business segments. In February 2019, the City of Big Bear Lake filed a protest to the application, to which GSWC filed reply comments with the CPUC. The CPUC has not established a timeline for its review of the application.
For more information regarding significant regulatory matters, see Note 3 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.

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
Matters Relating to Environmental Cleanup
 GSWC has been involved in environmental remediation and cleanup at a plant site (“Chadron Plant”) that contained an underground storage tank that was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.
As of December 31, 2018, the total spent to cleanup and remediate GSWC’s plant facility was approximately $5.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2018, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved for inclusion in rate base by the CPUC.

Lead Testing in Schools
In January 2017, California State Water Resources Control Board - Division of Drinking Water (DDW) issued a permit amendment that required all community water systems to test the schools in their service area for lead, if sampling is requested in writing by the institution’s officials. In addition, the Governor of California signed an assembly bill, which requires all community water systems that serve a school site of a local educational agency with a building constructed before January 1, 2010, to test for lead in the potable water system of the school site on or before July 1, 2019. GSWC has been working extensively with the schools in its service areas for the last several months. As a result of concerted outreach to the schools, GSWC has completed lead sampling at approximately 88 percent of the schools in its service area as of December 31, 2018, as compared to the State average of 35 percent. GSWC will continue to work with the remaining schools in its service area to meet the July 1, 2019 deadline.  Management cannot predict if all schools will cooperate and complete the testing, and as a result cannot predict complete compliance with this regulation by the deadline.

Matters Relating to Military Privatization Contracts
Each of the Military Utility Privatization Subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.
Each of the Military Utility Privatization Subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government, or contamination of the air or soil not caused by the fault or negligence of the Military Utility Privatization Subsidiary. These changes can impact operations and maintenance and renewal and replacement costs under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of a contract.

Security Issues
     GSWC has security systems and infrastructure in place intended to prevent unlawful intrusion, service disruption and cyber-attacks.  GSWC utilizes a variety of physical security measures to protect its facilities.  GSWC also considers advances in security and emergency preparedness technology and relevant industry developments in developing its capital-improvement plans. GSWC intends to seek approval of the CPUC to recover any additional costs that it incurs in enhancing the security, reliability and resiliency of its water and electric systems.
The Military Utility Privatization Subsidiaries operate facilities within the boundaries of military bases which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.
Registrant has evaluated its cyber-security systems and continues to address identified areas of improvement with respect to U.S. government regulations regarding cyber-security of government contractors. These improvements include the physical security at all of the office and employee facilities it operates. Registrant believes it is in compliance with these regulations.
Despite its efforts, Registrant cannot guarantee that intrusions, cyber-attacks or other attacks will not cause water or electric system problems, disrupt service to customers, compromise important data or systems, or result in unintended release of customer or employee information.
Drought Impact
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation has been laid out in a summary document by the California Department of Water Resources ("DWR") and State Water Resources Control Board ("SWQCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of indoor water use standard of 55 gallons per capita per day (gpcd) until 2025 at which time the standard may be reduced to 52.5 gpcd or a new standard as recommend by DWR.
California's recent period of multi-year drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas, in accordance with CPUC procedures. In the event of water supply shortages beyond the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
The 2017-2018 water year was a dry year, with rainfall in northern California being below normal levels. However, precipitation to date in 2019 has been at or above normal levels with statewide snowpack at above 100% of average.
As of February 19, 2019, the U.S. Drought Monitor estimated less than 2 percent of California in the rank of “Severe Drought” while approximately 4 percent continued in the rank of “Moderate Drought.” This is in comparison to February 20, 2018 when approximately 20 percent of the State was considered in a “Severe Drought” and 48 percent was considered in "Moderate Drought". If dry conditions return, the SWQCB or other regulatory agencies may impose emergency drought actions.
GSWC’s Water Supply
During 2018, GSWC delivered approximately 63.3 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 398 acre-feet per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons).  Approximately 56% of GSWC's supply came from groundwater production wells situated throughout GSWC’s service areas.  GSWC supplemented its groundwater production with wholesale purchases from Metropolitan Water District ("MWD") member agencies and regional water suppliers (roughly 41% of total demand) and with authorized diversions from rivers (roughly 3%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”).  GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. During 2017, GSWC supplied 62.2 million ccf of water, approximately 55% of which was produced from groundwater sources and 45% was purchased from regional wholesalers and surface water diversions under contracts with the Bureau and SMUD. GSWC continually assesses its water rights and groundwater storage assets.
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
GSWC has a diverse water supply portfolio which includes approximately 73,400 acre-feet of adjudicated groundwater rights, surface water rights, and a number of unadjudicated water rights to help meet supply requirements.  The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including the amount, duration, length and location of rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, the amount and seasonality of water use by GSWC’s customers and others, evolving challenges to water quality, and a variety of legal limitations on use if a groundwater basin is, or may be, in an overdrafted condition.
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
Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to the state water contractors.  The SWP is a major source of water for the MWD. DWR generally establishes a percentage allocation of delivery requests based on a number of factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. In February 2019, DWR set an initial SWP delivery allocation at 35% of requests for the 2019 calendar year. This allocation will likely change depending on rain and snowfall received this winter.

Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area.  For example, GSWC has contracts with various governmental entities (principally MWD member agencies) and other parties to purchase water through a total of 61 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority.  GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 49,807 acre-feet annually.  MWD’s principal source of water is the SWP and the Colorado River via the Colorado River Aqueduct.
     GSWC has contracts to purchase water or water rights for an aggregate amount of $4.4 million as of December 31, 2018.  Included in the $4.4 million is a remaining commitment of $2.2 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for 10 additional years. The remaining $2.2 million is for commitments for purchased water with other third parties, which expire through 2038.
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

Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2018, the fair value of Registrant’s long-term debt was $387.9 million. A hypothetical ten percent decrease in market interest rates would have resulted in a $14.4 million increase in the fair value of Registrant’s long-term debt.
At December 31, 2018, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
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
The long-term contracts executed in December 2014 qualify for derivative accounting treatment. Among other things, the CPUC approval in December 2014 also authorized BVES to establish a regulatory memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact GSWC’s earnings. The three-year term contract expired in 2017. The five-year term contract expires in November 2019. Registrant expects to enter into new purchased power contracts to replace the existing agreement once it expires. As of December 31, 2018, there was a $311,000 unrealized loss in the memorandum account for the remaining purchased power contract as a result of a drop in energy prices since the execution of the contract.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in common shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company as of December 31, 2018 and 2017, and the related statements of income, changes in common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019
We have served as the Company's auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,649,535	$1,559,209
Electric	106,064	99,726
Total	1,755,599	1,658,935
Non-regulated utility property, at cost	24,511	15,592
Total utility plant, at cost	1,780,110	1,674,527
Less — accumulated depreciation	(561,855)	(533,370)
	1,218,255	1,141,157
Construction work in progress	78,055	63,835
Net utility plant	1,296,310	1,204,992

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	25,356	24,070
Total other property and investments	26,472	25,186

Current Assets
Cash and cash equivalents	7,141	214
Accounts receivable — customers, less allowance for doubtful accounts	23,395	26,127
Unbilled revenue — receivable	23,588	26,411
Receivable from U.S. government, less allowance for doubtful accounts	21,543	3,725
Other accounts receivable, less allowance for doubtful accounts	3,103	8,251
Income taxes receivable	2,164	4,737
Materials and supplies	5,775	4,795
Regulatory assets — current	16,527	34,220
Prepayments and other current assets	6,063	5,596
Contract assets (Note 2)	22,169	—
Costs and estimated earnings in excess of billings on contracts (Note 2)	—	41,387
Total current assets	131,468	155,463

Other Assets
Receivable from the U.S. government (Note 2)	39,583	—
Contract assets (Note 2)	2,278	—
Costs and estimated earnings in excess of billings on contracts (Note 2)	—	25,426
Other	5,322	5,667
Total other assets	47,183	31,093
Total Assets	$1,501,433	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$558,223	$529,945
Long-term debt	281,087	321,039
Total capitalization	839,310	850,984

Current Liabilities
Notes payable to banks	—	59,000
Long-term debt — current	40,320	324
Accounts payable	59,532	50,978
Income taxes payable	360	225
Accrued other taxes	10,094	7,344
Accrued employee expenses	13,842	12,969
Accrued interest	3,865	3,861
Unrealized loss on purchased power contracts	311	2,941
Contract liabilities (Note 2)	7,530	3,911
Other	10,731	15,109
Total current liabilities	146,585	156,662

Other Credits
Notes payable to banks	95,500	—
Advances for construction	66,305	67,465
Contributions in aid of construction — net	124,385	123,602
Deferred income taxes	114,216	115,703
Regulatory liabilities	44,867	32,178
Unamortized investment tax credits	1,367	1,436
Accrued pension and other post-retirement benefits	57,636	57,695
Other	11,262	11,009
Total other credits	515,538	409,088

Commitments and Contingencies (Notes 14 and 15)	—	—

Total Capitalization and Liabilities	$1,501,433	$1,416,734

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2018	2017
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,757,842 shares in 2018 and 36,680,794 shares in 2017	$253,689	$250,124
Reinvested earnings in the business	304,534	279,821
	558,223	529,945

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,667	3,772
Other Debt Instruments:
Variable Rate Obligation due 2018	—	18
American Recovery and Reinvestment Act Obligation due 2033	3,581	3,745
	324,978	325,265
Less: Current maturities	(40,320)	(324)
Debt issuance costs	(3,571)	(3,902)
	281,087	321,039
Total Capitalization	$839,310	$850,984

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Operating Revenues
Water	$295,258	$306,332	$302,931
Electric	34,350	33,969	35,771
Contracted services	107,208	100,302	97,385
Total operating revenues	436,816	440,603	436,087

Operating Expenses
Water purchased	68,904	68,302	64,442
Power purchased for pumping	8,971	8,518	8,663
Groundwater production assessment	19,440	18,638	14,993
Power purchased for resale	11,590	10,720	10,387
Supply cost balancing accounts	(15,649)	(17,939)	(12,206)
Other operation	31,650	29,994	28,257
Administrative and general	82,595	81,643	81,518
Depreciation and amortization	40,425	39,031	38,850
Maintenance	15,682	15,176	16,470
Property and other taxes	18,404	17,905	16,801
ASUS construction	53,906	49,838	53,720
Gain on sale of assets	(85)	(8,318)	—
Total operating expenses	335,833	313,508	321,895

Operating Income	100,983	127,095	114,192

Other Income and Expenses
Interest expense	(23,433)	(22,582)	(21,992)
Interest income	3,578	1,790	757
Other, net	760	2,038	1,521
Total other income and expenses	(19,095)	(18,754)	(19,714)

Income before income tax expense	81,888	108,341	94,478

Income tax expense	18,017	38,974	34,735

Net Income	$63,871	$69,367	$59,743

Weighted Average Number of Shares Outstanding	36,733	36,638	36,552
Basic Earnings Per Common Share	$1.73	$1.88	$1.63

Weighted Average Number of Diluted Shares	36,936	36,844	36,750
Fully Diluted Earnings Per Share	$1.72	$1.88	$1.62

Dividends Paid Per Common Share	$1.060	$0.994	$0.914

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2015	36,502	$245,022	$220,923	$465,945
Add:
Net income			59,743	59,743
Exercise of stock options and other issuance of Common Shares	69	235		235
Tax benefit from employee stock-based awards		581		581
Compensation on stock-based awards		1,201		1,201
Dividend equivalent rights on stock-based awards not paid in cash		193		193
Deduct:
Dividends on Common Shares			33,408	33,408
Dividend equivalent rights on stock-based awards not paid in cash			193	193
Balances at December 31, 2016	36,571	247,232	247,065	494,297
Add:
Net income			69,367	69,367
Exercise of stock options and other issuance of Common Shares	110	909		909
Compensation on stock-based awards		1,789		1,789
Dividend equivalent rights on stock-based awards not paid in cash		194		194
Deduct:
Dividends on Common Shares			36,417	36,417
Dividend equivalent rights on stock-based awards not paid in cash			194	194
Balances at December 31, 2017	36,681	250,124	279,821	529,945
Add:
Net income			63,871	63,871
Exercise of stock options and other issuance of Common Shares	77	546		546
Compensation on stock-based awards		2,798		2,798
Dividend equivalent rights on stock-based awards not paid in cash		221		221
Deduct:
Dividends on Common Shares			38,937	38,937
Dividend equivalent rights on stock-based awards not paid in cash			221	221
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$63,871	$69,367	$59,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,663	39,273	39,109
Provision for doubtful accounts	841	989	619
Deferred income taxes and investment tax credits	(5,773)	12,153	27,640
Stock-based compensation expense	3,851	2,885	2,538
Gain on sale of assets	(85)	(8,318)	—
Other — net	655	(1,525)	(397)
Changes in assets and liabilities:
Accounts receivable — customers	1,882	(7,671)	(1,750)
Unbilled revenue — receivable	2,823	(2,020)	(4,901)
Other accounts receivable	5,151	(1,671)	(1,233)
Receivables from the U.S. government	(20,976)	4,742	(2,606)
Materials and supplies	(980)	(501)	1,121
Prepayments and other assets	(519)	(1,641)	2,239
Contract assets	5,941	—	—
Costs and estimated earnings in excess of billings on contracts	—	(2,881)	(10,433)
Regulatory assets/liabilities	33,834	24,626	(5,610)
Accounts payable	1,282	4,358	(3,442)
Income taxes receivable/payable	2,708	13,206	(6,993)
Contract liabilities / Billings in excess of costs and estimated earnings on contracts	3,619	1,648	(1,501)
Accrued pension and other post-retirement benefits	(1,086)	(878)	(289)
Other liabilities	(928)	(1,589)	3,095
Net cash provided	136,774	144,552	96,949
Cash Flows From Investing Activities:
Capital expenditures	(126,561)	(113,126)	(129,867)
Proceeds from sale of assets	72	34,324	—
Other investments	(1,553)	(1,229)	(1,354)
Net cash used	(128,042)	(80,031)	(131,221)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	546	909	235
Tax benefits from stock-based awards	—	—	581
Receipt of advances for and contributions in aid of construction	5,551	7,275	6,660
Refunds on advances for construction	(3,886)	(3,889)	(3,921)
Retirement or repayments of long-term debt	(326)	(329)	(313)
Net change in notes payable to banks	36,500	(31,000)	62,000
Dividends paid	(38,937)	(36,417)	(33,408)
Other	(1,253)	(1,292)	(1,490)
Net cash (used) provided	(1,805)	(64,743)	30,344
Net change in cash and cash equivalents	6,927	(222)	(3,928)
Cash and cash equivalents, beginning of year	214	436	4,364
Cash and cash equivalents, end of year	$7,141	$214	$436

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Assets

Utility Plant, at cost
Water	$1,649,535	$1,559,209
Electric	106,064	99,726
Total	1,755,599	1,658,935
Less — accumulated depreciation	(551,244)	(524,481)
	1,204,355	1,134,454
Construction work in progress	76,737	63,486
Net utility plant	1,281,092	1,197,940

Other Property and Investments	23,263	21,956
	23,263	21,956
Current Assets
Cash and cash equivalents	4,187	214
Accounts receivable — customers, less allowance for doubtful accounts	23,395	26,127
Unbilled revenue — receivable	17,892	18,852
Other accounts receivable, less allowance for doubtful accounts	1,959	6,105
Income taxes receivable from Parent	5,617	6,590
Materials and supplies	4,797	4,046
Regulatory assets — current	16,527	34,220
Prepayments and other current assets	5,275	5,090
Total current assets	79,649	101,244

Other Assets
Other	5,218	5,683
Total other assets	5,218	5,683
Total Assets	$1,389,222	$1,326,823

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$503,575	$474,374
Long-term debt	281,087	321,039
Total capitalization	784,662	795,413

Current Liabilities
Intercompany payable to Parent	—	34,836
Long-term debt — current	40,320	324
Accounts payable	47,865	42,497
Accrued other taxes	9,911	7,108
Accrued employee expenses	11,910	11,338
Accrued interest	3,550	3,585
Unrealized loss on purchased power contracts	311	2,941
Other	9,432	14,705
Total current liabilities	123,299	117,334

Other Credits
Intercompany payable to Parent	57,289	—
Advances for construction	66,305	67,465
Contributions in aid of construction — net	124,385	123,602
Deferred income taxes	118,241	120,780
Regulatory liabilities	44,867	32,178
Unamortized investment tax credits	1,367	1,436
Accrued pension and other post-retirement benefits	57,636	57,695
Other	11,171	10,920
Total other credits	481,261	414,076

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,389,222	$1,326,823

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2018	2017
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 165 shares in 2018 and 146 shares in 2017	$292,412	$242,181
Reinvested earnings in the business	211,163	232,193
	503,575	474,374

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
6.70% notes due 2019	40,000	40,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,667	3,772
Other Debt Instruments:
Variable rate obligation due 2018	—	18
American Recovery and Reinvestment Act Obligation due 2033	3,581	3,745
	324,978	325,265
Less: Current maturities	(40,320)	(324)
Debt issuance costs	(3,571)	(3,902)
	281,087	321,039
Total Capitalization	$784,662	$795,413

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2018	2017	2016
Operating Revenues
Water	$295,258	$306,332	$302,931
Electric	34,350	33,969	35,771
Total operating revenues	329,608	340,301	338,702

Operating Expenses
Water purchased	68,904	68,302	64,442
Power purchased for pumping	8,971	8,518	8,663
Groundwater production assessment	19,440	18,638	14,993
Power purchased for resale	11,590	10,720	10,387
Supply cost balancing accounts	(15,649)	(17,939)	(12,206)
Other operation	25,334	24,877	24,771
Administrative and general	62,156	62,408	64,698
Depreciation and amortization	38,395	37,852	37,804
Maintenance	13,104	12,970	14,519
Property and other taxes	16,809	16,402	15,444
Gain on sale of assets	(8)	(8,318)	—
Total operating expenses	249,046	234,430	243,515

Operating Income	80,562	105,871	95,187

Other Income and Expenses
Interest expense	(22,621)	(22,055)	(21,782)
Interest income	2,890	1,766	749
Other, net	784	2,234	1,424
Total other income and expenses	(18,947)	(18,055)	(19,609)

Income from operations before income tax expense	61,615	87,816	75,578

Income tax expense	13,603	34,059	28,609

Net Income	$48,012	$53,757	$46,969

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2015	146	$238,795	$184,935	$423,730
Add:
Net income			46,969	46,969
Tax benefit from employee stock-based awards		501		501
Compensation on stock-based awards		1,020		1,020
Dividend equivalent rights on stock-based awards not paid in cash		166		166
Deduct:
Dividends on Common Shares			25,450	25,450
Dividend equivalent rights on stock-based awards not paid in cash			166	166

Balances at December 31, 2016	146	240,482	206,288	446,770
Add:
Net income			53,757	53,757
Compensation on stock-based awards		1,527		1,527
Dividend equivalent rights on stock-based awards not paid in cash		172		172
Deduct:
Dividends on Common Shares			27,680	27,680
Dividend equivalent rights on stock-based awards not paid in cash			172	172

Balances at December 31, 2017	146	242,181	232,193	474,374
Add:
Net income			48,012	48,012
Issuance of Common Shares to Parent	19	47,500		47,500
Compensation on stock-based awards		2,539		2,539
Dividend equivalent rights on stock-based awards not paid in cash		192		192
Deduct:
Dividends on Common Shares			68,850	68,850
Dividend equivalent rights on stock-based awards not paid in cash			192	192

Balances at December 31, 2018	165	$292,412	$211,163	$503,575

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$48,012	$53,757	$46,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,633	38,094	38,063
Provision for doubtful accounts	850	816	627
Deferred income taxes and investment tax credits	(6,817)	13,970	28,099
Stock-based compensation expense	3,397	2,420	2,118
Gain on sale of assets	(8)	(8,318)	—
Other — net	585	(1,613)	(352)
Changes in assets and liabilities:
Accounts receivable — customers	1,882	(7,671)	(1,750)
Unbilled revenue — receivable	960	(1,152)	481
Other accounts receivable	4,140	(544)	(896)
Materials and supplies	(751)	(322)	1,136
Prepayments and other assets	(154)	(1,450)	2,114
Regulatory assets/liabilities	33,834	24,626	(5,610)
Accounts payable	(1,907)	4,927	(1,514)
Inter-company receivable/payable	(47)	(390)	280
Income taxes receivable/payable from/to Parent	973	15,266	(10,856)
Accrued pension and other post-retirement benefits	(1,086)	(878)	(289)
Other liabilities	(2,057)	(1,930)	2,666
Net cash provided	120,439	129,608	101,286

Cash Flows From Investing Activities:
Capital expenditures	(116,354)	(110,487)	(127,913)
Proceeds from sale of assets	9	34,324	—
Other investments	(1,553)	(1,229)	(1,389)
Net cash used	(117,898)	(77,392)	(129,302)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	47,500	—	—
Tax benefits from stock-based awards	—	—	501
Receipt of advances for and contributions in aid of construction	5,551	7,275	6,660
Refunds on advances for construction	(3,886)	(3,889)	(3,921)
Retirement or repayments of long-term debt	(326)	(329)	(313)
Net change in inter-company borrowings	22,500	(26,500)	49,500
Dividends paid	(68,850)	(27,680)	(25,450)
Other	(1,057)	(1,088)	(1,253)
Net cash provided (used)	1,432	(52,211)	25,724

Net change in cash and cash equivalents	3,973	5	(2,292)

Cash and cash equivalents, beginning of year	214	209	2,501

Cash and cash equivalents, end of year	$4,187	$214	$209

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

GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customers. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customers through its Bear Valley Electric Service (“BVES”) division. Although Registrant has a diversified base of residential, industrial and other customers, revenues derived from commercial and residential water customers accounted for nearly 90% of total water revenues in 2018, 2017 and 2016. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates. In December 2018, GSWC filed an application with the CPUC to effectuate a reorganization plan that would transfer BVES from a division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  This reorganization plan is subject to CPUC approval and, if approved, is not expected to result in a substantive change to Registrant's operations and business segments.

ASUS, through its Military Utility Privatization Subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm fixed-price contracts. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases. On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period. The 50-year contract was awarded by the U.S. government in September 2017 and is subject to annual economic price adjustments.

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

Related-Party Transactions:  GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2018, 2017 and 2016, GSWC allocated to ASUS approximately $4.2 million, $4.0 million and $3.9 million, respectively, of corporate office administrative and general costs.  In addition, AWR has a $150.0 million credit facility, which expires in May 2023. AWR borrows under this facility and provides funds to its subsidiaries, including GSWC, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest cost under the credit facility. Amounts owed to GSWC by AWR, including for allocated expenses, are included in GSWC's intercompany receivables as of December 31, 2018 and 2017.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. In November 2018, the Board of Directors approved the issuance of nineteen additional GSWC Common Shares to AWR for $47.5 million. On November 30, 2018, GSWC used the proceeds from this stock issuance to pay down its intercompany borrowings owed to AWR. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings will be at the end of November 2020. As a result, GSWC’s intercompany borrowings of $57.3 million as of December 31, 2018 have been classified as a long-term liability on GSWC’s balance sheet.

GSWC Long-Term Debt: In March of 2019, $40 million of GSWC's 6.70% senior note will mature. This note has been included in "Current Liabilities" in Registrant's balance sheets as of December 31, 2018. GSWC intends to borrow under its intercompany borrowing arrangement with AWR to fund the repayment of this note.

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
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2018 and 2017.

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
 Depreciation is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. GSWC's provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.7% for 2018, 2.6% for 2017, and 2.9% for 2016.  Depreciation expense for GSWC, excluding amortization expense and depreciation on transportation equipment, totaled $37.3 million, $36.5 million and $36.1 million for the years ended December 31, 2018, 2017 and 2016. Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $238,000, $242,000 and $259,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Replaced or retired property costs, including cost of removal, are charged to the accumulated provision for depreciation.
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
 With regards to removal costs associated with certain other long-lived assets, such as water mains, distribution and transmission assets, asset retirement obligations have not been recognized as GSWC believes there is no legal obligation to do so. There are no CPUC rules or regulations that require GSWC to remove any of its other long-lived assets. In addition, GSWC’s water pipelines are not subject to regulation by any federal regulatory agency. GSWC has franchise agreements with various municipalities in order to use the public right of way for utility purposes (i.e., operate water distribution and transmission assets), and if certain events occur in the future, GSWC could be required to remove or relocate certain of its pipelines. However, it is not possible to estimate an asset retirement amount since the timing and the amount of assets that may be required to be removed, if any, is not known.
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

Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2018, 2017 and 2016, no impairment loss was incurred.

Goodwill:  At December 31, 2018 and 2017, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2018, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.

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

 Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the year ended December 31, 2018, $156,000 of AFUDC was recorded. For the year ended December 31, 2017, no AFUDC was recorded and for the year ended December 31, 2016, $101,000, of AFUDC was recorded related to capital projects based on a weighted cost of capital of 8.34% for water and a cost of debt of 6.96% for electric, as approved by the CPUC.

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

Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Contributions in aid of construction are similar to advances but require no refunding. Generally, GSWC depreciates contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Utility plant funded by advances and contributions is excluded from rate base.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2018 and 2017 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2018		2017
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$324,978	$387,889	$325,265	$424,042

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
 Publicly issued notes, private placement notes and other long-term debt are measured using current U.S. corporate bond yields for similar debt instruments and are classified as Level 2. The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2018:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$387,889	—	$387,889
Stock-Based Awards: AWR has issued stock-based awards to its employees under stock incentive plans. AWR has also issued stock-based awards to its Board of Directors under non-employee directors stock plans.  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 13 for further discussion.

Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2018
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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the financial statement presentation for the costs of defined benefit pension plans and other retirement benefits. Prior to this guidance, the components of net benefit cost for retirement plans (such as service cost, interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses) were aggregated as operating costs for financial statement presentation purposes. Under the new guidance, the service cost component continues to be presented as operating costs, while all other components of net benefit cost are presented outside of operating income. The new guidance also limits any capitalization of net periodic benefits cost to the service cost component. Registrant adopted the new guidance beginning January 1, 2018, which did not have a material impact on its financial statements. Prior period amounts have been reclassified on the income statements to conform to the current-period presentation. Registrant used its prior year's disclosure of its pension and other employee benefit plans as an estimation for applying the retrospective presentation requirements of this guidance. The components of net periodic benefits cost, other than the service cost component, have been included in the line item “Other, net” in Registrant's income statements (see Note 12).

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

Accounting Pronouncements to be Adopted in Future Periods
In February 2016, the FASB issued a new lease accounting standard, Leases (ASC 842), which replaces the prior lease guidance, (ASC 840). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Registrant will apply the new standard on January 1, 2019 and any periods presented prior to January 1, 2019 will not be adjusted to conform to the new lease standard. Registrant examined all current agreements accounted for under ASC 840, as well as other agreements which were not recorded as leases under ASC 840, and applied the lease criteria under ASC 842 to assess whether these agreements qualify as leases under the new standard. Registrant elected the practical expedient under ASU 2018-01 Land Easement Practical Expedient for Transition to Topic 842. The discount rates used to value the lease liabilities were based on Registrant's incremental borrowing rates for a similar term as the underlying leases' terms. Based on its current lease portfolio and the analysis of the new standard performed to-date, Registrant estimates an increase in consolidated assets and liabilities of less than $10 million, representing right-of-use assets and lease liabilities as a result of the adoption of ASC 842.

In August 2018, the FASB issued ASU 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this standard, entities that enter into cloud computing service arrangements will apply existing internal-use software guidance to determine which implementation costs are eligible for capitalization. Under that guidance, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. The new guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. Registrant will adopt this guidance effective January 1, 2019 and does not expect the adoption to have a significant impact on its financial statements.

In August 2018, the FASB issued ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This update removes disclosures to pension plans and other post-retirement benefit plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and will be applied on a retrospective basis to all periods presented.

Note 2 — Revenues

Most of Registrant's revenues are accounted for under the revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)." The adoption of this accounting standard effective January 1, 2018 did not have a material impact on Registrant's measurement or timing of revenue recognition.
GSWC provides water and electric utility services to customers as specified by the CPUC. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which include both quantity-based and flat-rate charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC with an opportunity to recover its costs and earn a reasonable return on its net capital investment. The annual revenue requirements are comprised of operation and maintenance costs, administrative and general costs, depreciation and taxes in amounts authorized by the CPUC and a return on rate base consistent with the capital structure authorized by the CPUC.
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
GSWC bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which GSWC pays to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC bills these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s ability to collect them from its customers, are accounted for on a gross basis. GSWC’s franchise fees billed to customers and recorded as operating revenue were approximately $3.6 million, $3.6 million and $3.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. When GSWC acts as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
As authorized by the CPUC, GSWC records in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  The difference is tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts for its water segment, and the Base Revenue Requirement Adjustment Mechanism ("BRRAM") regulatory account for its electric segment. If this difference results in an under-collection of revenues, GSWC records the additional revenue only to the extent that they are expected to be collected within 24 months following the year in which they are recorded in accordance with Accounting Standards Codification ("ASC") Topic 980, Regulated Operations.
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
The ongoing performance of operation and maintenance of the water and/or wastewater systems and treatment plants is viewed as a single performance obligation for each 50-year contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the "right to invoice" practical expedient under ASC Topic 606. ASUS has a right to consideration from the U.S. government in an amount that corresponds directly to the value to the U.S. government of ASUS’s performance completed to-date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the 50-year term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S. government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
ASUS's construction activities consist of various projects to be performed. Each of these projects' transaction prices is delineated either in the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project. Each construction project is viewed as a separate, single performance obligation.

Therefore, it is generally unnecessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the year ended December 31, 2018 from performance obligations satisfied in previous periods were not material.
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. For the year ended December 31, 2018, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2018
Water:
Tariff-based revenues	$298,818
CPUC-approved surcharges (cost-recovery activities)	2,962
Other	1,813
Water revenues from contracts with customers	303,593
WRAM over-collection (alternative revenue program)	(8,335)
Total water revenues	295,258

Electric:
Tariff-based revenues	34,501
CPUC-approved surcharges (cost-recovery activities)	214
Electric revenues from contracts with customers	34,715
BRRAM over-collection (alternative revenue program)	(365)
Total electric revenues	34,350

Contracted services:
Water	62,273
Wastewater	44,935
Contracted services revenues from contracts with customers	107,208

Total revenues	$436,816
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2018	January 1, 2018

Receivable from the U.S. government	$61,126	$40,150
Contract assets	$24,447	$30,388
Contract liabilities	$7,530	$3,911
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
Revenues for the year ended December 31, 2018 that were included in contract liabilities at the beginning of the period were $3.7 million.
As of December 31, 2018, Registrant's aggregate remaining performance obligations, all of which are for the contracted services segment, was $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining terms of each of the 50-year contracts, which range from 36 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.
Note 3 — Regulatory Matters

In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2018, Registrant had approximately $56.3 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $81.5 million of regulatory liabilities relates to the creation of an excess deferred income tax liability brought about by a lower federal income tax rate as a result of the Tax Cuts and Jobs Act (see Note 11) that is expected to be refunded to customers, (ii) $15.3 million relates to flow-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability (also see Note 11), and (iii) $36.2 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts). The remainder relates to other items that do not provide for or incur carrying costs.
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

	December 31,
(dollars in thousands)	2018	2017
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$17,763	$29,556
Costs deferred for future recovery on Aerojet case	9,516	10,656
Pensions and other post-retirement obligations (Note 12)	33,124	33,019
Derivative unrealized loss (Note 5)	311	2,941
Low income rate assistance balancing accounts	2,784	5,972
General rate case memorandum accounts	5,054	10,522
Other regulatory assets	15,656	16,393
Excess deferred income taxes (Note 11)	(81,465)	(83,231)
Flow-through taxes, net (Note 11)	(15,273)	(17,716)
Tax Cuts and Jobs Act ("Tax Act") memorandum accounts	(8,293)	—
Various refunds to customers	(7,517)	(6,070)
Total	$(28,340)	$2,042

Alternative-Revenue Programs:
Under the WRAM, GSWC records the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (adopted volumetric revenues) and the actual volumetric revenues recovered in customer rates.  While the WRAM tracks volumetric-based revenues, the revenue requirements approved by the CPUC include service charges, flat rate charges, and other items that are not subject to the WRAM. The adopted volumetric revenues consider the seasonality of consumption of water based upon historical averages. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts is recorded as a component of revenue with an offsetting entry to an asset or liability balancing account (tracked individually for each rate making area). The variance amount may be positive or negative and represents amounts that will be billed or refunded to customers in the future.  The WRAM only applies to customer classes with conservation rates in place.  The majority of GSWC’s water customers have conservation rate structures.
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
The recovery or refund of the WRAM is netted against the MCBA over- or under-collection for the corresponding rate-making area and bears interest at the current 90-day commercial-paper rate. During the year ended December 31, 2018, $21.2 million of pre-2018 WRAM/MCBA balances were recovered.  During 2018, GSWC recorded an additional $9.4 million net under-collection in the WRAM/MCBA.  The majority of this balance represents an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2018, GSWC had an aggregated regulatory asset of $17.8 million, which is comprised of a $3.8 million over-collection in the WRAM accounts and a $21.6 million under-collection in the MCBA accounts. GSWC is expected to file with the CPUC for recovery of the 2018 WRAM/MCBA balances in March 2019.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded.  As of December 31, 2018, there were no WRAM under-collections that were estimated to be collected over more than 24 months.
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
Pensions and Other Post-retirement Obligations:
A regulatory asset has been recorded at December 31, 2018 and 2017 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 12, as of December 31, 2018, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $36.2 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.

The CPUC has authorized GSWC to use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in both water and electric rates and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2018, GSWC has a net $3.0 million over-collection in the two-way pension balancing accounts, consisting of a $2.0 million over-collection related to the general office and water regions, and a $1.0 million over-collection related to BVES.
Low Income Balancing Accounts:
This regulatory asset reflects primarily the costs of implementing and administering the California Alternate Rates for Water program in GSWC’s water regions and the California Alternate Rate for Energy program in GSWC’s BVES division. These programs mandated by the CPUC currently provide a discount of a fixed dollar amount which is intended to represent a 15% discount based on a typical customer bill for qualified low-income water customers and 20% for qualified low-income electric customers. GSWC accrues interest on its low income balancing accounts at the prevailing rate for 90-day commercial paper.  As of December 31, 2018, there is an aggregate $2.8 million under-collection in the low income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.
General Rate Case Memorandum Accounts:
The balance in the general rate case memorandum accounts represents the revenue differences between interim rates and final rates authorized by the CPUC due to delays in receiving decisions on various general rate case applications. On December 15, 2016, the CPUC issued a decision on GSWC's water general rate case, which set rates for the years 2016 - 2018. The rates approved by the CPUC were retroactive to January 1, 2016. As a result, as of December 31, 2016, GSWC added $9.5 million to the general rate case memorandum accounts representing the rate difference between interim rates and final rates authorized by the CPUC, retroactive to January 1, 2016. As of December 31, 2018, there is a net aggregate $5.1 million under-collection in these accounts, primarily related to the revenue difference between interim rates and final rates authorized by the CPUC in the December 2016 decision. GSWC has implemented surcharges ranging from 12-36 months to collect the $5.1 million balance.
Tax Cuts and Jobs Act ("Tax Act") Memorandum Accounts:
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC are the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water segment’s adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. For the year ended December 31, 2018, over-collections of approximately $7.1 million related to the water segment were tracked and recorded as a regulatory liability. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. GSWC expects to refund the $7.1 million to water customers beginning in 2019. Furthermore, in March 2018, GSWC filed updated testimony revising the revenue requirements to reflect the impacts of the Tax Act in its pending water general rate case that will set new rates for the years 2019 - 2021.
The CPUC also ordered GSWC to update its pending electric general rate case filing, which will determine new electric rates for the years 2018 - 2021, to reflect the lower federal corporate income tax rate. As a result, for the year ended December 31, 2018, GSWC reduced electric revenues by approximately $1.2 million, and recorded a corresponding regulatory liability that will be satisfied as part of implementing overall new rates from the electric general rate case retroactive to January 1, 2018 once the CPUC issues a final decision.
Reductions in the water and electric revenue requirements resulting from the impacts of the Tax Act are largely offset by decreases in GSWC's income tax expense, resulting in no material impact to net earnings (see Note 11).
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Other Regulatory Matters:
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard (“RPS”) law, which requires BVES to meet certain targets for purchases of energy from qualified renewable energy resources. In December 2012, GSWC entered into a ten-year agreement with a third party to purchase renewable energy credits (“RECs”) whereby GSWC agreed to purchase approximately 578,000 RECs over a 10 -year period, which would be used towards meeting California's RPS requirements. As of December 31, 2018, GSWC believes it has purchased sufficient RECs to be in compliance for all periods through 2018. Accordingly, no provision for loss or potential penalties has been recorded in the financial statements as of December 31, 2018. GSWC intends to file its 2018 compliance report with the CPUC by the August 2019 deadline. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2018.

In September 2018, the Governor of California signed a senate bill into law requiring, among other things, electric utilities to generate 40% of their electricity from renewable sources by 2024, 60% of their electricity from renewable energy sources by 2030 and 100% of their electricity from renewable energy sources and zero-carbon resources by 2045. The new requirement is in addition to the existing requirement for electric utilities to generate one third of their electricity from renewable sources by 2020. BVES is currently assessing various renewable energy opportunities to enable it to be in compliance with these requirements.
    Cost of Capital Proceeding:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other water utilities for the years 2018 - 2020. Among other things, the final decision adopted for GSWC's water segment a return on equity of 8.90%, with a return on rate base of 7.91%. The previously authorized return on equity for GSWC’s water segment was 9.43%, with a return on rate base of 8.34%. In April 2018, GSWC implemented new water rates to incorporate the cost of capital decision. For the year ended December 31, 2018, GSWC recorded a regulatory liability with a corresponding decrease in water revenues of approximately $961,000 representing the revenue difference between the old and new cost of capital rates through April 2018.
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office filed a joint motion to adopt a settlement agreement between GSWC and the Public Advocates Office in connection with this general rate case. If approved by the CPUC, the settlement would resolve all of the issues in the general rate case application.
GSWC and the Public Advocates Office informed the assigned Administrative Law Judge ("ALJ”) that hearings would not be needed in light of the settlement agreement. Subsequently, the ALJ issued a ruling requesting additional information on a number of items in the general rate case.  GSWC has provided the additional information requested by the ALJ and believes it has satisfied all of the questions raised.  Both the ALJ’s request and GSWC’s response are public information. GSWC is awaiting a proposed decision by the ALJ, which is expected during the first quarter of 2019, with a final decision by the CPUC expected later in 2019.  When approved, the new rates will be retroactive to January 1, 2019.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Because of the delay in finalizing the electric general rate case, year-to-date billed electric revenues in 2018 were based on 2017 adopted rates. A decision in this case is expected in 2019 and, when approved by the CPUC, the new rates will be retroactive to January 1, 2018.

Note 4 — Utility Plant and Intangible Assets

The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2018	2017	2018	2017
Water
Land	$14,890	$14,895	$14,890	$14,895
Intangible assets	29,412	29,396	29,413	29,378
Source of water supply	91,349	88,168	91,349	88,168
Pumping	182,673	178,252	182,673	178,252
Water treatment	82,198	78,999	82,198	78,999
Transmission and distribution	1,142,105	1,064,271	1,142,105	1,064,271
Other	131,419	120,820	106,907	105,246
	1,674,046	1,574,801	1,649,535	1,559,209
Electric
Transmission and distribution	82,257	76,188	82,257	76,188
Generation	12,583	12,583	12,583	12,583
Other (1)	11,224	10,955	11,224	10,955
	106,064	99,726	106,064	99,726

Less — accumulated depreciation	(561,855)	(533,370)	(551,244)	(524,481)
Construction work in progress	78,055	63,835	76,737	63,486
Net utility plant	$1,296,310	$1,204,992	$1,281,092	$1,197,940

(1)         Includes intangible assets of $1.2 million for the years ended December 31, 2018 and 2017 for studies performed in association with the electricity segment of the Registrant’s operations.
As of December 31, 2018 and 2017, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2018	2017	2018	2017
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	12,641	13,011	12,641	13,011
Total intangible assets		30,822	31,192	30,251	30,621
Less — accumulated amortization		(24,399)	(23,331)	(24,268)	(23,221)
Intangible assets, net of amortization		$6,423	$7,861	$5,983	$7,400

Intangible assets not subject to amortization (3)		$422	$422	$404	$404

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2018 and 2017.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2018, 2017 and 2016, amortization of intangible assets was $1.1 million, $1.5 million and $1.9 million, respectively, for both AWR and GSWC.  Estimated future consolidated amortization expenses related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2019	$189
2020	90
2021	12
2022	12
2023	12
Total	$315

Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2018 and 2017:

(dollars in thousands)	GSWC
Obligation at December 31, 2016	$4,393
Additional liabilities incurred	562
Liabilities settled	(229)
Accretion	237
Obligation at December 31, 2017	$4,963
Additional liabilities incurred	256
Liabilities settled	(46)
Accretion	55
Obligation at December 31, 2018	$5,228

Note 5 — Derivative Instruments

GSWC's electric division, BVES, purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In December 2014, the CPUC approved an application that allowed BVES to enter into long-term purchased power contracts with energy providers, which BVES executed in December 2014. BVES began taking power under these long-term contracts effective January 1, 2015 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. The three-year contract expired on December 31, 2017. Registrant intends to enter into new purchased power contracts, subject to CPUC approval, once the five-year term contract expires in November 2019. As of December 31, 2018, there was a $311,000 unrealized loss in the memorandum account, with a corresponding unrealized loss liability for the five-year purchased power contract as a result of the fixed prices being greater than the futures energy prices. The notional volume of derivatives remaining under this long-term contract as of December 31, 2018 was approximately 96,000 megawatt hours.
As previously discussed in Note 1, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contract. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  Registrant received one broker quote to determine the fair value of its derivative instrument.  When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. Accordingly, the valuation of the derivative on Registrant’s purchased power contract has been classified as Level 3 for all periods presented. The following table presents changes in the fair value of GSWC’s derivatives for the years ended December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Balance, at beginning of the period	$(2,941)	$(4,901)
Unrealized gain on purchased power contracts	2,630	1,960
Balance, at end of the period	$(311)	$(2,941)

Note 6 — Military Privatization

Each of the Military Utility Privatization Subsidiaries have entered into a service contract(s) with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are based upon the terms of the 50-year contract between ASUS or the Military Utility Privatization Subsidiaries and the U.S. government. Under the terms of each of these agreements, the Military Utility Privatization Subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewal and replacement capital work.  In addition, these contracts may also include firm, fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government.
Under the terms of each of these contracts, prices are subject to an economic price adjustment ("EPA") provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  During 2018, the U.S. government issued contract modifications for the majority of ASUS's 50-year contracts addressing the impacts of the Tax Act. The modifications did not result in a material impact to ASUS's results for the year ended December 31, 2018. ASUS is permitted to file, and has filed, requests for equitable adjustment.
Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the Military Utility Privatization Subsidiaries.
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas. The 50-year contract is subject to annual economic price adjustments. On June 15, 2017, ASUS assumed operations of the water and wastewater systems at Eglin AFB in Florida. This contract is also subject to annual economic price adjustments.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2018, the U.S. government approved EPAs at seven of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the year ended December 31, 2018, retroactive operation and maintenance management fees related to periods prior to 2018 were immaterial. For the year ended December 31, 2017, ASUS recorded approximately $1.0 million in retroactive operation and maintenance management fees and pretax operating income related to periods prior to 2017.
Note 7 — Earnings Per Share and Capital Stock

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

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Net income	$63,871	$69,367	$59,743
Less: (a) Distributed earnings to common shareholders	38,937	36,417	33,408
Distributed earnings to participating securities	204	197	187
Undistributed earnings	24,730	32,753	26,148

(b) Undistributed earnings allocated to common shareholders	24,601	32,577	26,003
Undistributed earnings allocated to participating securities	129	176	145
Total income available to common shareholders, basic (a)+(b)	$63,538	$68,994	$59,411

Weighted average Common Shares outstanding, basic	36,733	36,638	36,552

Basic earnings per Common Share	$1.73	$1.88	$1.63
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s 2000, 2008 and 2016 employee plans, and the 2003 and 2013 directors' plans, and net income. At December 31, 2018, there were 35,560 stock options outstanding under the 2000 and 2008 employee stock option plans. As of January 28, 2018, all stock options remaining outstanding under the 2000 plan were canceled in accordance with the terms of the 2000 plan. At December 31, 2018, there were also 197,896 restricted stock units outstanding including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Common shareholders earnings, basic	$63,538	$68,994	$59,411
Undistributed earnings for dilutive stock options and restricted stock units	129	176	145
Total common shareholders earnings, diluted	$63,667	$69,170	$59,556

Weighted average Common Shares outstanding, basic	36,733	36,638	36,552
Stock-based compensation (1)	203	206	198
Weighted average Common Shares outstanding, diluted	36,936	36,844	36,750

Diluted earnings per Common Share	$1.72	$1.88	$1.62

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 35,560 stock options and 197,896 restricted stock units, including performance awards, at December 31, 2018 were deemed to be outstanding in accordance with accounting guidance on earnings per share.
During the years ended December 31, 2018, 2017 and 2016, AWR issued Common Shares totaling 44,906, 56,498 and 56,900, respectively, under AWR's employee stock incentive plans and the non-employee directors' plans.  In addition, during the years ended December 31, 2018, 2017 and 2016, AWR issued 32,142, 52,936 and 12,546 Common Shares for approximately $546,000, $909,000 and $235,000, respectively, as a result of the exercise of stock options.  During 2018, 2017 and 2016, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any of AWR's subsidiaries. AWR has not issued any Common Shares during 2018, 2017 and 2016 under AWR's Common Share Purchase and Dividend Reinvestment Plan ("DRP") and the 401(k) Plan. Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2018, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
GSWC’s outstanding Common Shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 8 — Dividend Limitations

GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $427.4 million was available to pay dividends to AWR as of December 31, 2018. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $68.9 million, $27.7 million and $25.5 million were paid to AWR by GSWC during the years ended December 31, 2018, 2017 and 2016, respectively.
 The ability of AWR, ASUS and GSWC to pay dividends is also restricted by California law. Under California law, AWR, GSWC and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $304.5 million was available to pay dividends to AWR’s shareholders at December 31, 2018. Approximately $211.2 million was available for GSWC to pay dividends to AWR at December 31, 2018. Approximately $67.3 million was available for ASUS to pay dividends to AWR as of December 31, 2018 to the extent that the subsidiaries of ASUS are able to pay dividends in that amount to ASUS under applicable state laws.
Note 9 — Bank Debt
AWR has access to a $150.0 million credit facility, which was renewed in May 2018. All amounts borrowed by AWR under the renewed facility are contractually due in May 2023 pursuant to the new terms and are generally priced off a spread to LIBOR. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $940,000, with fees of 0.65% including: (i) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (ii) a letter of credit, in an amount of $585,000 as security for the purchase of power; and (iii) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In July 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a positive outlook for GSWC.
 At December 31, 2018, there was $95.5 million outstanding under the credit facility.  At times, AWR borrows under this facility and provides loans to its subsidiaries in support of their operations, on terms that are similar to that of the credit facility.  AWR’s borrowing activities (excluding letters of credit) for the years ending December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands, except percent)	2018	2017
Balance Outstanding at December 31,	$95,500	$59,000
Interest Rate at December 31,	3.19%	2.28%
Average Amount Outstanding	$69,559	$65,242
Weighted Average Annual Interest Rate	2.66%	1.69%
Maximum Amount Outstanding	$95,500	$102,500

All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2018, 2017 and 2016, AWR was in compliance with these requirements. As of December 31, 2018, AWR had an interest coverage ratio of 6.23 times interest expense, a debt ratio of 0.43 to 1.00 and a debt rating of A+ by S&P.

Note 10 — Long-Term Debt

Registrant’s long-term debt consists primarily of notes and debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.
Each of the private placement notes issued by GSWC contain various restrictions. Private placement notes issued in the amount of $28 million due in 2031 contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum total indebtedness to capitalization ratio and a negative pledge. Pursuant to the terms of these notes, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2018, GSWC had an interest coverage ratio of over four times interest expense.
In December 2014, GSWC issued $15.0 million in 3.45% private placement senior notes due in 2029. In 2005 and 2009, GSWC issued two senior private placement notes to CoBank, ACB ("CoBank") due in 2028 and 2019, respectively. Pursuant to the terms of these three notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") of less than 8-to-1. As of December 31, 2018, GSWC had a total indebtedness to capitalization ratio of 0.4298-to-1 and a total indebtedness to EBITDA of 3.1-to-1.
Certain long-term debt issues outstanding as of December 31, 2018 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreements particular to each redeemable issue. The 9.56% notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to 2021. After 2021, the maximum redemption premium is 3% of par value. The 5.87% and 6.7% senior notes with Co-Bank are subject to a make-whole premium based on the difference between Co-Bank’s cost of funds on the date of purchase and Co-Bank’s cost of funds on the date of redemption plus 0.5%. The $15.0 million, 3.45% senior notes due in 2029 have similar redemption premiums.
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
Annual maturities of all long-term debt at December 31, 2018 are as follows (in thousands):

2019	$40,320
2020	345
2021	365
2022	390
2023	404
Thereafter	283,154
Total	$324,978
Note 11 — Taxes on Income
Registrant records deferred income taxes for temporary differences pursuant to the accounting guidance that addresses items recognized for income tax purposes in a different period from when these items are reported in the financial statements.  These items include differences in net asset basis (primarily related to differences in depreciation lives and methods, and differences in capitalization methods) and the treatment of certain regulatory balancing accounts and construction contributions and advances.  The accounting guidance for income taxes requires that rate-regulated enterprises record deferred income taxes and offsetting regulatory liabilities and assets for temporary differences where the rate regulator has prescribed flow-through treatment for ratemaking purposes (Note 3).  Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the remaining lives of the property that gave rise to these credits.
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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective on January 1, 2018. Among its significant provisions, the Tax Act (i) reduced the federal corporate income tax rate from 35% to 21%; (ii) eliminated bonus depreciation for regulated utilities, while allowing 100% expensing for the cost of qualified property for non-regulated businesses; (iii) eliminated the provision that treated contributions in aid of construction provided to regulated water utilities as non-taxable; (iv) eliminated the domestic production activities deduction, and (v) limits the amount of net interest that can be deducted; however, this limitation is not applicable to regulated utilities and, therefore has not had, nor is it anticipated to have, a material impact to Registrant’s ability to deduct net interest.
Pursuant to ASC Topic 740, "Income Taxes", the effects of changes in tax laws must be recognized within the period in which the tax law is enacted. This required AWR and GSWC to record an adjustment in its 2017 financial statements to reflect the impact of the reduction in the corporate income tax rate from 35% to 21% on its cumulative deferred income-tax balances and its tax-related regulatory assets/liabilities. The remeasurement of Registrant’s deferred income-tax balances and its tax-related regulatory assets/liabilities did not have a significant impact to Registrant's consolidated results of operations in 2017 since the majority of the remeasurement was related to GSWC’s rate-regulated activities and was offset by a corresponding increase to a regulatory liability (Note 3). Registrant has remeasured its deferred tax balances to account for the effects of the Tax Act, which are reflected in the December 31, 2018 financial statements. There were no material updates during the year ended December 31, 2018 to the remeasurement of Registrant's deferred income-tax balances and its tax-related regulatory assets/liabilities in accordance with Staff Accounting Bulletin 118.
The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2018 and 2017 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2018	2017	2018	2017
Deferred tax assets:
Regulatory-liability-related (1)	$33,419	$34,567	$33,419	$34,567
Contributions and advances	5,281	4,679	5,666	5,022
Other	2,988	1,934	3,310	1,625
Total deferred tax assets	$41,688	$41,180	$42,395	$41,214
Deferred tax liabilities:
Fixed assets	$(131,413)	$(130,115)	$(135,617)	$(134,437)
Regulatory-asset-related: depreciation and other	(18,146)	(16,851)	(18,146)	(16,851)
Balancing and memorandum accounts (non-flow-through)	(6,325)	(9,905)	(6,873)	(10,706)
Total deferred tax liabilities	(155,884)	(156,871)	(160,636)	(161,994)
Accumulated deferred income taxes - net	$(114,196)	$(115,691)	$(118,241)	$(120,780)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Act’s reduction in the federal income tax rate.
The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Current
Federal	$17,252	$20,978	$2,297
State	6,538	5,844	4,798
Total current tax expense	$23,790	$26,822	$7,095
Deferred
Federal	$(4,334)	$11,543	$26,715
State	(1,439)	609	925
Total deferred tax (benefit) expense	(5,773)	12,152	27,640
Total income tax expense	$18,017	$38,974	$34,735

	GSWC
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Current
Federal	$14,488	$15,044	$(3,115)
State	5,932	5,045	3,625
Total current tax expense	$20,420	$20,089	$510
Deferred
Federal	$(5,531)	$11,770	$25,864
State	(1,286)	2,200	2,235
Total deferred tax (benefit) expense	(6,817)	13,970	28,099
Total income tax expense	$13,603	$34,059	$28,609

The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes, (ii) permanent differences including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the years ended December 31, 2018 and 2017, (iii) commencement of the amortization of the excess deferred income tax liability brought about by the lower federal corporate income tax rate, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking.  Flow-through items either increase or decrease tax expense and thus impact the ETR. The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Federal taxes on pretax income at statutory rate (21% in 2018; 35% in 2017 and 2016)	$17,196	$37,919	$33,067
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,693	4,382	3,029
Change in tax rate	(14)	(82)	—
Excess deferred tax amortization	(2,101)	—	—
Flow-through on fixed assets	429	845	994
Flow-through on pension costs	373	412	(247)
Flow-through on removal costs	(1,445)	(1,980)	(2,068)
Domestic production activities deduction	(26)	(1,421)	(78)
Investment tax credit	(69)	(93)	(83)
Other – net	(19)	(1,008)	121
Total income tax expense from operations	$18,017	$38,974	$34,735
Pretax income from operations	$81,888	$108,341	$94,478
Effective income tax rate	22.0%	36.0%	36.8%

	GSWC
	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Federal taxes on pretax income at statutory rate (21% in 2018; 35% in 2017 and 2016)	$12,939	$30,736	$26,452
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,335	4,924	3,118
Change in tax rate	—	1,063	—
Excess deferred tax amortization	(2,101)	—	—
Flow-through on fixed assets	429	845	994
Flow-through on pension costs	373	412	(247)
Flow-through on removal costs	(1,445)	(1,980)	(2,068)
Domestic production activities deduction	(25)	(1,148)	—
Investment tax credit	(69)	(93)	(82)
Other – net	167	(700)	442
Total income tax expense from operations	$13,603	$34,059	$28,609
Pretax income from operations	$61,615	$87,816	$75,578
Effective income tax rate	22.1%	38.8%	37.9%
AWR and GSWC had no unrecognized tax benefits at December 31, 2018, 2017 and 2016.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2018 and 2017, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2018, 2017 and 2016.
Registrant files federal, California and various other state income tax returns. The Internal Revenue Service (“IRS”) completed its examination of AWR’s federal 2010 through 2012 refund claims in February 2016 and issued a refund to AWR of approximately $2.1 million. AWR’s 2015 - 2017 tax years remain subject to examination by the IRS. AWR filed refund claims with the California Franchise Tax Board ("FTB") for the 2002 through 2008 tax years in connection with the matters reflected on the federal refund claims along with other state tax items. In the first quarter of 2017, the FTB issued a refund to AWR for the 2002 - 2004 claims of approximately $2.2 million. The FTB continues to review the 2005 - 2008 refund claims. The 2009 - 2017 tax years remain subject to examination by the FTB.

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2018, Registrant had 945 participants in the Pension Plan.

Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan. Registrant's existing 401(k) Investment Incentive Program was amended to include this defined contribution plan.  Under this plan, Registrant provides a contribution ranging from 3% to 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Full vesting under this plan occurs upon 3 years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the Pension Plan.
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
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2018 and 2017:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2018	2017	2018	2017
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$207,690	$180,364	$8,491	$8,802
Service cost	5,342	4,999	218	227
Interest cost	7,646	7,904	292	324
Plan amendment	3,626	—	—	—
Actuarial (gain) loss	(21,717)	20,397	(701)	(355)
Benefits/expenses paid	(6,505)	(5,974)	(414)	(507)
Projected benefit obligation at end of year	$196,082	$207,690	$7,886	$8,491

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$173,648	$150,872	$11,053	$10,538
Actual return on plan assets	(10,626)	22,246	(629)	1,022
Employer contributions	6,012	6,504	—	—
Benefits/expenses paid	(6,505)	(5,974)	(414)	(507)
Fair value of plan assets at end of year	$162,529	$173,648	$10,010	$11,053

Funded Status:
Net amount recognized as accrued pension cost	$(33,553)	$(34,042)	$2,124	$2,562

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2018	2017	2018	2017
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$2,124	$2,562
Current liabilities	—	—	—	—
Non-current liabilities	(33,553)	(34,042)	—	—
Net amount recognized	$(33,553)	$(34,042)	$2,124	$2,562
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$3,626	$—	$—	$—
Net (gain) loss	31,587	32,761	(4,459)	(5,650)
Regulatory assets (liabilities)	35,213	32,761	(4,459)	(5,650)
Unfunded accrued pension cost	(1,660)	1,281	2,335	3,088
Net liability (asset) recognized	$33,553	$34,042	$(2,124)	$(2,562)

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$32,761	$25,828	$(5,650)	$(5,515)
Net loss (gain)	81	7,856	421	(910)
New prior service cost	3,626	—	—	—
Amortization of net gain (loss)	(1,255)	(923)	770	775
Total change in regulatory asset	2,452	6,933	1,191	(135)
Regulatory asset (liability) at end of year	$35,213	$32,761	$(4,459)	$(5,650)

Net periodic pension costs	$3,070	$4,121	$(752)	$(690)
Change in regulatory asset	2,452	6,933	1,191	(135)
Total recognized in net periodic pension cost and regulatory asset (liability)	$5,522	$11,054	$439	$(825)

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Prior service (cost) credit	$(434)	$—	$—	$—
Net gain (loss)	$(1,435)	$(1,378)	$598	$727

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$196,082	$207,690	$7,886	$8,491
Accumulated benefit obligation	$183,036	$190,438	N/A	N/A
Fair value of plan assets	$162,529	$173,648	$10,010	$11,053

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.43%	3.76%	4.20%	3.52%
Rate of compensation increase	*	*	N/A	N/A
* Age-graded ranging from 3.0% to 8.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2018, 2017 and 2016 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$5,342	$4,999	$5,094	$218	$227	$247
Interest cost	7,646	7,904	7,910	292	324	371
Expected return on plan assets	(11,172)	(9,705)	(9,838)	(493)	(466)	(489)
Amortization of prior service cost (credit)	—	—	49	—	—	(34)
Amortization of actuarial (gain) loss	1,254	923	911	(769)	(775)	(701)
Net periodic pension cost under accounting standards	$3,070	$4,121	$4,126	$(752)	$(690)	$(606)
Regulatory adjustment	—	465	859	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$3,070	$4,586	$4,985	$(752)	$(690)	$(606)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	3.76%	4.44%	4.65%	3.52%	3.97%	4.25%
Expected long-term return on plan assets	6.50%	6.50%	7.00%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*6.0% for union plan and 4.2% for non-union (net of income taxes) in 2018 and 2017 and 7.0% for union plan and 4.20% for non-union (net of income taxes) for 2016.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC to track differences between the forecasted annual pension expenses adopted in rates for its water and electric regions and the general office, and the actual annual expense to be recorded by GSWC in accordance with the accounting guidance for pension costs.  During the years ended December 31, 2018, 2017 and 2016, GSWC's actual expense was lower than the amounts included in water and electric customer rates (including surcharges) by $1.7 million, $583,000 and $859,000, respectively.  In 2017 and 2016, these annual over-collections were used to recover previously incurred under-collections. The cumulative amounts recorded in the two-way pension balancing accounts are included within the pensions and other post-retirement obligations regulatory assets discussed in Note 3. As of December 31, 2018, the two-way pension balancing accounts had a $3.0 million cumulative net over-collection included within regulatory assets.
Plan Funded Status:
The Pension Plan was underfunded at December 31, 2018 and 2017.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the underfunded status for the Pension Plan has been offset by a regulatory asset pursuant to guidance on the accounting for the effects of certain types of regulation.
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

The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2018 and 2017, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2018	2017	2018	2017
Actual Asset Allocations:
Equity securities	53%	57%	59%	59%
Debt securities	43%	39%	39%	37%
Real Estate Funds	4%	4%	—%	—%
Cash equivalents	—%	—%	2%	4%
Total	100%	100%	100%	100%

Equity securities did not include AWR’s Common Shares as of December 31, 2018 and 2017.

Target Asset Allocations for 2018:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%

The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2018 and 2017.

The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2018 and 2017:

	Net Asset Value as of December 31, 2018
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$590	—	N/A	N/A
Fixed income fund	70,642	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	22,313	—	Daily	Daily
U.S. large cap funds	46,133	—	Daily	Daily
International funds	15,548	—	Daily	Daily
Total equity funds	83,994	—
Real estate funds	7,303	—	Daily	Daily
Total	$162,529	—

	Net Asset Value as of December 31, 2017
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$489	—	N/A	N/A
Fixed income fund	66,669	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	26,998	—	Daily	Daily
U.S. large cap funds	53,985	—	Daily	Daily
International funds	17,893	—	Daily	Daily
Total equity funds	98,876
Real estate funds	7,614	—	Daily	Daily
Total	$173,648	—

The collective trust funds may be invested or redeemed daily, and generally do not have any significant restrictions to redeem the investments.

As previously discussed in Note 1, the accounting guidance for fair value measurements establishes a framework for measuring fair value and requires fair value measurements to be classified and disclosed in one of three levels. As required by the accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All equity investments in the post-retirement medical plan are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The majority of fixed income investments range in maturities from less than 1 to 20 years.  The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the post-retirement plan's investment assets measured at fair value as of December 31, 2018 and 2017:

	Fair Value as of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$263	—	—	$263
Fixed income	3,871	—	—	3,871
U.S. equity securities	5,876	—	—	5,876
Total investments measured at fair value	$10,010	—	—	$10,010

	Fair Value as of December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$189	—	—	$189
Fixed income	4,364	—	—	4,364
U.S. equity securities	6,507	—	—	6,507
Total investments measured at fair value	$11,060	—	—	$11,060

Plan Contributions:
During 2018, Registrant contributed $6.0 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $3.6 million to its pension plan in 2019.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates.

Benefit Payments:
Estimated future benefit payments at December 31, 2018 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2019	$7,343	$585
2020	7,934	633
2021	8,597	709
2022	9,283	749
2023	9,860	764
Thereafter	57,832	3,172
Total	$100,849	$6,612

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

Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that will achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 6.0% long-term rate of return on assets assumption for the union plan and 4.2% (net of income taxes) for the non-union plan portion of the post-retirement plan.

Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. In 2014, the Society of Actuaries ("SOA") released new mortality tables for pension plans. Beginning with 2014, the benefit obligation amounts assumed a longer life expectancy of participants as a result of the actuarial update to mortality tables. In 2016, the SOA published updated mortality tables reflecting three additional years of data and refined certain parameters used in developing the 2014 tables. Accordingly, the benefit obligation amounts as of December 31, 2018 and 2017 have incorporated these updates to the mortality tables.

Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2019 starts at 6.1% grading down to 4.6% in 2037 for those under age 65, and at 5.1% grading down to 4.2% in 2037 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the post-retirement medical plan:

(dollars in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$41	$(35)
Effect on post-retirement benefit obligation	$759	$(659)

Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2018, the balance in the Rabbi Trust totaled $16.4 million and is included in Registrant’s other property and investments.

All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.  The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2018 and 2017:

	Fair Value as of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$166	—	—	$166
Fixed income securities	6,251	—	—	6,251
Equity securities	9,995	—	—	9,995
Total investments measured at fair value	$16,412	—	—	$16,412

	Fair Value as of December 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$45	—	—	$45
Fixed income securities	6,072	—	—	6,072
Equity securities	9,110	—	—	9,110
Total investments measured at fair value	$15,227	—	—	$15,227

The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2018 and 2017:

(dollars in thousands)	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$24,062	$20,783
Service cost	1,096	930
Interest cost	888	893
Actuarial (gain) loss	(1,104)	1,872
Benefits paid	(425)	(416)
Benefit obligation at end of year	$24,517	$24,062
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(24,517)	$(24,062)

(in thousands)	2018	2017
Amounts recognized on the balance sheets:
Current liabilities	$(433)	$(409)
Non-current liabilities	(24,084)	(23,653)
Net amount recognized	$(24,517)	$(24,062)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	5,403	7,556
Regulatory assets	5,403	7,556
Unfunded accrued cost	19,114	16,506
Net liability recognized	$24,517	$24,062

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$7,556	$6,474
Net (gain) loss	(1,104)	1,872
Amortization of prior service credit	—	(12)
Amortization of net loss	(1,049)	(778)
Total change in regulatory asset	(2,153)	1,082
Regulatory asset at end of year	$5,403	$7,556

Net periodic pension cost	$3,033	$2,612
Change in regulatory asset	(2,153)	1,082
Total recognized in net periodic pension and regulatory asset	$880	$3,694

Estimated amounts that will be amortized from regulatory asset over the next fiscal year:
Initial net asset (obligation)	$—	$—
Prior service cost	—	—
Net loss	(471)	(1,049)
Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$24,517	$24,062
Accumulated benefit obligation	21,229	20,742
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.40%	3.72%
Rate of compensation increase	4.00%	4.00%

     The components of SERP expense, before allocation to the overhead pool, for 2018, 2017 and 2016 are as follows:

(dollars in thousands, except percent)	2018	2017	2016
Components of Net Periodic Benefits Cost:
Service cost	$1,096	$930	$799
Interest cost	888	893	743
Amortization of prior service cost	—	12	25
Amortization of net loss	1,049	777	292
Net periodic pension cost	$3,033	$2,612	$1,859

Weighted-average assumptions used to determine net periodic cost:
Discount rate	3.72%	4.34%	4.61%
Rate of compensation increase	4.00%	4.00%	4.00%
Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2018 for the next ten years are as follows (in thousands):

2019	$433
2020	1,339
2021	1,396
2022	1,387
2023	1,378
Thereafter	8,003
Total	$13,936

401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2018, 2017 and 2016 were $2.4 million, $2.3 million and $2.2 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2018, 2017 and 2016 were $1.3 million, $1.1 million and $951,000, respectively.

Note 13 — Stock-Based Compensation Plans

Summary Description of Stock Incentive Plans
     As of December 31, 2018, AWR had five stock incentive plans: the 2000, 2008 and 2016 stock incentive plans for its employees, and the 2003 and 2013 non-employee directors plans for its Board of Directors, each more fully described below.
 2000, 2008 and 2016 Employee Plans — AWR adopted these employee plans, following shareholder approval, to provide stock-based incentive awards in the form of stock options, restricted stock units and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of customers and shareholders.  The 2008 and 2016 employee plans also provide for the grant of performance awards. No additional grants may be made under the 2000 or 2008 employee plans. No restricted stock grants are currently outstanding under any of the plans. As of January 28, 2018, no stock options were outstanding under the 2000 plan.
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
 The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, performance awards may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason. The amount of the payment for performance awards granted in 2018 will be at target in the event of death or a termination of employment (other than for cause) by the Company or termination by the employee for good reason within 24 months after a change in control. In all other circumstances, adjustments will be made to the amount of the payment to take into account the shortened performance period
2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. No more grants may be made under the 2003 directors plan.
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

The following table presents share-based compensation expenses for the years ended December 31, 2018, 2017 and 2016.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR's and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Stock-based compensation related to:
Restricted stock units	$3,851	$2,885	$2,538	$3,397	$2,420	$2,118
Total stock-based compensation expense	$3,851	$2,885	$2,538	$3,397	$2,420	$2,118

Equity-based compensation cost capitalized as part of GSWC's utility plant for the years ended December 31, 2018, 2017 and 2016 was $199,000, $195,000 and $155,000, respectively, for both AWR and GSWC. For the years ended December 31, 2018, 2017 and 2016, AWR recorded approximately $1.6 million, $1.0 million and $581,000, respectively, of tax benefits from stock-based awards. For the years ended December 31, 2018, 2017 and 2016, GSWC recorded approximately $1.6 million, $1.0 million and $501,000, respectively, of tax benefits from stock-based awards.

Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Options issued pursuant to the 2008 employee plan vest and were exercisable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Time-vesting restricted stock units vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become nonforfeitable in installments of 33% the first two years and 34% in the third year and are distributed at the end of the performance period if the performance criteria set forth in the award agreement are satisfied.

Stock Options — There were no stock options granted during the years 2018, 2017 or 2016. A summary of stock option activity as of December 31, 2018 and changes during the year ended December 31, 2018, are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	69,202	$16.87
Exercised	(32,142)	16.98
Forfeited or expired	(1,500)	17.06
Options outstanding at December 31, 2018	35,560	$16.76	0.99	$1,788,028
Options exercisable at December 31, 2018	35,560	$16.76	0.99	$1,788,028
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the closing price of AWR's Common Shares on the last trading day of the 2018 calendar year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their option on December 31, 2018.  This amount changes if the fair market value of the Common Shares changes. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $1,367,000, $1,718,000 and $308,000, respectively.

During the years ended December 31, 2018, 2017 and 2016, Registrant received approximately $546,000, $909,000 and $235,000, respectively, in cash proceeds from the exercise of its stock options.

Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2018	107,287	$32.75
Granted	33,655	55.45
Vested	(37,509)	47.29
Forfeited	(1,198)	46.94
Restricted share units at December 31, 2018	102,235	$34.73
As of December 31, 2018, there was approximately $611,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee and director’s stock plans. That cost is expected to be recognized over a weighted average period of 1.52 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2018, 2017 and 2016, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2018, 2017 and 2016 included various performance-based conditions and one market-based condition related to total shareholder return ("TSR") that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.

A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2018	97,879	$41.49
Granted	25,195	55.88
Performance criteria adjustment	3,803	43.98
Vested	(31,216)	41.55
Performance awards at December 31, 2018	95,661	$45.36
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2018, $300,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.92 years.

Note 14 - Commitments

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
 GSWC has contracts to purchase water or water rights for an aggregate amount of $4.4 million as of December 31, 2018.  Included in the $4.4 million is a commitment of $2.2 million to lease water rights from a third party under an agreement which expires in 2028. The remaining $2.2 million is for commitments for purchased water with other third parties, which expire through 2038.
 GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2018 are as follows (in thousands):

2019	$407
2020	407
2021	407
2022	407
2023	407
Thereafter	2,410
Total	$4,445

Bear Valley Electric Service:
     Generally, BVES purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  BVES began taking power pursuant to purchased power contracts approved by the CPUC effective January 1, 2015 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. The three-year contract expired in 2017. As of December 31, 2018, GSWC's commitment under BVES's remaining contract totaled approximately $5.2 million.

Operating Leases:
     Registrant leases equipment and facilities primarily for its Regional and District offices and ASUS operations under non-cancelable operating leases with varying terms, provisions and expiration dates.  Rent expense for leases that contain scheduled rent increases are recorded on a straight-line basis. During 2018, 2017 and 2016, Registrant’s consolidated rent expense was approximately $2.5 million, $2.4 million and $2.3 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

2019	$2,818
2020	2,530
2021	1,497
2022	1,007
2023	546
Thereafter	605
Total	$9,003

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regard to the future minimum payments under long-term non-cancelable operating leases.

Note 15 - Contingencies and Gain on Sale of Assets

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
Claremont System:
In December 2014, the City of Claremont, California (“the City”) filed an eminent-domain action against GSWC to condemn GSWC's Claremont water system.  In December 2016, the judge presiding over the eminent domain lawsuit issued a decision rejecting the City's attempt to take over GSWC's Claremont water system, and further ordered that GSWC be entitled to recover $7.6 million (“Judgment Amount”) of its litigation expenses and related defense costs from Claremont. During the first quarter of 2017, Claremont appealed both decisions.
In October 2017, GSWC and the City entered into a settlement agreement whereby the City agreed to drop its appeals and in December 2017 paid $2.0 million to GSWC as partial satisfaction of the Judgment Amount, plus interest accrued through the end of 2017. GSWC recorded the $2.0 million as a reduction to legal fees of $1.8 million and an increase in interest income of $200,000 in the fourth quarter of 2017. Furthermore, under the settlement agreement, quarterly interest-only payments calculated on the unpaid Judgment Amount of $5.9 million are to be made by Claremont to GSWC through the year 2029. If Claremont (i) makes all of the quarterly payments as required, and (ii) does not take formal action to condemn GSWC's Claremont water system before December 31, 2029, then on January 1, 2030, the unpaid Judgment Amount will be deemed satisfied by Claremont without further payment required to be made to GSWC. However, if Claremont were to take formal action any time prior to December 31, 2029 or miss any of the required payments specified in the settlement agreement, the unpaid Judgment Amount and any unpaid accrued interest would immediately become due and payable. GSWC is unable to predict the actions that Claremont will take prior to December 31, 2029 and, as a result, will record the quarterly payments only to the extent that they are collected from Claremont over this period. GSWC serves approximately 11,000 customers in Claremont.

Ojai Water System and Gain on Sale of Assets:
In June 2017, pursuant to a settlement agreement to resolve an eminent domain action, Casitas Municipal Water District acquired the operating assets of GSWC’s 2,900-connection Ojai water system by eminent domain for $34.3 million in cash. As a result of this transaction, GSWC recorded a pretax gain of $8.3 million on the sale of the Ojai water system during the second quarter of 2017. The terms of the settlement agreement resolved the eminent domain action and dismissed all claims against GSWC brought by Casitas and another third party.

Environmental Clean-Up and Remediation:
     GSWC has been involved in environmental remediation and cleanup at a plant site (“Chadron Plant”) that contained an underground storage tank, which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
As of December 31, 2018, the total spent to clean-up and remediate the Chadron Plant was approximately $5.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2018, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.

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
 All activities of GSWC are geographically located within California.  Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of the Military Utility Privatization Subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Year Ended December 31, 2018
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$295,258	$34,350	$107,208	$—	$436,816
Operating income	74,342	6,220	20,414	7	100,983
Interest expense, net	18,403	1,328	(327)	451	19,855
Utility Plant	1,218,468	62,624	15,218	—	1,296,310
Depreciation and amortization expense (1)	36,137	2,258	2,030		40,425
Income tax expense/(benefit)	12,391	1,212	4,939	(525)	18,017
Capital additions	110,934	5,420	10,207	—	126,561

	As Of And For The Year Ended December 31, 2017
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$306,332	$33,969	$100,302	$—	$440,603
Operating income (loss) (2)	98,678	7,193	21,320	(96)	127,095
Interest expense, net	18,909	1,380	255	248	20,792
Utility Plant	1,137,995	59,945	7,052	—	1,204,992
Depreciation and amortization expense (1)	35,706	2,146	1,179	—	39,031
Income tax expense/(benefit)	32,212	1,847	7,136	(2,221)	38,974
Capital additions	104,546	5,941	2,639	—	113,126

	As Of And For The Year Ended December 31, 2016
	GSWC		ASUS	AWR	Consolidated
(dollars in thousands)	Water	Electric	Contracts	Parent	AWR
Operating revenues	$302,931	$35,771	$97,385	$—	$436,087
Operating income (loss) (2)	87,331	7,856	19,024	(19)	114,192
Interest expense, net	19,696	1,337	68	134	21,235
Utility Plant	1,089,031	56,280	5,615	—	1,150,926
Depreciation and amortization expense (1)	35,777	2,027	1,046	—	38,850
Income tax expense/(benefit)	25,894	2,715	6,672	(546)	34,735
Capital additions	120,850	7,063	1,954	—	129,867
____________________________
(1)         Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $238,000, $242,000 and $259,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
(2) Adjusted to conform to current-year presentation pursuant to the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

 The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2018	2017
Total utility plant	$1,296,310	$1,204,992
Other assets	205,123	211,742
Total consolidated assets	$1,501,433	$1,416,734

Note 17 — Allowance for Doubtful Accounts

The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2018, 2017, and 2016 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2018	2017	2016
Balance at beginning of year	$1,041	$764	$944
Provision charged to expense	841	989	619
Accounts written off, net of recoveries	(931)	(712)	(799)
Balance at end of year	$951	$1,041	$764

Allowance for doubtful accounts related to accounts receivable-customer	$892	$806	$702
Allowance for doubtful accounts related to other accounts receivable	59	235	62
Total allowance for doubtful accounts	$951	$1,041	$764

	GSWC
	December 31,
(dollars in thousands)	2018	2017	2016
Balance at beginning of year	$865	$761	$919
Provision charged to expense	850	816	627
Accounts written off, net of recoveries	(764)	(712)	(785)
Balance at end of year	$951	$865	$761

Allowance for doubtful accounts related to accounts receivable-customer	$892	$806	$702
Allowance for doubtful accounts related to other accounts receivable	59	59	59
Total allowance for doubtful accounts	$951	$865	$761

Note 18 — Supplemental Cash Flow Information

The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Taxes and Interest Paid:
Income taxes paid, net	$21,084	$13,615	$10,916	$19,448	$4,822	$8,437
Interest paid, net of capitalized interest	23,471	22,762	22,305	22,721	22,282	22,078

Non-Cash Transactions:
Accrued payables for investment in utility plant	$27,403	$20,131	$17,236	$27,403	$20,128	$17,207
Property installed by developers and conveyed	2,082	2,082	5,395	2,082	2,082	5,395

Note 19 — Selected Quarterly Financial Data (Unaudited)

The quarterly financial information presented below is unaudited. Registrant's business is seasonal, and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$94,728	$106,901	$124,182	$111,005	$436,816
Operating income	18,691	25,568	33,975	22,749	100,983
Net income	10,782	16,348	22,952	13,789	63,871
Basic earnings per share *	0.29	0.44	0.62	0.37	1.73
Diluted earnings per share	0.29	0.44	0.62	0.37	1.72

	GSWC
	For The Year Ended December 31, 2018
(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$74,244	$84,574	$95,564	$75,226	$329,608
Operating income	16,297	22,645	27,540	14,080	80,562
Net income	8,890	13,648	17,919	7,555	48,012

	AWR
	For The Year Ended December 31, 2017
(in thousands, except per share amounts)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Year
Operating revenues	$98,810	$113,195	$124,418	$104,180	$440,603
Operating income	24,576	42,026	38,534	21,959	127,095
Net income	12,701	22,792	21,006	12,868	69,367
Basic earnings per share *	0.35	0.62	0.57	0.35	1.88
Diluted earnings per share	0.34	0.62	0.57	0.35	1.88

	GSWC
	For The Year Ended December 31, 2017
(in thousands)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Year
Operating revenues	$76,906	$88,346	$99,913	$75,136	$340,301
Operating income	21,876	35,229	32,986	15,780	105,871
Net income	10,749	18,363	17,336	7,309	53,757
* The sum of the quarterly basic earnings per share amounts do not agree to the yearly total due to rounding.

(1)
The second quarter of 2017 includes (i) an $8.3 million pretax gain related to the sale of GSWC's Ojai water system, and (ii) retroactive operating revenues at ASUS totaling $1.0 million related to periods prior to 2017 as a result of the U.S. government's approval of ASUS's economic price adjustment for one of its utility privatization contracts.

(2)
The fourth quarter of 2017 includes the remeasurement of deferred taxes as a result of the Tax Cuts and Jobs Act. In addition, a $1.8 million reduction to GSWC's operating expenses was recorded representing cash received for reimbursement of legal and other defense costs related to condemnation matters.

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

(b)            Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2018.

(c)             Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting of AWR as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d)            Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Authorized for Issuance under Equity Compensation Plans
AWR has made stock awards to its executive officers and managers under the 2000, 2008 and 2016 employee plans. It has also made stock awards to its non-employee directors under the 2003 and 2013 director plans. Information regarding the securities which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2018. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by shareholders	235,903	$16.76	1,963,708
Equity compensation plans not approved by shareholders	—	—	—
Total	235,903	$16.76	1,963,708
____________________________

(1)
Amount shown in this column consists of 35,560 options outstanding under the 2000 employee plan and the 2008 employee plan, 7,812 time-vested restricted stock units outstanding under the 2008 employee plan (including dividend equivalents thereon with respect to declared dividends), and 36,954 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 98,108 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan, and 57,469 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.

(2)	Amount shown in this column is for options granted only.

(3)
Amount shown in this column consists of 194,876 shares available under the 2003 directors plan, 124,086 shares available under the 2013 directors plan, 503,836 shares available under the 2008 employee plan, and 1,140,910 shares available under the 2016 employee plan. The only shares that may be issued under the 2003 directors plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units granted under the 2003 directors plan. The only shares that may be issued under the 2008 employee plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units and performance awards granted under the 2008 employee plan. No additional stock awards may be granted under the 2000 employee plan, the 2003 directors plan or the 2008 employee plan.

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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. See page 123. Schedules II, III, IV, and V are omitted as they are not applicable.
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

10.35	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.36	2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.37	Form of Award Agreement for the 2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.38	Form of Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ LLOYD E. ROSS		February 25, 2019
Lloyd E. Ross
Chairman of the Board and Director of AWR and GSWC

/s/ ANNE M. HOLLOWAY		February 25, 2019
Anne M. Holloway
Vice Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 25, 2019
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 25, 2019
Eva G. Tang

Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 25, 2019
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 25, 2019
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 25, 2019
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 25, 2019
John R. Fielder
Director of AWR and GSWC

/s/ JAMES F. MCNULTY		February 25, 2019
James F. McNulty
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 25, 2019
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2018	2017
Assets

Cash and equivalents	$34	$48
Intercompany note receivables	76,072	45,955
Total current assets	76,106	46,003

Investments in subsidiaries	574,330	539,332
Deferred taxes and other assets	8,769	8,422
Total assets	$659,205	$593,757

Liabilities and Capitalization

Notes payable to bank	$—	$59,000
Income taxes payable	3,672	2,780
Intercompany payable	—	73
Deferred taxes and other liabilities	291	509
Total current liabilities	3,963	62,362

Notes payable to bank	95,500	—
Income taxes payable and other liabilities	1,519	1,450
Total other liabilities	97,019	1,450

Common shareholders’ equity	558,223	529,945
Total capitalization	558,223	529,945

Total liabilities and capitalization	$659,205	$593,757

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Operating revenues and other income	$—	$—	$71
Operating expenses and other expenses	305	344	19
Income before equity in earnings of subsidiaries and income taxes	(305)	(344)	52

Equity in earnings of subsidiaries	63,651	67,490	59,145

Income before income taxes	63,346	67,146	59,197

Income tax benefit	(525)	(2,221)	(546)

Net income	$63,871	$69,367	$59,743

Weighted Average Number of Common Shares Outstanding	36,733	36,638	36,552
Basic Earnings Per Common Share	$1.73	$1.88	$1.63

Weighted Average Number of Diluted Common Shares Outstanding	36,936	36,844	36,750
Fully Diluted Earnings per Common Share	$1.72	$1.88	$1.62

Dividends Paid Per Common Share	$1.060	$0.994	$0.914

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities	$79,877	$36,024	$34,878

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(30,500)	30,500	(64,500)
Increase in investment of subsidiary	(47,500)	—	—
Net cash provided (used) in investing activities	(78,000)	30,500	(64,500)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	546	909	235
Net change in notes payable to banks	36,500	(31,000)	62,000
Dividends paid	(38,937)	(36,417)	(33,408)
Other	—	—	(9)
Net cash provided (used) in financing activities	(1,891)	(66,508)	28,818

Change in cash and equivalents	(14)	16	(804)
Cash and equivalents at beginning of period	48	32	836

Cash and equivalents at the end of period	$34	$48	$32

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

Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) has access to a $150.0 million revolving credit facility. AWR (parent) borrows under this facility and provides funds to its subsidiaries, in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.

Note 2 — Note Payable to Banks
     AWR (parent) has access to a $150.0 million credit facility, which expires in May 2023. The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $940,000, with fees of 0.65% including: (i) letters of credit in an aggregate amount of $340,000 as security for GSWC’s business automobile insurance policy; (ii) a letter of credit in an amount of $585,000 as security for the purchase of power; and (iii) a $15,000 irrevocable letter of credit pursuant to a franchise agreement with the City of Rancho Cordova.  Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR was not required to maintain any compensating balances.

Loans can be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In July 2018, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a positive outlook for GSWC.

At December 31, 2018, there was $95.5 million outstanding under this facility. At times, AWR (parent) borrows under this facility and provides loans to its subsidiaries in support of its operations, under terms that are similar to that of the credit facility.

AWR’s (parent) borrowing activities (excluding letters of credit) for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands, except percent)	2018	2017
Balance Outstanding at December 31,	$95,500	$59,000
Interest Rate at December 31,	3.19%	2.28%
Average Amount Outstanding	$69,559	$65,242
Weighted Average Annual Interest Rate	2.66%	1.69%
Maximum Amount Outstanding	$95,500	$102,500

All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2018, AWR was in compliance with these covenants with an interest coverage ratio of 6.23 times interest expense, a debt ratio of 0.43 to 1.00 and a debt rating of A+ by S&P.

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

Note 4 — Dividend from Subsidiaries
Dividends in the amount of $79.0 million, $36.5 million and $33.8 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2018, 2017 and 2016, respectively.