Form 10-Q
period 2019-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2019-05-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019
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
(909) 394-3600
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Commission file number   001-12008

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares	AWR	New York Stock Exchange
Golden State Water Company
(Exact Name of Registrant as Specified in Its Charter)

California	95-1243678
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
630 E. Foothill Blvd, San Dimas, CA	91773-1212
(Address of Principal Executive Offices)	(Zip Code)
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
As of May 2, 2019, the number of Common Shares outstanding of American States Water Company was 36,795,218 shares. As of May 2, 2019, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the impact on water utility operations during high fire threat conditions as a result of the Public Safety Power Shutdown program authorized by the CPUC and implemented by the electric utilities that serve GSWC facilities throughout the state;

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

•	the impact of opposition by GSWC's water and electric customers to rate increases if service is disrupted as the result of a Public Safety Power Shutdown program;

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

•	changes in accounting treatment for regulated utilities;

•	effects of changes in, or interpretations of, tax laws, rates or policies;

•	changes in estimates used in ASUS’s cost-to-cost method for revenue recognition of certain construction activities;

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

•
failure of wastewater systems that ASUS operates on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers, a risk which may increase if flooding and rainfall become more frequent or severe as a result of climate change;

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
Please consider our forward-looking statements in light of these risks (which are more fully disclosed in our 2018 Annual Report on Form 10-K) as you read this Form 10-Q.  We qualify all our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Property, Plant and Equipment
Regulated utility plant, at cost	$1,867,878	$1,832,336
Non-utility property, at cost	27,207	25,829
Total	1,895,085	1,858,165
Less - Accumulated depreciation	(569,583)	(561,855)
Net property, plant and equipment	1,325,502	1,296,310

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	26,632	25,356
Total other property and investments	27,748	26,472

Current Assets
Cash and cash equivalents	1,844	7,141
Accounts receivable — customers (less allowance for doubtful accounts of $877 in 2019 and $892 in 2018)	17,485	23,395
Unbilled receivable	15,631	23,588
Receivable from the U.S. government	20,862	21,543
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and $59 in 2018)	2,001	3,103
Income taxes receivable	45	2,164
Materials and supplies, at average cost	5,892	5,775
Regulatory assets — current	20,486	16,527
Prepayments and other current assets	8,351	6,063
Contract assets	24,179	22,169
Total current assets	116,776	131,468

Other Assets
Receivable from the U.S. government	39,149	39,583
Contract assets	5,281	2,278
Operating lease right-of-use assets	6,276	—
Other	5,365	5,322
Total regulatory and other assets	56,071	47,183

Total Assets	$1,526,097	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,795,218 shares in 2019 and 36,757,842 shares in 2018	$254,297	$253,689
Earnings reinvested in the business	307,203	304,534
Total common shareholders’ equity	561,500	558,223
Long-term debt	281,070	281,087
Total capitalization	842,570	839,310

Current Liabilities
Long-term debt — current	326	40,320
Accounts payable	53,205	59,532
Income taxes payable	3,813	360
Accrued other taxes	7,119	10,094
Accrued employee expenses	14,043	13,842
Accrued interest	6,492	3,865
Unrealized loss on purchased power contracts	336	311
Contract liabilities	10,426	7,530
Operating lease liabilities	2,027	—
Other	9,843	10,731
Total current liabilities	107,630	146,585

Other Credits
Notes payable to bank	151,500	95,500
Advances for construction	66,185	66,305
Contributions in aid of construction - net	125,530	124,385
Deferred income taxes	112,850	114,216
Regulatory liabilities	44,212	44,867
Unamortized investment tax credits	1,349	1,367
Accrued pension and other postretirement benefits	58,887	57,636
Operating lease liabilities	4,439	—
Other	10,945	11,262
Total other credits	575,897	515,538

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,526,097	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Operating Revenues
Water	$64,723	$64,412
Electric	10,629	9,832
Contracted services	26,381	20,484
Total operating revenues	101,733	94,728

Operating Expenses
Water purchased	13,140	13,607
Power purchased for pumping	1,538	1,693
Groundwater production assessment	3,746	4,651
Power purchased for resale	3,704	3,408
Supply cost balancing accounts	(1,372)	(3,869)
Other operation	8,571	7,988
Administrative and general	21,672	20,293
Depreciation and amortization	10,832	9,666
Maintenance	2,566	3,829
Property and other taxes	4,896	4,799
ASUS construction	12,245	9,972
Total operating expenses	81,538	76,037

Operating Income	20,195	18,691

Other Income and Expenses
Interest expense	(6,317)	(5,923)
Interest income	942	536
Other, net	1,342	42
Total other income and expenses, net	(4,033)	(5,345)

Income before income tax expense	16,162	13,346

Income tax expense	3,310	2,564

Net Income	$12,852	$10,782

Weighted Average Number of Common Shares Outstanding	36,773	36,712
Basic Earnings Per Common Share	$0.35	$0.29

Weighted Average Number of Diluted Shares	36,951	36,874
Fully Diluted Earnings Per Common Share	$0.35	$0.29

Dividends Declared Per Common Share	$0.275	$0.255

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223
Add:
Net income			12,852	12,852
Exercise of stock options and other issuances of Common Shares	37	75		75
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		463		463
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			10,113	10,113
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2019	36,795	$254,297	$307,203	$561,500

	Three Months Ended March 31, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2017	36,681	$250,124	$279,821	$529,945
Add:
Net income			10,782	10,782
Exercise of stock options and other issuances of Common Shares	52	340		340
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(181)		(181)
Dividend equivalent rights on stock-based awards not paid in cash		56		56
Deduct:
Dividends on Common Shares			9,362	9,362
Dividend equivalent rights on stock-based awards not paid in cash			56	56
Balances at March 31, 2018	36,733	$250,339	$281,185	$531,524

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$12,852	$10,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,890	9,726
Provision for doubtful accounts	157	151
Deferred income taxes and investment tax credits	(2,321)	440
Stock-based compensation expense	1,998	998
Other — net	(1,478)	303
Changes in assets and liabilities:
Accounts receivable — customers	5,755	6,743
Unbilled receivable	7,957	(1,548)
Other accounts receivable	1,100	4,411
Receivables from the U.S. government	(2,322)	(6,629)
Materials and supplies	(117)	194
Prepayments and other assets	(1,329)	(3,178)
Contract assets	(1,576)	6,219
Regulatory assets	(3,987)	6,716
Accounts payable	(6,131)	(5,963)
Income taxes receivable/payable	5,572	2,676
Contract liabilities / billings in excess of costs and estimated earnings on contracts	2,896	2,672
Accrued pension and other post-retirement benefits	1,686	1,356
Other liabilities	(2,222)	(341)
Net cash provided	29,380	35,728

Cash Flows From Investing Activities:
Capital expenditures	(40,562)	(30,364)
Other investing activities	213	130
Net cash used	(40,349)	(30,234)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	75	340
Receipt of advances for and contributions in aid of construction	1,927	1,083
Refunds on advances for construction	(562)	(486)
Retirement or repayments of long-term debt	(40,086)	(89)
Net change in notes payable to banks	56,000	10,000
Dividends paid	(10,113)	(9,362)
Other financing activities	(1,569)	(1,210)
Net cash provided	5,672	276
Net change in cash and cash equivalents	(5,297)	5,770
Cash and cash equivalents, beginning of period	7,141	214
Cash and cash equivalents, end of period	$1,844	$5,984

Non-cash transactions:
Accrued payables for investment in utility plant	$27,207	$13,910
Property installed by developers and conveyed	$678	$421

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Utility Plant
Utility plant, at cost	$1,867,878	$1,832,336
Less - Accumulated depreciation	(558,214)	(551,244)
Net utility plant	1,309,664	1,281,092

Other Property and Investments	24,542	23,263

Current Assets
Cash and cash equivalents	524	4,187
Accounts receivable-customers (less allowance for doubtful accounts of $877 in 2019 and $892 in 2018)	17,485	23,395
Unbilled receivable	14,455	17,892
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and 2018)	1,124	1,959
Income taxes receivable from Parent	648	5,617
Materials and supplies, at average cost	4,681	4,797
Regulatory assets — current	20,486	16,527
Prepayments and other current assets	6,450	5,275
Total current assets	65,853	79,649

Other Assets
Operating lease right-of-use assets	5,367	—
Other	5,255	5,218
Total other assets	10,622	5,218

Total Assets	$1,410,681	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands)	March 31, 2019	December 31, 2018
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2019 and 2018	$293,044	$292,412
Earnings reinvested in the business	210,025	211,163
Total common shareholder’s equity	503,069	503,575
Long-term debt	281,070	281,087
Total capitalization	784,139	784,662

Current Liabilities
Long-term debt — current	326	40,320
Accounts payable	46,578	47,865
Accrued other taxes	6,915	9,911
Accrued employee expenses	11,948	11,910
Accrued interest	6,190	3,550
Unrealized loss on purchased power contracts	336	311
Operating lease liabilities	1,597	—
Other	9,129	9,432
Total current liabilities	83,019	123,299

Other Credits
Inter-company payable	116,148	57,289
Advances for construction	66,185	66,305
Contributions in aid of construction — net	125,530	124,385
Deferred income taxes	116,359	118,241
Regulatory liabilities	44,212	44,867
Unamortized investment tax credits	1,349	1,367
Accrued pension and other postretirement benefits	58,887	57,636
Operating lease liabilities	3,994	—
Other	10,859	11,171
Total other credits	543,523	481,261

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,410,681	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2019 AND 2018
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating Revenues
Water	$64,723	$64,412
Electric	10,629	9,832
Total operating revenues	75,352	74,244

Operating Expenses
Water purchased	13,140	13,607
Power purchased for pumping	1,538	1,693
Groundwater production assessment	3,746	4,651
Power purchased for resale	3,704	3,408
Supply cost balancing accounts	(1,372)	(3,869)
Other operation	6,860	6,434
Administrative and general	16,094	15,148
Depreciation and amortization	9,989	9,334
Maintenance	1,913	3,155
Property and other taxes	4,413	4,386
Total operating expenses	60,025	57,947

Operating Income	15,327	16,297

Other Income and Expenses
Interest expense	(5,998)	(5,759)
Interest income	408	380
Other, net	1,405	87
Total other income and expenses, net	(4,185)	(5,292)

Income before income tax expense	11,142	11,005

Income tax expense	2,120	2,115

Net Income	$9,022	$8,890

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2018	165	$292,412	$211,163	$503,575
Add:
Net income			9,022	9,022
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		572		572
Dividend equivalent rights on stock-based awards not paid in cash		60		60
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			60	60
Balances at March 31, 2019	165	$293,044	$210,025	$503,069

	Three Months Ended March 31, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2017	146	$242,181	$232,193	$474,374
Add:
Net income			8,890	8,890
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(266)		(266)
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			9,380	9,380
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2018	146	$241,964	$231,654	$473,618

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$9,022	$8,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,047	9,394
Provision for doubtful accounts	155	160
Deferred income taxes and investment tax credits	(2,849)	72
Stock-based compensation expense	1,845	752
Other — net	(1,455)	280
Changes in assets and liabilities:
Accounts receivable — customers	5,755	6,743
Unbilled receivable	3,437	1,274
Other accounts receivable	835	3,384
Materials and supplies	116	97
Prepayments and other assets	(331)	(2,271)
Regulatory assets	(3,987)	6,716
Accounts payable	(1,081)	(4,937)
Inter-company receivable/payable	(641)	(51)
Income taxes receivable/payable from/to Parent	4,969	2,596
Accrued pension and other post-retirement benefits	1,686	1,356
Other liabilities	(1,657)	(1,025)
Net cash provided	25,866	33,430

Cash Flows From Investing Activities:
Capital expenditures	(39,113)	(27,592)
Other investing activities	213	130
Net cash used	(38,900)	(27,462)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,927	1,083
Refunds on advances for construction	(562)	(486)
Retirement or repayments of long-term debt	(40,086)	(89)
Net change in inter-company borrowings	59,500	6,000
Dividends paid	(10,100)	(9,380)
Other financing activities	(1,308)	(1,049)
Net cash provided (used)	9,371	(3,921)

Net change in cash and cash equivalents	(3,663)	2,047
Cash and cash equivalents, beginning of period	4,187	214
Cash and cash equivalents, end of period	$524	$2,261

Non-cash transactions:
Accrued payables for investment in utility plant	$27,197	$13,880
Property installed by developers and conveyed	$678	$421

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”) and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. ("ECUS"), and Fort Riley Utility Services, Inc. ("FRUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.” AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
 GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customer connections. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customer connections through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  In December 2018, GSWC filed an application with the CPUC to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  This reorganization plan is subject to CPUC approval and, if approved, is not expected to result in a substantive change to AWR's operations and business segments.
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
AWR owns all of the outstanding common shares of GSWC and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
 The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC.
 Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.1 million and $1.0 million during the three months ended March 31, 2019 and 2018, respectively. AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. As of March 31, 2019, there was $151.5 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.

GSWC Long-Term Debt: In March 2019, GSWC repaid $40 million of its 6.70% senior note, which matured in that month. GSWC increased its intercompany borrowings from AWR parent to fund the repayment of this note.
Recently Issued Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard, Leases (Accounting Standards Codification ("ASC") 842), which replaces the prior lease guidance, (ASC 840). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Registrant adopted the new lease accounting standard as of January 1, 2019 and did not adjust comparative periods for it. There was no cumulative-effect impact to the opening balance of retained earnings as a result of this adoption. Registrant elected the practical expedient under ASU 2018-01 Land Easement Practical Expedient for Transition to Topic 842 and did not review existing easements entered into prior to January 1, 2019. Leases with terms of twelve months or less were not recorded on the balance sheet. The adoption of the new lease guidance did not have a material impact on Registrant's results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. As of March 31, 2019, Registrant has $6.3 million of right-of-use assets and $6.5 million in operating lease liabilities reflected on its balance sheet (see Note 10).
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, entities that enter into cloud computing service arrangements will apply existing internal-use software guidance to determine which implementation costs are eligible for capitalization. Under that guidance, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. The new guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. Registrant adopted this guidance effective January 1, 2019. This accounting change did not have a significant impact on Registrant's financial statements.
In August 2018, the FASB issued ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other post-retirement benefit plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU is effective for fiscal years ending after December 15, 2020 and will be applied by Registrant on a retrospective basis to all periods presented. Registrant is still evaluating the ASU and has not yet determined the effect of it on the Company's ongoing financial reporting.

Note 2 — Revenues
Most of Registrant's revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities. ASUS's 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheet.
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers accounted for approximately 90% and 85% of total water and electric revenues, respectively, during each of the three months ended March 31, 2019 and 2018. The vast majority of ASUS's revenues are with the U.S. government. For the three months ended March 31, 2019 and 2018, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollar in thousands)	2019	2018
Water:
Tariff-based revenues	$59,575	$65,775
Surcharges (cost-recovery activities)	291	793
Other	459	442
Water revenues from contracts with customers	60,325	67,010
WRAM under (over)-collection (alternative revenue program)	4,398	(2,598)
Total water revenues	64,723	64,412

Electric:
Tariff-based revenues	11,266	10,019
Surcharges (cost-recovery activities)	54	47
Electric revenues from contracts with customers	11,320	10,066
BRRAM over-collection (alternative revenue program)	(691)	(234)
Total electric revenues	10,629	9,832

Contracted services:
Water	13,355	13,000
Wastewater	13,026	7,484
Contracted services revenues from contracts with customers	26,381	20,484

Total revenues	$101,733	$94,728

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, were as follows:

(dollar in thousands)	March 31, 2019	January 1, 2019

Receivable from the U.S. government	$60,011	$61,126
Contract assets	$29,460	$24,447
Contract liabilities	$10,426	$7,530

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

Revenue for the three months ended March 31, 2019, which was included in contract liabilities at the beginning of the period was not material. Contracted services revenues recognized during the three months ended March 31, 2019 from performance obligations satisfied in previous periods were not material.
As of March 31, 2019, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 36 to 49 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2019, Registrant had approximately $56.0 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $80.9 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $14.9 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $35.7 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $336,000 of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	March 31, 2019	December 31, 2018
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$24,998	$17,763
Costs deferred for future recovery on Aerojet case	9,397	9,516
Pensions and other post-retirement obligations (Note 8)	32,606	33,124
Derivative unrealized loss (Note 5)	336	311
Low income rate assistance balancing accounts	2,505	2,784
General rate case memorandum accounts	3,956	5,054
Excess deferred income taxes	(80,930)	(81,465)
Flow-through taxes, net	(14,859)	(15,273)
Other regulatory assets	16,215	15,656
Tax Cuts and Jobs Act memorandum accounts	(9,036)	(8,293)
Various refunds to customers	(8,914)	(7,517)
Total	$(23,726)	$(28,340)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2018.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2018. For the three months ended March 31, 2019 and 2018, surcharges (net of surcredits) of approximately $2.8 million and $4.2 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the three months ended March 31, 2019, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $10.0 million due to lower than adopted customer water usage, as well as higher than adopted supply costs currently in billed customer rates. As of March 31, 2019, GSWC had an aggregated regulatory asset of $25.0 million, which is comprised of a $10.1 million under-collection in the WRAM accounts and a $14.9 million under-collection in the MCBA accounts.
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties in connection with the general rate case.
On April 8, 2019, the assigned Administrative Law Judge issued a proposed decision ("PD") on the general rate case. The PD approves the settlement agreement, with the exception of advice letter capital projects totaling approximately$20.4 million that were agreed to by GSWC and the CPUC’s Public Advocates Office in the settlement. The PD does not explicitly disallow these projects, but instead instructs GSWC to include these projects in its next general rate case filing. As a result, no impairment charges were recorded for the three months ended March 31, 2019 related to the immaterial costs incurred to date for these projects. GSWC and the CPUC's Public Advocates Office have separately filed their response and comments to the PD, and both parties dispute the ALJ's rejection of the advice letter capital projects. At this time, GSWC cannot predict the final outcome regarding this matter. Due to the delay in receiving a final decision by the CPUC on the water general rate case, billed water revenues for the first quarter of 2019 were based on 2018 adopted rates. Once a final decision is issued, new water rates will be retroactive to January 1, 2019 and retroactive adjustments will be recorded accordingly.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also includes a capital structure and debt cost the same to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Because of the delay in finalizing the electric general rate case, billed electric revenues during the first quarter of 2019, and all of 2018, were based on 2017 adopted rates pending a final decision by the CPUC in the rate case application. A decision on the case is expected later in 2019 and, when approved by the CPUC, the new rates will be retroactive to January 1, 2018 and retroactive adjustments will be recorded accordingly.

Note 4 — Earnings per Share/Capital Stock

In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares, and that have been issued under AWR's stock incentive plans for employees and the non-employee directors stock plans.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Net income	$12,852	$10,782
Less: (a) Distributed earnings to common shareholders	10,113	9,362
Distributed earnings to participating securities	47	46
Undistributed earnings	2,692	1,374

(b) Undistributed earnings allocated to common shareholders	2,679	1,367
Undistributed earnings allocated to participating securities	13	7
Total income available to common shareholders, basic (a)+(b)	$12,792	$10,729

Weighted average Common Shares outstanding, basic	36,773	36,712
Basic earnings per Common Share	$0.35	$0.29
 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At March 31, 2019 and 2018, there were 29,160 and 47,792 options outstanding, respectively, under these plans. At March 31, 2019 and 2018, there were also 184,833 and 193,740 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Common shareholders earnings, basic	$12,792	$10,729
Undistributed earnings for dilutive stock-based awards	13	8
Total common shareholders earnings, diluted	$12,805	$10,737

Weighted average common shares outstanding, basic	36,773	36,712
Stock-based compensation (1)	178	162
Weighted average common shares outstanding, diluted	36,951	36,874

Diluted earnings per Common Share	$0.35	$0.29

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 29,160 and 47,792 stock options at March 31, 2019 and 2018, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 184,833 and 193,740 restricted stock units at March 31, 2019 and 2018, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2019 and 2018.
No stock options outstanding at March 31, 2019 had an exercise price greater than the average market price of AWR’s Common Shares for the three months ended March 31, 2019. There were no stock options outstanding at March 31, 2019 or 2018 that were anti-dilutive.

During the three months ended March 31, 2019 and 2018, AWR issued 37,376 and 52,622 common shares, for approximately $75,000 and $340,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the stock incentive plans for employees, and the non-employee directors stock plans.
During the three months ended March 31, 2019 and 2018, AWR paid $1.6 million and $1.2 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the three months ended March 31, 2019 and 2018, GSWC paid $1.3 million and $1.0 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2019 and 2018, AWR paid quarterly dividends of approximately $10.1 million, or $0.275 per share, and $9.4 million, or $0.255 per share, respectively. During the three months ended March 31, 2019 and 2018, GSWC paid dividends of $10.1 million and $9.4 million respectively, to AWR.
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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. The three-year contract expired on December 31, 2017. Registrant intends to enter into new purchased power contracts, subject to CPUC approval, once the five-year term contract expires in November 2019. As of March 31, 2019, there was a $336,000 unrealized loss in the memorandum account for the purchased power contracts as a result of a drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2019 was approximately 70,300 megawatt hours.
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
 The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2019 and 2018:

	For The Three Months Ended March 31,
(dollars in thousands)	2019	2018
Fair value at beginning of the period	$(311)	$(2,941)
Unrealized gain (loss) on purchased power contracts	(25)	316
Fair value at end of the period	$(336)	$(2,625)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.

Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $17.8 million as of March 31, 2019. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.

The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2019 and December 31, 2018 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2019 valuation decreased as compared to December 31, 2018, increasing the fair value of long-term debt as of March 31, 2019 after taking into account the repayment of $40 million of GSWC's 6.70% senior note in March 2019. Changes in the assumptions will produce different results.

	March 31, 2019		December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$284,892	$363,757	$324,978	$387,889
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective income tax rate (“ETR”) was 20.5% and 19.2% for the three months ended March 31, 2019 and 2018, respectively, and GSWC's ETR was 19.0% and 19.2% for the three months ended March 31, 2019 and 2018, respectively. AWR’s ETR increased because of higher state unitary taxes at AWR (parent).
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes, (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2019 and 2018, (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan and SERP for the three months ended March 31, 2019 and 2018 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$1,234	$1,401	$53	$57	$298	$274
Interest cost	2,131	1,921	80	72	267	222
Expected return on plan assets	(2,593)	(2,791)	(112)	(123)	—	—
Amortization of prior service cost (benefit)	109	—	—	—	—	—
Amortization of actuarial (gain) loss	359	345	(150)	(182)	118	262
Total expense recognized, before surcharges and allocation to overhead pool	$1,240	$876	$(129)	$(176)	$683	$758
Registrant expects to contribute, at least, approximately $3.6 million to its pension plan during 2019.

As authorized by the CPUC in the water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of March 31, 2019, GSWC had a total of $3.1 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
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
As of March 31, 2019, the total spent to clean-up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2019, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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

Note 10 — Leases
The adoption of the new lease guidance did not have a material impact on Registrant's results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of March 31, 2019, Registrant has right-of-use assets of $6.3 million, short-term operating lease liabilities of $2.0 million and long-term operating lease liabilities of $4.4 million.
Significant assumptions and judgments made as part of the adoption of this new lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to Registrant over terms similar to the lease terms.
Registrant’s leases consist of real estate and equipment leases, and are mostly GSWC's. Most of Registrant's leases require fixed lease payments. Some real estate leases have escalation payments which depend on an index. Variable lease costs were not material. Lease terms used to measure the lease liability include options to extend the lease if the option is reasonably certain to be exercised. Lease and non-lease components were combined to measure lease liabilities. Registrant also has real estate leases that have not yet commenced as of March 31, 2019. These leases will create additional operating right-of-use assets and operating lease liabilities of approximately $5.5 million upon possession of the office spaces later in 2019.
GSWC's long-term debt includes $28 million of 9.56% private placement notes, which require GSWC to maintain a total indebtedness to capitalization ratio of less than 0.6667-to-1. The indebtedness, as defined in the note agreement, includes any lease liabilities required to be recorded under GAAP. As of March 31, 2019, GSWC had a total indebtedness (including GSWC's lease liabilities) to capitalization ratio of 0.4449-to-1. None of the other covenants or restrictions contained in Registrant's long-term debt agreements were affected by the adoption of the new lease standard.

Registrant's supplemental lease information for the three months ended March 31, 2019 is as follows (in thousands, except for weighted average data):

Three Months Ended March 31, 2019

Operating lease costs	$798
Short-term lease costs	$74

Weighted average remaining lease term (in years)	6.63
Weighted-average discount rate	3.0%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$7,968

During the three months ended March 31, 2019 and 2018, Registrant’s consolidated rent expense was approximately $663,000 and $559,000, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases are as follows (in thousands):

	March 31, 2019	December 31, 2018
2019 (April through December 2019 as of March 31, 2019)	$1,809	$2,818
2020	1,949	2,530
2021	1,455	1,497
2022	1,065	1,007
2023	575	546
Thereafter	629	605
Total lease payments	7,482	$9,003
Less: imputed interest	1,016
Total lease obligations	6,466
Less: current obligations	2,027
Long-term lease obligations	$4,439
The decrease in future minimum lease payments from December 31, 2018 to March 31, 2019 was largely due to the early termination of one of Registrant's real estate leases. The early termination did not have a material impact on Registrant's financial statements as of and during the three months ended March 31, 2019. There is no material difference between the consolidated operations of AWR and the operations of GSWC in regard to the future minimum payments under long-term cancelable operating leases.

Note 11 — Business Segments
AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and note receivables therefrom.
All activities of GSWC, a rate-regulated utility, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Florida, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Three Months Ended March 31, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$64,723	$10,629	$26,381	$—	$101,733
Operating income (loss)	13,266	2,061	4,870	(2)	20,195
Interest expense, net	5,237	353	(361)	146	5,375
Utility plant	1,247,080	62,584	15,838	—	1,325,502
Depreciation and amortization expense (1)	9,389	600	843	—	10,832
Income tax expense	1,673	447	1,125	65	3,310
Capital additions	38,379	734	1,449	—	40,562

	As Of And For The Three Months Ended March 31, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$64,412	$9,832	$20,484	$—	$94,728
Operating income (loss)	14,058	2,239	2,397	(3)	18,691
Interest expense, net	5,009	370	(66)	74	5,387
Utility plant	1,149,038	60,261	9,531	—	1,218,830
Depreciation and amortization expense (1)	8,769	565	332	—	9,666
Income tax expense (benefit)	1,649	466	554	(105)	2,564
Capital additions	26,618	974	2,772	—	30,364

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $58,000 and $60,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2019	2018
Total utility plant	$1,325,502	$1,218,830
Other assets	200,595	204,834
Total consolidated assets	$1,526,097	$1,423,664

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and/or its subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment.  Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.” A reconciliation to AWR’s diluted earnings per share is included in the discussion under the section titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2018.
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
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties in connection with the general rate case.
On April 8, 2019, the assigned Administrative Law Judge issued a proposed decision ("PD") on the general rate case. The PD approves the settlement agreement, with the exception of advice letter capital projects totaling approximately $20.4 million that were agreed to by GSWC and the CPUC’s Public Advocates Office in the settlement. The PD does not explicitly disallow these projects, but instead instructs GSWC to include these projects in its next general rate case filing. As a result, no impairment charges were recorded for the three months ended March 31, 2019 related to the immaterial costs incurred to date for these projects. GSWC and the CPUC's Public Advocates Office have separately filed their response and comments to the PD, and both parties dispute the ALJ's rejection of the advice letter capital projects. At this time, GSWC cannot predict the final outcome regarding this matter; however, if the PD is approved as is, it would authorize GSWC to invest approximately $314.1 million in capital infrastructure over the three-year rate cycle, and would increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August settlement, as compared to the 2018 adopted water gross margin.
The 2019 water revenue requirement in the PD has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement in the PD includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the 2017 Tax Cuts and Jobs Act ("Tax Act"), which has a corresponding decrease in income tax expense and also results in no impact to net earnings. Had depreciation expense in the PD remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million. Due to the delay in receiving a final decision by the CPUC on the water general rate case, billed water revenues for the first three months of 2019 were based on 2018 adopted rates. Based on the PD, had new rates been in place as of January 1, 2019, pretax income for the water segment would have been higher by approximately $4.0 million, or $0.08 per share, for the first quarter of 2019. When approved, the new rates will be retroactive to January 1, 2019 and retroactive adjustments will be recorded accordingly. In addition, the PD approves the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which will result in a reduction to operating expenses of approximately $1.0 million, or $0.02 per share, if the PD is approved by the CPUC.
The PD also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.6 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost the same as those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the settlement (i) extends the rate cycle by one year (new rates will be effective for 2018-2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for tax reform; (iii) authorizes BVES to invest approximately $44 million in capital infrastructure for 2018-2022, which includes all requested capital projects plus an additional $3 million for 2022; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022 (the rate increases for 2019 – 2022 are not subject to an earnings test).
Because of the delay in finalizing the electric general rate case, billed electric revenues during 2018 and the first three months of 2019 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been in place as of January 1, 2018, pretax income for the electric segment would have increased by approximately $2.0 million, or $0.04 per share, for the full year ended December 31, 2018, and by approximately $941,000, or approximately $0.02 per share, for the first three months of 2019. When approved, the new rates will be retroactive to January 1, 2018 and retroactive adjustments for 2019 will be recorded accordingly, as well as the $2.0 million, or $0.04 per share, related to 2018.
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
Fort Riley:
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period and a detailed inventory study. The 50-year contract is also subject to annual economic price adjustments.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2019	3/31/2018	CHANGE
Water	$0.21	$0.20	$0.01
Electric	0.03	0.04	(0.01)
Contracted services	0.11	0.05	0.06
Consolidated diluted earnings per share, as reported	$0.35	$0.29	$0.06
Water Segment:
For the three months ended March 31, 2019, diluted earnings per share from the water segment increased $0.01 to $0.21 per share as compared to $0.20 per share for the same period in 2018 despite the delay in receiving a final decision on the water general rate case. Because of the delay, billed water revenues for the first three months of 2019 were based on 2018 adopted rates, pending a final decision by the CPUC. As a result, the water gross margin remained relatively flat after excluding the effects of changes in the pension balancing account and of billed surcharges, both of which have no material impact to earnings. Had new rates been in place as of January 1, 2019 based on the proposed decision issued in April 2019, pretax income at the water segment would have been higher by approximately $4.0 million, or $0.08 per share, for the first quarter of 2019. When approved, the new rates will be retroactive to January 1, 2019 and retroactive adjustments will be recorded accordingly.
Excluding the impact of billed surcharges to recover previously incurred costs, which have no material impact to earnings, diluted earnings from GSWC’s water operations increased compared to the same period in 2018 due mostly to the following two items, which, when combined, increased the water segment’s earnings by approximately $0.01 per share:

•
an increase in interest and other income (net of interest expense) due primarily to gains recorded on investments held to fund a retirement benefit plan as a result of market conditions, as compared to losses recognized during the same period in 2018. This was partially offset by an increase in interest expense resulting from higher borrowings to fund a portion of GSWC’s capital expenditures.

•
an overall increase in operating expenses (excluding supply costs) due primarily from higher water treatment, conservation and employee-related compensation costs, as well as depreciation expense resulting from capital additions. These increases in operating expenses were partially offset by lower maintenance expense incurred as compared to the same period in 2018.

Electric Segment:
For the three months ended March 31, 2019, diluted earnings from the electric segment were $0.03 per share as compared to $0.04 per share for the same period in 2018. The decrease in earnings was largely due to an increase in operating expenses without an increase in customer base rates due to delays in finalizing the pending electric general rate case. Because of the delay, billed electric revenues during the first three months of 2019, and all of 2018, were based on 2017 adopted rates, pending a final decision by the CPUC in the rate case application, which will be retroactive to January 1, 2018. Had the new rates in the settlement agreement been approved by the CPUC and in place as of January 1, 2019, pretax income at the electric segment would have been higher by approximately $941,000, or $0.02 per share, for the first three months of 2019. This amount will be recorded when a CPUC decision is issued, along with $0.04 per share related to 2018.
The increase in operating expenses was due mostly to higher legal and outside service costs, as well as labor and other employee-related compensation. Maintenance and depreciation expenses were also higher than last year. The higher operating expenses (excluding supply costs), were partially offset by a higher electric gross margin resulting from rate increases generated from advice letter filings approved by the CPUC in the fourth quarter of 2018.
Contracted Services Segment:
For the three months ended March 31, 2019 diluted earnings from the contracted services segment were $0.11 per share as compared to $0.05 per share for the same period in 2018 due, in part, to the commencement of operations at Fort Riley in July 2018. There was also an increase in management fees and construction activity at several other military bases due to the successful resolution of various price adjustments and an overall increase in construction activity.
The following discussion and analysis for the three months ended March 31, 2019 and 2018 provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.

Consolidated Results of Operations — Three Months Ended March 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$64,723	$64,412	$311	0.5%
Electric	10,629	9,832	797	8.1%
Contracted services	26,381	20,484	5,897	28.8%
Total operating revenues	101,733	94,728	7,005	7.4%

OPERATING EXPENSES
Water purchased	13,140	13,607	(467)	(3.4)%
Power purchased for pumping	1,538	1,693	(155)	(9.2)%
Groundwater production assessment	3,746	4,651	(905)	(19.5)%
Power purchased for resale	3,704	3,408	296	8.7%
Supply cost balancing accounts	(1,372)	(3,869)	2,497	(64.5)%
Other operation	8,571	7,988	583	7.3%
Administrative and general	21,672	20,293	1,379	6.8%
Depreciation and amortization	10,832	9,666	1,166	12.1%
Maintenance	2,566	3,829	(1,263)	(33.0)%
Property and other taxes	4,896	4,799	97	2.0%
ASUS construction	12,245	9,972	2,273	22.8%
Total operating expenses	81,538	76,037	5,501	7.2%

OPERATING INCOME	20,195	18,691	1,504	8.0%

OTHER INCOME AND EXPENSES
Interest expense	(6,317)	(5,923)	(394)	6.7%
Interest income	942	536	406	75.7%
Other, net	1,342	42	1,300	*
	(4,033)	(5,345)	1,312	(24.5)%

INCOME BEFORE INCOME TAX EXPENSE	16,162	13,346	2,816	21.1%
Income tax expense	3,310	2,564	746	29.1%

NET INCOME	$12,852	$10,782	$2,070	19.2%

Basic earnings per Common Share	$0.35	$0.29	$0.06	20.7%

Fully diluted earnings per Common Share	$0.35	$0.29	$0.06	20.7%
* not meaningful

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

Water
For the three months ended March 31, 2019, revenues from water operations increased $311,000 to $64.7 million as compared to the same period in 2018 due primarily to CPUC-approved rate increases to cover increases in supply costs experienced in most ratemaking areas, which were largely offset by a corresponding increase in supply costs, resulting in an immaterial impact to earnings. This increase in revenues was partially offset by the expiration of various surcharges that were in place to recover previously incurred costs. The decrease in surcharge revenues was offset by a corresponding decrease in operating expenses (primarily administrative and general), also resulting in no impact to earnings.
Excluding the items discussed above, water revenues remained relatively flat due to the delay in receiving a final decision on the water general rate case. In July 2017, GSWC filed a general rate case application for its water regions and the general office for new rates in years 2019 through 2021. Pending a final CPUC decision on this general rate case, year-to-date 2019 billed revenues have been based on 2018 adopted rates. On April 8, 2019, the CPUC issued a proposed decision on this general rate case. Once a final decision is received, new rates will be retroactive to January 1, 2019.
Billed water consumption for the first quarter of 2019 decreased by approximately 16% as compared to the same period in 2018 due to wet weather conditions experienced in late 2018 and early 2019. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place at all but one small rate-making area. However, under the accounting guidance for alternative revenue programs such as the WRAM, significant decreases in consumption may impact the timing of when revenues are recorded. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
GSWC filed its electric general rate case in May 2017 for rates in years 2018 through 2021. Pending a final CPUC decision on the general rate case, year-to-date billed revenues for the three months ended March 31, 2019 and for all of 2018, have been based on 2017 adopted rates. For the three months ended March 31, 2019, electric revenues increased by $797,000, largely due to an increase in electric usage as compared to the same period in 2018. The increase in usage creates a corresponding increase in supply costs from the higher electric usage, resulting in no material impact to earnings. There were also increases in electric rates due to advice letter projects approved by the CPUC during the fourth quarter of 2018.
Billed electric usage during the three months ended March 31, 2019 increased by approximately 11% as compared to the three months ended March 31, 2018.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2019, revenues from contracted services increased $5.9 million to $26.4 million as compared to $20.5 million for the same period in 2018 largely due to the commencement of operations at Fort Riley in July 2018.
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

Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Water and electric gross margins are computed by subtracting total supply costs from total revenues. Registrant uses these gross margins and related percentages as an important measure in evaluating its operating results. Registrant believes these measures are useful internal benchmarks in evaluating the utility business performance within its water and electric segments. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities, and should not be considered as an alternative to operating income, which is determined in accordance with GAAP.
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25.5% and 25.6% of total operating expenses for the three months ended March 31, 2019 and 2018, respectively.
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2019 and 2018. There was a decrease in surcharges of approximately $502,000 recorded in water revenues to recover previously incurred costs, which did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$64,723	$64,412	$311	0.5%
WATER SUPPLY COSTS:
Water purchased (1)	$13,140	$13,607	$(467)	(3.4)%
Power purchased for pumping (1)	1,538	1,693	(155)	(9.2)%
Groundwater production assessment (1)	3,746	4,651	(905)	(19.5)%
Water supply cost balancing accounts (1)	(2,119)	(4,368)	2,249	(51.5)%
TOTAL WATER SUPPLY COSTS	$16,305	$15,583	$722	4.6%
WATER GROSS MARGIN (2)	$48,418	$48,829	$(411)	(0.8)%

ELECTRIC OPERATING REVENUES (1)	$10,629	$9,832	$797	8.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,704	$3,408	$296	8.7%
Electric supply cost balancing accounts (1)	747	499	248	49.7%
TOTAL ELECTRIC SUPPLY COSTS	$4,451	$3,907	$544	13.9%
ELECTRIC GROSS MARGIN (2)	$6,178	$5,925	$253	4.3%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(1,372,000) and $(3,869,000) for the three months ended March 31, 2019 and 2018, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentage of purchased water for the three months ended March 31, 2019 was approximately 43% as compared to the last authorized adopted percentage of 25%, which was for 2018 and is pending a final decision on the water general rate case. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Purchased water costs for the three months ended March 31, 2019 decreased to $13.1 million as compared to $13.6 million for the same period in 2018 due to a decrease in customer usage.  The decreases in power purchased for pumping and groundwater production assessments were also largely due to a decrease in customer usage as compared to the same period in 2018.
The under-collection in the water supply cost balancing account decreased $2.2 million during the three months ended March 31, 2019 mainly due to the decrease in customer usage, as well as CPUC-approved rate increases implemented in July 2018 to cover supply-cost increases experienced in prior years.
For the three months ended March 31, 2019, the cost of power purchased for resale to BVES's customers was $3.7 million as compared to $3.4 million for the same period in 2018. The increase was due to an increase in customer usage, partially offset by a lower average price per megawatt hour ("MWh"). The average price per MWh, including fixed costs, decreased from $79.44 for the three months ended March 31, 2018 to $77.77 for the same period in 2019.  The over-collection in the electric supply cost balancing account increased as compared to the three months ended March 31, 2018 due to the decrease in the average price per MWh.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2019 and 2018, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$6,045	$5,722	$323	5.6%
Electric Services	815	712	103	14.5%
Contracted Services	1,711	1,554	157	10.1%
Total other operation	$8,571	$7,988	$583	7.3%
For the three months ended March 31, 2019, there was a decrease of $183,000 in surcharges billed to customers to recover previously incurred other operation-related costs approved by the CPUC. This decrease was offset by a corresponding decrease in other operation expense to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the decrease in billed surcharges, other operation expenses increased for the water segment by $506,000 as compared to the same period in 2018 due primarily to higher water treatment and conservation costs.
For the three months ended March 31, 2019, total other operation expenses at the electric segment increased mainly due to higher labor-related costs.
For the three months ended March 31, 2019, total other operation expenses for the contracted services segment increased mainly due to the commencement of operations at Fort Riley on July 1, 2018, as well as higher overall labor-related costs.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2019 and 2018, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$13,932	$13,236	$696	5.3%
Electric Services	2,162	1,912	250	13.1%
Contracted Services	5,576	5,142	434	8.4%
AWR (parent)	2	3	(1)	(33.3)%
Total administrative and general	$21,672	$20,293	$1,379	6.8%
For the three months ended March 31, 2019, there was a decrease of $361,000 in surcharges billed to customers to recover previously incurred administrative and general costs approved by the CPUC. This decrease was offset by a corresponding decrease in administrative and general expense to reflect the recovery of these costs, resulting in no impact to earnings. Excluding the decrease in billed surcharges, administrative and general expenses for the water segment increased by $1.1 million as compared to the same period in 2018 due primarily to higher employee-related compensation and other benefits.
For the three months ended March 31, 2019, the increase at the electric segment was due to higher legal and outside service costs, and allocated costs from the general office.
For the three months ended March 31, 2019, the increase in administrative and general expenses for the contracted services segment was due to higher labor-related costs largely due to the commencement of operations at Fort Riley in July 2018.
Depreciation and Amortization
For the three months ended March 31, 2019 and 2018, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$9,389	$8,769	$620	7.1%
Electric Services	600	565	35	6.2%
Contracted Services	843	332	511	153.9%
Total depreciation and amortization	$10,832	$9,666	$1,166	12.1%
     The increase in depreciation expense during the three months ended March 31, 2019 at the water and electric segments was due primarily to additions to utility plant during 2018 and the first three months of 2019. There was also an increase in depreciation expense for contracted services due to an increase in fixed assets resulting from the purchase of transportation and other equipment, as well as the commencement of operations at Fort Riley in July 2018.

Maintenance
For the three months ended March 31, 2019 and 2018, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$1,659	$2,937	$(1,278)	(43.5)%
Electric Services	254	218	36	16.5%
Contracted Services	653	674	(21)	(3.1)%
Total maintenance	$2,566	$3,829	$(1,263)	(33.0)%
     Maintenance expense decreased due to lower unplanned maintenance at the water segment as compared to the same period in 2018.

Property and Other Taxes
For the three months ended March 31, 2019 and 2018, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$4,127	$4,107	$20	0.5%
Electric Services	286	279	7	2.5%
Contracted Services	483	413	70	16.9%
Total property and other taxes	$4,896	$4,799	$97	2.0%
ASUS Construction
For the three months ended March 31, 2019, construction expenses for contracted services were $12.2 million, increasing $2.3 million compared to the same period in 2018 largely due to the commencement of operations at Fort Riley.

Interest Expense
For the three months ended March 31, 2019 and 2018, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$5,617	$5,389	$228	4.2%
Electric Services	381	370	11	3.0%
Contracted Services	174	91	83	91.2%
AWR (parent)	145	73	72	98.6%
Total interest expense	$6,317	$5,923	$394	6.7%
The overall increase in interest expense is due to higher average borrowings as well as higher interest rates on the revolving credit facility as compared to 2018. In March 2019, AWR exercised an option in the credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. Borrowings made during the first three months of 2019 were used to repay $40 million of GSWC's 6.70% senior note, which matured in March 2019, as well as to fund a portion of capital expenditures.

Interest Income
For the three months ended March 31, 2019 and 2018, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$380	$380	$—	—%
Electric Services	28	—	28	100.0%
Contracted Services	535	157	378	*
AWR (parent)	(1)	(1)	—	—%
Total interest income	$942	$536	$406	75.7%
* Not meaningful
The increase in interest income during the three months ended March 31, 2019 was largely due to interest income recognized on certain initial construction projects performed by the contracted services segment at Fort Riley during the first three months of 2019.
Other, net
For the three months ended March 31, 2019, other income increased by $1.3 million due primarily to gains recorded on the Company's investments held for a retirement benefit plan because of recent market conditions, as compared to losses recognized during the same period in 2018. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.

Income Tax Expense
For the three months ended March 31, 2019 and 2018, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ CHANGE	% CHANGE
Water Services	$1,673	$1,649	$24	1.5%
Electric Services	447	466	(19)	(4.1)%
Contracted Services	1,125	554	571	103.1%
AWR (parent)	65	(105)	170	(161.9)%
Total income tax expense	$3,310	$2,564	$746	29.1%

Consolidated income tax expense for the three months ended March 31, 2019 increased by $0.7 million due primarily to an increase in pretax income. AWR's effective income tax rate ("ETR") was 20.5% and 19.2% for the three months ended March 31, 2019 and 2018, respectively, and GSWC's ETR was 19.0% and 19.2% for the three months ended March 31, 2019 and 2018, respectively. AWR's consolidated ETR increased because of higher state unitary taxes at AWR (parent).

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
The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to Registrant’s critical accounting policies. Registrant adopted the new lease guidance beginning January 1, 2019 as further described in Note 10 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $210.0 million was available on March 31, 2019 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. As of March 31, 2019, there were $151.5 million in borrowings outstanding under this facility and $940,000 of letters of credit outstanding.  As of March 31, 2019, AWR had $47.6 million available to borrow under the credit facility.
In April 2019, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a positive outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.  If needed, GSWC may issue long-term debt in the future, depending on market conditions. It is anticipated that the proceeds from any such debt issuance would be used to pay down short-term borrowings and fund a portion of capital expenditures. During the three months ended March 31, 2019, GSWC incurred $38.2 million in company-funded capital expenditures. During 2019, Registrant's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On May 1, 2019, AWR's Board of Directors approved a second quarter dividend of $0.275 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 3, 2019 to shareholders of record at the close of business on May 16, 2019.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases.
The lower federal tax rate and the elimination of bonus depreciation brought about by 2017's Tax Cuts and Jobs Act ("Tax Act") are expected to reduce Registrant's cash flows from operating activities, and result in higher financing costs arising from an increased need to raise debt and/or equity.
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
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $29.4 million for the three months ended March 31, 2019 as compared to $35.7 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage and the expiration of various surcharges related to GSWC’s regulatory accounts. The delay in the water general rate case has also affected cash flows from operating activities in 2019 as year-to-date billed revenues have been based on 2018's adopted customer rates. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $40.3 million for the three months ended March 31, 2019 as compared to $30.2 million for the same period in 2018, due to an increase in capital expenditures during the first three months of 2019.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and stock option exercises and the repurchase of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of, construction. Short-term borrowings are used to fund capital expenditures until long-term financing is arranged.
Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2019 as compared to $276,000 for the same period in 2018. This increase in cash from financing activities was due to an increase in borrowings from Registrant's revolving credit facility during the three months ended March 31, 2019. The increased borrowings were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of capital expenditures.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers.

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
In December 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. The 2018 over-collection recorded in this memorandum account related to the water segment was $7.1 million and will be refunded to customers once a final decision is received from the CPUC on the pending water general rate case. A final decision is expected later in 2019.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $25.9 million for the three months ended March 31, 2019 as compared to $33.4 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage and the expiration of various surcharges related to GSWC’s regulatory accounts. The delay in the water general rate case has also affected cash flows from operating activities in 2019 as year-to-date billed revenues have been based on 2018's adopted customer rates. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $38.9 million for the three months ended March 31, 2019 as compared to $27.5 million for the same period in 2018. Cash used for capital expenditures was $39.1 million for the three months ended March 31, 2019 as compared to $27.6 million during the same period in 2018. During 2019, GSWC's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $9.4 million for the three months ended March 31, 2019 as compared to cash used of $3.9 million for the same period in 2018.  The increase in cash from financing activities was due to an increase in intercompany borrowings during the three months ended March 31, 2019 used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of GSWC's capital expenditures.
Contractual Obligations and Other Commitments

Registrant has various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments, are not recognized as liabilities in the consolidated financial statements but are required to be disclosed. In addition to contractual maturities, Registrant has certain debt instruments that contain an annual sinking fund or other principal payments. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance, or private placement, of debt or equity. Annual payments to service debt are generally made from cash flows from operations.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2018 for a detailed discussion of contractual obligations and other commitments. In March 2019, GSWC repaid $40 million of its 6.70% senior note. Effective January 1, 2019, Registrant adopted the new lease standard as further described in Note 10 of the Notes to Consolidated Financial Statements.

Contracted Services
Under the terms of its utility privatization contracts with the U.S. government, each contract's price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating and maintaining, and renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2019 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Regulatory Matters
Pending General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for its water regions and the general office.  The general rate case will determine new water rates for the years 2019 through 2021.  On August 15, 2018, GSWC and the CPUC’s Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties in connection with the general rate case.
On April 8, 2019, the assigned Administrative Law Judge issued a proposed decision ("PD") on the general rate case. The PD approves the settlement agreement, with the exception of advice letter capital projects totaling approximately $20.4 million that were agreed to by GSWC and the CPUC’s Public Advocates Office in the settlement. The PD does not explicitly disallow these projects, but instead instructs GSWC to include these projects in its next general rate case filing. As a result, no impairment charges were recorded for the three months ended March 31, 2019 related to the immaterial costs incurred to date for these projects. GSWC and the CPUC's Public Advocates Office have separately filed their response and comments to the PD, and both parties dispute the ALJ's rejection of the advice letter capital projects. At this time, GSWC cannot predict the final outcome regarding this matter; however, if the PD is approved as is, it would authorize GSWC to invest approximately $314.1 million in capital infrastructure over the three-year rate cycle, and would increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August settlement, as compared to the 2018 adopted water gross margin.
The 2019 water revenue requirement in the PD has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement in the PD includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, which has a corresponding decrease in income tax expense and also results in no impact to net earnings. Had depreciation expense in the PD remained the same as the 2018 adopted amount and there was no excess deferred tax refund that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million. Due to the delay in receiving a final decision by the CPUC on the water general rate case, billed water revenues for the first three months of 2019 were based on 2018 adopted rates. Based on the PD, had new rates been in place as of January 1, 2019, pretax income for the water segment would have been higher by approximately $4.0 million, or $0.08 per share, for the first quarter of 2019. When approved, the new rates will be retroactive to January 1, 2019 and retroactive adjustments will be recorded accordingly. The PD also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.6 million and $12.0 million, respectively, subject to the results of an earnings test and changes to forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost similar to those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the settlement (i) extends the rate cycle by one year (new rates will be for 2018-2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for the Tax Act; (iii) authorizes BVES to invest approximately $44 million in capital infrastructure for 2018-2022, which includes all requested capital projects plus an additional $3 million for 2022; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 – 2022 are not subject to an earnings test.
Because of the delay in finalizing the electric general rate case, billed electric revenues during 2018 and the first three months of 2019 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been in place as of January 1, 2018, pretax income at the electric segment would have increased by approximately $2.0 million, or $0.04 per share, for the full year ended December 31, 2018, and by approximately $941,000, or approximately $0.02 per share, for the first three months of 2019. When approved, the new rates will be retroactive to January 1, 2018 and retroactive adjustments for 2019 and 2018 will be recorded accordingly.
Application to Transfer Electric Utility Operations to New Subsidiary:
On December 14, 2018, GSWC filed an application with the CPUC to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc. (“BVES Inc.”), a newly created separate legal entity and stand-alone subsidiary of AWR.  Due to the differences in operations, regulations, and risks, management believes a separate electric legal entity and stand-alone subsidiary of AWR is in the best interests of customers, employees, and the communities served.  This application is subject to CPUC approval and, if approved, is not expected to result in a substantive change to AWR's operations and business segments. In February 2019, the City of Big Bear Lake filed a protest to the application. GSWC has filed reply comments with the CPUC. The CPUC has not established a timeline for its review of the application.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2018 for a discussion of other regulatory matters.
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
Lead Testing in Schools:
In January 2017, the California State Water Resources Control Board - Division of Drinking Water (DDW) issued a permit amendment that requires all community water systems to test the schools in their service area for lead, if sampling is requested in writing by the institution’s officials. In addition, the Governor of California signed an assembly bill, which requires all community water systems that serve a school site of a local educational agency with a building constructed before January 1, 2010, to test for lead in the potable water system of the school site on or before July 1, 2019. GSWC has been working extensively with the schools in its service areas for the last several months. As a result of concerted outreach to the schools, GSWC has completed lead sampling at approximately 95 percent of the schools in its service area as of March 31, 2019, as compared to the State average of 53 percent. GSWC will continue to work with the remaining schools in its service areas to meet the July 1, 2019 deadline.  Management cannot predict if all schools will cooperate and complete the testing, and as a result cannot predict complete compliance with this regulation by the deadline.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2018 for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.
Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2018 for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2018.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps for implementing this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and the State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timeliness of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd or a new standard as recommend by DWR.
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
The 2017-2018 water year was a dry year, with rainfall in northern California being below normal levels. However, precipitation to date in 2019 has been above normal levels, with northern Sierra snowpack at 165% of average.
As of April 30, 2019, the U.S. Drought Monitor estimated that 6 percent of California ranks “Abnormally Dry” with no parts of the State ranked in “Drought.” This is in comparison to April 2018 when approximately 66 percent of the State was considered “Abnormally Dry,” and 37 percent was in the rank of Moderate Drought.”
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In February 2019, DWR set an initial SWP delivery allocation at 35 percent of requests for the 2019 calendar year. However, DWR increased the allocation to 70 percent on March 20, 2019 due to higher than normal precipitation and snow pack.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. Differences in financial reporting between periods for GSWC could occur unless and until the CPUC approves such changes for conformity through regulatory proceedings. See Note 1 of the Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk, primarily relating to changes in the market price of electricity at BVES, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 – 31, 2019	26,181		$65.60	—	—
February 1 – 28, 2019	407		$69.46	—	—
March 1 – 31, 2019	3,312		$70.52	—	—
Total	29,900	(2)	$66.20	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 25,472 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a)
On May 1, 2019, AWR's Board of Directors approved a second quarter dividend of $0.275 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 3, 2019 to shareholders of record at the close of business on May 16, 2019.

(b)	There have been no material changes during the first quarter of 2019 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.11
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed April 2, 2019

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

10.20	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.21	2019 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on April 1, 2019 (2)

10.22	Form of 2019 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2019 (2)

10.23	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.24	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.25
Form of Restricted Stock Unit Agreement for grants after December 31, 2014 under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.26	Form of 2016 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 29, 2016 (2)

10.27	Form of 2017 Performance Award Agreement incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on February 6, 2017 (2)

10.28
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan prior to January 1, 2018 incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 6, 2017

10.29
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017

10.30	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.31	2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.32	Form of Award Agreement for the 2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.33	Form of Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	May 6, 2019