Form 10-Q
period 2019-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2019-08-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number   001-14431
American States Water Company
(Exact Name of Registrant as Specified in Its Charter)

California			95-4676679
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
630 E. Foothill Blvd	San Dimas	CA	91773-1212
(Address of Principal Executive Offices)			(Zip Code)
(909) 394-3600
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Commission file number   001-12008

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
Common shares	AWR	New York Stock Exchange
Golden State Water Company
(Exact Name of Registrant as Specified in Its Charter)

California			95-1243678
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)
630 E. Foothill Blvd	San Dimas	CA	91773-1212
(Address of Principal Executive Offices)			(Zip Code)
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
As of August 2, 2019, the number of Common Shares outstanding of American States Water Company was 36,831,867 shares. As of August 2, 2019, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2019	December 31, 2018
Property, Plant and Equipment
Regulated utility plant, at cost	$1,898,157	$1,832,336
Non-utility property, at cost	30,201	25,829
Total	1,928,358	1,858,165
Less - Accumulated depreciation	(572,695)	(561,855)
Net property, plant and equipment	1,355,663	1,296,310

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	27,312	25,356
Total other property and investments	28,428	26,472

Current Assets
Cash and cash equivalents	1,516	7,141
Accounts receivable — customers (less allowance for doubtful accounts of $845 in 2019 and $892 in 2018)	24,245	23,395
Unbilled receivable	18,064	23,588
Receivable from the U.S. government	20,949	21,543
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and 2018)	3,065	3,103
Income taxes receivable	1,545	2,164
Materials and supplies, at average cost	6,189	5,775
Regulatory assets — current	13,671	16,527
Prepayments and other current assets	7,005	6,063
Contract assets	25,776	22,169
Total current assets	122,025	131,468

Other Assets
Receivable from the U.S. government	38,910	39,583
Contract assets	5,781	2,278
Operating lease right-of-use assets	11,058	—
Other	5,418	5,322
Total regulatory and other assets	61,167	47,183

Total Assets	$1,567,283	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2019	December 31, 2018
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,831,696 shares in 2019 and 36,757,842 shares in 2018	$254,969	$253,689
Earnings reinvested in the business	323,818	304,534
Total common shareholders’ equity	578,787	558,223
Long-term debt	281,014	281,087
Total capitalization	859,801	839,310

Current Liabilities
Long-term debt — current	339	40,320
Accounts payable	55,645	59,532
Income taxes payable	3,104	360
Accrued other taxes	8,140	10,094
Accrued employee expenses	12,363	13,842
Accrued interest	3,109	3,865
Unrealized loss on purchased power contracts	267	311
Contract liabilities	11,564	7,530
Operating lease liabilities	1,808	—
Other	10,007	10,731
Total current liabilities	106,346	146,585

Other Credits
Notes payable to bank	185,500	95,500
Advances for construction	63,582	66,305
Contributions in aid of construction - net	128,898	124,385
Deferred income taxes	114,418	114,216
Regulatory liabilities	26,955	44,867
Unamortized investment tax credits	1,331	1,367
Accrued pension and other postretirement benefits	59,889	57,636
Operating lease liabilities	9,548	—
Other	11,015	11,262
Total other credits	601,136	515,538

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,567,283	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

	Three months ended June 30,
(in thousands, except per share amounts)	2019	2018
Operating Revenues
Water	$88,140	$76,733
Electric	7,408	7,841
Contracted services	29,099	22,327
Total operating revenues	124,647	106,901

Operating Expenses
Water purchased	18,762	16,608
Power purchased for pumping	1,982	2,231
Groundwater production assessment	4,640	4,534
Power purchased for resale	2,391	2,384
Supply cost balancing accounts	1,207	(2,029)
Other operation	7,708	7,782
Administrative and general	19,529	20,213
Depreciation and amortization	6,655	10,010
Maintenance	3,053	3,670
Property and other taxes	4,870	4,372
ASUS construction	14,532	11,576
Gain on sale of assets	(112)	(18)
Total operating expenses	85,217	81,333

Operating Income	39,430	25,568

Other Income and Expenses
Interest expense	(6,282)	(6,048)
Interest income	876	636
Other, net	591	579
Total other income and expenses, net	(4,815)	(4,833)

Income before income tax expense	34,615	20,735

Income tax expense	7,831	4,387

Net Income	$26,784	$16,348

Weighted Average Number of Common Shares Outstanding	36,804	36,733
Basic Earnings Per Common Share	$0.72	$0.44

Weighted Average Number of Diluted Shares	36,963	36,912
Fully Diluted Earnings Per Common Share	$0.72	$0.44

Dividends Declared Per Common Share	$0.275	$0.255

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018
Operating Revenues
Water	$152,863	$141,145
Electric	18,037	17,673
Contracted services	55,480	42,811
Total operating revenues	226,380	201,629

Operating Expenses
Water purchased	31,902	30,215
Power purchased for pumping	3,520	3,924
Groundwater production assessment	8,386	9,185
Power purchased for resale	6,095	5,792
Supply cost balancing accounts	(165)	(5,898)
Other operation	16,279	15,770
Administrative and general	41,201	40,506
Depreciation and amortization	17,487	19,676
Maintenance	5,619	7,499
Property and other taxes	9,766	9,171
ASUS construction	26,777	21,548
Gain on sale of assets	(112)	(18)
Total operating expenses	166,755	157,370

Operating Income	59,625	44,259

Other Income and Expenses
Interest expense	(12,599)	(11,971)
Interest income	1,818	1,172
Other, net	1,933	621
Total other income and expenses, net	(8,848)	(10,178)

Income before income tax expense	50,777	34,081

Income tax expense	11,141	6,951

Net Income	$39,636	$27,130

Weighted Average Number of Common Shares Outstanding	36,788	36,723
Basic Earnings Per Common Share	$1.07	$0.74

Weighted Average Number of Diluted Shares	36,942	36,896
Fully Diluted Earnings Per Common Share	$1.07	$0.73

Dividends Declared Per Common Share	$0.550	$0.510

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(Unaudited)

	Three and Six Months Ended June 30, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223
Add:
Net income			12,852	12,852
Exercise of stock options and other issuances of Common Shares	37	75		75
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		463		463
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			10,113	10,113
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2019	36,795	$254,297	$307,203	$561,500

Add:
Net income			26,784	26,784
Exercise of stock options and other issuances of Common Shares	37	291		291
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividends on Common Shares			10,119	10,119
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2019	36,832	$254,969	$323,818	$578,787

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

	Three and Six Months Ended June 30, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2017	36,681	$250,124	$279,821	$529,945
Add:
Net income			10,782	10,782
Exercise of stock options and other issuances of Common Shares	52	340		340
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(181)		(181)
Dividend equivalent rights on stock-based awards not paid in cash		56		56
Deduct:
Dividends on Common Shares			9,362	9,362
Dividend equivalent rights on stock-based awards not paid in cash			56	56
Balances at March 31, 2018	36,733	$250,339	$281,185	$531,524

Add:
Net income			16,348	16,348
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		705		705
Dividend equivalent rights on stock-based awards not paid in cash		48		48
Deduct:
Dividends on Common Shares			9,367	9,367
Dividend equivalent rights on stock-based awards not paid in cash			48	48
Balances at June 30, 2018	36,733	$251,092	$288,118	$539,210

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$39,636	$27,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,640	19,797
Provision for doubtful accounts	281	322
Deferred income taxes and investment tax credits	(1,703)	(1,565)
Stock-based compensation expense	2,179	1,637
Gain on sale of assets	(112)	(18)
Gain on investments held in a trust	(2,187)	(97)
Other — net	130	136
Changes in assets and liabilities:
Accounts receivable — customers	(1,129)	(835)
Unbilled receivable	5,524	1,730
Other accounts receivable	36	3,612
Receivables from the U.S. government	(2,909)	(14,507)
Materials and supplies	(414)	(569)
Prepayments and other assets	1,901	(1,171)
Contract assets	(2,934)	12,631
Regulatory assets	(13,932)	12,240
Accounts payable	83	(3,473)
Income taxes receivable/payable	3,363	4,820
Contract liabilities	4,034	3,132
Accrued pension and other postretirement benefits	3,116	2,495
Other liabilities	(7,936)	(2,376)
Net cash provided	44,667	65,071

Cash Flows From Investing Activities:
Capital expenditures	(81,155)	(58,782)
Proceeds from sale of assets	102	29
Other investing activities	184	98
Net cash used	(80,869)	(58,655)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	366	340
Receipt of advances for and contributions in aid of construction	6,290	3,343
Refunds on advances for construction	(4,074)	(2,616)
Retirement or repayments of long-term debt	(40,200)	(197)
Net change in notes payable to banks	90,000	18,000
Dividends paid	(20,232)	(18,729)
Other financing activities	(1,573)	(1,214)
Net cash provided (used)	30,577	(1,073)
Net change in cash and cash equivalents	(5,625)	5,343
Cash and cash equivalents, beginning of period	7,141	214
Cash and cash equivalents, end of period	$1,516	$5,557

Non-cash transactions:
Accrued payables for investment in utility plant	$23,433	$16,016
Property installed by developers and conveyed	$1,241	$929

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2019	December 31, 2018
Utility Plant
Utility plant, at cost	$1,898,157	$1,832,336
Less - Accumulated depreciation	(560,733)	(551,244)
Net utility plant	1,337,424	1,281,092

Other Property and Investments	25,225	23,263

Current Assets
Cash and cash equivalents	541	4,187
Accounts receivable-customers (less allowance for doubtful accounts of $845 in 2019 and $892 in 2018)	24,245	23,395
Unbilled receivable	17,234	17,892
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and 2018)	1,890	1,959
Income taxes receivable from Parent	—	5,617
Materials and supplies, at average cost	5,032	4,797
Regulatory assets — current	13,671	16,527
Prepayments and other current assets	5,586	5,275
Total current assets	68,199	79,649

Other Assets
Operating lease right-of-use assets	10,432	—
Other	5,319	5,218
Total other assets	15,751	5,218

Total Assets	$1,446,599	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2019	December 31, 2018
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2019 and 2018	$293,345	$292,412
Earnings reinvested in the business	222,179	211,163
Total common shareholder’s equity	515,524	503,575
Long-term debt	281,014	281,087
Total capitalization	796,538	784,662

Current Liabilities
Long-term debt — current	339	40,320
Accounts payable	47,022	47,865
Accrued other taxes	7,886	9,911
Accrued employee expenses	10,708	11,910
Accrued interest	2,809	3,550
Income taxes payable to Parent	276	—
Unrealized loss on purchased power contracts	267	311
Operating lease liabilities	1,484	—
Other	9,399	9,432
Total current liabilities	80,190	123,299

Other Credits
Intercompany payable to Parent	151,289	57,289
Advances for construction	63,582	66,305
Contributions in aid of construction — net	128,898	124,385
Deferred income taxes	117,733	118,241
Regulatory liabilities	26,955	44,867
Unamortized investment tax credits	1,331	1,367
Accrued pension and other postretirement benefits	59,889	57,636
Operating lease liabilities	9,283	—
Other	10,911	11,171
Total other credits	569,871	481,261

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,446,599	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2019	2018
Operating Revenues
Water	$88,140	$76,733
Electric	7,408	7,841
Total operating revenues	95,548	84,574

Operating Expenses
Water purchased	18,762	16,608
Power purchased for pumping	1,982	2,231
Groundwater production assessment	4,640	4,534
Power purchased for resale	2,391	2,384
Supply cost balancing accounts	1,207	(2,029)
Other operation	6,054	6,419
Administrative and general	13,678	15,178
Depreciation and amortization	6,006	9,430
Maintenance	2,452	3,170
Property and other taxes	4,422	4,004
Gain on sale of assets	(83)	—
Total operating expenses	61,511	61,929

Operating Income	34,037	22,645

Other Income and Expenses
Interest expense	(6,001)	(5,857)
Interest income	543	457
Other, net	545	617
Total other income and expenses, net	(4,913)	(4,783)

Income before income tax expense	29,124	17,862

Income tax expense	6,826	4,214

Net Income	$22,298	$13,648

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2019 AND 2018
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating Revenues
Water	$152,863	$141,145
Electric	18,037	17,673
Total operating revenues	170,900	158,818

Operating Expenses
Water purchased	31,902	30,215
Power purchased for pumping	3,520	3,924
Groundwater production assessment	8,386	9,185
Power purchased for resale	6,095	5,792
Supply cost balancing accounts	(165)	(5,898)
Other operation	12,914	12,853
Administrative and general	29,772	30,326
Depreciation and amortization	15,995	18,764
Maintenance	4,365	6,325
Property and other taxes	8,835	8,390
Gain on sale of assets	(83)	—
Total operating expenses	121,536	119,876

Operating Income	49,364	38,942

Other Income and Expenses
Interest expense	(11,999)	(11,616)
Interest income	951	837
Other, net	1,950	704
Total other income and expenses, net	(9,098)	(10,075)

Income before income tax expense	40,266	28,867

Income tax expense	8,946	6,329

Net Income	$31,320	$22,538

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019
(Unaudited)

	Three and Six Months Ended June 30, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2018	165	$292,412	$211,163	$503,575
Add:
Net income			9,022	9,022
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		572		572
Dividend equivalent rights on stock-based awards not paid in cash		60		60
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			60	60
Balances at March 31, 2019	165	$293,044	$210,025	$503,069

Add:
Net income			22,298	22,298
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		257		257
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at June 30, 2019	165	$293,345	$222,179	$515,524

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018
(Unaudited)

	Three and Six Months Ended June 30, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2017	146	$242,181	$232,193	$474,374
Add:
Net income			8,890	8,890
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(266)		(266)
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			9,380	9,380
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2018	146	241,964	231,654	473,618

Add:
Net income			13,648	13,648
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		640		640
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			9,370	9,370
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balance at June 30, 2018	146	$242,645	$235,891	$478,536

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$31,320	$22,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,150	18,885
Provision for doubtful accounts	279	331
Deferred income taxes and investment tax credits	(2,432)	(2,192)
Stock-based compensation expense	1,952	1,326
Gain on sale of property	(83)	—
Gain on investments held in a trust	(2,187)	(97)
Other — net	147	176
Changes in assets and liabilities:
Accounts receivable — customers	(1,129)	(835)
Unbilled receivable	658	745
Other accounts receivable	69	2,830
Materials and supplies	(235)	(107)
Prepayments and other assets	2,135	(460)
Regulatory assets	(13,932)	12,240
Accounts payable	3,127	(2,310)
Intercompany receivable/payable	—	26
Income taxes receivable/payable from/to Parent	5,893	7,606
Accrued pension and other postretirement benefits	3,116	2,495
Other liabilities	(6,607)	(2,603)
Net cash provided	38,241	60,594

Cash Flows From Investing Activities:
Capital expenditures	(76,660)	(53,510)
Proceeds from sale of assets	83	—
Other investing activities	184	98
Net cash used	(76,393)	(53,412)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	6,290	3,343
Refunds on advances for construction	(4,074)	(2,616)
Retirement or repayments of long-term debt	(40,200)	(197)
Net change in intercompany borrowings	94,000	15,000
Dividends paid	(20,200)	(18,750)
Other financing activities	(1,310)	(1,053)
Net cash provided (used)	34,506	(4,273)

Net change in cash and cash equivalents	(3,646)	2,909
Cash and cash equivalents, beginning of period	4,187	214
Cash and cash equivalents, end of period	$541	$3,123

Non-cash transactions:
Accrued payables for investment in utility plant	$23,433	$16,016
Property installed by developers and conveyed	$1,241	$929

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
 GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 260,000 customer connections. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customer connections through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  GSWC filed applications with the CPUC and the Federal Energy Regulatory Commission in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  This reorganization plan is subject to regulatory approvals and, if approved, is not expected to result in a substantive change to AWR's operations and business segments. The CPUC has scheduled to issue a final decision by the end of 2019.
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
 Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.3 million and $1.0 million during the three months ended June 30, 2019 and 2018, and approximately $2.4 million and $2.0 million during the six months ended June 30, 2019 and 2018, respectively. AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. As of

June 30, 2019, there was $185.5 million outstanding under this facility. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.
GSWC Long-Term Debt: In March 2019, GSWC repaid $40.0 million of its 6.70% senior note, which matured in that month. GSWC increased its intercompany borrowings from AWR parent to fund the repayment of this note. GSWC intends to issue up to $115.0 million of long-term debt by the end of 2019 and use the proceeds to reduce its intercompany borrowings and to partially fund capital expenditures. AWR parent intends to use any debt financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2019
In February 2016, the Financial Accounting Standards Board ("FASB") issued a new lease accounting standard, Leases (Accounting Standards Codification ("ASC") 842), which replaces the prior lease guidance, (ASC 840). Under the new standard, lessees will recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). For income statement purposes, leases will be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Registrant adopted the new lease accounting standard as of January 1, 2019 and did not adjust comparative periods for it. There was no cumulative-effect impact to the opening balance of retained earnings as a result of this adoption. Registrant elected the practical expedient under ASU 2018-01 Land Easement Practical Expedient for Transition to Topic 842 and did not review existing easements entered into prior to January 1, 2019. Leases with terms of twelve months or less were not recorded on the balance sheet. The adoption of the new lease guidance did not have a material impact on Registrant's results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. The adoption of this guidance as of January 1, 2019 resulted in the recognition of $7.6 million in right-of-use assets and $8.0 million in operating lease liabilities (see Note 10).
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, entities that enter into cloud computing service arrangements are required to apply existing internal-use software guidance to determine which implementation costs are eligible for capitalization. Under that guidance, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Registrant adopted this guidance effective January 1, 2019. This accounting change did not have a significant impact on Registrant's financial statements.
Accounting Pronouncements to be Adopted in Future Periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. Registrant is currently evaluating the impact of this new guidance and do not expect the adoption of the guidance will have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other post-retirement benefit plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU is effective for fiscal years ending after December 15, 2020 and will be applied by Registrant on a retrospective basis to all periods presented. Registrant is still evaluating the ASU and has not yet determined the effect on the Company's financial statements.

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
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers generally account for approximately 90% and 85% of total water and electric revenues, respectively. The vast majority of ASUS's revenues are with the U.S. government. For the three months ended June 30, 2019 and 2018, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands)	2019	2018	2019	2018
Water:
Tariff-based revenues	$76,876	$70,251	$136,451	$136,026
Surcharges (cost-recovery activities)	763	728	1,054	1,521
Other	461	453	920	895
Water revenues from contracts with customers	78,100	71,432	138,425	138,442
WRAM under-collection (alternative revenue program)	10,040	5,301	14,438	2,703
Total water revenues	88,140	76,733	152,863	141,145

Electric:
Tariff-based revenues	7,698	7,795	18,964	17,814
Surcharges (cost-recovery activities)	43	63	97	110
Electric revenues from contracts with customers	7,741	7,858	19,061	17,924
BRRAM over-collection (alternative revenue program)	(333)	(17)	(1,024)	(251)
Total electric revenues	7,408	7,841	18,037	17,673

Contracted services:
Water	14,620	14,233	27,975	27,233
Wastewater	14,479	8,094	27,505	15,578
Contracted services revenues from contracts with customers	29,099	22,327	55,480	42,811

Total revenues	$124,647	$106,901	$226,380	$201,629

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, were as follows:

(dollar in thousands)	June 30, 2019	January 1, 2019

Receivable from the U.S. government	$59,859	$61,126
Contract assets	$31,557	$24,447
Contract liabilities	$11,564	$7,530

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

Revenue for the three and six months ended June 30, 2019, which was included in contract liabilities at the beginning of the period were $1.7 million and $1.3 million, respectively. Contracted services revenues recognized during the three months ended June 30, 2019 from performance obligations satisfied in previous periods were not material.
As of June 30, 2019, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 35 to 49 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2019, Registrant had approximately $55.7 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $80.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $14.2 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $35.3 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $267,000 of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder of regulatory assets relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC considers regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s assets are not recoverable in customer rates, GSWC must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2019	December 31, 2018
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$30,522	$17,763
Costs deferred for future recovery on Aerojet case	9,166	9,516
Pensions and other post-retirement obligations (Note 8)	32,444	33,124
Derivative unrealized loss (Note 5)	267	311
Low income rate assistance balancing accounts	1,787	2,784
General rate case memorandum accounts	8,025	5,054
Excess deferred income taxes	(80,690)	(81,465)
Flow-through taxes, net	(14,160)	(15,273)
Other regulatory assets	17,700	15,656
Tax Cuts and Jobs Act memorandum accounts	(8,987)	(8,293)
Various refunds to customers	(9,358)	(7,517)
Total	$(13,284)	$(28,340)

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2018.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.   The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.  The change in net regulatory liabilities as of June 30, 2019 as compared to December 31, 2018 is mainly due to an increase in the under-collection balance in the WRAM and MCBA accounts as a result of a decrease in water customer usage.

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2018. For the three months ended June 30, 2019 and 2018, surcharges (net of surcredits) of approximately $832,000 and $5.6 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the six months ended June 30, 2019 and 2018, surcharges (net of surcredits) of approximately $3.6 million and $9.8 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the six months ended June 30, 2019, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $16.4 million due to lower-than-adopted water usage, as well as higher-than-adopted supply costs currently in billed customer rates. As of June 30, 2019, GSWC had an aggregated regulatory asset of $30.5 million, which is comprised of a $19.7 million under-collection in the WRAM accounts and a $10.8 million under-collection in the MCBA accounts.
General Rate Case Filings and Other Matters:
Water Segment:
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office to determine new rates for the years 2019 - 2021. On May 30, 2019, the CPUC issued a final decision on GSWC's water general rate case with rates retroactive to January 1, 2019. Among other things, the final decision approves in its entirety a settlement agreement that had been entered into between GSWC and the CPUC’s Public Advocates Office in August 2018. As a result, the final decision authorizes GSWC to invest approximately $334.5 million in capital expenditures over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
As a result of the May 2019 CPUC decision, GSWC implemented new water rates on June 8, 2019. Due to the delay in receiving a final decision by the CPUC, billed water revenues up to June 8, 2019 were based on 2018 adopted rates. The new rates are retroactive to January 1, 2019 and, as a result, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019, primarily affecting water revenues, supply costs and depreciation expense. Accordingly, GSWC added approximately $5.6 million to the general rate case memorandum accounts regulatory asset representing the rate difference between interim rates and final rates authorized by the CPUC retroactive to January 1, 2019. Surcharges will be implemented to recover the retroactive rate difference over approximately 12 - 24 months. The final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, which was also recorded during the second quarter of 2019.
In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporated the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, in July 2019 GSWC filed with the CPUC to refund $7.2 million of over-collections recorded in this tax memorandum account as a one-time surcredit once approved.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. On July 16, 2019, the assigned Administrative Law Judge issued a proposed decision ("PD") on the general rate case. The PD approves the November 2018 settlement agreement in its entirety, which among other things, extends the rate cycle by one year (new rates will be effective for 2018-2022). Because of the delay in finalizing the electric general rate case, billed electric revenues during the first six months of 2019, and all of 2018, were based on 2017 adopted rates pending a final decision by the CPUC in the rate case application. When approved by the CPUC, the new rates will be retroactive to January 1, 2018 and retroactive adjustments will be recorded accordingly. A final decision is expected during the third or fourth quarter of 2019.
On July 12, 2019, the Governor of California signed Assembly Bill No. 1054 (“AB 1054”), the provisions of which took effect immediately.  Among other things, AB 1054 provides a framework for electrical corporations to recover costs and expenses arising from a covered wildfire, as defined, and to allow cost recovery from ratepayers in particular circumstances.  The bill also establishes a Wildfire Fund to pay eligible claims arising from a covered wildfire under certain circumstances.  The Wildfire Fund is expected to be funded partially by electrical corporation shareholders, and partly by ratepayers.  If the Company decides to participate in the Wildfire Fund, it has until September 10, 2019 to make the initial contribution.  At this time, a decision has not been made.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$26,784	$16,348	$39,636	$27,130
Less: (a) Distributed earnings to common shareholders	10,119	9,367	20,232	18,729
Distributed earnings to participating securities	46	51	88	96
Undistributed earnings	16,619	6,930	19,316	8,305

(b) Undistributed earnings allocated to common shareholders	16,543	6,894	19,232	8,263
Undistributed earnings allocated to participating securities	76	36	84	42
Total income available to common shareholders, basic (a)+(b)	$26,662	$16,261	$39,464	$26,992

Weighted average Common Shares outstanding, basic	36,804	36,733	36,788	36,723
Basic earnings per Common Share	$0.72	$0.44	$1.07	$0.74

 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At June 30, 2019 and 2018, there were 11,556 and 47,792 options outstanding, respectively, under these plans. At June 30, 2019 and 2018, there were also 170,372 and 204,909 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Common shareholders earnings, basic	$26,662	$16,261	$39,464	$26,992
Undistributed earnings for dilutive stock-based awards	75	36	84	42
Total common shareholders earnings, diluted	$26,737	$16,297	$39,548	$27,034

Weighted average common shares outstanding, basic	36,804	36,733	36,788	36,723
Stock-based compensation (1)	159	179	154	173
Weighted average common shares outstanding, diluted	36,963	36,912	36,942	36,896

Diluted earnings per Common Share	$0.72	$0.44	$1.07	$0.73

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 11,556 and 47,792 stock options at June 30, 2019 and 2018, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 170,372 and 204,909 restricted stock units at June 30, 2019 and 2018, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2019 and 2018.
No stock options outstanding at June 30, 2019 had an exercise price greater than the average market price of AWR’s Common Shares for the three and six months ended June 30, 2019. There were no stock options outstanding at June 30, 2019 or 2018 that were anti-dilutive.

During the six months ended June 30, 2019 and 2018, AWR issued 73,854 and 52,712 common shares, for approximately $366,000 and $340,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the stock incentive plans for employees, and the non-employee directors stock plans.
During the six months ended June 30, 2019 and 2018, AWR paid $1.6 million and $1.2 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the six months ended June 30, 2019 and 2018, GSWC paid $1.3 million and $1.1 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2019 and 2018, AWR paid quarterly dividends of approximately $10.1 million, or $0.275 per share, and $9.4 million, or $0.255 per share, respectively. During the six months ended June 30, 2019 and 2018, AWR paid quarterly dividends of approximately $20.2 million, or $0.550 per share, and $18.7 million, or $0.51 per share, respectively.
During the three months ended June 30, 2019 and 2018, GSWC paid dividends of $10.1 million and $9.4 million respectively, to AWR. During the six months ended June 30, 2019 and 2018, GSWC paid dividends of $20.2 million and $18.8 million respectively, to AWR.
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
The long-term contracts executed in December 2014 are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts executed in December 2014 are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact GSWC’s earnings. The three year contract expired on December 31, 2017, and the five year term contract expires in November 2019. Registrant has received preliminary bids for new purchase power contracts and has filed an application with the CPUC to authorize GSWC to proceed with final bidding and selection. A final decision from the CPUC, as well as the execution of new purchase power contracts, is expected by the end of 2019. As of June 30, 2019, there was a $267,000 unrealized loss in the memorandum account for the purchased power contracts as a result of a drop in energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2019 was 44,064 megawatt hours.
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

The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and six months ended June 30, 2019 and 2018:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Fair value at beginning of the period	$(336)	$(2,625)	$(311)	$(2,941)
Unrealized gain on purchased power contracts	69	915	44	1,231
Fair value at end of the period	$(267)	$(1,710)	$(267)	$(1,710)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $18.5 million as of June 30, 2019. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2019 and December 31, 2018 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2019 valuation decreased as compared to December 31, 2018, increasing the fair value of long-term debt as of June 30, 2019 after taking into account the repayment of $40.0 million of GSWC's 6.70% senior note in March 2019. Changes in the assumptions will produce different results.

	June 30, 2019		December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$284,778	$372,745	$324,978	$387,889

___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective income tax rate (“ETR”) was 22.6% and 21.2% for the three months ended June 30, 2019 and 2018, respectively, and was 21.9% and 20.4% for the six months ended June 30, 2019 and 2018, respectively. GSWC's ETR was 23.4% and 23.6% for the three months ended June 30, 2019 and 2018, respectively, and was 22.2% and 21.9% for the six months ended June 30, 2019 and 2018, respectively. AWR’s ETR increased because of higher state unitary taxes at AWR (parent).
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes, (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended June 30, 2019 and 2018, (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan and SERP for the three and six months ended June 30, 2019 and 2018 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$986	$1,269	$53	$57	$298	$274
Interest cost	2,133	1,903	80	72	267	222
Expected return on plan assets	(2,595)	(2,795)	(112)	(123)	—	—
Amortization of prior service cost	109	—	—	—	—	—
Amortization of actuarial (gain) loss	351	283	(150)	(182)	118	262
Net periodic benefits costs under accounting standards	984	660	(129)	(176)	683	758
Regulatory adjustment - deferred	(342)	—	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$642	$660	$(129)	$(176)	$683	$758

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$2,220	$2,670	$106	$114	$596	$548
Interest cost	4,264	3,824	160	144	534	444
Expected return on plan assets	(5,188)	(5,586)	(224)	(246)	—	—
Amortization of prior service cost	218	—	—	—	—	—
Amortization of actuarial (gain) loss	710	628	(300)	(364)	236	524
Net periodic benefits costs under accounting standards	2,224	1,536	(258)	(352)	1,366	1,516
Regulatory adjustment - deferred	(342)	—	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,882	$1,536	$(258)	$(352)	$1,366	$1,516

Registrant expects to contribute, at least, approximately $3.9 million to its pension plan during 2019.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  As of June 30, 2019, GSWC had a total of $2.9 million over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
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
As of June 30, 2019, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by

GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2019, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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
Note 10 — Leases
The adoption of the new lease guidance (see Note 1) effective January 1, 2019 did not have a material impact on Registrant's results of operations or liquidity, but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of June 30, 2019, Registrant has right-of-use assets of $11.1 million, short-term operating lease liabilities of $1.8 million and long-term operating lease liabilities of $9.5 million.
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
Registrant’s leases consist of real estate and equipment leases. Most of these are GSWC's leases. Most of Registrant's leases require fixed lease payments. Some real estate leases have escalation payments which depend on an index. Variable lease costs have not been material. Lease terms used to measure the lease liability include options to extend the lease if the option is reasonably certain to be exercised. Lease and non-lease components were combined to measure lease liabilities. Registrant also has a real estate lease that have not yet commenced as of June 30, 2019. This lease will create additional operating right-of-use assets and operating lease liabilities of approximately $2.2 million upon possession of the office space later in 2019.
GSWC's long-term debt includes $28.0 million of 9.56% private placement notes, which require GSWC to maintain a total indebtedness to capitalization ratio of less than 0.6667-to-1. The indebtedness, as defined in the note agreement, includes any lease liabilities required to be recorded under GAAP. As of June 30, 2019, GSWC had a total indebtedness (including GSWC's lease liabilities) to capitalization ratio of 0.46-to-1. None of the other covenants or restrictions contained in Registrant's long-term debt agreements were affected by the adoption of the new lease standard.
Registrant's supplemental lease information for the three and six months ended June 30, 2019 is as follows (in thousands, except for weighted average data):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease costs	$761	$1,559
Short-term lease costs	$106	$180

Weighted average remaining lease term (in years)	7.81	7.81
Weighted-average discount rate	3.4%	3.4%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$6,730	$14,698

During the three months ended June 30, 2019 and 2018, Registrant’s consolidated rent expense was approximately $630,000 and $567,000, respectively, and was approximately $1.3 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. Registrant has entered into several new office leases during 2019. Registrant’s future minimum payments under long-term non-cancelable operating leases are as follows (in thousands):

	June 30, 2019	December 31, 2018
2019 (July through December 2019 as of June 30, 2019)	$1,370	$2,818
2020	2,293	2,530
2021	2,122	1,497
2022	1,795	1,007
2023	1,337	546
Thereafter	4,615	605
Total lease payments	13,532	$9,003
Less: imputed interest	2,176
Total lease obligations	11,356
Less: current obligations	1,808
Long-term lease obligations	$9,548

There is no material difference between the consolidated operations of AWR and the operations of GSWC in regard to the future minimum payments under long-term non-cancelable operating leases.

Note 11 — Business Segments
AWR has three reportable segments, water, electric and contracted services, whereas GSWC has two segments, water and electric. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and note receivables therefrom, and deferred taxes.
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

	As Of And For The Three Months Ended June 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$88,140	$7,408	$29,099	$—	$124,647
Operating income (loss)	33,259	778	5,395	(2)	39,430
Interest expense, net	5,112	346	(219)	167	5,406
Utility plant	1,273,962	63,462	18,239	—	1,355,663
Depreciation and amortization expense (1)	5,405	601	649	—	6,655
Income tax expense (benefit)	6,812	14	1,300	(295)	7,831
Capital additions	36,293	1,254	3,046	—	40,593

	As Of And For The Three Months Ended June 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$76,733	$7,841	$22,327	$—	$106,901
Operating income (loss)	21,244	1,401	2,925	(2)	25,568
Interest expense, net	5,047	353	(71)	83	5,412
Utility plant	1,166,867	60,504	11,418	—	1,238,789
Depreciation and amortization expense (1)	8,866	564	580	—	10,010
Income tax expense (benefit)	3,909	305	705	(532)	4,387
Capital additions	24,768	1,150	2,500	—	28,418

	As Of And For The Six Months Ended June 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$152,863	$18,037	$55,480		$226,380
Operating income (loss)	46,525	2,839	10,265	(4)	59,625
Interest expense, net	10,349	699	(580)	313	10,781
Utility plant	1,273,962	63,462	18,239	—	1,355,663
Depreciation and amortization expense (1)	14,794	1,201	1,492	—	17,487
Income tax expense (benefit)	8,485	461	2,425	(230)	11,141
Capital additions	74,672	1,988	4,495	—	81,155

	As Of And For The Six Months Ended June 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$141,145	$17,673	$42,811	$—	$201,629
Operating income (loss)	35,302	3,640	5,322	(5)	44,259
Interest expense, net	10,056	723	(137)	157	10,799
Utility plant	1,166,867	60,504	11,418	—	1,238,789
Depreciation and amortization expense (1)	17,635	1,129	912	—	19,676
Income tax expense (benefit)	5,558	771	1,259	(637)	6,951
Capital additions	51,386	2,124	5,272	—	58,782

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $96,000 and $61,000 for the three months ended June 30, 2019 and 2018, respectively, and $154,000 and $121,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2019	2018
Total utility plant	$1,355,663	$1,238,789
Other assets	211,620	202,333
Total consolidated assets	$1,567,283	$1,441,122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and/or its subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by the company’s weighted average number of diluted shares. Furthermore, the retroactive impact related to the first quarter of 2019 resulting from the CPUC's final decision on the water general rate case issued in May 2019 has been excluded when communicating the water segment’s second quarter results to help facilitate comparisons of the company’s performance from period to period.
Registrant believes that the disclosure of earnings per share by business segment and the adjustment to the water segment's earnings for the second quarter of 2019 that related to the first quarter of 2019 provide investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.” A reconciliation to AWR’s diluted earnings per share is included in the discussion under the sections titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
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
General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office to determine new rates for the years 2019 - 2021. On May 30, 2019, the CPUC issued a final decision on GSWC's water general rate case with rates retroactive to January 1, 2019. Among other things, the final decision approves in its entirety an August 2018 settlement agreement that had been entered into between GSWC and the CPUC’s Public Advocates Office. As a result, the final decision authorizes GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the new rates approved will increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August 2018 settlement, as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the 2017 Tax Cuts and Jobs Act, which has a corresponding decrease in income tax expense and also results in no impact to net earnings. Had depreciation remained the same as the 2018 adopted amount and there were no excess deferred tax refunds that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million.
As result of the May 2019 CPUC final decision, GSWC implemented new water rates on June 8, 2019. Due to the delay in receiving a final decision by the CPUC, billed water revenues up to June 8, 2019 were based on 2018 adopted rates. Because the new rates are retroactive to January 1, 2019, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019, including approximately $0.08 per share related to the first quarter of 2019. The final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, or $0.02 per share, which was also recorded during the second quarter of 2019. The final decision also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.6 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case.
On July 16, 2019, the assigned Administrative Law Judge issued a proposed decision on the electric general rate case. The proposed decision approves the settlement agreement in its entirety. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the settlement (i) extends the rate cycle by one year (new rates will be effective for 2018-2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for tax reform; (iii) authorizes BVES to construct all the capital projects requested in its application and provides additional funding for the fifth year added to the rate cycle, which total approximately $44 million of capital projects over the 5-year rate cycle; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022 (the rate increases for 2019 – 2022 are not subject to an earnings test).
Because of the delay in finalizing the electric general rate case, billed electric revenues during 2018 and the first six months of 2019 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been in place as of January 1, 2018, pretax income for the electric segment would have increased by approximately $2.0 million, or $0.04 per share, for the full year ended December 31, 2018, and by approximately $1.7 million, or approximately $0.03 per share, for the first six months of 2019. When approved, the new rates will be retroactive to January 1, 2018 and retroactive adjustments for 2019 will be recorded accordingly, as well as the $2.0 million, or $0.04 per share, related to 2018. A final decision is expected during the third or fourth quarter of 2019.
California Assembly Bill No. 1054
On July 12, 2019, the Governor of California signed Assembly Bill No. 1054 (“AB 1054”), the provisions of which took effect immediately.  Among other things, AB 1054 provides a framework for electrical corporations to recover costs and expenses arising from a covered wildfire, as defined, and to allow cost recovery from ratepayers in particular circumstances.  The bill also establishes a Wildfire Fund to pay eligible claims arising from a covered wildfire under certain circumstances.  The Wildfire Fund is expected to be funded partially by electrical corporation shareholders, and partly by ratepayers.  If the Company decides to participate in the Wildfire Fund, it has until September 10, 2019 to make the initial contribution.  At this time, a decision has not been made.
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
Fort Riley:
On July 1, 2018, ASUS assumed the operation, maintenance and construction management of the water distribution and wastewater collection and treatment facilities at Fort Riley, a United States Army installation located in Kansas, after completing a transition period and a detailed inventory study. The 50-year contract is subject to annual economic price adjustments.

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2019	6/30/2018	CHANGE
Water, excluding retroactive impact of CPUC decision on general rate case	$0.51	$0.35	$0.16
Electric	0.01	0.02	(0.01)
Contracted services	0.12	0.06	0.06
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, adjusted	0.64	0.44	0.20
Retroactive impact of CPUC decision in the water rate case for Q1 2019	0.08	—	0.08
Consolidated diluted earnings per share, as reported	$0.72	$0.44	$0.28
Water Segment:
As previously discussed, in May 2019, the CPUC issued a final decision on the water general rate case, which will set new rates for 2019 through 2021. Since the new rates were retroactive to January 1, 2019, the impact of the new water rates for the first three months of 2018 is reflected in the results for the second quarter of 2019. Of the water segment's $0.59 recorded earnings per share for the three months ended June 30, 2019, $0.08 per share related to the first three months of 2019, which is shown on a separate line in the table above.
Excluding the $0.08 per share retroactive impact of the general rate case related to the first quarter of 2019, diluted earnings from GSWC’s water operations for the three months ended June 30, 2019 were $0.51 per share. Included in the $0.51 per share was the recording of a $1.1 million reduction to administrative and general expense, positively impacting earnings by $0.02 per share, to reflect the recovery of costs previously expensed as incurred and tracked in memorandum accounts, which were approved in the May 2019 CPUC final decision. The following items also effected the comparability between the two periods (excluding the impact of billed surcharges, which have no impact to earnings):

•
An increase in the water gross margin increased earnings by approximately $0.07 per share largely as a result of the May 2019 CPUC decision on the general rate case, which approved new water rates and adopted supply costs for 2019. As previously discussed, the 2019 water revenue requirement has also been reduced to reflect a decrease in depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense as discussed below, resulting in no impact to net earnings

•
An overall decrease in operating expenses (excluding supply costs), which positively impacted earnings by $0.06 per share mostly due to lower depreciation, maintenance and administrative and general expenses. As discussed previously, the lower depreciation expense is reflected in the new revenue requirement approved in the general rate case. The decrease in maintenance expense was due, in part, to timing of maintenance activity compared to the same period in 2018. Maintenance expense is expected to increase during the second half of 2019 as compared to the first half of 2019. The decrease in administrative and general expenses was due, in part, to timing differences related to the recognition of stock-based compensation expense, as well as lower outside services costs.

•
An increase in the gains generated during the three months ended June 30, 2019 on Registrant's investments held to fund a retirement benefit plan due to market conditions, increasing water earnings by $0.01 per share, as compared to the same period of 2018.

Electric Segment:
For the three months ended June 30, 2019, diluted earnings from the electric segment were $0.01 per share as compared to $0.02 per share for the same period in 2018. The decrease in earnings was largely due to an increase in operating expenses without an increase in customer base rates due to delays in finalizing the pending electric general rate case. Because of the delay, billed electric revenues during the first six months of 2019, and all of 2018, were based on 2017 adopted rates, pending a final decision by the CPUC in the rate case application, which will be retroactive to January 1, 2018.
As previously discussed, in July 2019, the assigned Administrative Law Judge issued a proposed decision on the electric general rate case approving a settlement agreement in its entirety. Had the new rates in the settlement agreement been approved by the CPUC and in place as of January 1, 2019, pretax income at the electric segment would have been higher by approximately $712,000, or $0.01 per share, for the second quarter of 2019. This amount will be recorded when a CPUC decision is issued, along with $0.02 per share related to the first quarter of 2019 and $0.04 per share related to 2018.

Contracted Services Segment:
For the three months ended June 30, 2019, diluted earnings from the contracted services segment were $0.12 per share as compared to $0.06 per share for the same period in 2018 due, in part, to the commencement of operations at Fort Riley in July 2018. There was also an increase in management fees and construction activity at several other military bases due to the successful resolution of various price adjustments and an overall increase in construction activity, respectively.
AWR (parent):
For the three months ended June 30, 2019, diluted earnings at AWR (parent) decreased $0.01 per share due primarily to higher state unitary taxes.
Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment.

	Diluted Earnings per Share
	Six Months Ended
	6/30/2019	6/30/2018	CHANGE
Water	$0.80	$0.55	$0.25
Electric	0.05	0.06	(0.01)
Contracted services	0.22	0.11	0.11
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, as reported	$1.07	$0.73	$0.34
Water Segment:
Diluted earnings per share from the water segment for the six months ended June 30, 2019 increased by $0.25 per share as compared to the same period in 2018 largely due to the approval of the water general rate case in May 2019. Also, included in the earnings for the six months ended June 30, 2019 was the $1.1 million reduction to administrative and general expense, positively impacting earnings by $0.02 per share, to reflect the CPUC's approval for recovery of costs previously expensed as incurred and tracked in memorandum accounts. Excluding this $0.02 per share impact, diluted earnings per share from the water segment for the six months ended June 30, 2019 increased by $0.23 per share due to the following items (excluding billed surcharges):

•	An increase in the water gross margin of $0.11 per share, as a result of new rates authorized by the CPUC's final decision on the water general rate case and retroactive to January 1, 2019.

•
An overall decrease in operating expenses (excluding supply costs), positively impacting earnings by $0.07 per share due, in large part, to lower depreciation resulting from lower authorized composite rates recently approved in the water general rate case. The decrease in depreciation expense from lower composite rates also lowers the adopted water gross margin, resulting in no impact to net earnings. There was also a decrease in maintenance expense, which is expected to increase during the second half of 2019 as compared to the first half of 2019.

•
An increase in interest and other income, net of interest expense, of $0.04 per share, due to higher gains generated during the six months ended June 30, 2019 on Registrant's investments held to fund a retirement benefit plan, as compared to the same period of 2018 due to market conditions.

•
Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the six months ended June 30, 2019 as compared to the same period in 2018, increased earnings at the water segment by approximately $0.01 per share.

Electric Segment:
For the six months ended June 30, 2019, diluted earnings from the electric segment decreased $0.01 per share as compared to the same period in 2018. The decrease in earnings was largely due to an increase in operating expenses without an increase in customer base rates due to delays in finalizing the pending electric general rate case. Because of the delay, billed electric revenues during the first six months of 2019, and all of 2018, were based on 2017 adopted rates, pending a final decision by the CPUC in the rate case application, which will be retroactive to January 1, 2018. Had the new rates in the settlement agreement been approved by the CPUC and in place as of January 1, 2019, pretax income at the electric segment would have been higher by approximately $1.7 million, or $0.03 per share, for the first six months of 2019. This amount will be recorded when a final CPUC decision is issued, along with $0.04 per share related to 2018.

Contracted Services Segment:
For the six months ended June 30, 2019, diluted earnings per share from the contracted services segment were $0.22 per share as compared to $0.11 per share for the same period in 2018 due, in part, to the commencement of operations at Fort Riley in July 2018. There was also an increase in management fees and construction activity at several other military bases due to the successful resolution of various price adjustments and an overall increase in construction activity, respectively.
AWR (parent):
For the six months ended June 30, 2019 diluted earnings at AWR (parent) decreased $0.01 per share due primarily to higher state unitary taxes.
The following discussion and analysis for the three and six months ended June 30, 2019 and 2018 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$88,140	$76,733	$11,407	14.9%
Electric	7,408	7,841	(433)	(5.5)%
Contracted services	29,099	22,327	6,772	30.3%
Total operating revenues	124,647	106,901	17,746	16.6%

OPERATING EXPENSES
Water purchased	18,762	16,608	2,154	13.0%
Power purchased for pumping	1,982	2,231	(249)	(11.2)%
Groundwater production assessment	4,640	4,534	106	2.3%
Power purchased for resale	2,391	2,384	7	0.3%
Supply cost balancing accounts	1,207	(2,029)	3,236	(159.5)%
Other operation	7,708	7,782	(74)	(1.0)%
Administrative and general	19,529	20,213	(684)	(3.4)%
Depreciation and amortization	6,655	10,010	(3,355)	(33.5)%
Maintenance	3,053	3,670	(617)	(16.8)%
Property and other taxes	4,870	4,372	498	11.4%
ASUS construction	14,532	11,576	2,956	25.5%
Gain on sale of assets	(112)	(18)	(94)	*
Total operating expenses	85,217	81,333	3,884	4.8%

OPERATING INCOME	39,430	25,568	13,862	54.2%

OTHER INCOME AND EXPENSES
Interest expense	(6,282)	(6,048)	(234)	3.9%
Interest income	876	636	240	37.7%
Other, net	591	579	12	2.1%
	(4,815)	(4,833)	18	(0.4)%

INCOME BEFORE INCOME TAX EXPENSE	34,615	20,735	13,880	66.9%
Income tax expense	7,831	4,387	3,444	78.5%

NET INCOME	$26,784	$16,348	$10,436	63.8%

Basic earnings per Common Share	$0.72	$0.44	$0.28	63.6%

Fully diluted earnings per Common Share	$0.72	$0.44	$0.28	63.6%
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
Water
For the three months ended June 30, 2019, revenues from water operations increased $11.4 million to $88.1 million as compared to the same period in 2018 due primarily to new water rates approved in the May 2019 CPUC decision, which was retroactive to January 1, 2019. As a result, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019. Approximately $3.4 million of the $88.1 million in revenues recorded in the second quarter of 2019 relates to the first quarter of 2019. There were also revenue increases related to CPUC-approved rate increases implemented in July of 2018 to cover increases in supply costs experienced in most ratemaking areas, which were largely offset by a corresponding increase in supply costs, resulting in an immaterial impact to earnings.
Billed water consumption for the second quarter of 2019 decreased by approximately 5% as compared to the same period in 2018 due to wet weather conditions experienced in late 2018 and early 2019. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place at all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
GSWC filed its electric general rate case in May 2017 for rates in years 2018 through 2021. Pending a final CPUC decision on the general rate case, year-to-date billed revenues through June 30, 2019 and for all of 2018, have been based on 2017 adopted rates. On July 16, 2019, the assigned Administrative Law Judge issued a proposed decision on the electric general rate case, approving a November 2018 settlement agreement in its entirety. Once approved, the electric general rate case will be retroactive to January 1, 2018.
Billed electric usage during the three months ended June 30, 2019 increased by approximately 2% as compared to the three months ended June 30, 2018.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended June 30, 2019, revenues from contracted services increased $6.8 million to $29.1 million as compared to $22.3 million for the same period in 2018 largely due to the commencement of operations at Fort Riley in July 2018. There were also increases in management fees and construction activity at several other military bases.
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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34.0% and 29.2% of total operating expenses for the three months ended June 30, 2019 and 2018, respectively.
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2019 and 2018. There was a slight decrease in surcharges recorded in water revenues to recover previously incurred costs, which did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$88,140	$76,733	$11,407	14.9%
WATER SUPPLY COSTS:
Water purchased (1)	$18,762	$16,608	$2,154	13.0%
Power purchased for pumping (1)	1,982	2,231	(249)	(11.2)%
Groundwater production assessment (1)	4,640	4,534	106	2.3%
Water supply cost balancing accounts (1)	691	(2,471)	3,162	(128.0)%
TOTAL WATER SUPPLY COSTS	$26,075	$20,902	$5,173	24.7%
WATER GROSS MARGIN (2)	$62,065	$55,831	$6,234	11.2%

ELECTRIC OPERATING REVENUES (1)	$7,408	$7,841	$(433)	(5.5)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,391	$2,384	$7	0.3%
Electric supply cost balancing accounts (1)	516	442	74	16.7%
TOTAL ELECTRIC SUPPLY COSTS	$2,907	$2,826	$81	2.9%
ELECTRIC GROSS MARGIN (2)	$4,501	$5,015	$(514)	(10.2)%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $1,207,000 and $(2,029,000) for the three months ended June 30, 2019 and 2018, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for the three months ended June 30, 2019 and 2018 were approximately 45% and 40%, respectively, as compared to the authorized adopted percentages of 36% and 29% for the three months ended June 30, 2019 and 2018, respectively. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Purchased water costs for the three months ended June 30, 2019 increased to $18.8 million as compared to $16.6 million for the same period in 2018.  The decrease in power purchased for pumping was due to a higher mix of purchased water as compared to pumped water. Groundwater production assessments increased due to increased rates charged to GSWC, partially offset by a decrease in customer usage as compared to the same period in 2018.

The balance in the water supply cost balancing account increased by $3.2 million to an over-collection balance during the three months ended June 30, 2019 mainly due to updated adopted supply cost expenses from the approved water general rate case. This increase includes a $1.7 million increase, which relates to the first quarter of 2019 to reflect new adopted supply costs retroactive to January 1, 2019, with a corresponding and offsetting increase in adopted water revenues, resulting in no impact to earnings.
For the three months ended June 30, 2019 and 2018, the cost of power purchased for resale to BVES's customers was $2.4 million. The over-collection in the electric supply cost balancing account increased as compared to the three months ended June 30, 2018 due to a decrease in the average price per megawatt-hour ("MWh"). The average price per MWh, including fixed costs, decreased from $85.17 for the three months ended June 30, 2018 to $79.34 for the same period in 2019.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2019 and 2018, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$5,433	$5,765	$(332)	(5.8)%
Electric Services	621	654	(33)	(5.0)%
Contracted Services	1,654	1,363	291	21.3%
Total other operation	$7,708	$7,782	$(74)	(1.0)%
For the three months ended June 30, 2019, other operation expense at the water segment decreased primarily due to lower water treatment and conservation costs. For the three months ended June 30, 2019, total other operation expenses for the contracted services segment increased mainly due to the commencement of operations at Fort Riley on July 1, 2018.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2019 and 2018, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$11,685	$13,329	$(1,644)	(12.3)%
Electric Services	1,993	1,849	144	7.8%
Contracted Services	5,849	5,033	816	16.2%
AWR (parent)	2	2	—	—%
Total administrative and general	$19,529	$20,213	$(684)	(3.4)%
For the three months ended June 30, 2019, administrative and general expenses at the water segment decreased $1.6 million, which includes a $1.1 million reduction to reflect the CPUC's approval in May 2018 for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. The decrease in administrative and general expenses was also due to decreases in employee-related compensation and outside service costs. The decrease in employee-related compensation was due, in part, to timing differences related to the recognition of stock-based compensation expense.
For the three months ended June 30, 2019, the increase in administrative and general expenses for the contracted services segment was due to higher labor and labor-related costs largely due to the commencement of operations at Fort Riley in July 2018, and a greater proportion of shared services cost allocated to ASUS pursuant to the general rate case settlement.

Depreciation and Amortization
For the three months ended June 30, 2019 and 2018, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$5,405	$8,866	$(3,461)	(39.0)%
Electric Services	601	564	37	6.6%
Contracted Services	649	580	69	11.9%
Total depreciation and amortization	$6,655	$10,010	$(3,355)	(33.5)%
The May 2019 CPUC final decision in the water general rate case approved lower overall composite depreciation rates based on a revised depreciation study. The new composite rates are retroactive to January 1, 2019 and, as a result, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019. The $5.4 million in depreciation expense at the water segment includes a reduction of approximately $1.7 million, which relates to the first three months of 2019. The decrease in composite depreciation rates lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. The decrease in depreciation expense resulting from the new composite rates was partially offset by increased depreciation from additions to utility plant.
Maintenance
For the three months ended June 30, 2019 and 2018, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$2,195	$2,878	$(683)	(23.7)%
Electric Services	257	292	(35)	(12.0)%
Contracted Services	601	500	101	20.2%
Total maintenance	$3,053	$3,670	$(617)	(16.8)%
     Maintenance expense overall decreased primarily due to lower unplanned maintenance at the water segment as compared to the same period in 2018. Maintenance expense at the water segment is expected to increase during the second half of 2019 as compared to the first half of 2019. For the three months ended June 30, 2019, maintenance expense for the contracted services segment increased mainly due to the commencement of operations at Fort Riley on July 1, 2018.
Property and Other Taxes
For the three months ended June 30, 2019 and 2018, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$4,171	$3,749	$422	11.3%
Electric Services	251	255	(4)	(1.6)%
Contracted Services	448	368	80	21.7%
Total property and other taxes	$4,870	$4,372	$498	11.4%
Property and other taxes increased overall due, in part, to capital additions at the water segment. There was also an increase in local franchise fees paid to various municipalities and counties, which are derived based on revenues and utility plant. With the approval of the new water rate case, the increase in franchise fees is reflected in the newly adopted revenue requirement.

ASUS Construction
For the three months ended June 30, 2019, construction expenses for contracted services were $14.5 million, increasing $3.0 million compared to the same period in 2018 due to an overall increase in construction activity, including the commencement of operations at Fort Riley.
Interest Expense
For the three months ended June 30, 2019 and 2018, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$5,628	$5,491	$137	2.5%
Electric Services	373	366	7	1.9%
Contracted Services	115	107	8	7.5%
AWR (parent)	166	84	82	97.6%
Total interest expense	$6,282	$6,048	$234	3.9%
The overall increase in interest expense is due to higher average borrowings as well as higher interest rates on the revolving credit facility as compared to 2018. In March 2019, AWR exercised an option in the credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. Borrowings made during 2019 were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, as well as to fund a portion of GSWC's capital expenditures.
Interest Income
For the three months ended June 30, 2019 and 2018, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$516	$444	$72	16.2%
Electric Services	27	13	14	107.7%
Contracted Services	334	178	156	87.6%
AWR (parent)	(1)	1	(2)	(200.0)%
Total interest income	$876	$636	$240	37.7%
The increase in interest income during the three months ended June 30, 2019 was largely due to interest income recognized on certain initial construction projects performed by the contracted services segment at Fort Riley during the three months ended June 30, 2019, as well as interest related to the collection of certain amounts from developers previously owed to GSWC.
Other, net
For the three months ended June 30, 2019, other income was relatively flat compared to the same period in 2018. The increase in gains recorded on the Company's investments held for a retirement benefit plan because of recent market conditions as compared to the same period in 2018, were mostly offset by an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.

Income Tax Expense
For the three months ended June 30, 2019 and 2018, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$6,812	$3,909	$2,903	74.3%
Electric Services	14	305	(291)	(95.4)%
Contracted Services	1,300	705	595	84.4%
AWR (parent)	(295)	(532)	237	(44.5)%
Total income tax expense	$7,831	$4,387	$3,444	78.5%
Consolidated income tax expense for the three months ended June 30, 2019 increased by $3.4 million due primarily to an increase in pretax income, largely due to the retroactive impact of the water general rate case. AWR's effective income tax rate ("ETR") was 22.6% and 21.2% for the three months ended June 30, 2019 and 2018, respectively, and GSWC's ETR was 23.4% and 23.6% for the three months ended June 30, 2019 and 2018, respectively. AWR's consolidated ETR increased because of higher state unitary taxes at AWR (parent).

Consolidated Results of Operations — Six Months Ended June 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$152,863	$141,145	$11,718	8.3%
Electric	18,037	17,673	364	2.1%
Contracted services	55,480	42,811	12,669	29.6%
Total operating revenues	226,380	201,629	24,751	12.3%

OPERATING EXPENSES
Water purchased	31,902	30,215	1,687	5.6%
Power purchased for pumping	3,520	3,924	(404)	(10.3)%
Groundwater production assessment	8,386	9,185	(799)	(8.7)%
Power purchased for resale	6,095	5,792	303	5.2%
Supply cost balancing accounts	(165)	(5,898)	5,733	(97.2)%
Other operation	16,279	15,770	509	3.2%
Administrative and general	41,201	40,506	695	1.7%
Depreciation and amortization	17,487	19,676	(2,189)	(11.1)%
Maintenance	5,619	7,499	(1,880)	(25.1)%
Property and other taxes	9,766	9,171	595	6.5%
ASUS construction	26,777	21,548	5,229	24.3%
Gain on sale of assets	(112)	(18)	(94)	*
Total operating expenses	166,755	157,370	9,385	6.0%

OPERATING INCOME	59,625	44,259	15,366	34.7%

OTHER INCOME AND EXPENSES
Interest expense	(12,599)	(11,971)	(628)	5.2%
Interest income	1,818	1,172	646	55.1%
Other, net	1,933	621	1,312	211.3%
	(8,848)	(10,178)	1,330	(13.1)%

INCOME BEFORE INCOME TAX EXPENSE	50,777	34,081	16,696	49.0%
Income tax expense	11,141	6,951	4,190	60.3%

NET INCOME	$39,636	$27,130	$12,506	46.1%

Basic earnings per Common Share	$1.07	$0.74	$33.00	44.6%

Fully diluted earnings per Common Share	$1.07	$0.73	$34.00	46.6%
* not meaningful

Operating Revenues:

Water
For the six months ended June 30, 2019, revenues from water operations increased $11.7 million to $152.9 million as compared to the same period in 2018 as a result of new CPUC-approved water rates effective January 1, 2019 as part of the May 2019 general rate case final decision. There were also revenue increases related to CPUC-approved rate increases implemented in July of 2018 to cover increases in supply costs experienced in most ratemaking areas, which were largely offset by a corresponding increase in supply costs, resulting in an immaterial impact to earnings. These increases were partially offset by the expiration of various surcharges that were in place to recover previously incurred costs. The decrease in surcharge revenues was offset by a corresponding decrease in operating expenses (primarily administrative and general), also resulting in no impact to earnings.
Billed water consumption for the first six months of 2019 decreased approximately 10% as compared to the same period in 2018. Changes in consumption generally do not have a significant impact on revenues due to the WRAM.
Electric
For the six months ended June 30, 2019, revenues from electric operations were $18.0 million as compared to $17.7 million for the same period in 2018. Pending a decision on the electric general rate case, which will be retroactive to January 1, 2018 once a final CPUC decision is received, year-to-date billed revenues through June 30, 2019 and for all of 2018, have been based on 2017 adopted rates. On July 16, 2019, the assigned Administrative Law Judge issued a proposed decision on the electric general rate case approving the November 2018 settlement agreement in its entirety. A final decision is expected during the third or fourth quarter of 2019.
 Billed electric usage increased by approximately 7% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
 Contracted Services
For the six months ended June 30, 2019, revenues from contracted services increased $12.7 million to $55.5 million as compared to $42.8 million for the same period in 2018 due primarily to an overall increase in construction revenue, as well as the commencement of operations at Fort Riley in July 2018.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 29.8% and 27.5% of total operating expenses for the six months ended June 30, 2019 and 2018, respectively. The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2019 and 2018 (dollar amounts in thousands). There was a decrease in surcharges of $466,000 recorded in water revenues, which did not impact water earnings. Surcharges are recorded to revenues when billed to customers and are offset by a corresponding increase in operating expenses (primarily administrative and general), resulting in no impact to earnings.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$152,863	$141,145	$11,718	8.3%
WATER SUPPLY COSTS:
Water purchased (1)	$31,902	$30,215	$1,687	5.6%
Power purchased for pumping (1)	3,520	3,924	(404)	(10.3)%
Groundwater production assessment (1)	8,386	9,185	(799)	(8.7)%
Water supply cost balancing accounts (1)	(1,428)	(6,839)	5,411	(79.1)%
TOTAL WATER SUPPLY COSTS	$42,380	$36,485	$5,895	16.2%
WATER GROSS MARGIN (2)	$110,483	$104,660	$5,823	5.6%

ELECTRIC OPERATING REVENUES (1)	$18,037	$17,673	$364	2.1%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$6,095	5,792	$303	5.2%
Electric supply cost balancing accounts (1)	1,263	941	322	34.2%
TOTAL ELECTRIC SUPPLY COSTS	$7,358	$6,733	$625	9.3%
ELECTRIC GROSS MARGIN (2)	$10,679	$10,940	$(261)	(2.4)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(165,000) and $(5,898,000) for the six months ended June 30, 2019 and 2018, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
The overall actual percentages of purchased water for the six months ended June 30, 2019 and 2018 were 44% and 40%, respectively, as compared to the adopted percentage of approximately 35% and 27% for the six months ended June 30, 2019 and 2018, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.  Purchased water costs for the six months ended June 30, 2019 increased to $31.9 million as compared to $30.2 million for the same period in 2018 primarily due to an increase in wholesale water costs, partially offset by a decrease in customer usage.
For the six months ended June 30, 2019 and 2018, power purchased for pumping decreased by $404,000 due to a higher mix of purchased water as compared to pumped water. Groundwater production assessments decreased $799,000 due to a decrease in the amount of water pumped, partially offset by higher pump tax rates for the six months ended June 30, 2019 as compared to the same period in 2018.
The under-collection in the water supply cost balancing account decreased $5.4 million during the six months ended June 30, 2019 as compared to the same period in 2018 mainly due to updated adopted supply cost amounts from the general rate case, resulting in a lower under-collection in the water supply cost balancing account.
For the six months ended June 30, 2019, the cost of power purchased for resale to BVES's customers increased by $303,000 to $6.1 million as compared to $5.8 million for the same period in 2018 due primarily to an increase in the average price per MWh. The average price per MWh, including fixed costs, increased from $78.50 for the six months ended June 30, 2018 to $81.24 for the same period in 2019. The over-collection in the electric supply cost balancing account increased by $322,000 due to an increase in electric customer usage, partially offset by the increase in the weighted average price per MWh.

Other Operation
For the six months ended June 30, 2019 and 2018, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$11,478	$11,487	$(9)	(0.1)%
Electric Services	1,436	1,366	70	5.1%
Contracted Services	3,365	2,917	448	15.4%
Total other operation	$16,279	$15,770	$509	3.2%
     For the six months ended June 30, 2019, total overall other operation expenses increased due primarily to the commencement of operations at Fort Riley on July 1, 2018.
Administrative and General
For the six months ended June 30, 2019 and 2018, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$25,617	$26,565	$(948)	(3.6)%
Electric Services	4,155	3,761	394	10.5%
Contracted Services	11,425	10,175	1,250	12.3%
AWR (parent)	4	5	(1)	(20.0)%
Total administrative and general	$41,201	$40,506	$695	1.7%
     For the six months ended June 30, 2019, administrative and general expenses at the water segment decreased due to a $1.1 million reduction to reflect the CPUC's approval for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. Excluding this reduction as well as a $352,000 decrease in surcharges billed during the six months ended June 30, 2019 as compared to the same period of 2018, administrative and general costs at the water segment increased by $525,000 due primarily to higher employee-related compensation and other benefits. As previously discussed, surcharges are recorded in revenue with a corresponding and offsetting amount recorded to administrative and general expenses, having no impact on earnings.
For the six months ended June 30, 2019, administrative and general expenses at the electric segment increased due to costs related to outside services as compared to the same period in 2018.
For the six months ended June 30, 2019, administrative and general expenses for contracted services increased by $1.3 million as compared to the six months ended June 30, 2018 due to labor and labor-related costs from the commencement of operations at Fort Riley as of July 1, 2018, and a greater allocation of shared services costs pursuant to the final water rate case.
Depreciation and Amortization
For the six months ended June 30, 2019 and 2018, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$14,794	$17,635	$(2,841)	(16.1)%
Electric Services	1,201	1,129	72	6.4%
Contracted Services	1,492	912	580	63.6%
Total depreciation and amortization	$17,487	$19,676	$(2,189)	(11.1)%
     For the six months ended June 30, 2019, depreciation and amortization expense for water services decreased due to lower overall composite depreciation rates approved in the water general rate case. The decrease in depreciation expense was partially offset by additions to utility plant. The decrease in composite depreciation rates lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings.      The increase in depreciation for the contracted services segment was due primarily to vehicle and other equipment additions to fixed assets.

Maintenance
For the six months ended June 30, 2019 and 2018, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$3,854	$5,815	$(1,961)	(33.7)%
Electric Services	511	510	1	0.2%
Contracted Services	1,254	1,174	80	6.8%
Total maintenance	$5,619	$7,499	$(1,880)	(25.1)%
     Maintenance expense for water services decreased due to a lower level of unplanned maintenance as compared to the same period in 2018. Maintenance expense at the water segment is expected to increase during the second half of 2019 as compared to the first half of 2019.
Property and Other Taxes
 For the six months ended June 30, 2019 and 2018, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$8,298	$7,856	$442	5.6%
Electric Services	537	534	3	0.6%
Contracted Services	931	781	150	19.2%
Total property and other taxes	$9,766	$9,171	$595	6.5%
Property and other taxes increased overall during the six months ended June 30, 2019 due primarily to capital additions and associated higher assessed property values.
ASUS Construction
For the six months ended June 30, 2019, construction expenses for contracted services were $26.8 million, increasing $5.2 million compared to the same period in 2018 due to an increase in overall construction activity as compared to the same period in 2018.
Interest Expense
For the six months ended June 30, 2019 and 2018, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$11,245	$10,880	$365	3.4%
Electric Services	754	736	18	2.4%
Contracted Services	289	198	91	46.0%
AWR (parent)	311	157	154	98.1%
Total interest expense	$12,599	$11,971	$628	5.2%
     The overall increase in interest expense is due to higher average borrowings as well as higher interest rates on the revolving credit facility as compared to 2018. In March 2019, AWR exercised an option in the credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. Borrowings made during 2019 were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, as well as to fund a portion of GSWC's capital expenditures.

Interest Income
For the six months ended June 30, 2019 and 2018, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$896	$824	$72	8.7%
Electric Services	55	13	42	323.1%
Contracted Services	869	335	534	159.4%
AWR (parent)	(2)	—	(2)	N/A
Total interest income	$1,818	$1,172	$646	55.1%
The increase in interest income for contracted services during the six months ended June 30, 2019, was largely due to interest income recognized on certain initial construction projects performed at Fort Riley.
Other, net
For the six months ended June 30, 2019, other income increased by $1.3 million due primarily to higher gains on investments due to recent market conditions, as compared to the same period in 2018, partially offset by an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to the same period in 2018. As previously discussed, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.
Income Tax Expense
For the six months ended June 30, 2019 and 2018, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	$ CHANGE	% CHANGE
Water Services	$8,485	$5,558	$2,927	52.7%
Electric Services	461	771	(310)	(40.2)%
Contracted Services	2,425	1,259	1,166	92.6%
AWR (parent)	(230)	(637)	407	(63.9)%
Total income tax expense	$11,141	$6,951	$4,190	60.3%
Consolidated income tax expense for the six months ended June 30, 2019 increased due to an increase in pretax income. AWR's consolidated ETR increased to 21.9% for the six months ended June 30, 2019 as compared to 20.4% for the six months ended June 30, 2018. GSWC's ETR during the six months ended June 30, 2019 was 22.2% as compared to 21.9% for the six months ended June 30, 2018.
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

Liquidity and Capital Resources

AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $222.2 million was available on June 30, 2019 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. As of June 30, 2019, there were $185.5 million in borrowings outstanding under this facility and $940,000 of letters of credit outstanding.  As of June 30, 2019, AWR had $13.6 million available to borrow under the credit facility. GSWC intends to issue up to $115.0 million of long-term debt by the end of 2019 and use the proceeds to reduce its intercompany borrowings and to partially fund capital expenditures. AWR parent intends to use any debt financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
During the six months ended June 30, 2019, GSWC incurred $70.7 million in company-funded capital expenditures. During 2019, Registrant's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On July 30, 2019, AWR's Board of Directors approved a 10.9% increase in the third quarter dividend, from $0.275 per share to $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 3, 2019 to shareholders of record at the close of business on August 15, 2019.
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
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $44.7 million for the six months ended June 30, 2019 as compared to $65.1 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage, the delay in receiving a decision on the water general rate case and the expiration of various surcharges related to GSWC’s regulatory accounts. The decrease in water customer usage increases the under-collection balance in the WRAM regulatory asset, which will be filed in the future for recovery. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $80.9 million for the six months ended June 30, 2019 as compared to $58.7 million for the same period in 2018, due to an increase in capital expenditures during the first six months of 2019.  Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and stock option exercises and the repurchase of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, Registrant also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on Registrant's credit facility are used to fund capital expenditures until long-term financing is arranged.
Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2019 as compared to cash used in financing activities of $1.1 million during the same period in 2018. This increase in cash was due to an increase in borrowings from Registrant's revolving credit facility during the six months ended June 30, 2019. The increased borrowings were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of capital expenditures.
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
GSWC may, at times, utilize external sources, including equity investments and borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  Management is reviewing options to obtain additional financing, which include issuing additional GSWC long-term debt of up to $115.0 million by the end of 2019. GSWC intends to use the proceeds from any additional debt issuances to reduce its intercompany borrowings and to partially fund capital expenditures. AWR parent intends to use any debt financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
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

Cash generated from operating activities is expected to increase during the second half of 2019 due to new water rates and surcharges implemented on June 8, 2019 as a result of the CPUC final decision on the water general rate case issued in May 2019. In addition, surcharges to recover the rate difference between billed water revenues through June 8, 2019 and final rates authorized by the CPUC, which are retroactive to January 1, 2019, are expected to be filed with the CPUC by August 30, 2019.
In December 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, in July 2019 GSWC filed with the CPUC to refund $7.2 million of over-collections recorded in this memorandum account as a one-time surcredit.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $38.2 million for the six months ended June 30, 2019 as compared to $60.6 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage, the delay in receiving a decision on the water general rate case and the expiration of various surcharges related to GSWC’s regulatory accounts. The decrease in water customer usage increases the under-collection balance in the WRAM regulatory asset, which will be filed in the future for recovery. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $76.4 million for the six months ended June 30, 2019 as compared to $53.4 million for the same period in 2018. Cash used for capital expenditures was $76.7 million for the six months ended June 30, 2019 as compared to $53.5 million during the same period in 2018. During 2019, GSWC's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $34.5 million for the six months ended June 30, 2019 as compared to cash used of $4.3 million for the same period in 2018.  The increase in cash from financing activities was due to an increase in intercompany borrowings during the six months ended June 30, 2019 used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of GSWC's capital expenditures.
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
Regulatory Matters
General Rate Case Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office to determine new rates for the years 2019 - 2021. On May 30, 2019, the CPUC issued a final decision on GSWC's water general rate case with rates retroactive to January 1, 2019. Among other things, the final decision approves in its entirety an August 2018 settlement agreement that had been entered into between GSWC and the CPUC’s Public Advocates Office. As a result, the final decision authorizes GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the new rates approved will increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August 2018 settlement, as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the 2017 Tax Cuts and Jobs Act, with a corresponding decrease in income tax expense resulting in no impact to net earnings. Had depreciation expense remained the same as the 2018 adopted amount and there were no excess deferred tax refunds that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million.
As result of the May 2019 CPUC final decision, GSWC implemented new water rates on June 8, 2019. The new rates are retroactive to January 1, 2019. Due to the delay in receiving a final decision by the CPUC, billed water revenues up to June 8, 2019 were based on 2018 adopted rates. Because the new rates are retroactive to January 1, 2019, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019. The final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. Surcharges to recover the rate difference between billed water revenues through June 8, 2019, and final rates authorized by the CPUC, retroactive to January 1, 2019, are expected to be filed with the CPUC by August 30, 2019.
In December 2017, the Tax Act was signed into federal law and was generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to

21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, in July 2019 GSWC filed with the CPUC to refund $7.2 million of over-collections recorded in this memorandum account.
The final decision also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.6 million and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case.
On July 16, 2019, the assigned Administrative Law Judge issued a proposed decision ("PD") on the electric general rate case. The PD approves the settlement agreement in its entirety. Among other things, the settlement incorporates a previous stipulation in the case, which authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The stipulation also included a capital structure and debt cost consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the settlement (i) extends the rate cycle by one year (new rates will be effective for 2018-2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for tax reform; (iii) authorizes BVES to construct all the capital projects requested in its application and provides additional funding for the fifth year added to the rate cycle, which total approximately $44 million of capital projects over the 5-year rate cycle; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 – 2022 are not subject to an earnings test.
Because of the delay in finalizing the electric general rate case, billed electric revenues during 2018 and the first six months of 2019 were based on 2017 adopted rates, pending a final decision by the CPUC in this rate case application. Had the new rates in the settlement agreement been in place as of January 1, 2018, pretax income for the electric segment would have increased by approximately $2.0 million, or $0.04 per share, for the full year ended December 31, 2018, and by approximately $1.7 million, or approximately $0.03 per share, for the first six months of 2019. When approved, the new rates will be retroactive to January 1, 2018. A final decision is expected during the third or fourth quarter of 2019.
    Application to Transfer Electric Utility Operations to New Subsidiary:
GSWC filed applications with the CPUC and the Federal Energy Regulatory Commission in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  Due to the differences in operations, regulations, and risks, management believes a separate electric legal entity and stand-alone subsidiary of AWR is in the best interests of customers, employees, and the communities served.  This reorganization plan is subject to regulatory approvals and, if approved, is not expected to result in a substantive change to AWR's operations and business segments. In February 2019, the City of Big Bear Lake filed a protest to the application. GSWC has filed reply comments with the CPUC. The CPUC has scheduled to issue a final decision on this matter by the end of 2019.
California Assembly Bill No. 1054
On July 12, 2019, the Governor of California signed Assembly Bill No. 1054 (“AB 1054”), the provisions of which took effect immediately.  Among other things, AB 1054 provides a framework for electrical corporations to recover costs and expenses arising from a covered wildfire, as defined, and to allow cost recovery from ratepayers in particular circumstances.  The bill also establishes a Wildfire Fund to pay eligible claims arising from a covered wildfire under certain circumstances.  The Wildfire Fund is expected to be funded partially by electrical corporation shareholders, and partly by ratepayers.  If the Company decides to participate in the Wildfire Fund, it has until September 10, 2019 to make the initial contribution.  At this time, a decision has not been made.
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
GSWC currently tests its water supplies and water systems according to, among other things, pursuant to requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC.
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes.  These chemicals are referred to as perfluoroalkyl substances (e.g., PFOA and PFOS). Notification levels are non-regulatory, health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.  GSWC is in the process of collecting and analyzing samples for perfluoroalkyl substances from certain groundwater wells identified by DDW. The final results of the sampling is anticipated to be available by third quarter of 2019.
Lead Testing in Schools:
In January 2017, the California State Water Resources Control Board - Division of Drinking Water (DDW) issued a permit amendment that required all community water systems to test the schools in their service area for lead, if sampling is requested in writing by the institution’s officials. In addition, California Assembly passed a bill (AB-746) in October 2017, which required all community water systems that serve a school site of a local educational agency with a building constructed before January 1, 2010, to test for lead in the potable water system of the school site on or before July 1, 2019. GSWC has been working extensively with the schools in its service areas for the last several months. As a result of concerted outreach to the schools, GSWC has completed lead sampling at all schools in its service area as of June 30, 2019, with the exception of one school district in the Bell-Bell Gardens system. DDW has been notified regarding the lack of response from this school district.
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
The 2017-2018 water year was a dry year, with rainfall in northern California being below normal levels. However, precipitation to date in 2019 has been above normal levels, with northern Sierra snowpack at 165% of average. As of July 30, 2019, the U.S. Drought Monitor estimated that 4 percent of California ranks “Abnormally Dry” with no parts of the State ranked in “Drought.” This is in comparison to July 2018 when approximately 86 percent of the State was considered “Abnormally Dry,” and 45 percent was in the rank of Moderate Drought.”
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk, primarily relating to changes in the market price of electricity at GSWC's electric division, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. No legal proceedings are pending, which are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.
Item 1A. Risk Factors

There have been no significant changes in the risk factors disclosed in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2019	12,450		$70.18	—	—
May 1 – 31, 2019	447		$72.88	—	—
June 1 – 30, 2019	13,595		$73.57	—	—
Total	26,492	(2)	$71.96	—

(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 22,226 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not applicable

Item 5. Other Information

(a)
On July 30, 2019, AWR's Board of Directors approved a third quarter dividend of $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 3, 2019 to shareholders of record at the close of business on August 15, 2019.

(b)	There have been no material changes during the second quarter of 2019 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits

(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.28
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan prior to January 1, 2018 incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 6, 2017 (2)

10.29
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.30	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.31	2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on March 23, 2018 (2)

10.32	Form of Award Agreement for the 2018 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on March 23, 2018 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	August 5, 2019