Form 10-Q
period 2019-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2019-11-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

or

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
As of November 1, 2019, the number of Common Shares outstanding of American States Water Company was 36,839,301 shares. As of November 1, 2019, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the impact on water utility operations during high fire threat conditions as a result of the Public Safety Power Shutdown program authorized by the CPUC and implemented by the electric utilities that serve GSWC facilities throughout the state and our ability to get full cost recovery in rates for costs incurred in preparation of and during a Public Safety Power Shutdown event;

•
liabilities of GSWC for wildfires caused by GSWC’s electrical equipment if GSWC is unable to recover the costs and expenses associated with such liabilities from insurance or from ratepayers on a timely basis, if at all;

•
penalties which may be assessed by the CPUC if GSWC shuts down power to its customers during high threat conditions under the Public Safety Power Shutdown program authorized by the CPUC if the CPUC determines that the shutdown was not reasonably necessary or excessive in the circumstance;

•	costs incurred, and the ability to recover such costs from customers, associated with service disruptions as the result of a Public Safety Power Shutdown program;

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

•
changes in laboratory detection capabilities and drinking water notification levels for certain fluorinated organic perfluoroalkyl substances (e.g. PFOA and PFAS) used to make certain fabrics and other materials, used in certain fire suppression agents and also used in various industrial processes;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2019	December 31, 2018
Property, Plant and Equipment
Regulated utility plant, at cost	$1,924,183	$1,832,336
Non-utility property, at cost	31,328	25,829
Total	1,955,511	1,858,165
Less - Accumulated depreciation	(577,145)	(561,855)
Net property, plant and equipment	1,378,366	1,296,310

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	27,579	25,356
Total other property and investments	28,695	26,472

Current Assets
Cash and cash equivalents	10,398	7,141
Accounts receivable — customers (less allowance for doubtful accounts of $863 in 2019 and $892 in 2018)	28,088	23,395
Unbilled receivable	21,195	23,588
Receivable from the U.S. government	20,925	21,543
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and 2018)	2,628	3,103
Income taxes receivable	238	2,164
Materials and supplies, at weighted average cost	6,090	5,775
Regulatory assets — current	14,819	16,527
Prepayments and other current assets	6,443	6,063
Contract assets	21,645	22,169
Total current assets	132,469	131,468

Other Assets
Receivable from the U.S. government	39,352	39,583
Contract assets	7,056	2,278
Operating lease right-of-use assets	13,017	—
Other	5,426	5,322
Total other assets	64,851	47,183

Total Assets	$1,604,381	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2019	December 31, 2018
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,839,301 shares in 2019 and 36,757,842 shares in 2018	$255,408	$253,689
Earnings reinvested in the business	340,539	304,534
Total common shareholders’ equity	595,947	558,223
Long-term debt	281,001	281,087
Total capitalization	876,948	839,310

Current Liabilities
Long-term debt — current	344	40,320
Accounts payable	59,771	59,532
Income taxes payable	2,019	360
Accrued other taxes	10,846	10,094
Accrued employee expenses	12,173	13,842
Accrued interest	6,488	3,865
Unrealized loss on purchased power contracts	3,022	311
Contract liabilities	12,689	7,530
Operating lease liabilities	1,841	—
Other	10,654	10,731
Total current liabilities	119,847	146,585

Other Credits
Notes payable to bank	194,500	95,500
Advances for construction	63,788	66,305
Contributions in aid of construction - net	129,343	124,385
Deferred income taxes	118,889	114,216
Regulatory liabilities	20,083	44,867
Unamortized investment tax credits	1,313	1,367
Accrued pension and other postretirement benefits	57,042	57,636
Operating lease liabilities	11,536	—
Other	11,092	11,262
Total other credits	607,586	515,538

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,604,381	$1,501,433

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Three months ended September 30,
(in thousands, except per share amounts)	2019	2018
Operating Revenues
Water	$95,249	$87,689
Electric	11,996	7,875
Contracted services	27,251	28,618
Total operating revenues	134,496	124,182

Operating Expenses
Water purchased	23,361	21,842
Power purchased for pumping	3,042	3,217
Groundwater production assessment	5,634	5,961
Power purchased for resale	2,403	2,647
Supply cost balancing accounts	(2,680)	(5,212)
Other operation	8,267	8,355
Administrative and general	20,626	21,570
Depreciation and amortization	9,006	10,118
Maintenance	4,109	3,422
Property and other taxes	5,234	4,692
ASUS construction	12,894	13,620
Gain on sale of assets	(124)	(25)
Total operating expenses	91,772	90,207

Operating Income	42,724	33,975

Other Income and Expenses
Interest expense	(6,279)	(5,948)
Interest income	826	641
Other, net	140	1,223
Total other income and expenses, net	(5,313)	(4,084)

Income before income tax expense	37,411	29,891

Income tax expense	9,405	6,939

Net Income	$28,006	$22,952

Weighted Average Number of Common Shares Outstanding	36,835	36,737
Basic Earnings Per Common Share	$0.76	$0.62

Weighted Average Number of Diluted Shares	36,996	36,950
Fully Diluted Earnings Per Common Share	$0.76	$0.62

Dividends Declared Per Common Share	$0.305	$0.275

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018
Operating Revenues
Water	$248,112	$228,834
Electric	30,033	25,548
Contracted services	82,731	71,429
Total operating revenues	360,876	325,811

Operating Expenses
Water purchased	55,263	52,057
Power purchased for pumping	6,562	7,141
Groundwater production assessment	14,020	15,146
Power purchased for resale	8,498	8,439
Supply cost balancing accounts	(2,845)	(11,110)
Other operation	24,546	24,125
Administrative and general	61,827	62,076
Depreciation and amortization	26,493	29,794
Maintenance	9,728	10,921
Property and other taxes	15,000	13,863
ASUS construction	39,671	35,168
Gain on sale of assets	(236)	(43)
Total operating expenses	258,527	247,577

Operating Income	102,349	78,234

Other Income and Expenses
Interest expense	(18,878)	(17,919)
Interest income	2,644	1,813
Other, net	2,073	1,844
Total other income and expenses, net	(14,161)	(14,262)

Income before income tax expense	88,188	63,972

Income tax expense	20,546	13,890

Net Income	$67,642	$50,082

Weighted Average Number of Common Shares Outstanding	36,804	36,728
Basic Earnings Per Common Share	$1.83	$1.36

Weighted Average Number of Diluted Shares	36,960	36,935
Fully Diluted Earnings Per Common Share	$1.83	$1.35

Dividends Declared Per Common Share	$0.855	$0.785

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223
Add:
Net income			12,852	12,852
Exercise of stock options and other issuances of Common Shares	37	75		75
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		463		463
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			10,113	10,113
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2019	36,795	$254,297	$307,203	$561,500

Add:
Net income			26,784	26,784
Exercise of stock options and other issuances of Common Shares	37	291		291
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividends on Common Shares			10,119	10,119
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2019	36,832	$254,969	$323,818	$578,787

Add:
Net income			28,006	28,006
Exercise of stock options and other issuances of Common Shares	7	50		50
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		338		338
Dividend equivalent rights on stock-based awards not paid in cash		51		51
Deduct:
Dividends on Common Shares			11,234	11,234
Dividend equivalent rights on stock-based awards not paid in cash			51	51
Balances at September 30, 2019	36,839	$255,408	$340,539	$595,947

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2017	36,681	$250,124	$279,821	$529,945
Add:
Net income			10,782	10,782
Exercise of stock options and other issuances of Common Shares	52	340		340
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(181)		(181)
Dividend equivalent rights on stock-based awards not paid in cash		56		56
Deduct:
Dividends on Common Shares			9,362	9,362
Dividend equivalent rights on stock-based awards not paid in cash			56	56
Balances at March 31, 2018	36,733	$250,339	$281,185	$531,524

Add:
Net income			16,348	16,348
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		705		705
Dividend equivalent rights on stock-based awards not paid in cash		48		48
Deduct:
Dividends on Common Shares			9,367	9,367
Dividend equivalent rights on stock-based awards not paid in cash			48	48
Balances at June 30, 2018	36,733	$251,092	$288,118	$539,210

Add:
Net income			22,952	22,952
Exercise of stock options and other issuances of Common Shares	12	8		8
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		2,093		2,093
Dividend equivalent rights on stock-based awards not paid in cash		58		58
Deduct:
Dividends on Common Shares			10,102	10,102
Dividend equivalent rights on stock-based awards not paid in cash			58	58
Balances at September 30, 2018	36,745	$253,251	$300,910	$554,161

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$67,642	$50,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,727	29,973
Provision for doubtful accounts	471	588
Deferred income taxes and investment tax credits	2,242	(2,732)
Stock-based compensation expense	2,468	3,648
Gain on sale of assets	(236)	(43)
Gain on investments held in a trust	(2,512)	(796)
Other — net	144	230
Changes in assets and liabilities:
Accounts receivable — customers	(5,162)	(4,385)
Unbilled receivable	2,393	1,196
Other accounts receivable	473	5,849
Receivables from the U.S. government	(4,160)	(14,818)
Materials and supplies	(315)	(827)
Prepayments and other assets	3,029	(1,319)
Contract assets	755	11,345
Regulatory assets	(19,112)	22,945
Accounts payable	2,043	(2,108)
Income taxes receivable/payable	3,585	4,831
Contract liabilities	5,159	5,031
Accrued pension and other postretirement benefits	564	(2,305)
Other liabilities	(1,894)	2,020
Net cash provided	84,304	108,405

Cash Flows From Investing Activities:
Capital expenditures	(111,088)	(87,328)
Proceeds from sale of assets	137	63
Other investing activities	279	(1,492)
Net cash used	(110,672)	(88,757)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	416	348
Receipt of advances for and contributions in aid of construction	8,260	4,363
Refunds on advances for construction	(4,679)	(3,223)
Retirement or repayments of long-term debt	(40,325)	(326)
Net change in notes payable to banks	99,000	11,000
Dividends paid	(31,466)	(28,831)
Other financing activities	(1,581)	(1,217)
Net cash provided (used)	29,625	(17,886)
Net change in cash and cash equivalents	3,257	1,762
Cash and cash equivalents, beginning of period	7,141	214
Cash and cash equivalents, end of period	$10,398	$1,976

Non-cash transactions:
Accrued payables for investment in utility plant	$25,599	$21,703
Property installed by developers and conveyed	$1,376	$1,968

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2019	December 31, 2018
Utility Plant
Utility plant, at cost	$1,924,183	$1,832,336
Less - Accumulated depreciation	(565,353)	(551,244)
Net utility plant	1,358,830	1,281,092

Other Property and Investments	25,495	23,263

Current Assets
Cash and cash equivalents	4,453	4,187
Accounts receivable-customers (less allowance for doubtful accounts of $863 in 2019 and $892 in 2018)	28,088	23,395
Unbilled receivable	20,299	17,892
Other accounts receivable (less allowance for doubtful accounts of $59 in 2019 and 2018)	1,454	1,959
Income taxes receivable from Parent	—	5,617
Materials and supplies, at average cost	5,053	4,797
Regulatory assets — current	14,819	16,527
Prepayments and other current assets	5,599	5,275
Total current assets	79,765	79,649

Other Assets
Operating lease right-of-use assets	12,494	—
Other	5,325	5,218
Total other assets	17,819	5,218

Total Assets	$1,481,909	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2019	December 31, 2018
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2019 and 2018	$293,658	$292,412
Earnings reinvested in the business	245,496	211,163
Total common shareholder’s equity	539,154	503,575
Long-term debt	281,001	281,087
Total capitalization	820,155	784,662

Current Liabilities
Long-term debt — current	344	40,320
Accounts payable	51,104	47,865
Accrued other taxes	10,459	9,911
Accrued employee expenses	10,389	11,910
Accrued interest	6,177	3,550
Income taxes payable to Parent	1,420	—
Unrealized loss on purchased power contracts	3,022	311
Operating lease liabilities	1,559	—
Other	10,223	9,432
Total current liabilities	94,697	123,299

Other Credits
Intercompany payable to Parent	151,240	57,289
Advances for construction	63,788	66,305
Contributions in aid of construction — net	129,343	124,385
Deferred income taxes	121,938	118,241
Regulatory liabilities	20,083	44,867
Unamortized investment tax credits	1,313	1,367
Accrued pension and other postretirement benefits	57,042	57,636
Operating lease liabilities	11,331	—
Other	10,979	11,171
Total other credits	567,057	481,261

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,481,909	$1,389,222

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Three Months Ended September 30,
(in thousands)	2019	2018
Operating Revenues
Water	$95,249	$87,689
Electric	11,996	7,875
Total operating revenues	107,245	95,564

Operating Expenses
Water purchased	23,361	21,842
Power purchased for pumping	3,042	3,217
Groundwater production assessment	5,634	5,961
Power purchased for resale	2,403	2,647
Supply cost balancing accounts	(2,680)	(5,212)
Other operation	6,729	6,570
Administrative and general	15,205	16,367
Depreciation and amortization	8,359	9,623
Maintenance	3,423	2,709
Property and other taxes	4,787	4,300
Total operating expenses	70,263	68,024

Operating Income	36,982	27,540

Other Income and Expenses
Interest expense	(5,986)	(5,781)
Interest income	546	451
Other, net	203	1,123
Total other income and expenses, net	(5,237)	(4,207)

Income before income tax expense	31,745	23,333

Income tax expense	8,383	5,414

Net Income	$23,362	$17,919

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating Revenues
Water	$248,112	$228,834
Electric	30,033	25,548
Total operating revenues	278,145	254,382

Operating Expenses
Water purchased	55,263	52,057
Power purchased for pumping	6,562	7,141
Groundwater production assessment	14,020	15,146
Power purchased for resale	8,498	8,439
Supply cost balancing accounts	(2,845)	(11,110)
Other operation	19,643	19,423
Administrative and general	44,977	46,693
Depreciation and amortization	24,354	28,387
Maintenance	7,788	9,034
Property and other taxes	13,622	12,690
Gain on sale of assets	(83)	—
Total operating expenses	191,799	187,900

Operating Income	86,346	66,482

Other Income and Expenses
Interest expense	(17,985)	(17,397)
Interest income	1,497	1,288
Other, net	2,153	1,827
Total other income and expenses, net	(14,335)	(14,282)

Income before income tax expense	72,011	52,200

Income tax expense	17,329	11,743

Net Income	$54,682	$40,457

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2018	165	$292,412	$211,163	$503,575
Add:
Net income			9,022	9,022
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		572		572
Dividend equivalent rights on stock-based awards not paid in cash		60		60
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			60	60
Balances at March 31, 2019	165	$293,044	$210,025	$503,069

Add:
Net income			22,298	22,298
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		257		257
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at June 30, 2019	165	$293,345	$222,179	$515,524

Add:
Net income			23,362	23,362
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		268		268
Dividend equivalent rights on stock-based awards not paid in cash		45		45
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			45	45
Balances at September 30, 2019	165	$293,658	$245,496	$539,154

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2017	146	$242,181	$232,193	$474,374
Add:
Net income			8,890	8,890
Taxes paid from shares withheld from employees related to net share settlements, net of stock-based compensation (Note 4)		(266)		(266)
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			9,380	9,380
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2018	146	$241,964	$231,654	$473,618

Add:
Net income			13,648	13,648
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		640		640
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			9,370	9,370
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balance at June 30, 2018	146	$242,645	$235,891	$478,536

Add:
Net income			17,919	17,919
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		2,021		2,021
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balance at September 30, 2018	146	$244,716	$243,660	$488,376

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$54,682	$40,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,588	28,566
Provision for doubtful accounts	469	597
Deferred income taxes and investment tax credits	1,245	(3,797)
Stock-based compensation expense	2,169	3,264
Gain on sale of property	(83)	—
Gain on investments held in a trust	(2,512)	(796)
Other — net	219	253
Changes in assets and liabilities:
Accounts receivable — customers	(5,162)	(4,385)
Unbilled receivable	(2,407)	(1,135)
Other accounts receivable	505	4,755
Materials and supplies	(256)	(628)
Prepayments and other assets	2,584	(708)
Regulatory assets	(19,112)	22,945
Accounts payable	5,043	726
Intercompany receivable/payable	(49)	(361)
Income taxes receivable/payable from/to Parent	7,037	5,031
Accrued pension and other postretirement benefits	564	(2,305)
Other liabilities	(568)	1,283
Net cash provided	68,956	93,762

Cash Flows From Investing Activities:
Capital expenditures	(104,791)	(79,240)
Proceeds from sale of assets	83	—
Other investing activities	279	(1,492)
Net cash used	(104,429)	(80,732)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	8,260	4,363
Refunds on advances for construction	(4,679)	(3,223)
Retirement or repayments of long-term debt	(40,325)	(326)
Net change in intercompany borrowings	94,000	16,000
Dividends paid	(20,200)	(28,850)
Other financing activities	(1,317)	(1,055)
Net cash provided (used)	35,739	(13,091)

Net change in cash and cash equivalents	266	(61)
Cash and cash equivalents, beginning of period	4,187	214
Cash and cash equivalents, end of period	$4,453	$153

Non-cash transactions:
Accrued payables for investment in utility plant	$25,599	$21,703
Property installed by developers and conveyed	$1,376	$1,968

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
 GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customer connections. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customer connections through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities and transactions by GSWC with its affiliates.  GSWC filed applications with the CPUC and the Federal Energy Regulatory Commission ("FERC") in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  This reorganization plan is subject to regulatory approvals and, if approved, is not expected to result in a substantive change to AWR's operations and business segments. On October 11, 2019, the FERC approved GSWC's application for reorganization. The CPUC is scheduled to issue a final decision by the end of 2019.
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
 The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2018 filed with the SEC.
 Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million during each of the three month periods ended September 30, 2019 and 2018, and approximately $3.5 million and $3.2 million during the nine months ended September 30, 2019 and 2018, respectively.

AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million. As of September 30, 2019, there was $194.5 million outstanding under this facility. On October 31, 2019, AWR further amended its credit facility to temporarily increase its borrowing capacity by $25.0 million, from $200.0 million to $225.0 million, effective through June 30, 2020. Management intends to obtain additional financing during 2020 by issuing long- term debt at GSWC. GSWC intends to use the proceeds from any new long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures. AWR parent intends to use any financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. In November 2018, GSWC paid down its intercompany borrowings owed to AWR. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings ends in November 2020. As a result, GSWC’s intercompany borrowings of $151.2 million as of September 30, 2019 have been classified as a long-term liability on GSWC’s balance sheet.
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
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under this ASU, entities that enter into cloud computing service arrangements are required to apply existing internal-use software guidance to determine which implementation costs are eligible for capitalization. Under that guidance, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Registrant adopted this guidance effective January 1, 2019. The adoption of this accounting standard did not have a significant impact on Registrant's financial statements.
Accounting Pronouncements to be Adopted in Future Periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. Registrant is currently evaluating the impact of this new guidance and does not expect the adoption of the guidance to have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other post-retirement benefit plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU is effective for fiscal years ending after December 15, 2020 and will be applied by Registrant on a retrospective basis to all periods presented. Registrant is still evaluating the ASU and has not yet determined the effect on the Company's financial statements and disclosures.

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
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers generally account for more than 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three and nine months ended September 30, 2019 and 2018, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar in thousands)	2019	2018	2019	2018
Water:
Tariff-based revenues	$89,050	$87,204	$225,501	$223,230
Surcharges (cost-recovery activities)	1,900	937	2,954	2,458
Other	555	486	1,475	1,381
Water revenues from contracts with customers	91,505	88,627	229,930	227,069
WRAM under (over)-collection (alternative revenue program)	3,744	(938)	18,182	1,765
Total water revenues	95,249	87,689	248,112	228,834

Electric:
Tariff-based revenues	9,729	8,207	28,693	26,021
Surcharges (cost-recovery activities)	51	62	148	172
Electric revenues from contracts with customers	9,780	8,269	28,841	26,193
BRRAM under (over)-collection (alternative revenue program)	2,216	(394)	1,192	(645)
Total electric revenues	11,996	7,875	30,033	25,548

Contracted services:
Water	13,797	16,909	41,772	44,134
Wastewater	13,454	11,709	40,959	27,295
Contracted services revenues from contracts with customers	27,251	28,618	82,731	71,429

Total revenues	$134,496	$124,182	$360,876	$325,811

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, were as follows:

(dollar in thousands)	September 30, 2019	January 1, 2019

Receivable from the U.S. government	$60,277	$61,126
Contract assets	$28,701	$24,447
Contract liabilities	$12,689	$7,530

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

Revenue for the three and nine months ended September 30, 2019, which were included in contract liabilities at the beginning of the period were $5.9 million and $7.3 million, respectively. Contracted services revenues recognized during the three and nine months ended September 30, 2019 from performance obligations satisfied in previous periods were not material.
As of September 30, 2019, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 35 to 49 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2019, Registrant had approximately $53.4 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $80.3 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $14.0 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $35.0 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (not including the two-way pension balancing accounts), and (iv) $3.0 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder of regulatory assets relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	September 30, 2019	December 31, 2018
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$29,228	$17,763
Costs deferred for future recovery on Aerojet case	8,663	9,516
Pensions and other post-retirement obligations (Note 8)	32,222	33,124
Derivative unrealized loss (Note 5)	3,022	311
Low income rate assistance balancing accounts	538	2,784
General rate case memorandum accounts	6,014	5,054
Excess deferred income taxes	(80,303)	(81,465)
Flow-through taxes, net	(14,037)	(15,273)
Other regulatory assets	17,310	15,656
Tax Cuts and Jobs Act memorandum accounts	—	(8,293)
Various refunds to customers	(7,921)	(7,517)
Total	$(5,264)	$(28,340)

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

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2018. For the three months ended September 30, 2019 and 2018, surcharges (net of surcredits) of approximately $5.5 million and $7.7 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the nine months ended September 30, 2019 and 2018, surcharges (net of surcredits) of approximately $9.1 million and $17.5 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the nine months ended September 30, 2019, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $20.5 million due to lower-than-adopted water usage, as well as higher-than-adopted supply costs currently in billed customer rates. As of September 30, 2019, GSWC had an aggregated regulatory asset of $29.2 million, which is comprised of a $19.1 million under-collection in the WRAM accounts and a $10.1 million under-collection in the MCBA accounts.
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
As a result of the May 2019 CPUC decision, GSWC implemented new water rates on June 8, 2019. Due to the delay in receiving a final decision by the CPUC, billed water revenues up to June 8, 2019 were based on 2018 adopted rates. The new rates are retroactive to January 1, 2019 and, as a result, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019, primarily affecting water revenues, supply costs and depreciation expense. Accordingly, GSWC added approximately $5.6 million to the general rate case memorandum accounts regulatory asset representing the rate difference between interim rates and final rates authorized by the CPUC retroactive to January 1, 2019. Surcharges were implemented in September 2019 to recover the retroactive rate difference over approximately 12 - 24 months. The final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, which was also recorded during the second quarter of 2019.
In December 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporated the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, in the third quarter of 2019 GSWC refunded approximately $7.2 million of over-collections recorded in this memorandum account as a one-time surcredit to water customers.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case. On August 15, 2019, the CPUC issued a final decision, adopting the settlement agreement which, among other things, extends the rate cycle by an additional year (new rates will be effective for 2018 - 2022) and is retroactive to January 1, 2018. Because of the delay in finalizing the electric general rate case, billed electric revenues during the first two quarters of 2019, and all of 2018, were based on 2017 adopted rates pending a final decision by the CPUC in the rate case application. As a result, a $2.3 million retroactive increase to revenues related to the full year of 2018 was recorded during the third quarter of 2019 with a corresponding increase to GSWC's regulatory assets for future recovery from customers.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income	$28,006	$22,952	$67,642	$50,082
Less: (a) Distributed earnings to common shareholders	11,234	10,102	31,466	28,831
Distributed earnings to participating securities	50	54	137	151
Undistributed earnings	16,722	12,796	36,039	21,100

(b) Undistributed earnings allocated to common shareholders	16,647	12,727	35,882	20,991
Undistributed earnings allocated to participating securities	75	69	157	109
Total income available to common shareholders, basic (a)+(b)	$27,881	$22,829	$67,348	$49,822

Weighted average Common Shares outstanding, basic	36,835	36,737	36,804	36,728
Basic earnings per Common Share	$0.76	$0.62	$1.83	$1.36

 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. At September 30, 2019 and 2018, there were 8,556 and 47,792 options outstanding, respectively, under these plans. At September 30, 2019 and 2018, there were also 165,783 and 198,613 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Common shareholders earnings, basic	$27,881	$22,829	$67,348	$49,822
Undistributed earnings for dilutive stock-based awards	75	69	157	109
Total common shareholders earnings, diluted	$27,956	$22,898	$67,505	$49,931

Weighted average common shares outstanding, basic	36,835	36,737	36,804	36,728
Stock-based compensation (1)	161	213	156	207
Weighted average common shares outstanding, diluted	36,996	36,950	36,960	36,935

Diluted earnings per Common Share	$0.76	$0.62	$1.83	$1.35

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 8,556 and 47,792 stock options at September 30, 2019 and 2018, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 165,783 and 198,613 restricted stock units at September 30, 2019 and 2018, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2019 and 2018.
No stock options outstanding at September 30, 2019 had an exercise price greater than the average market price of AWR’s Common Shares for the three and nine months ended September 30, 2019. There were no stock options outstanding at September 30, 2019 or 2018 that were anti-dilutive.
During the nine months ended September 30, 2019 and 2018, AWR issued 81,459 and 64,245 common shares, for approximately $416,000 and $348,000, respectively, under Registrant’s Common Share Purchase and Dividend Reinvestment Plan, the 401(k) Plan, the stock incentive plans for employees, and the non-employee directors stock plans.
During the nine months ended September 30, 2019 and 2018, AWR paid $1.6 million and $1.2 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2019 and 2018, GSWC paid $1.3 million and $1.1 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2019 and 2018, AWR paid quarterly dividends of approximately $11.2 million, or $0.305 per share, and $10.1 million, or $0.275 per share, respectively. During the nine months ended September 30, 2019 and 2018, AWR paid quarterly dividends of approximately $31.5 million, or $0.855 per share, and $28.8 million, or $0.785 per share, respectively.
During the three months ended September 30, 2019, GSWC did not pay a dividend to AWR. Instead, during the three months ended September 30, 2019, ASUS paid a $11.3 million dividend to AWR. During the three months ended September 30, 2018, GSWC paid dividends of $10.1 million, to AWR. During the nine months ended September 30, 2019 and 2018, GSWC paid dividends of $20.2 million and $28.9 million respectively, to AWR.
Note 5 — Derivative Instruments
GSWC's electric division, BVES, purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In August 2019, the CPUC approved an application that allowed BVES to enter into new long-term purchased power contracts with energy providers, which BVES executed in September 2019. BVES will begin taking power under these long-term contracts during the fourth quarter of 2019 to replace existing expiring contracts. The new contracts provide power at a fixed cost over approximately three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
These purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to use a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of September 30, 2019, there was a $3.0 million unrealized loss recorded as a regulatory asset in the memorandum account for the purchased power contracts. As of September 30, 2019, GSWC's commitment under BVES's purchased power contracts totaled approximately $28.0 million. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2019 was 674,961 megawatt hours.
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
The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three and nine months ended September 30, 2019 and 2018:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Fair value at beginning of the period	$(267)	$(1,710)	$(311)	$(2,941)
Unrealized gain (loss) on purchased power contracts	(2,755)	567	(2,711)	1,798
Fair value at end of the period	$(3,022)	$(1,143)	$(3,022)	$(1,143)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $18.8 million as of September 30, 2019. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2019 and December 31, 2018 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the September 30, 2019 valuation decreased as compared to December 31, 2018, increasing the fair value of long-term debt as of September 30, 2019 after taking into account the repayment of $40.0 million of GSWC's 6.70% senior note in March 2019. Changes in the assumptions will produce different results.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$284,699	$380,007	$324,978	$387,889
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
On December 22, 2017, the Tax Act was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. Among its significant provisions, the Tax Act reduced the federal corporate income tax rate from 35% to 21% and eliminated bonus depreciation for regulated utilities. AWR's effective income tax rate (“ETR”) was 25.1% and 23.2% for the three months ended September 30, 2019 and 2018, respectively, and was 23.3% and 21.7% for the nine months ended September 30, 2019 and 2018, respectively. GSWC's ETR was 26.4% and 23.2% for the three months ended September 30, 2019 and 2018, respectively, and was 24.1% and 22.5% for the nine months ended September 30, 2019 and 2018, respectively.
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes, (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and nine months ended September 30, 2019 and 2018, (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement plan and SERP for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$1,110	$1,335	$53	$48	$298	$274
Interest cost	2,132	1,912	80	75	267	222
Expected return on plan assets	(2,594)	(2,793)	(112)	(123)	—	—
Amortization of prior service cost	109	—	—	—	—	—
Amortization of actuarial (gain) loss	355	314	(150)	(212)	118	262
Net periodic benefits costs under accounting standards	1,112	768	(129)	(212)	683	758
Regulatory adjustment - deferred	(160)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$952	$768	$(129)	$(212)	$683	$758

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2019	2018	2019	2018	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$3,330	$4,005	$159	$162	$894	$822
Interest cost	6,396	5,736	240	219	801	666
Expected return on plan assets	(7,782)	(8,379)	(336)	(369)	—	—
Amortization of prior service cost	327	—	—	—	—	—
Amortization of actuarial (gain) loss	1,065	942	(450)	(576)	354	786
Net periodic benefits costs under accounting standards	3,336	2,304	(387)	(564)	2,049	2,274
Regulatory adjustment - deferred	(502)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$2,834	$2,304	$(387)	$(564)	$2,049	$2,274
During the third quarter of 2019, Registrant contributed approximately $3.9 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  During the three and nine months ended September 30, 2019, GSWC's actual pension expense was higher than the amounts included in water customer rates by $160,000 and $502,000 , respectively. As of September 30, 2019, GSWC had a $2.8 million net over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
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

As of September 30, 2019, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2019, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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
Note 10 — Leases
The adoption of the new lease guidance (see Note 1) effective January 1, 2019 did not have a material impact on Registrant's results of operations or liquidity but resulted in the recognition of operating lease liabilities and operating lease right-of-use assets on its balance sheets. Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of September 30, 2019, Registrant has right-of-use assets of $13.0 million, short-term operating lease liabilities of $1.8 million and long-term operating lease liabilities of $11.5 million.
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
Registrant’s leases consist of real estate and equipment leases. Most of these are GSWC's leases. Most of Registrant's leases require fixed lease payments. Some real estate leases have escalation payments which depend on an index. Variable lease costs have not been material. Lease terms used to measure the lease liability include options to extend the lease if the option is reasonably certain to be exercised. Lease and non-lease components were combined to measure lease liabilities. Registrant also has a real estate lease that have not yet commenced as of September 30, 2019. This lease will increase operating right-of-use assets and operating lease liabilities by approximately $806,000 upon possession of the office space later in 2019.
GSWC's long-term debt includes $28.0 million of 9.56% private placement notes, which require GSWC to maintain a total indebtedness to capitalization ratio of less than 0.6667-to-1. The indebtedness, as defined in the note agreement, includes any lease liabilities required to be recorded under GAAP. As of September 30, 2019, GSWC had a total indebtedness (including GSWC's lease liabilities) to capitalization ratio of 0.4377-to-1. None of the other covenants or restrictions contained in Registrant's long-term debt agreements were affected by the adoption of the new lease standard.
Registrant's supplemental lease information for the three and nine months ended September 30, 2019 is as follows (in thousands, except for weighted average data):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease costs	$827	$2,386
Short-term lease costs	$71	$251

Weighted average remaining lease term (in years)	7.29	7.29
Weighted-average discount rate	3.6%	3.6%

Non-cash transactions:
Lease liabilities arising from obtaining right-of-use assets	$2,530	$17,228

During the three months ended September 30, 2019 and 2018, Registrant’s consolidated rent expense was approximately $683,000 and $569,000, respectively, and was approximately $2.0 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. Registrant has entered into several new office leases during 2019. Registrant’s future minimum payments under long-term non-cancelable operating leases are as follows (in thousands):

	September 30, 2019	December 31, 2018
2019 (October through December 2019)	$691	$2,818
2020	2,709	2,530
2021	2,533	1,497
2022	2,218	1,007
2023	1,779	546
Thereafter	6,745	605
Total lease payments	16,675	$9,003
Less: imputed interest	3,298
Total lease obligations	13,377
Less: current obligations	1,841
Long-term lease obligations	$11,536

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
 The tables below set forth information relating to GSWC’s operating segments, ASUS and its subsidiaries and other matters. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, excluding U.S. government- and third-party contractor-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC.

	As Of And For The Three Months Ended September 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$95,249	$11,996	$27,251	$—	$134,496
Operating income (loss)	31,310	5,672	5,745	(3)	42,724
Interest expense, net	5,206	234	(144)	157	5,453
Utility plant	1,291,928	66,902	19,536	—	1,378,366
Depreciation and amortization expense (1)	7,690	669	647	—	9,006
Income tax expense (benefit)	6,720	1,663	1,391	(369)	9,405
Capital additions	25,267	2,864	1,802	—	29,933

	As Of And For The Three Months Ended September 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$87,689	$7,875	$28,618	$—	$124,182
Operating income (loss)	26,710	830	6,437	(2)	33,975
Interest expense, net	5,039	291	(118)	95	5,307
Utility plant	1,187,786	61,404	13,725	—	1,262,915
Depreciation and amortization expense (1)	9,058	565	495	—	10,118
Income tax expense (benefit)	5,247	167	1,606	(81)	6,939
Capital additions	24,590	1,140	2,816	—	28,546

	As Of And For The Nine Months Ended September 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$248,112	$30,033	$82,731	$—	$360,876
Operating income (loss)	77,835	8,511	16,010	(7)	102,349
Interest expense, net	15,555	933	(724)	470	16,234
Utility plant	1,291,928	66,902	19,536	—	1,378,366
Depreciation and amortization expense (1)	22,484	1,870	2,139	—	26,493
Income tax expense (benefit)	15,205	2,124	3,816	(599)	20,546
Capital additions	99,939	4,852	6,297	—	111,088

	As Of And For The Nine Months Ended September 30, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$228,834	$25,548	$71,429	$—	$325,811
Operating income (loss)	62,012	4,470	11,759	(7)	78,234
Interest expense, net	15,095	1,014	(255)	252	16,106
Utility plant	1,187,786	61,404	13,725	—	1,262,915
Depreciation and amortization expense (1)	26,693	1,694	1,407	—	29,794
Income tax expense (benefit)	10,805	938	2,865	(718)	13,890
Capital additions	75,976	3,264	8,088	—	87,328

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $80,000 and $58,000 for the three months ended September 30, 2019 and 2018, respectively, and $234,000 and $179,000 for the nine months ended September 30, 2019 and 2018, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2019	2018
Total utility plant	$1,378,366	$1,262,915
Other assets	226,015	202,127
Total consolidated assets	$1,604,381	$1,465,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
     The following discussion and analysis provides information on AWR’s consolidated operations and assets and includes specific references to AWR’s individual segments and/or its subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by the company’s weighted average number of diluted shares. Furthermore, the retroactive impact related to the first six months of 2019 and for fiscal 2018 resulting from the CPUC's final decision on the electric general rate case issued in August 2019, has been excluded when communicating that segment's quarterly and year-to-date results to help facilitate comparisons of the company’s performance from period to period.
Registrant believes that the disclosure of the water and electric gross margins, earnings per share by business segment, and the adjustment to the electric segment's earnings for earnings related to prior periods, provide investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.” A reconciliation to AWR’s diluted earnings per share is included in the discussion under the sections titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
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
General Rate Case Filings and Other Matters:
Water Segment:
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office to determine new rates for the years 2019 – 2021. On May 30, 2019, the CPUC issued a final decision on GSWC's water general rate case with rates retroactive to January 1, 2019. Among other things, the final decision approves in its entirety an August 2018 settlement agreement that had been entered into between GSWC and the CPUC’s Public Advocates Office. As a result, the final decision authorizes GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the new rates approved will increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August 2018 settlement, as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin and is offset by a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the 2017 Tax Cuts and Jobs Act ("Tax Act"), with a corresponding decrease in income tax expense also resulting in no impact to net earnings. Had depreciation remained the same as the 2018 adopted amount and there were no excess deferred tax refunds that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million.
As a result of the May 2019 CPUC final decision, GSWC implemented new water rates on June 8, 2019. The CPUC in the final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. This resulted in a reduction to administrative and general expense of approximately $1.1 million, or $0.02 per share, which was recorded during the second quarter of 2019. The final decision also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.1 million (based on current inflationary index values) and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021. In November 2018, GSWC and the Public Advocates Office filed a joint motion to adopt a settlement agreement between the two parties resolving all issues in connection with the general rate case.
On August 15, 2019, the CPUC issued a final decision on this general rate case, adopting the settlement agreement in its entirety. Among other things, the decision authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The decision also includes a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the decision (i) extends the rate cycle by one year (new rates will be effective for 2018 – 2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for Tax Act changes; (iii) authorizes BVES to construct all the capital projects requested in its application and provides additional funding for the fifth year added to the rate cycle, which total approximately $44 million of capital projects over the 5-year rate cycle; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 – 2022 are not subject to an earnings test.
Due to the delay in finalizing the electric general rate case, electric revenues recognized during 2018 and the first six months of 2019 were based on 2017 adopted rates. Because the CPUC final decision is retroactive to January 1, 2018, the cumulative retroactive earnings impact of the decision is included in the third quarter results of 2019, including approximately $0.03 per share related to the first six months of 2019, and $0.04 per share relating to the full year ended December 31, 2018.
California Assembly Bill No. 1054:
On July 12, 2019, the governor of California signed Assembly Bill No. 1054 (“AB 1054”), the provisions of which took effect immediately.  Among other things, AB 1054 provides a framework for electrical corporations to recover costs and expenses arising from a covered wildfire, as defined, and to allow cost recovery from ratepayers in particular circumstances.  The bill also establishes a Wildfire Fund to pay eligible claims arising from a covered wildfire under certain circumstances.  The Wildfire Fund is expected to be funded partially by electrical corporation shareholders, and partly by ratepayers.  California's three largest electric utilities are participating in the Wildfire Fund. Other investor-owned electric utilities (referred to as “regional” utilities), including GSWC's BVES division have decided not to participate.  It is highly unlikely that the Wildfire Fund will have any financial value for regional utilities such as BVES because withdrawals by a regional utility are capped per wildfire at three times the regional utility’s aggregate initial and annual contributions and withdrawals may only be made if and to the extent that the amount of the claims against the utility (which must be settled or finally adjudicated) in a given year exceed the greater of the amount of the utility’s insurance or $1 billion dollars. It is remote that claims from a wildfire will reach the $1 billion minimum, and if they did, the claims would likely exceed the amount that the electric division would be able to access from the Wildfire Fund.
AB 1054 also requires the CPUC, when determining whether an electric utility may recover costs and expenses arising from a wildfire from ratepayers, to allow cost recovery if the costs and expenses are determined to be just and reasonable based on reasonable conduct by the electric utility.  The electric utility has the burden of proof based on a preponderance of the evidence that its conduct was reasonable unless it has a valid safety certification for the time period in which the wildfire occurred or the plaintiff establishes reasonable doubt that GSWC acted reasonably.  At this time, GSWC intends to seek a safety certification from the CPUC in accordance with the current procedures adopted by the CPUC.  The bill also authorizes an electric utility to file an application requesting the CPUC to authorize the recovery of costs and expenses determined to be reasonable through the issuance of bonds secured by a rate component.
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
Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2019	9/30/2018	CHANGE
Water	$0.53	$0.47	$0.06
Electric (excluding retroactive impact of CPUC decision on general rate case)	0.03	0.02	0.01
Contracted services	0.12	0.13	(0.01)
AWR (parent)	0.01	—	0.01
Consolidated diluted earnings per share, adjusted	0.69	0.62	0.07
Retroactive impact of CPUC decision in the electric general rate case for first six months of 2019 and full year of 2018	0.07	—	0.07
Consolidated diluted earnings per share, as reported	$0.76	$0.62	$0.14
Water Segment:
Diluted earnings per share from the water segment for the three months ended September 30, 2019 increased by $0.06 per share as compared to the same period in 2018. The following items affected the comparability between the two periods (excluding the impact of billed surcharges, which have no impact to net earnings):

•
An increase in the water gross margin increased earnings by approximately $0.06 per share largely as a result of the May 2019 CPUC decision on the general rate case, which approved new water rates and adopted supply costs for 2019. As previously discussed, the 2019 water revenue requirement has also been reduced to reflect a decrease in depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, and is offset by a corresponding decrease in depreciation expense as discussed below, resulting in no impact to net earnings.

•
An overall decrease in operating expenses (excluding supply costs), which positively impacted earnings by $0.02 per share mostly due to lower depreciation and administrative and general expenses. As discussed above, the lower depreciation expense is reflected in the new revenue requirement approved in the general rate case. The decrease in administrative and general expenses was due, in large part, to timing differences related to the recognition of stock-based compensation expense. These decreases were partially offset by higher maintenance expense, and property and other taxes.

•
A decrease in the gains generated during the three months ended September 30, 2019 on Registrant's investments held to fund a retirement benefit plan due to market conditions as well as an increase in interest expense, decreased water earnings by approximately $0.01 per share, as compared to the same period of 2018.

•
Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the three months ended September 30, 2019 as compared to the same period in 2018, decreased earnings at the water segment by approximately $0.01 per share.

Electric Segment:
In August 2019, the CPUC issued a final decision on the electric general rate case, which sets new rates for the years 2018 through 2022. Since the new rates were retroactive to January 1, 2018, the impact of the new electric rates for the first six months of 2019 and all of 2018 are reflected in the results for the third quarter of 2019. Of the electric segment's $0.10 recorded earnings per share for the three months ended September 30, 2019, approximately $0.03 per share relates to the first six months of 2019, and $0.04 per share relates to the full year ended December 31, 2018, for a total of $0.07 per share, which is shown on a separate line in the table above.

Excluding this retroactive impact, for the three months ended September 30, 2019, diluted earnings from the electric segment were $0.03 per share as compared to $0.02 per share for the same period in 2018. There was an increase in the electric gross margin as a result of new rates authorized by the CPUC's August final decision, partially offset by an increase in the effective income tax rate as compared to the same period in 2018 resulting from certain flow-through taxes.
Contracted Services Segment:
For the three months ended September 30, 2019, diluted earnings from the contracted services segment were $0.12 per share as compared to $0.13 per share for the same period in 2018. The decrease was largely due to differences in the timing of construction work performed in 2019 as compared to 2018.
AWR (parent):
For the three months ended September 30, 2019, diluted earnings at AWR (parent) increased $0.01 per share due primarily to lower state unitary taxes.
Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment.

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2019	9/30/2018	CHANGE
Water	$1.33	$1.02	$0.31
Electric (excluding retroactive impact of CPUC decision on general rate case)	0.11	0.08	0.03
Contracted services	0.34	0.24	0.10
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, adjusted	1.79	1.35	0.44
Retroactive impact of CPUC decision in the electric general rate case related to the full year of 2018	0.04	—	0.04
Consolidated diluted earnings per share, as reported	$1.83	$1.35	$0.48
Water Segment:
Diluted earnings per share from the water segment for the nine months ended September 30, 2019 increased by $0.31 per share as compared to the same period in 2018 largely due to the approval of the water general rate case in May 2019. Also, included in the earnings for the nine months ended September 30, 2019 was a $1.1 million reduction to administrative and general expense, positively impacting earnings by $0.02 per share, to reflect the CPUC's approval for recovery of costs previously expensed as incurred and tracked in memorandum accounts. Excluding this $0.02 per share impact, diluted earnings per share from the water segment for the nine months ended September 30, 2019 increased by $0.29 per share due to the following items (excluding billed surcharges):

•	An increase in the water gross margin of $0.17 per share, as a result of new rates authorized by the CPUC's final decision on the water general rate case and retroactive to January 1, 2019.

•
An overall decrease in operating expenses (excluding supply costs), positively impacting earnings by $0.08 per share due, in large part, to lower depreciation expense resulting from lower authorized composite rates recently approved in the water general rate case. The decrease in depreciation expense from lower adopted composite rates also lowers the adopted water gross margin, resulting in no impact to net earnings. There was also a decrease in maintenance expense, which is expected to increase during the remainder of 2019.

•
An increase in interest and other income, net of interest expense, of $0.02 per share due to higher gains generated during the nine months ended September 30, 2019 on Registrant's investments held to fund a retirement benefit plan, as compared to the same period of 2018 due to market conditions.

•
Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the nine months ended September 30, 2019 as compared to the same period in 2018, increased earnings at the water segment by approximately $0.02 per share.

Electric Segment:
The CPUC's August 2019 final decision on the electric general rate case set new rates for 2018 through 2022 and is retroactive to January 1, 2018. As a result, the retroactive impact of the new electric rates for all of fiscal 2018 is reflected in the results for the nine months ended September 30, 2019. Of the electric segment's $0.15 earnings per share for the nine months ended September 30, 2019, approximately $0.04 per share relates to the full year ended December 31, 2018, which is shown on a separate line in the table above.
Excluding this retroactive impact, for the nine months ended September 30, 2019, diluted earnings from the electric segment were $0.11 per share as compared to $0.08 per share for the same period in 2018. The increase was due to a higher electric gross margin as a result of new rates authorized by the CPUC's August final decision, partially offset by a higher effective income tax rate as compared to the nine months ended September 30, 2018 due to changes in certain flow-through taxes.
Contracted Services Segment:
For the nine months ended September 30, 2019, diluted earnings per share from the contracted services segment were $0.34 per share as compared to $0.24 per share for the same period in 2018 due, in part, to the commencement of operations at Fort Riley in July 2018. There was also an increase in management fees and construction revenues at several other military bases due to the successful resolution of various price adjustments and an overall increase in construction activity compared to the same period in 2018, respectively.
The following discussion and analysis for the three and nine months ended September 30, 2019 and 2018 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$95,249	$87,689	$7,560	8.6%
Electric	11,996	7,875	4,121	52.3%
Contracted services	27,251	28,618	(1,367)	(4.8)%
Total operating revenues	134,496	124,182	10,314	8.3%

OPERATING EXPENSES
Water purchased	23,361	21,842	1,519	7.0%
Power purchased for pumping	3,042	3,217	(175)	(5.4)%
Groundwater production assessment	5,634	5,961	(327)	(5.5)%
Power purchased for resale	2,403	2,647	(244)	(9.2)%
Supply cost balancing accounts	(2,680)	(5,212)	2,532	(48.6)%
Other operation	8,267	8,355	(88)	(1.1)%
Administrative and general	20,626	21,570	(944)	(4.4)%
Depreciation and amortization	9,006	10,118	(1,112)	(11.0)%
Maintenance	4,109	3,422	687	20.1%
Property and other taxes	5,234	4,692	542	11.6%
ASUS construction	12,894	13,620	(726)	(5.3)%
Gain on sale of assets	(124)	(25)	(99)	*
Total operating expenses	91,772	90,207	1,565	1.7%

OPERATING INCOME	42,724	33,975	8,749	25.8%

OTHER INCOME AND EXPENSES
Interest expense	(6,279)	(5,948)	(331)	5.6%
Interest income	826	641	185	28.9%
Other, net	140	1,223	(1,083)	(88.6)%
	(5,313)	(4,084)	(1,229)	30.1%

INCOME BEFORE INCOME TAX EXPENSE	37,411	29,891	7,520	25.2%
Income tax expense	9,405	6,939	2,466	35.5%

NET INCOME	$28,006	$22,952	$5,054	22.0%

Basic earnings per Common Share	$0.76	$0.62	$0.14	22.6%

Fully diluted earnings per Common Share	$0.76	$0.62	$0.14	22.6%
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
Water
For the three months ended September 30, 2019, revenues from water operations increased $7.6 million to $95.2 million as compared to the same period in 2018 due primarily to new water rates approved in the May 2019 CPUC decision, which were retroactive to January 1, 2019. There were also revenue increases related to CPUC-approved surcharges to recover previously incurred costs as well as to cover increases in supply costs experienced in most ratemaking areas. These surcharges are largely offset by corresponding increases in operating expenses, resulting in an immaterial impact to earnings.
Billed water consumption for the third quarter of 2019 decreased by approximately 5% as compared to the same period in 2018. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
Electric revenues for the three months ended September 30, 2019 increased $4.1 million to $12.0 million, due to new rates approved in the August 2019 CPUC final decision on the electric general rate case, which was retroactive to January 1, 2018. Included in the $12.0 million of electric revenues was approximately $3.7 million relating to periods prior to the third quarter of 2019.
Billed electric usage during the three months ended September 30, 2019 decreased by approximately 3% as compared to the three months ended September 30, 2018.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended September 30, 2019, revenues from contracted services decreased $1.4 million to $27.3 million as compared to $28.6 million for the same period in 2018 largely due to differences in timing of construction work performed in 2019 as compared to 2018.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During 2019, ASUS has been awarded approximately $20.5 million in new construction projects, which have been or are expected to be completed during 2019 and 2020. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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

Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34.6% and 31.5% of total operating expenses for the three months ended September 30, 2019 and 2018, respectively.
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2019 and 2018. There was a $963,000 increase in surcharges recorded in water revenues to recover previously incurred costs, which did not impact water earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$95,249	$87,689	$7,560	8.6%
WATER SUPPLY COSTS:
Water purchased (1)	$23,361	$21,842	$1,519	7.0%
Power purchased for pumping (1)	3,042	3,217	(175)	(5.4)%
Groundwater production assessment (1)	5,634	5,961	(327)	(5.5)%
Water supply cost balancing accounts (1)	(3,330)	(5,639)	2,309	(40.9)%
TOTAL WATER SUPPLY COSTS	$28,707	$25,381	$3,326	13.1%
WATER GROSS MARGIN (2)	$66,542	$62,308	$4,234	6.8%

ELECTRIC OPERATING REVENUES (1)	$11,996	$7,875	$4,121	52.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,403	$2,647	$(244)	(9.2)%
Electric supply cost balancing accounts (1)	650	427	223	52.2%
TOTAL ELECTRIC SUPPLY COSTS	$3,053	$3,074	$(21)	(0.7)%
ELECTRIC GROSS MARGIN (2)	$8,943	$4,801	$4,142	86.3%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(2,680,000) and $(5,212,000) for the three months ended September 30, 2019 and 2018, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for the three months ended September 30, 2019 and 2018 were approximately 47% and 43%, respectively, as compared to the authorized adopted percentages of 39% and 30% for the three months ended September 30, 2019 and 2018, respectively. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Purchased water costs for the three months ended September 30, 2019 increased to $23.4 million as compared to $21.8 million for the same period in 2018.  The decrease in power purchased for pumping as well as groundwater production assessments were due to a higher mix of purchased water as compared to pumped water.
The under-collection balance in the water supply cost balancing account decreased by $2.3 million during the three months ended September 30, 2019 as compared to the same period in 2018 mainly due to updated adopted supply cost expenses from the approved water general rate case, resulting in a lower under-collection in the water supply cost balancing account.

For the three months ended September 30, 2019, the cost of power purchased for resale to BVES's customers decreased to $2.4 million as compared to $2.6 million during the same period in 2018. The over-collection in the electric supply cost balancing account increased as compared to the three months ended September 30, 2018 due to a decrease in the average price per megawatt-hour ("MWh"). The average price per MWh, including fixed costs, decreased from $81.95 for the three months ended September 30, 2018 to $77.48 for the same period in 2019.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2019 and 2018, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$6,203	$5,820	$383	6.6%
Electric Services	526	750	(224)	(29.9)%
Contracted Services	1,538	1,785	(247)	(13.8)%
Total other operation	$8,267	$8,355	$(88)	(1.1)%
For the three months ended September 30, 2019, other operation expense at the water segment increased due to higher surcharges billed for recovery of costs as compared to the same period in 2018. Excluding the increase in surcharges, which have no impact to earnings, other operation expenses at the water segment decreased by $50,000.
For the three months ended September 30, 2019, total other operation expenses for the electric segment decreased due to lower outside service costs and bad debt expense, while the $247,000 decrease at the contracted services segment was due to lower operation-related labor costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2019 and 2018, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$13,473	$14,268	$(795)	(5.6)%
Electric Services	1,732	2,099	(367)	(17.5)%
Contracted Services	5,418	5,201	217	4.2%
AWR (parent)	3	2	1	50.0%
Total administrative and general	$20,626	$21,570	$(944)	(4.4)%
For the three months ended September 30, 2019, administrative and general expenses at the water segment decreased by $795,000 due primarily to timing differences related to the recognition of stock-based compensation expense recorded in accordance with the respective accounting guidance. This decrease was partially offset by higher labor, other employee-related benefits and outside services costs, as well as an increase in surcharges billed for the recovery of administrative and general expenses as compared to the same period in 2018, which have no impact to earnings,
The decrease in administrative and general expenses at the electric segment was due to lower outside service and regulatory expenses.
For the three months ended September 30, 2019, the increase in administrative and general expenses for the contracted services segment was due to higher labor and labor-related costs, an increase in legal and outside service costs, and a greater proportion of shared services cost allocated to ASUS pursuant to the water general rate case decision.

Depreciation and Amortization
For the three months ended September 30, 2019 and 2018, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$7,690	$9,058	$(1,368)	(15.1)%
Electric Services	669	565	104	18.4%
Contracted Services	647	495	152	30.7%
Total depreciation and amortization	$9,006	$10,118	$(1,112)	(11.0)%
The May 2019 CPUC final decision in the water general rate case approved lower overall composite depreciation rates based on a revised depreciation study. The decrease in composite depreciation rates lowers the water gross margin, with a corresponding decrease in depreciation expense, resulting in no impact to net earnings. The decrease in depreciation expense resulting from the new composite rates was partially offset by increased depreciation from additions to utility plant.
The increases in depreciation expense at the electric and contracted services segments were due to plant additions in 2018 and 2019.
Maintenance
For the three months ended September 30, 2019 and 2018, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$3,383	$2,421	$962	39.7%
Electric Services	40	288	(248)	(86.1)%
Contracted Services	686	713	(27)	(3.8)%
Total maintenance	$4,109	$3,422	$687	20.1%
Maintenance expense at the water segment increased due to higher planned and unplanned maintenance as compared to the same period in 2018. Maintenance expense at the water segment is expected to continue increasing during the remainder of 2019.
For the three months ended September 30, 2019, the decrease in maintenance expense for the electric segment includes a $302,000 reduction to reflect the recovery of previously incurred costs approved by the CPUC in August 2019.
Property and Other Taxes
For the three months ended September 30, 2019 and 2018, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$4,483	$4,033	$450	11.2%
Electric Services	304	267	37	13.9%
Contracted Services	447	392	55	14.0%
Total property and other taxes	$5,234	$4,692	$542	11.6%
Property and other taxes increased overall due, in part, to capital additions at the water segment. There was also an increase in local franchise fees paid to various municipalities and counties, which are derived based on revenues and utility plant. With the approval of the new water rate case, the increase in franchise fees is reflected in the newly adopted revenue requirement.

ASUS Construction
For the three months ended September 30, 2019, construction expenses for contracted services were $12.9 million, decreasing $726,000 compared to the same period in 2018 due primarily to differences in the timing of construction work performed during 2019 as compared to 2018.
Interest Expense
For the three months ended September 30, 2019 and 2018, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$5,652	$5,472	$180	3.3%
Electric Services	334	309	25	8.1%
Contracted Services	137	73	64	87.7%
AWR (parent)	156	94	62	66.0%
Total interest expense	$6,279	$5,948	$331	5.6%
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
Interest Income
For the three months ended September 30, 2019 and 2018, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$446	$433	$13	3.0%
Electric Services	100	18	82	455.6%
Contracted Services	281	191	90	47.1%
AWR (parent)	(1)	(1)	—	—%
Total interest income	$826	$641	$185	28.9%
The increase in interest income during the three months ended September 30, 2019 was largely due to interest income recognized on certain initial construction projects performed by the contracted services segment at Fort Riley during the three months ended September 30, 2019, as well as interest related to regulatory assets for the electric segment as a result of the August 2019 CPUC final decision.
Other, net
For the three months ended September 30, 2019, other income decreased due to lower gains recorded on Registrant's investments held for a retirement benefit plan because of recent market conditions as compared to the same period in 2018. There was also an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.

Income Tax Expense
For the three months ended September 30, 2019 and 2018, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$6,720	$5,247	$1,473	28.1%
Electric Services	1,663	167	1,496	895.8%
Contracted Services	1,391	1,606	(215)	(13.4)%
AWR (parent)	(369)	(81)	(288)	355.6%
Total income tax expense	$9,405	$6,939	$2,466	35.5%
Consolidated income tax expense for the three months ended September 30, 2019 increased by $2.5 million due primarily to an increase in pretax income, largely due to new water rates as well as the retroactive impact of the electric general rate case. AWR's effective income tax rate ("ETR") was 25.1% and 23.2% for the three months ended September 30, 2019 and 2018, respectively. The increase was due primarily to the increase in GSWC's ETR, which was 26.4% and 23.2% for the three months ended September 30, 2019 and 2018, respectively, resulting primarily from changes in certain flow-through items. Partially offsetting the increase in GSWC's ETR were lower state taxes at AWR (parent).

Consolidated Results of Operations — Nine Months Ended September 30, 2019 and 2018 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$248,112	$228,834	$19,278	8.4%
Electric	30,033	25,548	4,485	17.6%
Contracted services	82,731	71,429	11,302	15.8%
Total operating revenues	360,876	325,811	35,065	10.8%

OPERATING EXPENSES
Water purchased	55,263	52,057	3,206	6.2%
Power purchased for pumping	6,562	7,141	(579)	(8.1)%
Groundwater production assessment	14,020	15,146	(1,126)	(7.4)%
Power purchased for resale	8,498	8,439	59	0.7%
Supply cost balancing accounts	(2,845)	(11,110)	8,265	(74.4)%
Other operation	24,546	24,125	421	1.7%
Administrative and general	61,827	62,076	(249)	(0.4)%
Depreciation and amortization	26,493	29,794	(3,301)	(11.1)%
Maintenance	9,728	10,921	(1,193)	(10.9)%
Property and other taxes	15,000	13,863	1,137	8.2%
ASUS construction	39,671	35,168	4,503	12.8%
Gain on sale of assets	(236)	(43)	(193)	*
Total operating expenses	258,527	247,577	10,950	4.4%

OPERATING INCOME	102,349	78,234	24,115	30.8%

OTHER INCOME AND EXPENSES
Interest expense	(18,878)	(17,919)	(959)	5.4%
Interest income	2,644	1,813	831	45.8%
Other, net	2,073	1,844	229	12.4%
	(14,161)	(14,262)	101	(0.7)%

INCOME BEFORE INCOME TAX EXPENSE	88,188	63,972	24,216	37.9%
Income tax expense	20,546	13,890	6,656	47.9%

NET INCOME	$67,642	$50,082	$17,560	35.1%

Basic earnings per Common Share	$1.83	$1.36	$0.47	34.6%

Fully diluted earnings per Common Share	$1.83	$1.35	$0.48	35.6%
* not meaningful

Operating Revenues:
Water
For the nine months ended September 30, 2019, revenues from water operations increased $19.3 million to $248.1 million as compared to the same period in 2018 as a result of new CPUC-approved water rates effective January 1, 2019 as part of the May 2019 general rate case final decision. There were also revenue increases related to CPUC-approved surcharges to recover previously incurred costs as well as to cover increases in supply costs experienced in most ratemaking areas. These surcharges are largely offset by corresponding increases in operating expenses, resulting in an immaterial impact to earnings. The increase in surcharge revenues was offset by a corresponding increase in operating expenses (primarily administrative and general), also resulting in no impact to earnings.
Billed water consumption for the first nine months of 2019 decreased approximately 8% as compared to the same period in 2018. Changes in consumption generally do not have a significant impact on revenues due to the WRAM.
Electric
For the nine months ended September 30, 2019, revenues from electric operations were $30.0 million as compared to $25.5 million for the same period in 2018 due to new rates approved in the August 2019 CPUC final decision on the electric general rate case, which were retroactive to January 1, 2018. Included in revenues for the nine months ended September 30, 2019 was approximately $2.3 million which related to the full year of 2018.
 Billed electric usage increased by approximately 4% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  Due to the CPUC-approved BRRAM, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
 Contracted Services
For the nine months ended September 30, 2019, revenues from contracted services increased $11.3 million to $82.7 million as compared to $71.4 million for the same period in 2018, primarily due to the commencement of operations at Fort Riley in July 2018. There was also an increase in management fees and construction revenues at various other military bases served.

Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.5% and 28.9% of total operating expenses for the nine months ended September 30, 2019 and 2018, respectively. The following table provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands). There was an increase in surcharges of $497,000 recorded in water revenues, which did not impact water earnings. Surcharges are recorded to revenues when billed to customers and are offset by a corresponding increase in operating expenses, resulting in no impact to earnings.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$248,112	$228,834	$19,278	8.4%
WATER SUPPLY COSTS:
Water purchased (1)	$55,263	$52,057	$3,206	6.2%
Power purchased for pumping (1)	6,562	7,141	(579)	(8.1)%
Groundwater production assessment (1)	14,020	15,146	(1,126)	(7.4)%
Water supply cost balancing accounts (1)	(4,758)	(12,478)	7,720	(61.9)%
TOTAL WATER SUPPLY COSTS	$71,087	$61,866	$9,221	14.9%
WATER GROSS MARGIN (2)	$177,025	$166,968	$10,057	6.0%

ELECTRIC OPERATING REVENUES (1)	$30,033	$25,548	$4,485	17.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$8,498	8,439	$59	0.7%
Electric supply cost balancing accounts (1)	1,913	1,368	545	39.8%
TOTAL ELECTRIC SUPPLY COSTS	$10,411	$9,807	$604	6.2%
ELECTRIC GROSS MARGIN (2)	$19,622	$15,741	$3,881	24.7%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(2,845,000) and $(11,110,000) for the nine months ended September 30, 2019 and 2018, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
The overall actual percentages of purchased water for the nine months ended September 30, 2019 and 2018 were 45% and 41%, respectively, as compared to the adopted percentage of approximately 36% and 29% for the nine months ended September 30, 2019 and 2018, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.  Purchased water costs for the nine months ended September 30, 2019 increased to $55.3 million as compared to $52.1 million for the same period in 2018 primarily due to an increase in wholesale water costs, partially offset by a decrease in customer usage.
For the nine months ended September 30, 2019 and 2018, power purchased for pumping decreased by $579,000 due to a higher mix of purchased water as compared to pumped water. Groundwater production assessments decreased $1.1 million due to a decrease in the amount of water pumped, partially offset by higher pump tax rates for the nine months ended September 30, 2019 as compared to the same period in 2018.
The under-collection in the water supply cost balancing account decreased $7.7 million during the nine months ended September 30, 2019 as compared to the same period in 2018 mainly due to updated adopted supply cost amounts from the general rate case, resulting in a lower under-collection in the water supply cost balancing account as compared to the same period in 2018.

Other Operation
For the nine months ended September 30, 2019 and 2018, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$17,681	$17,307	$374	2.2%
Electric Services	1,962	2,116	(154)	(7.3)%
Contracted Services	4,903	4,702	201	4.3%
Total other operation	$24,546	$24,125	$421	1.7%
For the nine months ended September 30, 2019, other operation expenses at the water segment increased due primarily to an increase in surcharges, with a corresponding increase in water revenues, resulting in no impact to earnings.
Administrative and General
For the nine months ended September 30, 2019 and 2018, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$39,090	$40,833	$(1,743)	(4.3)%
Electric Services	5,887	5,860	27	0.5%
Contracted Services	16,843	15,376	1,467	9.5%
AWR (parent)	7	7	—	—%
Total administrative and general	$61,827	$62,076	$(249)	(0.4)%
For the nine months ended September 30, 2019, administrative and general expenses at the water segment decreased due, in part, to a $1.1 million reduction to reflect the CPUC's approval in the May 2019 final decision on the water general rate case for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. Excluding this reduction as well as a decrease in surcharges billed during the nine months ended September 30, 2019 as compared to the same period of 2018, administrative and general costs at the water segment increased by $548,000 due primarily to higher employee-related compensation and other benefits. As previously discussed, surcharges are recorded in revenue with a corresponding and offsetting amount recorded to administrative and general expenses, having no impact on earnings.
For the nine months ended September 30, 2019, administrative and general expenses for contracted services increased by $1.5 million as compared to the nine months ended September 30, 2018 due to labor and labor-related costs from the commencement of operations at Fort Riley as of July 1, 2018, and a greater allocation of shared services costs to ASUS pursuant to the final decision on the water general rate case.
Depreciation and Amortization
For the nine months ended September 30, 2019 and 2018, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$22,484	$26,693	$(4,209)	(15.8)%
Electric Services	1,870	1,694	176	10.4%
Contracted Services	2,139	1,407	732	52.0%
Total depreciation and amortization	$26,493	$29,794	$(3,301)	(11.1)%
For the nine months ended September 30, 2019, depreciation and amortization expense for water services decreased due to lower overall composite depreciation rates approved in the water general rate case. The decrease in depreciation expense was partially offset by increased depreciation from additions to utility plant at both the water and electric segments. The decrease in composite depreciation rates lowers the water gross margin, with a corresponding decrease in depreciation expense, resulting in no impact to net earnings. The increase in depreciation for the contracted services segment was due primarily to construction vehicles and other heavy equipment additions to fixed assets, as well as the commencement of operations at Fort Riley.
Maintenance
For the nine months ended September 30, 2019 and 2018, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$7,237	$8,236	$(999)	(12.1)%
Electric Services	551	798	(247)	(31.0)%
Contracted Services	1,940	1,887	53	2.8%
Total maintenance	$9,728	$10,921	$(1,193)	(10.9)%
Maintenance expense for water services decreased due to a lower level of unplanned maintenance as compared to the same period in 2018. Maintenance expense at the water segment is expected to increase during the remainder of 2019. The decrease in maintenance expense for the electric segment reflects a $302,000 reduction recorded in connection with the CPUC's approval in the electric general rate case for recovery of previously incurred maintenance costs.
Property and Other Taxes
For the nine months ended September 30, 2019 and 2018, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$12,781	$11,889	$892	7.5%
Electric Services	841	801	40	5.0%
Contracted Services	1,378	1,173	205	17.5%
Total property and other taxes	$15,000	$13,863	$1,137	8.2%
Property and other taxes increased overall during the nine months ended September 30, 2019 due primarily to capital additions and associated higher assessed property values.
ASUS Construction
For the nine months ended September 30, 2019, construction expenses for contracted services were $39.7 million, increasing $4.5 million compared to the same period in 2018 due to an increase in overall construction activity as compared to the same period in 2018.
Interest Expense
For the nine months ended September 30, 2019 and 2018, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$16,897	$16,352	$545	3.3%
Electric Services	1,088	1,045	43	4.1%
Contracted Services	426	271	155	57.2%
AWR (parent)	467	251	216	86.1%
Total interest expense	$18,878	$17,919	$959	5.4%
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

Interest Income
For the nine months ended September 30, 2019 and 2018, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$1,342	$1,257	$85	6.8%
Electric Services	155	31	124	400.0%
Contracted Services	1,150	526	624	118.6%
AWR (parent)	(3)	(1)	(2)	N/A
Total interest income	$2,644	$1,813	$831	45.8%
The increase in interest income during the nine months ended September 30, 2019, was largely due to interest income recognized on certain initial construction projects performed at Fort Riley as well as interest related to regulatory assets for the electric segment as a result of the August 2019 CPUC final decision.
Other, net
For the nine months ended September 30, 2019, other income increased by $229,000 due primarily to higher gains on investments due to recent market conditions, as compared to the same period in 2018, partially offset by an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to the same period in 2018. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.
Income Tax Expense
For the nine months ended September 30, 2019 and 2018, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	$ CHANGE	% CHANGE
Water Services	$15,205	$10,805	$4,400	40.7%
Electric Services	2,124	938	1,186	126.4%
Contracted Services	3,816	2,865	951	33.2%
AWR (parent)	(599)	(718)	119	(16.6)%
Total income tax expense	$20,546	$13,890	$6,656	47.9%
Consolidated income tax expense for the nine months ended September 30, 2019 increased due to an increase in pretax income. AWR's consolidated ETR increased to 23.3% for the nine months ended September 30, 2019 as compared to 21.7% for the nine months ended September 30, 2018. GSWC's ETR during the nine months ended September 30, 2019 was 24.1% as compared to 22.5% for the nine months ended September 30, 2018 due, in part, to changes in certain flow taxes.

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

Liquidity and Capital Resources
     AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $245.5 million was available on September 30, 2019 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2019, AWR amended this credit facility to increase its borrowing capacity from $150.0 million to $200.0 million.  As of September 30, 2019, there was $194.5 million outstanding under this facility.  On October 31, 2019, AWR further amended its credit facility to temporarily increase its borrowing capacity by $25 million, from $200.0 million to $225.0 million, effective through June 30, 2020.  Management intends to obtain additional financing during 2020 by issuing long-term debt at GSWC.  GSWC intends to use the proceeds from any additional long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures.  AWR parent intends to use any financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
During the nine months ended September 30, 2019, GSWC incurred $100.3 million in company-funded capital expenditures. During 2019, Registrant's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
In April 2019, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In May 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised outlook from positive to stable for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On October 29, 2019, AWR's Board of Directors approved a fourth quarter dividend of $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 2, 2019 to shareholders of record at the close of business on November 15, 2019.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds along with borrowings from AWR's credit facility are adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases and any adjustments arising out of an audit or investigation by federal governmental agencies.

The lower federal tax rate and the elimination of bonus depreciation brought about by the Tax Act are expected to reduce Registrant's cash flows from operating activities, and result in higher financing costs arising from an increased need to borrow and/or issue equity securities. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, in the third quarter of 2019 GSWC refunded to water customers approximately $7.2 million of over-collections recorded in this memorandum account as a one-time surcredit.
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
 Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $84.3 million for the nine months ended September 30, 2019 as compared to $108.4 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage, delays in receiving decisions on the water and electric general rate cases and also the refunding of $7.2 million to water customers during the third quarter of 2019 related to the Tax Act. The decrease in water customer usage increases the under-collection balance in the WRAM regulatory asset, which is filed annually for recovery. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $110.7 million for the nine months ended September 30, 2019 as compared to $88.8 million for the same period in 2018, due to an increase in capital expenditures during the first nine months of 2019. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and stock option exercises and the repurchase of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on Registrant's credit facility are used to fund capital expenditures until long-term financing is arranged.
Net cash provided by financing activities was $29.6 million for the nine months ended September 30, 2019 as compared to cash used in financing activities of $17.9 million during the same period in 2018. This increase in cash was due to an increase in borrowings under Registrant's revolving credit facility during the nine months ended September 30, 2019. The increased borrowings were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of capital expenditures.
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
GSWC may, at times, utilize external sources, including equity investments and borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  On October 31, 2019, AWR amended its credit facility to temporarily increase its borrowing capacity by $25 million, from $200.0 million to $225.0 million, effective through June 30, 2020.  Management intends to obtain additional financing during 2020 by issuing long-term debt at GSWC.  GSWC intends to use the proceeds from any additional long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures.

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
Cash generated from operating activities is expected to increase due to new water and electric rates and surcharges implemented as a result of the CPUC final decisions on the water and electric general rate cases issued in May and August of 2019, respectively.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $69.0 million for the nine months ended September 30, 2019 as compared to $93.8 million for the same period in 2018.  There was a decrease in cash receipts due to lower water customer usage, delays in receiving decisions on the water and electric general rate cases and also the refunding of $7.2 million to water customers during the third quarter of 2019 related to the Tax Act. The decrease in water customer usage increases the under-collection balance in the WRAM regulatory asset, which is filed annually for recovery. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $104.4 million for the nine months ended September 30, 2019 as compared to $80.7 million for the same period in 2018. Cash used for capital expenditures was $104.8 million for the nine months ended September 30, 2019 as compared to $79.2 million during the same period in 2018. During 2019, GSWC's company-funded capital expenditures are estimated to be approximately $115 - $125 million.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $35.7 million for the nine months ended September 30, 2019 as compared to cash used of $13.1 million for the same period in 2018.  The increase in cash from financing activities was due to an increase in intercompany borrowings during the nine months ended September 30, 2019, which were used to repay $40.0 million of GSWC's 6.70% senior note, which matured in March 2019, and to fund a portion of GSWC's capital expenditures.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2018 for a detailed discussion of contractual obligations and other commitments. In September 2019, GSWC entered into new purchase power agreements as further described in Note 5 of the Notes to Consolidated Financial Statements, increasing GSWC's total purchase power commitments to $28.0 million. In March 2019, GSWC repaid $40 million of its 6.70% senior note. Effective January 1, 2019, Registrant adopted the new lease standard as further described in Note 10 of the Notes to Consolidated Financial Statements.

Contracted Services
Under the terms of its utility privatization contracts with the U.S. government, each contract's price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REA”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of a continuing resolution for the fiscal year 2019/2020 Department of Defense budget, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Regulatory Matters
General Rate Cases and Other Filings:
Water Segment:
In July 2017, GSWC filed a general rate case application for all of its water regions and the general office to determine new rates for the years 2019 - 2021. On May 30, 2019, the CPUC issued a final decision which authorizes GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Excluding the advice letter project revenues, the new rates approved are expected to increase the water gross margin for 2019 by approximately $7.1 million, adjusted for updated inflation index values since the August 2018 settlement, as compared to the 2018 adopted water gross margin. The 2019 water revenue requirement has been reduced to reflect a decrease of approximately $7.0 million in depreciation expense, compared to the adopted 2018 depreciation expense, due to a reduction in the overall composite depreciation rates based on a revised study filed in the general rate case. The decrease in depreciation expense lowers the water gross margin, with a corresponding decrease in depreciation expense, resulting in no impact to net earnings. In addition, the 2019 water revenue requirement includes a decrease of approximately $2.2 million for excess deferred tax refunds as a result of the Tax Act, with a corresponding decrease in income tax expense resulting in no impact to net earnings. Had depreciation expense remained the same as the 2018 adopted amount and there were no excess deferred tax refunds that lowered the 2019 revenue requirement, the water gross margin for 2019 would have increased by approximately $16.3 million.
As result of the May 2019 CPUC final decision, GSWC implemented new water rates on June 8, 2019. The new rates are retroactive to January 1, 2019. Due to the delay in receiving a final decision by the CPUC, billed water revenues up to June 8, 2019 were based on 2018 adopted rates. Because the new rates are retroactive to January 1, 2019, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019. The final decision also approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. Surcharges have been implemented to recover the rate difference between billed water revenues through June 8, 2019, and final rates authorized by the CPUC, retroactive to January 1, 2019, over 12 to 24 months.
In December 2017, the Tax Act was signed into federal law and was generally effective January 1, 2018. The most significant provisions of the Tax Act impacting GSWC was the reduction of the federal corporate income tax rate from 35% to 21% and the elimination of bonus depreciation for regulated utilities. Pursuant to a CPUC directive, the 2018 impact of the Tax Act on the water adopted revenue requirement was tracked in a memorandum account effective January 1, 2018. On July 1, 2018, new lower water rates, which incorporate the new federal income tax rate, were implemented for all water ratemaking areas. As a result of receiving the May 2019 CPUC final decision on the water general rate case, during the third quarter of 2019 GSWC refunded to water customers approximately $7.2 million of over-collections recorded in this memorandum account.
The final decision also allows for potential additional water revenue increases in 2020 and 2021 of approximately $9.1 million (based on current inflationary index values) and $12.0 million, respectively, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In May 2017, GSWC filed its electric general rate case application with the CPUC to determine new electric rates for the years 2018 through 2021.
On August 15, 2019, the CPUC issued a final decision on this general rate case which, among other things, authorizes a new return on equity for GSWC's electric segment of 9.60%, as compared to its previously authorized return of 9.95%. The decision also includes a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. Furthermore, the decision (i) extends the rate cycle by one year (new rates will be effective for 2018 - 2022); (ii) increases the electric gross margin for 2018 by approximately $2.0 million compared to the 2017 adopted electric gross margin, adjusted for the Tax Act changes; (iii) authorizes BVES to construct all the capital projects requested in its application and provides additional funding for the fifth year added to the rate cycle, which total approximately $44 million of capital projects over the 5-year rate cycle; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022 (the rate increases for 2019 – 2022 are not subject to an earnings test).
Due to the delay in finalizing the electric general rate case, billed electric revenues during 2018 and the first nine months of 2019 were based on 2017 adopted rates. Because the CPUC final decision is retroactive to January 1, 2018, the cumulative retroactive earnings impact of the decision is included in the third quarter results of 2019, including approximately $0.03 per share related to the first six months of 2019, and $0.04 per share relating to the full year ended December 31, 2018.
Application to Transfer Electric Utility Operations to New Subsidiary:
GSWC filed applications with the CPUC and the Federal Energy Regulatory Commission in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity and stand-alone subsidiary of AWR.  Due to the differences in operations, regulations, and risks, management believes a separate electric legal entity and stand-alone subsidiary of AWR is in the best interests of customers, employees, and the communities served.  This reorganization plan is subject to regulatory approvals and, if approved, is not expected to result in a substantive change to AWR's operations and business segments. On October 11, 2019, the Federal Energy Regulatory Commission approved GSWC's application for reorganization. The CPUC is scheduled to issue a final decision on this matter by the end of 2019.
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
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes.  These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances (e.g., PFOA and PFAS). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.  Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notification requirements for water systems detecting levels of PFAS above certain levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional treatment costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detections, and provided updated information via its website.
Lead Testing in Schools:
In January 2017, the California State Water Resources Control Board - Division of Drinking Water (DDW) issued a permit amendment that required all community water systems to test the schools in their service area for lead, if sampling is requested in writing by the institution’s officials. In addition, the California Assembly passed Assembly Bill 746 in October 2017, which required all community water systems that serve a school site of a local educational agency with a building constructed before January 1, 2010, to test for lead in the potable water system of the school site on or before July 1, 2019. GSWC worked extensively with the schools in its service areas. As a result of concerted outreach to the schools, GSWC completed lead sampling at all schools in its service area as of June 30, 2019, with the exception of one school district in the Bell-Bell Gardens system. DDW has been notified regarding the lack of response from this school district.
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
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps for implementing this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and the State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and implement plans. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd or a new standard as recommended by DWR.

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
As of October 29, 2019, the U.S. Drought Monitor estimated that approximately 18% of California ranks as “Abnormally Dry” with 2% of the State in the rank of “Moderate Drought.” This is in comparison to October of 2018 when approximately 19% of the State was considered in “Severe Drought” and 3% was in the rank of "Extreme Drought.” Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas.  GSWC continues assessing water supply conditions and water-use restrictions in these service areas and will make appropriate adjustments as needed.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In June 2019, DWR set SWP delivery allocation at 75 percent of requests for the 2019 calendar year.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2019	11,795		$76.66	—	—
August 1 – 31, 2019	282		$87.07	—	—
September 1 – 30, 2019	2,603		$92.91	—	—
Total	14,680	(2)	$79.74	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 11,124 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Mine Safety Disclosure
     Not applicable
Item 5. Other Information

(a)
On October 29, 2019, AWR's Board of Directors approved a fourth quarter dividend of $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 2, 2019 to shareholders of record at the close of business on November 15, 2019.

(b)
On October 31, 2019, the Company entered into an eighth amendment to its Credit Agreement in order to temporarily increase the aggregate commitment of the Lender by an additional $25,000,000 to $225,000,000 through June 30, 2020.

(c)	There have been no material changes during the third quarter of 2019 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.10	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.11	Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended (1)

10.12	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.13	2008 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed March 25, 2016 (2)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	November 4, 2019