Form 10-Q
period 2020-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2020-05-04
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

or

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
As of May 1, 2020, the number of Common Shares outstanding of American States Water Company was 36,883,771 shares. As of May 1, 2020, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

•
the economic impact of the COVID-19 pandemic on GSWC’s liquidity and the value of its pension and other retirement plan assets, and the ability of GSWC and the Military Privatization Subsidiaries to continue to operate, maintain, repair and improve their infrastructure and to provide services to its customers in the ordinary course of business;

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

•
the liquidity impact of California Senate Bill No. 998, which went into effect on February 1, 2020 and prohibits a water company from discontinuing residential water service for nonpayment until a payment by a customer has been delinquent for at least 60 days, and prohibits residential service from being discontinued under specified circumstances;

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

•
changes in laboratory detection capabilities and drinking water notification levels for certain substances, such as fluorinated organic perfluoroalkyl chemicals (e.g. PFOA and PFOS) used to make certain fabrics and other materials, used in certain fire suppression agents and also used in various industrial processes;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Property, Plant and Equipment
Regulated utility plant, at cost	$1,946,662	$1,926,543
Non-utility property, at cost	33,877	32,425
Total	1,980,539	1,958,968
Less - Accumulated depreciation	(548,142)	(543,263)
Net property, plant and equipment	1,432,397	1,415,705

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	27,744	30,293
Total other property and investments	28,860	31,409

Current Assets
Cash and cash equivalents	429	1,334
Accounts receivable — customers (less allowance for doubtful accounts of $1,086 in 2020 and $857 in 2019)	24,599	20,907
Unbilled receivable	19,548	20,482
Receivable from the U.S. government	20,879	22,613
Other accounts receivable (less allowance for doubtful accounts of $59 in 2020 and 2019)	3,032	3,096
Income taxes receivable	2,435	5,685
Materials and supplies, at weighted average cost	7,343	6,429
Regulatory assets — current	20,974	20,930
Prepayments and other current assets	9,417	5,413
Contract assets	18,749	15,567
Total current assets	127,405	122,456

Other Assets
Unbilled revenue- receivable from U.S. government	8,138	8,621
Receivable from the U.S. government	42,740	42,206
Contract assets	1,094	64
Operating lease right-of-use assets	12,556	13,168
Other	7,699	7,702
Total other assets	72,227	71,761

Total Assets	$1,660,889	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2020	December 31, 2019
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,883,771 shares in 2020 and 36,846,614 shares in 2019	$255,841	$255,566
Earnings reinvested in the business	348,742	345,964
Total common shareholders’ equity	604,583	601,530
Long-term debt	280,971	280,996
Total capitalization	885,554	882,526

Current Liabilities
Notes payable to banks	32,000	5,000
Long-term debt — current	349	344
Accounts payable	43,516	55,616
Income taxes payable	171	95
Accrued other taxes	8,367	11,110
Accrued employee expenses	14,681	14,255
Accrued interest	6,423	3,050
Unrealized loss on purchased power contracts	4,280	3,171
Contract liabilities	10,675	11,167
Operating lease liabilities	1,815	1,849
Other	10,243	10,341
Total current liabilities	132,520	115,998

Other Credits
Notes payable to bank	200,000	200,000
Advances for construction	63,925	63,989
Contributions in aid of construction - net	137,661	134,706
Deferred income taxes	126,456	125,304
Regulatory liabilities	19,107	23,380
Unamortized investment tax credits	1,274	1,295
Accrued pension and other postretirement benefits	69,213	68,469
Operating lease liabilities	11,174	11,739
Other	14,005	13,925
Total other credits	642,815	642,807

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,660,889	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2020 AND 2019
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2020	2019
Operating Revenues
Water	$71,424	$64,723
Electric	10,968	10,629
Contracted services	26,685	26,381
Total operating revenues	109,077	101,733

Operating Expenses
Water purchased	14,092	13,140
Power purchased for pumping	1,859	1,538
Groundwater production assessment	4,148	3,746
Power purchased for resale	3,043	3,704
Supply cost balancing accounts	(2,165)	(1,372)
Other operation	8,486	8,571
Administrative and general	22,950	21,672
Depreciation and amortization	8,811	10,832
Maintenance	3,884	2,566
Property and other taxes	5,159	4,896
ASUS construction	13,115	12,245
Gain on sale of assets	(4)	—
Total operating expenses	83,378	81,538

Operating Income	25,699	20,195

Other Income and Expenses
Interest expense	(6,050)	(6,317)
Interest income	558	942
Other, net	(2,234)	1,342
Total other income and expenses, net	(7,726)	(4,033)

Income before income tax expense	17,973	16,162

Income tax expense	3,901	3,310

Net Income	$14,072	$12,852

Weighted Average Number of Common Shares Outstanding	36,860	36,773
Basic Earnings Per Common Share	$0.38	$0.35

Weighted Average Number of Diluted Shares	36,969	36,951
Fully Diluted Earnings Per Common Share	$0.38	$0.35

Dividends Declared Per Common Share	$0.305	$0.275

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2019	36,847	$255,566	$345,964	$601,530
Add:
Net income			14,072	14,072
Exercise of stock options and other issuances of Common Shares	37	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		193		193
Dividend equivalent rights on stock-based awards not paid in cash		52		52
Deduct:
Dividends on Common Shares			11,242	11,242
Dividend equivalent rights on stock-based awards not paid in cash			52	52
Balances at March 31, 2020	36,884	$255,841	$348,742	$604,583

	Three Months Ended March 31, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223
Add:
Net income			12,852	12,852
Exercise of stock options and other issuances of Common Shares	37	75		75
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		463		463
Dividend equivalent rights on stock-based awards not paid in cash		70		70
Deduct:
Dividends on Common Shares			10,113	10,113
Dividend equivalent rights on stock-based awards not paid in cash			70	70
Balances at March 31, 2019	36,795	$254,297	$307,203	$561,500

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$14,072	$12,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,892	10,890
Provision for doubtful accounts	273	157
Deferred income taxes and investment tax credits	574	(2,321)
Stock-based compensation expense	1,844	1,998
Gain on sale of assets	(4)	—
Loss (gain) on investments held in a trust	2,413	(1,530)
Other — net	114	52
Changes in assets and liabilities:
Accounts receivable — customers	(4,085)	5,755
Unbilled receivable	1,417	7,957
Other accounts receivable	64	1,100
Receivables from the U.S. government	704	(2,322)
Materials and supplies	(914)	(117)
Prepayments and other assets	(3,400)	(1,329)
Contract assets	(3,716)	(1,576)
Regulatory assets	(2,976)	(3,987)
Accounts payable	(4,112)	(6,131)
Income taxes receivable/payable	3,326	5,572
Contract liabilities	(492)	2,896
Accrued pension and other postretirement benefits	1,306	1,686
Other liabilities	354	(2,222)
Net cash provided	15,654	29,380

Cash Flows From Investing Activities:
Capital expenditures	(33,544)	(40,562)
Proceeds from sale of assets	46	—
Other investing activities	121	213
Net cash used	(33,377)	(40,349)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	30	75
Receipt of advances for and contributions in aid of construction	3,522	1,927
Refunds on advances for construction	(591)	(562)
Retirement or repayments of long-term debt	(92)	(40,086)
Net change in notes payable to banks	27,000	56,000
Dividends paid	(11,242)	(10,113)
Other financing activities	(1,809)	(1,569)
Net cash provided	16,818	5,672
Net change in cash and cash equivalents	(905)	(5,297)
Cash and cash equivalents, beginning of period	1,334	7,141
Cash and cash equivalents, end of period	$429	$1,844

Non-cash transactions:
Accrued payables for investment in utility plant	$15,748	$27,207
Property installed by developers and conveyed	$856	$678

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Utility Plant
Utility plant, at cost	$1,946,662	$1,926,543
Less - Accumulated depreciation	(535,905)	(531,801)
Net utility plant	1,410,757	1,394,742

Other Property and Investments	25,666	28,212

Current Assets
Cash and cash equivalents	431	401
Accounts receivable-customers (less allowance for doubtful accounts of $1,086 in 2020 and $857 in 2019)	24,599	20,907
Unbilled receivable	17,427	18,636
Other accounts receivable (less allowance for doubtful accounts of $59 in 2020 and 2019)	1,888	1,857
Income taxes receivable from Parent	5,041	7,727
Materials and supplies, at average cost	5,708	4,920
Regulatory assets — current	20,974	20,930
Prepayments and other current assets	7,248	4,497
Total current assets	83,316	79,875

Other Assets
Operating lease right-of-use assets	12,235	12,745
Other	6,885	6,880
Total other assets	19,120	19,625

Total Assets	$1,538,859	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2020	December 31, 2019
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2019 and 2018	$294,054	$293,754
Earnings reinvested in the business	257,340	257,434
Total common shareholder’s equity	551,394	551,188
Long-term debt	280,971	280,996
Total capitalization	832,365	832,184

Current Liabilities
Intercompany payable to Parent	182,447	158,845
Long-term debt — current	349	344
Accounts payable	36,341	45,756
Accrued other taxes	7,841	10,640
Accrued employee expenses	12,766	12,386
Accrued interest	6,127	2,736
Unrealized loss on purchased power contracts	4,280	3,171
Operating lease liabilities	1,614	1,612
Other	9,655	9,745
Total current liabilities	261,420	245,235

Other Credits
Advances for construction	63,925	63,989
Contributions in aid of construction — net	137,661	134,706
Deferred income taxes	128,926	127,806
Regulatory liabilities	19,107	23,380
Unamortized investment tax credits	1,274	1,295
Accrued pension and other postretirement benefits	69,213	68,469
Operating lease liabilities	11,080	11,588
Other	13,888	13,802
Total other credits	445,074	445,035

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,538,859	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2020 AND 2019
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating Revenues
Water	$71,424	$64,723
Electric	10,968	10,629
Total operating revenues	82,392	75,352

Operating Expenses
Water purchased	14,092	13,140
Power purchased for pumping	1,859	1,538
Groundwater production assessment	4,148	3,746
Power purchased for resale	3,043	3,704
Supply cost balancing accounts	(2,165)	(1,372)
Other operation	6,630	6,860
Administrative and general	16,838	16,094
Depreciation and amortization	8,029	9,989
Maintenance	3,193	1,913
Property and other taxes	4,633	4,413
Total operating expenses	60,300	60,025

Operating Income	22,092	15,327

Other Income and Expenses
Interest expense	(5,777)	(5,998)
Interest income	318	408
Other, net	(2,203)	1,405
Total other income and expenses, net	(7,662)	(4,185)

Income before income tax expense	14,430	11,142

Income tax expense	3,228	2,120

Net Income	$11,202	$9,022

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			11,202	11,202
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		254		254
Dividend equivalent rights on stock-based awards not paid in cash		46		46
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			46	46
Balances at March 31, 2020	165	$294,054	$257,340	$551,394

	Three Months Ended March 31, 2019
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2018	165	$292,412	$211,163	$503,575
Add:
Net income			9,022	9,022
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		572		572
Dividend equivalent rights on stock-based awards not paid in cash		60		60
Deduct:
Dividends on Common Shares			10,100	10,100
Dividend equivalent rights on stock-based awards not paid in cash			60	60
Balances at March 31, 2019	165	$293,044	$210,025	$503,069

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$11,202	$9,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,111	10,047
Provision for doubtful accounts	273	155
Deferred income taxes and investment tax credits	542	(2,849)
Stock-based compensation expense	1,706	1,845
Loss (gain) on investments held in a trust	2,413	(1,530)
Other — net	70	75
Changes in assets and liabilities:
Accounts receivable — customers	(4,085)	5,755
Unbilled receivable	1,209	3,437
Other accounts receivable	(31)	835
Materials and supplies	(788)	116
Prepayments and other assets	(2,246)	(331)
Regulatory assets	(2,976)	(3,987)
Accounts payable	(1,427)	(1,081)
Intercompany receivable/payable	(398)	(641)
Income taxes receivable/payable from/to Parent	2,686	4,969
Accrued pension and other postretirement benefits	1,306	1,686
Other liabilities	376	(1,657)
Net cash provided	17,943	25,866

Cash Flows From Investing Activities:
Capital expenditures	(32,013)	(39,113)
Other investing activities	121	213
Net cash used	(31,892)	(38,900)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	3,522	1,927
Refunds on advances for construction	(591)	(562)
Retirement or repayments of long-term debt	(92)	(40,086)
Net change in intercompany borrowings	24,000	59,500
Dividends paid	(11,250)	(10,100)
Other financing activities	(1,610)	(1,308)
Net cash provided	13,979	9,371

Net change in cash and cash equivalents	30	(3,663)
Cash and cash equivalents, beginning of period	401	4,187
Cash and cash equivalents, end of period	$431	$524

Non-cash transactions:
Accrued payables for investment in utility plant	$15,748	$27,197
Property installed by developers and conveyed	$856	$678

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
 GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customer connections. GSWC also distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customer connections through its Bear Valley Electric Service (“BVES”) division. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC with its affiliates. GSWC filed applications with the CPUC and the Federal Energy Regulatory Commission ("FERC") in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity that will be a stand-alone subsidiary of AWR.  The FERC and CPUC approved GSWC's application for reorganization in October and December of 2019, respectively.  On April 30, 2020, the FERC also approved Bear Valley Electric Service, Inc.'s application for market-based rate authority with an accompanying tariff. The reorganization plan is pending the completion of certain closing procedures to effectuate the transfer of assets and liabilities. When completed, the reorganization plan is not expected to result in a substantive change to AWR's operations and business segments.
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
 Basis of Presentation: The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified on the statements of cash flows to conform to current year presentation. AWR owns all of the outstanding common shares of GSWC and ASUS and, upon completion of the reorganization plan, will own all the common shares of Bear Valley Electric Service, Inc. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
 The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal, recurring items and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2019 filed with the SEC.
 Related Party Transactions: GSWC and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.4 million and $1.1 million during the three month periods ended March 31, 2020 and 2019, respectively.

AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. In March 2020, AWR amended the credit facility to temporarily increase the borrowing capacity by $35.0 million to $260.0 million until December 31, 2020, at which point the commitment will be reduced to $200.0 million. As of March 31, 2020, there was $232.0 million outstanding under this facility, of which $32.0 million has been reflected as a current liability on the consolidated balance sheet of AWR. Management intends to obtain additional financing during 2020 by issuing long-term debt at GSWC. GSWC intends to use the proceeds from any new long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures. AWR intends to use any financing proceeds from GSWC to pay down the amounts outstanding under its credit facility. Furthermore, on April 24, 2020, the newly created entity, Bear Valley Electric Service, Inc., entered into a commitment letter with a bank that agreed to establish a $50.0 million revolving credit facility effective in June 2020 for a period of three years, subject to the execution and delivery of a definitive revolving credit agreement. Borrowings made under this facility will support the electric business operations and capital expenditures.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. In November 2018, GSWC paid down its intercompany borrowings owed to AWR. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings ends in November 2020. As a result, GSWC’s intercompany borrowings of $182.4 million as of March 31, 2020 have been classified as a current liability on GSWC’s balance sheet.
COVID-19 Impact: Recently, the outbreak of novel coronavirus (COVID-19) has become a global pandemic. GSWC continues to operate as its water and electric utility services are deemed essential services. GSWC's response to the COVID-19 outbreak continues to rapidly evolve and has included: (i) suspending through April 2021 service disconnections for nonpayments pursuant to CPUC orders, which will remain in effect over other existing requirements governing disconnections; (ii) waiving reconnection or facilities fees for affected customers and suspending deposit requirements for affected customers who must reconnect to the system; (iii) the temporary closing of customer service offices; (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at its water utility services business. The effects of the continuing pandemic on the Company are still developing, but among other things, it has caused significant negative impacts on financial markets. This has resulted in significant fluctuations in the fair value of plan assets in the Company's pension and other retirement plans, which are likely to continue. Furthermore, due to expected future credit losses on utility customer bills, GSWC has increased its allowance for doubtful accounts as of March 31, 2020 and expects to increase intercompany borrowings as well as borrowings from outside sources due to the potential associated decrease in liquidity. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations, as the water and wastewater services performed on the military bases are deemed essential services.
The extent to which COVID-19 may materially impact GSWC’s results is uncertain but will depend on future developments, which cannot be predicted at this time. However, the CPUC has authorized GSWC to track incremental costs, including bad debt expense in excess of what is included in GSWC's revenue requirement, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery.
Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2020 - In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. Registrant has increased its allowance for doubtful accounts for utility customer accounts receivable by $393,000 due to the Company's current estimate of the expected associated economic impact of the COVID pandemic (see Note 10).
Accounting Pronouncements to be Adopted in Future Periods
In August 2018, the FASB issued ASU 2018-14-Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other retirement plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU is effective for fiscal years ending after December 15, 2020 and will be applied by Registrant on a retrospective basis to all periods presented. Registrant is still evaluating the ASU and has not yet determined the effect on the Company's financial statements and disclosures.
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
Although GSWC has a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three months ended March 31, 2020 and 2019, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollar in thousands)	2020	2019
Water:
Tariff-based revenues	$69,254	$59,575
Surcharges (cost-recovery activities)	734	291
Other	495	459
Water revenues from contracts with customers	70,483	60,325
WRAM under (over)-collection (alternative revenue program)	941	4,398
Total water revenues	71,424	64,723

Electric:
Tariff-based revenues	10,032	11,266
Surcharges (cost-recovery activities)	258	54
Electric revenues from contracts with customers	10,290	11,320
BRRAM under (over)-collection (alternative revenue program)	678	(691)
Total electric revenues	10,968	10,629

Contracted services:
Water	14,701	13,355
Wastewater	11,984	13,026
Contracted services revenues from contracts with customers	26,685	26,381

Total revenues	$109,077	$101,733

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, were as follows:

(dollar in thousands)	March 31, 2020	December 31, 2019
Unbilled receivables	$10,259	$10,467
Receivable from the U.S. government	$63,619	$64,819
Contract assets	$19,843	$15,631
Contract liabilities	$10,675	$11,167

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

Revenue for the three months ended March 31, 2020, which were included in contract liabilities at the beginning of the period were $7.6 million. Contracted services revenues recognized during the three months ended March 31, 2020 from performance obligations satisfied in previous periods were not material.
As of March 31, 2020, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 34 to 48 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2020, Registrant had approximately $42.7 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $79.5 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $12.2 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $42.9 million of net regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) $4.3 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES's purchase power contracts over the term of the contracts. The remainder of regulatory assets relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	March 31, 2020	December 31, 2019
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$25,011	$22,535
Costs deferred for future recovery on Aerojet case	8,097	8,292
Pensions and other post-retirement obligations (Note 8)	40,170	40,693
Derivative unrealized loss (Note 5)	4,280	3,171
General rate case memorandum accounts	3,551	4,820
Excess deferred income taxes	(79,522)	(79,886)
Flow-through taxes, net	(12,246)	(12,439)
Other regulatory assets	19,845	18,842
Various refunds to customers	(7,319)	(8,478)
Total	$1,867	$(2,450)

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2019 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2019.
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
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to

24 months. GSWC has implemented surcharges to recover its WRAM/MCBA balances as of December 31, 2019. For the three months ended March 31, 2020 and 2019, surcharges (net of surcredits) of approximately $2.2 million and $2.8 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the three months ended March 31, 2020, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $4.7 million due to lower-than-adopted water usage, as well as higher-than-adopted supply costs currently in billed customer rates. As of March 31, 2020, GSWC had an aggregated regulatory asset of $25.0 million, which is comprised of an $11.2 million under-collection in the WRAM accounts and a $13.8 million under-collection in the MCBA accounts. In February 2020, GSWC filed with the CPUC for recovery of the 2019 WRAM/MCBA balances.
Catastrophic Event Memorandum Account ("CEMA")
On April 3, 2020 the CPUC approved GSWC's request to activate a Catastrophic Event Memorandum Account ("CEMA") for COVID-19. GSWC's response to the pandemic has included suspending service disconnections for nonpayment, waiving reconnection or facilities fees for affected customers, and suspending deposit requirements for affected customers who must reconnect to the system. Costs incurred by GSWC in response to the COVID-19 outbreak, including bad debt expense in excess of what is included in GSWC's revenue requirement, are being included in the CEMA account for future recovery. As of March 31, 2020, costs recorded in the CEMA account have not been material, but are expected to increase in future periods to the extent that the COVID-19 pandemic continues.
Cost of Capital Proceeding
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other water utilities serving California for the years 2018 - 2020. Among other things, the final decision adopted for GSWC's water segment a return on equity of 8.90%, with a return on rate base of 7.91%.
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis, with the next scheduled filing required to have taken place on May 1, 2020 and to be effective for the years 2021 - 2023. In January 2020, GSWC, along with the three other water utilities, requested an extension of the date by which each of them must file its 2020 cost of capital application. In March 2020, the CPUC approved the request, postponing the filing date by one year until May 1, 2021, with a corresponding effective date of January 1, 2022. GSWC’s current authorized rate of return on rate base of 7.91%, based on its weighted cost of capital, will continue in effect through December 31, 2021.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net income	$14,072	$12,852
Less: (a) Distributed earnings to common shareholders	11,242	10,113
Distributed earnings to participating securities	37	47
Undistributed earnings	2,793	2,692

(b) Undistributed earnings allocated to common shareholders	2,784	2,679
Undistributed earnings allocated to participating securities	9	13
Total income available to common shareholders, basic (a)+(b)	$14,026	$12,792

Weighted average Common Shares outstanding, basic	36,860	36,773
Basic earnings per Common Share	$0.38	$0.35

 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of March 31, 2020 and there were 29,160 options outstanding as of March 31, 2019 under these plans. At March 31, 2020 and 2019, there were also 129,637 and 184,833 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Common shareholders earnings, basic	$14,026	$12,792
Undistributed earnings for dilutive stock-based awards	9	13
Total common shareholders earnings, diluted	$14,035	$12,805

Weighted average common shares outstanding, basic	36,860	36,773
Stock-based compensation (1)	109	178
Weighted average common shares outstanding, diluted	36,969	36,951

Diluted earnings per Common Share	$0.38	$0.35

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 29,160 stock options at March 31, 2019, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 129,637 and 184,833 restricted stock units at March 31, 2020 and 2019, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2020 and 2019.
There were no stock options outstanding at March 31, 2020, and there were no stock options outstanding at March 31, 2019 that were anti-dilutive.

During the three months ended March 31, 2020 and 2019, AWR issued 37,157 and 37,376 common shares, for approximately $30,000 and $75,000, respectively, under Registrant’s stock incentive plans for employees.
During the three months ended March 31, 2020 and 2019, AWR paid $1.8 million and $1.6 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the three months ended March 31, 2020 and 2019, GSWC paid $1.6 million and $1.3 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2020 and 2019, AWR paid quarterly dividends of approximately $11.2 million, or $0.305 per share, and $10.1 million, or $0.275 per share, respectively. During the three months ended March 31, 2020 and 2019, GSWC paid dividends of $11.3 million and $10.1 million, respectively, to AWR.
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
These purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVES to use a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact GSWC’s earnings. As of March 31, 2020, there was a $4.3 million unrealized loss recorded as a regulatory asset in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2020 was 594,392 megawatt hours.
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
To value the contracts, Registrant utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
The following table presents changes in the fair value of GSWC’s Level 3 derivatives for the three months ended March 31, 2020 and 2019:

	For The Three Months Ended March 31,
(dollars in thousands)	2020	2019
Fair value at beginning of the period	$(3,171)	$(311)
Unrealized loss on purchased power contracts	(1,109)	(25)
Fair value at end of the period	$(4,280)	$(336)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $19.1 million as of March 31, 2020. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2020 and December 31, 2019 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the March 31, 2020 valuation increased as compared to December 31, 2019, decreasing the fair value of long-term debt as of March 31, 2020. Changes in the assumptions will produce different results.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$284,607	$357,174	$284,699	$376,467
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 21.7% and 20.5% for the three months ended March 31, 2020 and 2019, respectively. GSWC's ETR was 22.4% and 19.0% for the three months ended March 31, 2020 and 2019, respectively.
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2020 and 2019; (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2020 and 2019 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$1,408	$1,234	$47	$53	$244	$298
Interest cost	1,954	2,131	56	80	247	267
Expected return on plan assets	(2,950)	(2,593)	(127)	(112)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	442	359	(199)	(150)	211	118
Net periodic benefits costs under accounting standards	963	1,240	(223)	(129)	702	683
Regulatory adjustment - deferred	(93)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$870	$1,240	$(223)	$(129)	$702	$683
In 2020, Registrant expects to contribute approximately $3.7 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  During the three months ended March 31, 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $93,000. During the three months ended March 31, 2019, GSWC did not have any deferral of pension costs as billed water revenues were based on 2018 rates. As of March 31, 2020, GSWC had a $2.7 million net over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
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
As of March 31, 2020, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2020, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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

Note 10 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant's trade and other receivable, be based on expected credit losses rather than incurred losses.
Registrant's allowance for doubtful account as of March 31, 2020 was developed based on observed effects of the economic impact of the COVID-19 pandemic on GSWC's aging of utility customer accounts receivable, as well as economic data such as unemployment rates and other considerations which may impact customers' ability to pay their bills. Management also took into consideration the impact of the CPUC's order to suspend through April 2021 service disconnections for nonpayments, which is expected to have the effect of increasing delinquent customer accounts receivable during the COVID-19 pandemic. However, the CPUC has authorized GSWC to track incremental costs, including bad debt expense in excess of what is included in GSWC's revenue requirement, incurred as a result of the COVID-19 pandemic in a CEMA account to be filed with the CPUC for future recovery. As a result, the adoption of ASU 2016-13 did not have a material earnings impact to Registrant.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries.

	Three Months Ended March 31, 2020
(dollars in thousands)	AWR	GSWC
Balances at December 31, 2019	$916	$916
Increase to provision	393	393
Accounts written off, net of recoveries	(164)	(164)
Balances at March 31, 2020	$1,145	$1,145

Allowance for doubtful accounts related to accounts receivable-customer	$1,086	$1,086
Allowance for doubtful accounts related to receivable from U.S. government	—	—
Allowance for doubtful accounts related to other accounts receivable	59	59
Total allowance for doubtful accounts	$1,145	$1,145

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

	As Of And For The Three Months Ended March 31, 2020
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$71,424	$10,968	$26,685	$—	$109,077
Operating income (loss)	18,605	3,487	3,609	(2)	25,699
Interest expense, net	5,133	326	(77)	110	5,492
Utility plant	1,336,012	74,745	21,640	—	1,432,397
Depreciation and amortization expense (1)	7,422	607	782	—	8,811
Income tax expense (benefit)	2,378	850	748	(75)	3,901
Capital additions	28,459	3,554	1,531	—	33,544

	As Of And For The Three Months Ended March 31, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$64,723	$10,629	$26,381	$—	$101,733
Operating income (loss)	13,266	2,061	4,870	(2)	20,195
Interest expense, net	5,237	353	(361)	146	5,375
Utility plant	1,247,080	62,584	15,838	—	1,325,502
Depreciation and amortization expense (1)	9,389	600	843	—	10,832
Income tax expense (benefit)	1,673	447	1,125	65	3,310
Capital additions	38,379	734	1,449	—	40,562

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $82,000 and $58,000 for the three months ended March 31, 2020 and 2019, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2020	2019
Total utility plant	$1,432,397	$1,325,502
Other assets	228,492	200,595
Total consolidated assets	$1,660,889	$1,526,097

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets and includes specific references to AWR’s individual segments and/or its subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by Registrant’s weighted average number of diluted shares.
Registrant believes that the disclosure of the water and electric gross margins and earnings per share by business segment provide investors with clarity surrounding the performance of its different services.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.” A reconciliation to AWR’s diluted earnings per share is included in the discussion under the sections titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2019.
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
General Rate Case Filings and Other Matters:
Water Segment:
In May 2019, the CPUC issued a final decision on GSWC's water general rate case, which determines new rates for the years 2019 – 2021 with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Due to the delay in receiving a final CPUC decision on the water general rate case, billed water revenues for the first three months of 2019 were based on 2018 adopted rates, pending a final decision. As a result of the May 2019 CPUC final decision, GSWC recorded the impact of the final decision in the second quarter of 2019, including earnings of $0.08 per share that related to the first quarter of 2019. The final decision also allowed for a water gross margin increase in 2020 and 2021, subject to an earnings test. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing the earnings test at all of its ratemaking areas.   The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020. The final decision will also allow for a potential additional increase in the water gross margin of approximately $11.4 million in 2021, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment:
In August 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for Tax Act changes;

(iii) authorizes BVES to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iv) increases the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorizes a return on equity for GSWC's electric segment of 9.60% and includes a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding.
Due to the delay in finalizing the electric general rate case, electric revenues recognized during the first three months of 2019 were based on 2017 adopted rates. Because the August 2019 CPUC final decision was retroactive to January 1, 2018, the cumulative retroactive earnings impact of the decision was included in the third quarter results of 2019, including approximately $0.02 per share related to the first quarter of 2019 had the new 2018 and 2019 rates been in place at that time.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis, with the next scheduled filing required to have taken place on May 1, 2020 and to be effective for the years 2021 - 2023. In January 2020, GSWC, along with the three other water utilities, requested an extension of the date by which each of them must file its 2020 cost of capital application. In March 2020, the CPUC approved the request, postponing the filing date by one year until May 1, 2021, with a corresponding effective date of January 1, 2022. The CPUC also approved the joint parties’ request to leave the current Water Cost of Capital Mechanism in place, but there will be no changes to the companies’ rate of return on rate base during the one-year extension, regardless of what the mechanism might otherwise indicate.
GSWC’s current authorized rate of return on rate base is 7.91%, based on its weighted cost of capital, which will continue in effect through December 31, 2021. The 7.91% return on rate base includes a return on equity of 8.9%, an embedded cost of debt of 6.6%, and a capital structure with 57% equity and 43% debt.
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
COVID-19:
Recently, the outbreak of novel coronavirus (COVID-19) has become a global pandemic. GSWC continues to operate as its water and electric utility services are deemed essential services. GSWC's response to the COVID-19 outbreak continues to rapidly evolve and has included: (i) suspending through April 2021 service disconnections for nonpayments pursuant to CPUC orders, which will remain in effect over other existing requirements governing disconnections; (ii) waiving reconnection or facilities fees for affected customers and suspending deposit requirements for affected customers who must reconnect to the system; (iii) the temporary closing of customer service offices; (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at its water utility services business.
The effects of the continuing pandemic on the Company are still emerging, but among other things, it has caused significant negative impacts on financial markets. This has resulted in significant fluctuations in the fair value of plan assets in the Company's pension and other retirement plans, which are likely to continue. Furthermore, due to expected future credit losses on utility customer bills, GSWC has increased its allowance for doubtful accounts as of March 31, 2020 and expects to increase intercompany borrowings as well as borrowings from outside sources due to the associated potential decrease in liquidity. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations, as the water and wastewater services performed on the military bases are deemed essential services.
The extent to which COVID-19 may materially impact GSWC’s results is uncertain but will depend on future developments, which cannot be predicted at this time. However, the CPUC has approved GSWC to track incremental costs, including bad debt expense in excess of what is included in GSWC's revenue requirement, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2020	3/31/2019	CHANGE
Water	$0.24	$0.21	$0.03
Electric	0.06	0.03	0.03
Contracted services	0.08	0.11	(0.03)
Consolidated diluted earnings per share	0.38	0.35	0.03
Water Segment:
Diluted earnings per share from the water segment for the three months ended March 31, 2020 increased by $0.03 per share as compared to the same period in 2019. The total impact of COVID-19 and the continuing pandemic are still emerging; however, among other things, it has negatively impacted financial markets, which resulted in significant losses incurred during the three months ended March 31, 2020 on investments held to fund one of the Company's retirement plans. Affecting the results and comparability between the two periods were losses of $2.4 million incurred on these investments during the first quarter of 2020 compared to gains of $1.5 million recorded during the same period in 2019. This item decreased the water segment’s earnings for the three months ended March 31, 2020 by approximately $0.08 per share as compared to the same period in 2019.
Excluding the impact of current market conditions discussed above, diluted earnings per share from the water segment for the three months ended March 31, 2020 increased by $0.11 per share largely due to new rates authorized by the CPUC. In May 2019, the CPUC issued a final decision on GSWC's water general rate case, which determined new rates for the years 2019 - 2021 with rates retroactive to January 1, 2019. As a result, GSWC recorded the impact of the final decision in the second quarter of 2019, including earnings of $0.08 per share that related to the first quarter of 2019. The following items, including the delay in receiving a final CPUC decision, affected the comparability between the two periods (excluding the impact of billed surcharges, which have no impact to net earnings):

•
An increase in the water gross margin of $4.7 million (excluding surcharges), or approximately $0.09 per share, as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing the earnings test.  The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020.   In addition, billed water revenues recorded during the three months ended March 31, 2019 were based on 2018 authorized amounts, pending the final decision on the water rate case, which was not received until May 2019.   The CPUC’s final decision resulted in an increase of $9.2 million in 2019's adopted water gross margin over 2018, after adjusting the 2019 gross margin for excess deferred tax refunds.  It should be noted that the 2019 adopted water revenue requirement also reflected a decrease in depreciation expense of $7.0 million based on a revised study, as compared to the 2018 adopted revenue requirement.  This decrease in adopted revenue resulted in a corresponding decrease in depreciation expense, as noted below, having no impact to net earnings.

•
An overall decrease in operating expenses (excluding supply costs), which positively impacted earnings by $0.02 per share. This decrease was mostly due to a decrease in depreciation expense resulting from lower authorized composite rates approved by the CPUC in the May 2019 final decision. The lower depreciation expense, which was not recorded until receipt of the final decision, is reflected in the revenue requirement approved in the general rate case. The decrease in depreciation expense was partially offset by higher unplanned maintenance expense, and higher administrative and general expense due to labor-related costs.

Electric Segment:
Diluted earnings per share from the electric segment for the three months ended March 31, 2020 increased by $0.03 per share as compared to the same period in 2019 largely due to an increase in the electric gross margin resulting from new rates authorized by the CPUC in its final decision on the electric general rate case issued in August 2019. Billed electric revenues for the first three months of 2019 were based on 2017 adopted rates due to the delay in receiving a final decision, which was not received until August 2019 and was retroactive to January 1, 2018. Among other things, the final decision approved an increase in the electric gross margin for 2018 of approximately $2.3 million, and authorized increases in the adopted electric gross margin of $1.2 million for each of the years 2019 and 2020.

As a result of the delay in finalizing the electric general rate case, the cumulative retroactive earnings impact of the final August 2019 decision was included in the third quarter results of 2019, including approximately $0.02 per share related to the first quarter of 2019 had the new 2018 and 2019 rates been in place at that time.
Contracted Services Segment:
For the three months ended March 31, 2020, diluted earnings from the contracted services segment decreased by $0.03 per share as compared to the same period in 2019. Included in the results for the first quarter of 2019 were retroactive revenues, resulting from the successful resolution of an economic price adjustment at one of the military bases served which totaled approximately $0.01 per share and related to periods prior to 2019. Excluding this retroactive amount, diluted earnings from the contracted services segment decreased by $0.02 per share as compared to the same period in 2019 largely due to higher than expected construction costs incurred on certain capital projects, as well as higher legal and outside services costs which tend to fluctuate from period to period. These decreases to earnings were partially offset by an increase in management fee revenues.
The following discussion and analysis for the three months ended March 31, 2020 and 2019 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$71,424	$64,723	$6,701	10.4%
Electric	10,968	10,629	339	3.2%
Contracted services	26,685	26,381	304	1.2%
Total operating revenues	109,077	101,733	7,344	7.2%

OPERATING EXPENSES
Water purchased	14,092	13,140	952	7.2%
Power purchased for pumping	1,859	1,538	321	20.9%
Groundwater production assessment	4,148	3,746	402	10.7%
Power purchased for resale	3,043	3,704	(661)	(17.8)%
Supply cost balancing accounts	(2,165)	(1,372)	(793)	57.8%
Other operation	8,486	8,571	(85)	(1.0)%
Administrative and general	22,950	21,672	1,278	5.9%
Depreciation and amortization	8,811	10,832	(2,021)	(18.7)%
Maintenance	3,884	2,566	1,318	51.4%
Property and other taxes	5,159	4,896	263	5.4%
ASUS construction	13,115	12,245	870	7.1%
Gain on sale of assets	(4)	—	(4)	*
Total operating expenses	83,378	81,538	1,840	2.3%

OPERATING INCOME	25,699	20,195	5,504	27.3%

OTHER INCOME AND EXPENSES
Interest expense	(6,050)	(6,317)	267	(4.2)%
Interest income	558	942	(384)	(40.8)%
Other, net	(2,234)	1,342	(3,576)	*
	(7,726)	(4,033)	(3,693)	91.6%

INCOME BEFORE INCOME TAX EXPENSE	17,973	16,162	1,811	11.2%

Income tax expense	3,901	3,310	591	17.9%

NET INCOME	$14,072	$12,852	$1,220	9.5%

Basic earnings per Common Share	$0.38	$0.35	$0.03	8.6%

Fully diluted earnings per Common Share	$0.38	$0.35	$0.03	8.6%
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
Water
For the three months ended March 31, 2020, revenues from water operations increased $6.7 million to $71.4 million as compared to the same period in 2019 due, in part, to new water rates approved by the CPUC, which became effective January 1, 2020. GSWC received the full second-year step increase for 2020 as a result of passing the earnings test. In addition, billed water revenues for the first three months of 2019 were based on 2018 adopted rates, due to the delay in receiving a final decision on the water general rate case, which was not received until May 2019 and was retroactive to January 1, 2019. There were also revenue increases during the three months ended March 31, 2020 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding increases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the first quarter of 2020 increased by approximately 11% as compared to the same period in 2019 largely due to January and February 2020 being among the driest months on record. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
 Electric
Electric revenues for the three months ended March 31, 2020 increased $339,000 to $11.0 million, due to new rates approved by the CPUC and effective January 1, 2020. In addition, billed revenues for the first three months of 2019 were based on 2017 adopted electric rates pending a CPUC final decision on the electric general rate case, which was not received until August 2019 and was retroactive to January 1, 2018.
Billed electric usage during the three months ended March 31, 2020 decreased by approximately 6% as compared to the three months ended March 31, 2019.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2020, revenues from contracted services increased $304,000 to $26.7 million as compared to $26.4 million for the same period in 2019 due to increases in construction activity and management fees due to the successful resolution of various economic price adjustments.
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
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 25.2% and 25.5% of total operating expenses for the three months ended March 31, 2020 and 2019, respectively.
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
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2020 and 2019. There were increases of $443,000 and $204,000 in surcharges recorded in water and electric revenues, respectively, to recover previously incurred costs, which did not impact earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$71,424	$64,723	$6,701	10.4%
WATER SUPPLY COSTS:
Water purchased (1)	$14,092	$13,140	$952	7.2%
Power purchased for pumping (1)	1,859	1,538	321	20.9%
Groundwater production assessment (1)	4,148	3,746	402	10.7%
Water supply cost balancing accounts (1)	(2,274)	(2,119)	(155)	7.3%
TOTAL WATER SUPPLY COSTS	$17,825	$16,305	$1,520	9.3%
WATER GROSS MARGIN (2)	$53,599	$48,418	$5,181	10.7%

ELECTRIC OPERATING REVENUES (1)	$10,968	$10,629	$339	3.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,043	$3,704	$(661)	(17.8)%
Electric supply cost balancing accounts (1)	109	747	(638)	(85.4)%
TOTAL ELECTRIC SUPPLY COSTS	$3,152	$4,451	$(1,299)	(29.2)%
ELECTRIC GROSS MARGIN (2)	$7,816	$6,178	$1,638	26.5%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(2,165,000) and $(1,372,000) for the three months ended March 31, 2020 and 2019, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for the three months ended March 31, 2020 and 2019 were approximately 45% and 43%, respectively, as compared to the authorized adopted percentages of 30% and 25% for the three months ended March 31, 2020 and 2019, respectively. The authorized adopted percentage used for the three months ended March 31, 2019 were based on 2018 adopted rates, due to the delay in receiving a final decision on the water general rate case, which was not received until May 2019 and was retroactive to January 1, 2019. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service, as well as an increase in customer usage.  As a result, purchased water costs for the three months ended March 31, 2020 increased to $14.1 million as compared to $13.1 million for the same period in 2019.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in customer usage as compared to the three months ended March 31, 2019.
The under-collection balance in the water supply cost balancing account increased by $155,000 during the three months ended March 31, 2020 as compared to the same period in 2019 mainly due to the increase in purchased water.
For the three months ended March 31, 2020, the cost of power purchased for resale to BVES's customers decreased to $3.0 million as compared to $3.7 million during the same period in 2019 due to a decrease in customer usage and a lower average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, decreased from $77.77 for the three months ended March 31, 2019 to $70.65 for the same period in 2020.  The over-collection in the electric supply cost balancing account decreased as compared to the three months ended March 31, 2019 due to an updated adopted supply cost approved in the CPUC's final decision in the electric general rate case received in August 2019.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2020 and 2019, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$5,819	$6,045	$(226)	(3.7)%
Electric Services	811	815	(4)	(0.5)%
Contracted Services	1,856	1,711	145	8.5%
Total other operation	$8,486	$8,571	$(85)	(1.0)%
For the three months ended March 31, 2020, other operation expense at the water segment decreased due, in part, to higher surcharges of approximately $120,000 billed for the recovery of previously incurred costs as compared to the same period in 2019, which have no impact on earnings. In addition, there was a decrease in conservation costs compared to the same period in 2019, partially offset by an increase in bad debt expense. The lower conservation costs are largely due to timing, and are expected to increase during the remainder of 2020. The increase in bad debt expense is due to expected increases in delinquent customer payments as a result of the economic downturn associated with the stay-at-home orders in response to the COVID-19 pandemic. However, bad debt expense in excess of what is included in GSWC's revenue requirement has been included in the CPUC-approved catastrophic event memorandum account to be filed for future recovery.
For the three months ended March 31, 2020, total other operation expenses for the contracted services segment increased due to higher outside service costs related to water sample testing and the operation of water system infrastructure.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$14,552	$13,932	$620	4.5%
Electric Services	2,286	2,162	124	5.7%
Contracted Services	6,110	5,576	534	9.6%
AWR (parent)	2	2	—	—%
Total administrative and general	$22,950	$21,672	$1,278	5.9%
For the three months ended March 31, 2020, administrative and general expenses at the water segment increased by $620,000 due, in part, to an increase of $210,000 in surcharges billed for the recovery of previously incurred administrative and general expenses as compared to the same period in 2019, which have no impact on earnings. In addition, there was an increase in labor, other employee-related benefits and outside services costs.
For the three months ended March 31, 2020, the increase in administrative and general expenses at the electric segment was due to an increase of $120,000 in surcharges billed for the recovery of previously incurred administrative and general expenses as compared to the same period in 2019, which have no impact on earnings. The increase at the contracted services segment was due to higher legal and outside service costs as compared to the same period in 2019. Legal and outside services tend to fluctuate from period to period, and are expected to continue to fluctuate.
Depreciation and Amortization
For the three months ended March 31, 2020 and 2019, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$7,422	$9,389	$(1,967)	(21.0)%
Electric Services	607	600	7	1.2%
Contracted Services	782	843	(61)	(7.2)%
Total depreciation and amortization	$8,811	$10,832	$(2,021)	(18.7)%
The decrease in depreciation at the water segment was due to lower composite rates approved in the CPUC's May 2019 final decision on the water general rate case. The lower new composite rates were not recorded during the first quarter of 2019 pending receipt of the final decision. This decrease in composite depreciation rates lowers the water gross margin, with a corresponding decrease in depreciation expense, resulting in no impact on net earnings. The decrease in depreciation expense resulting from the new composite rates was partially offset by increased depreciation from additions to utility plant.
Maintenance
For the three months ended March 31, 2020 and 2019, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$2,887	$1,659	$1,228	74.0%
Electric Services	306	254	52	20.5%
Contracted Services	691	653	38	5.8%
Total maintenance	$3,884	$2,566	$1,318	51.4%
Maintenance expense at the water segment increased primarily due to higher unplanned maintenance as compared to the same period in 2019. Maintenance expense at the water segment is expected to level off during the remainder of 2020.
Property and Other Taxes
For the three months ended March 31, 2020 and 2019, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$4,313	$4,127	$186	4.5%
Electric Services	320	286	34	11.9%
Contracted Services	526	483	43	8.9%
Total property and other taxes	$5,159	$4,896	$263	5.4%
Property and other taxes increased overall due, in part, to capital additions at the water segment.

ASUS Construction
For the three months ended March 31, 2020, construction expenses for contracted services were $13.1 million, increasing $870,000 compared to the same period in 2019 due primarily to increases in construction activity and higher than expected costs incurred on certain capital projects.
Interest Expense
For the three months ended March 31, 2020 and 2019, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$5,398	$5,617	$(219)	(3.9)%
Electric Services	379	381	(2)	(0.5)%
Contracted Services	161	174	(13)	(7.5)%
AWR (parent)	112	145	(33)	(22.8)%
Total interest expense	$6,050	$6,317	$(267)	(4.2)%
The overall decrease in interest expense is due primarily to GSWC's repayment of $40.0 million of its 6.70% senior note that matured in March 2019, as well as lower interest rates on the revolving credit facility as compared to 2019. GSWC intends to obtain additional financing during 2020 by issuing long-term debt and using the proceeds to reduce its intercompany borrowings from AWR parent and to partially fund capital expenditures. As a result, interest expense in 2020 is expected to increase as compared to 2019.
Interest Income
For the three months ended March 31, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$265	$380	$(115)	(30.3)%
Electric Services	53	28	25	89.3%
Contracted Services	238	535	(297)	(55.5)%
AWR (parent)	2	(1)	3	(300.0)%
Total interest income	$558	$942	$(384)	(40.8)%
The decrease in interest income during the three months ended March 31, 2020 was largely due to interest income recognized on certain initial construction projects performed by the contracted services segment at Fort Riley during the three months ended March 31, 2019, as well as lower interest related to regulatory assets at the water segment.
Other Income and Expenses, net
For the three months ended March 31, 2020, other income decreased due to losses of $2.4 million recorded on Registrant's investments held for a retirement benefit plan because of recent market conditions as compared to gains of $1.5 million recorded during the same period in 2019. These losses were partially offset by a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.

Income Tax Expense
For the three months ended March 31, 2020 and 2019, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ CHANGE	% CHANGE
Water Services	$2,378	$1,673	$705	42.1%
Electric Services	850	447	403	90.2%
Contracted Services	748	1,125	(377)	(33.5)%
AWR (parent)	(75)	65	(140)	(215.4)%
Total income tax expense	$3,901	$3,310	$591	17.9%
Consolidated income tax expense for the three months ended March 31, 2020 increased by $591,000 due primarily to an increase in pretax income, largely due to new water and electric rates implemented since the first quarter of 2019. AWR's effective income tax rate ("ETR") was 21.7% and 20.5% for the three months ended March 31, 2020 and 2019, respectively. The increase was due primarily to the increase in GSWC's ETR, which was 22.4% and 19.0% for the three months ended March 31, 2020 and 2019, respectively, resulting primarily from changes in certain flow-through items.
A comparison of the results of AWR's consolidated operations for the three months ended March 31, 2019 and March 31, 2018 can be found in AWR’s Form 10-Q for the period ended March 31, 2019 under the heading “Item 2. Management’s Discussion and Analysis - Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018.”

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
The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources
AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $257.3 million was available on March 31, 2020 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  In March 2020, AWR amended the credit facility to temporarily increase the borrowing capacity by $35 million to $260 million until December 31, 2020, at which point the commitment will be reduced to $200 million. As of March 31, 2020, there was $232.0 million outstanding under this facility.  Management believes further increases to AWR's credit facility can be obtained until long-term financing can be issued.
On April 24, 2020, the newly created entity, Bear Valley Electric Service, Inc., entered into a commitment letter with a bank that agreed to establish a $50 million revolving credit facility effective in June 2020 for a period of three years, subject to the execution and delivery of a definitive revolving credit agreement. Borrowings made under this facility will support the electric business operations and capital expenditures.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. The end of the next 24-month period in which GSWC is required to completely pay down its intercompany borrowings will be in November 2020. As a result, GSWC’s intercompany borrowings of $182.4 million as of March 31, 2020 have been classified as a current liability on GSWC’s balance sheet. GSWC intends to use the proceeds from any new long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures. AWR parent intends to use any financing proceeds from GSWC to pay down the amounts outstanding under its credit facility.
As part of the response to the COVID-19 outbreak, GSWC has suspended through April 2021 service disconnections for nonpayments pursuant to CPUC orders, is waiving reconnection or facilities fees for affected customers, and is suspending deposit requirements for affected customers who must reconnect to the system. This is expected to reduce Registrant's cash flows from operating activities and increase borrowings under AWR's credit facility. The magnitude of the reduction to cash flows is difficult to predict at this time, and is dependent on variables such as how long stay-at-home orders issued by state and local governments will remain in place, how successful such measures will be in containing the outbreak, and the nature and effectiveness of government assistance.
In December 2019, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In May 2019, Moody's Investors Service ("Moody's") affirmed its A2 rating with a revised outlook from positive to stable for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable AWR to access the debt and equity markets.  Recent economic stimulus efforts by the federal government has provided additional liquidity to the financial markets, which management believes GSWC can access for future debt financing. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On April 30, 2020, AWR's Board of Directors approved a second quarter dividend of $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 1, 2020 to shareholders of record at the close of business on May 15, 2020.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated funds, borrowings from AWR's credit facility, as well as the new $50 million revolving credit facility at Bear Valley Electric

Service, Inc. expected to be effective in June 2020, will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $15.7 million for the three months ended March 31, 2020 as compared to $29.4 million for the same period in 2019.  There was a decrease in cash flows from accounts receivable from utility customers due to the economic impact associated with stay-at-home orders issued by state and local governments in response to the COVID-19 pandemic, and the CPUC-mandated suspension of service disconnections to customers for nonpayment. There were also decreases in cash flows resulting from the timing in billing of and cash receipts for construction work at military bases during the three months ended March 31, 2020. The billings (and cash receipts) for construction work at our contracted services segment generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $33.4 million for the three months ended March 31, 2020 as compared to $40.3 million for the same period in 2019. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash provided by financing activities was $16.8 million for the three months ended March 31, 2020 as compared to $5.7 million during the same period in 2019. This increase in cash provided from financing activities was due to the repayment of $40.0 million of GSWC's 6.70% senior note, which matured in March 2019. The funds for repayment of this note came from revolving credit facility borrowings. There was no similar repayment made during the three months ended March 31, 2020.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted from delays in receiving payments from GSWC customers due to the associated economic impact of the COVID-19 pandemic and new state legislation issued regarding customer disconnection requirements.
GSWC may, at times, utilize external sources, including equity investments and borrowings from AWR, and long-term debt to help fund a portion of its construction expenditures.  In March 2020, AWR amended its credit facility to temporarily increase its borrowing capacity to $260 million, effective through December 31, 2020.  AWR’s borrowing capacity will decrease to $200 million on January 1, 2021. Under the terms of an intercompany agreement that may be amended if necessary, GSWC may borrow up to $222 million from AWR. Management intends to obtain additional financing during 2020 by issuing long-term debt at GSWC, pending CPUC approval of a finance application filed in November 2019. On April 27, 2020, the CPUC issued a proposed decision in GSWC's finance application approving the requested additional financing. A final decision on the finance application is expected to be issued during the second quarter of 2020. GSWC intends to use the proceeds from any additional long-term debt to reduce its intercompany borrowings and to partially fund capital expenditures.
In addition, GSWC receives advances and contributions from customers, homebuilders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years.  Amounts that are no longer subject to refund are reclassified to contributions in aid of construction. Utility plant funded by advances and contributions is excluded from rate base. Generally, GSWC amortizes contributions in aid of construction at the same composite rate of depreciation applicable to the related property.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $17.9 million for the three months ended March 31, 2020 as compared to $25.9 million for the same period in 2019.  There was a decrease in cash flows from accounts receivable from utility customers due to the economic impact associated with stay-at-home orders issued by state and local governments in response to the COVID-19 pandemic, and the CPUC-mandated suspension of customer service disconnections for nonpayment. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $31.9 million for the three months ended March 31, 2020 as compared to $38.9 million for the same period in 2019. Cash used for capital expenditures was $32.0 million for the three months ended March 31, 2020 as compared to $39.1 million during the same period in 2019. During 2020, GSWC's company-funded capital expenditures are estimated to be approximately $115 - $130 million barring any delays resulting from changes in GSWC's capital improvements schedule due to the COVID-19 pandemic.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $14.0 million for the three months ended March 31, 2020 as compared to $9.4 million for the same period in 2019.  This increase in cash from financing activities was due to the repayment of $40.0 million of GSWC's 6.70% senior note, which matured in March 2019. There was no similar repayment made during the three months ended March 31, 2020.
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
On April 24, 2020, the newly created entity, Bear Valley Electric Service, Inc., entered into a commitment letter with a bank that agreed to establish a $50 million revolving credit facility effective in June 2020 for a period of three years, subject to the execution and delivery of a definitive revolving credit agreement. Bear Valley Electric Service, Inc. intends to utilize the credit facility to fund its operations and capital expenditures.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2019 for a detailed discussion of contractual obligations and other commitments.

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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of various legislation, most recently the Bipartisan Budget Act of 2019 for fiscal years 2020 and 2021, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Regulatory Matters
Water Segment:
Recent Changes in Rates
The CPUC approved water rate increases effective January 1, 2020. These increases are expected to generate an additional $10.4 million in gross margin for 2020 as compared to the adopted gross margin in 2019. The CPUC final decision on the general rate case issued in May 2019 also allows for an additional increase of approximately $11.4 million in 2021, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Cost of Capital Proceeding
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis, with the next scheduled filing required to have taken place on May 1, 2020 and to be effective for the years 2021 - 2023. In January 2020, GSWC, along with the three other water utilities, requested an extension of the date by which each of them must file its 2020 cost of capital applications. In March 2020, the CPUC approved the request, postponing the filing date by one year until May 1, 2021, with a corresponding effective date of January 1, 2022. The CPUC also approved the joint parties’ request to leave the current Water Cost of Capital Mechanism in place, but there will be no changes to the companies’ rate of return on rate base during the one-year extension, regardless of what the mechanism might otherwise indicate.
GSWC’s current authorized rate of return on rate base is 7.91%, based on its weighted cost of capital, which will continue in effect through December 31, 2021. The 7.91% return on rate base includes a return on equity of 8.9%, an embedded cost of debt of 6.6%, and a capital structure with 57% equity and 43% debt.
Finance Application
In November 2019, GSWC filed a finance application with the CPUC requesting, among other things, authorization to issue additional long-term debt and equity securities not to exceed $465 million to support its water operations. On April 27, 2020, the assigned administrative law judge at the CPUC issued a proposed decision approving GSWC’s request. A final decision is expected during the second quarter of 2020. Upon approval, GSWC expects to issue long-term debt and use the proceeds to pay down intercompany borrowings and to fund operations and capital expenditures.

Electric Segment:
Recent Changes in Rates
On August 15, 2019, the CPUC issued a final decision on a general rate case which, among other things, increases the adopted electric gross margin by $1.2 million for 2020, by $1.1 million for 2021, and by $1.0 million for 2022 (the electric rate increases are not subject to an earnings test).
Application to Transfer Electric Utility Operations to New Subsidiary:
GSWC filed applications with the CPUC and the FERC in December 2018 and July 2019, respectively, to transfer the assets and liabilities of the BVES division of GSWC to Bear Valley Electric Service, Inc., a newly created separate legal entity that will be a stand-alone subsidiary of AWR. Due to the differences in operations, regulations, and risks, management believes that operating its electric business in a separate legal entity and stand-alone subsidiary of AWR is in the best interests of the customers, employees, and the communities served. The FERC and CPUC approved GSWC's application for reorganization in October and December of 2019, respectively. On April 30, 2020, the FERC also approved Bear Valley Electric Service Inc.'s application for market-based rate authority with an accompanying tariff. The reorganization plan is pending the completion of certain closing procedures to effectuate the transfer of assets and liabilities. When completed, the reorganization plan is not expected to result in a substantive change to AWR's operations and business segments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2019 for a discussion of other regulatory matters.

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
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes.  These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances (PFAS). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.  Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notification requirements for water systems detecting levels of PFAS above certain levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds - 10 parts per trillion for perfluorooctanoic acid (PFOA) and 40 parts per trillion for perfluorooctanesulfonic acid (PFOS).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2019 for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.
Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2019 for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2019.
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
Precipitation levels to date in 2020 have been below normal, with statewide snowpack at about 64% of average. As of April 28, 2020, the U.S. Drought Monitor reported that approximately 42% of California was considered in a "Moderate Drought" and approximately 20% in a "Severe Drought", as compared to zero percent in both categories one year ago. If dry conditions continue or get worse, the SWRCB or other regulatory agencies may impose emergency drought actions. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas.  GSWC continues to assess water supply conditions and water-use restrictions in these service areas and will make appropriate adjustments as needed
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In January 2020, DWR adjusted the SWP delivery allocation at 15 percent of requests for the 2020 calendar year.
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
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
Except for risks associated with uncertainties arising from the COVID-19 pandemic, there have been no significant changes in the risk factors disclosed in our 2019 Annual Report on Form 10-K. Some of the risks due to the COVID-19 pandemic that have been identified by management to date include uncertainties arising out of:

•
the impact of the COVID-19 pandemic on the ability of GSWC and the Military Privatization Subsidiaries to continue to operate, repair, maintain and improve their infrastructure and to provide utility services to their customers in the ordinary course while keeping their employees and customers and the communities and military bases on which they operate safe; the extent of this impact will depend, in part, on the degree to which federal, state and local governments restrict business and personal activities, the associated level of compliance by businesses and citizens and the degree to which “flattening the curve” is successful;

•
the impact of the COVID-19 pandemic on the ability of the supply chains of GSWC and the Military Privatization Subsidiaries to continue to provide necessary supplies and equipment to them and the ability of the subcontractors of GSWC and the Military Privatization Subsidiaries and other service providers to continue to provide services to them in the ordinary course; the extent of this impact will depend, in part, on the nature and effectiveness of government assistance to businesses and the length of time on which government restrictions on business activities remain in place and the extent of adverse health impacts on any affected businesses due to COVID-19;

•	the potential reduction to earnings and liquidity resulting from delinquent payments from utility customers affected by the economic slowdown caused by the COVID-19 pandemic;

•	the impact of COVID-19 on financial markets, which could negatively impact the ability of Registrant and its subsidiaries to obtain capital on reasonable terms and at reasonable rates;

•	the reduction in the fair value of plan assets in the pension and other retirement plans due to the significant negative impact of COVID-19 on financial markets;

•
possible increases in customer dissatisfaction due to the temporary closure of payment offices, increase in customer wait times due to increases in customer calls and general anxiety due to personal circumstances arising from the COVID-19 pandemic; and

•
uncertainties regarding actions that may be taken by the CPUC relating to such matters as recovery of amounts in the CEMA account, the recovery of costs of funding the pension and other retirement plans, delays in making capital improvements or changes in cost of capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR directly issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 – 31, 2020	479		$87.42	—	—
February 1 – 29, 2020	311		$89.84	—	—
March 1 – 30, 2020	17,614		$76.83	—	—
Total	18,404	(2)	$77.33	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 14,729 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Mine Safety Disclosure
     Not applicable
Item 5. Other Information

(a)
On April 30, 2020, AWR's Board of Directors approved a second quarter dividend of $0.305 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 1, 2020 to shareholders of record at the close of business on May 15, 2020.

(b)	There have been no material changes during the first quarter of 2020 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.11
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended , incorporated by reference to Exhibit 10.1 to Registrant's 8-K dated March 18, 2020

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

10.19	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.20	Performance Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.21	2019 Short-Term Incentive Program incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K filed on April 1, 2019 (2)

10.22	Form of 2019 Short-Term Incentive Award Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2019 (2)

10.23	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.24	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

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

10.30	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.31	2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2020 (2)

10.32	Form of Award Agreement for the 2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2020 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 4, 2020