Form 10-Q
period 2020-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2020-08-03
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020

or

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
As of July 30, 2020, the number of Common Shares outstanding of American States Water Company was 36,883,874 shares. As of July 30, 2020, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Filing Format
American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. ("BVESI") and American States Utility Services, Inc. and its subsidiaries ("ASUS"). On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR.
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
Forward-Looking Information
 This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:

•
the outcome of pending and future regulatory, legislative or other proceedings, investigations or audits, including decisions in GSWC's and BVESI's general rate cases and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of our costs;

•	changes in the policies and procedures of the California Public Utilities Commission ("CPUC");

•	timeliness of CPUC action on GSWC and BVESI rates;

•
availability of GSWC's water supplies, which may be adversely affected by increases in the frequency and duration of droughts, changes in weather patterns, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, and/or pumping of groundwater;

•
liabilities of BVESI associated with the inherent risks of damage to private property and injuries to employees and the public if our or their property should come into contact with electrical current or equipment;

•
the potential of strict liability for damages caused by GSWC's or BVESI's property or equipment, even if neither was negligent in the operation and maintenance of that property or equipment, under a doctrine known as inverse condemnation;

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

•
the economic impact of the COVID-19 pandemic on GSWC’s or BVESI's liquidity from future credit losses on utility customer bills and the value of its pension and other retirement plan assets, and the ability of GSWC and the subsidiaries of ASUS to continue to operate, maintain, repair and improve their infrastructure and to provide services to their customers in the ordinary course of business;

•
the impact on water utility operations during high fire threat conditions as a result of the Public Safety Power Shut-Off program authorized by the CPUC and implemented by the electric utilities that serve GSWC facilities throughout the state and our ability to get full cost recovery in rates for costs incurred in preparation of and during a Public Safety Power Shut-Off event;

•
liabilities of BVESI for wildfires caused by BVESI’s electrical equipment if BVES is unable to recover the costs and expenses associated with such liabilities from insurance or from ratepayers on a timely basis, if at all;

•
penalties which may be assessed by the CPUC if BVESI shuts down power to its customers during high threat conditions under the Public Safety Power Shut-Off program authorized by the CPUC if the CPUC determines that the shutdown was not reasonably necessary or excessive in the circumstances;

•	our ability to implement BVESI's wildfire mitigation program and effectively implement Public Safety Power Shut-Offs when appropriate;

•	costs incurred, and the ability to recover such costs from customers, associated with service disruptions as the result of a Public Safety Power Shut-Off program;

•
risks associated with California Assembly Bill No. 1054's effectiveness in mitigating the risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, including BVESI's ability to obtain or maintain a valid safety certification and the CPUC's interpretation of and actions under California Assembly Bill No. 1054;

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

•	increases in service disruptions if severe weather and wildfires or threats of wildfire become more frequent as predicted by some scientists who study climate change;

•	our ability to efficiently manage GSWC and BVESI's capital expenditures and operating and maintenance expenses within CPUC authorized levels and timely recover our costs through rates;

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

•
our ability to recover increases in permitting costs and costs associated with negotiating and complying with the terms of our franchise agreements with cities and counties and other demands made upon us by the cities and counties in which GSWC and BVESI operate;

•
changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's or BVESI's regulatory assets, settlement of liabilities and revenues subject to refund or regulatory disallowances and the timing of such recovery, and the amounts set aside for uncollectible accounts receivable, inventory obsolescence, pension and post-retirement liabilities, taxes and uninsured losses and claims, including general liability and workers' compensation claims;

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

•
changes in laboratory detection capabilities and drinking water notification and response levels for certain substances, such as perfluoroalkyl substances (PFAS) used to make certain fabrics and other materials, used in certain fire suppression agents and also used in various industrial processes;

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

•	adequacy of BVESI's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;

•	BVESI's ability to comply with the CPUC’s renewable energy procurement requirements;

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

•	failure to comply with the terms of our military privatization contracts;

•	failure of any of our subcontractors to perform services for ASUS in accordance with the terms of our military privatization contracts;

•	competition for new military or other privatization contracts;

•	issues with the implementation, maintenance or upgrading of our information technology systems;

•	general economic conditions which may impact our ability to recover infrastructure investments and operating costs from customers;

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
Please consider our forward-looking statements in light of these risks as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019
Property, Plant and Equipment
Regulated utility plant, at cost	$1,975,085	$1,926,543
Non-utility property, at cost	35,309	32,425
Total	2,010,394	1,958,968
Less - Accumulated depreciation	(553,996)	(543,263)
Net property, plant and equipment	1,456,398	1,415,705

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	30,239	30,293
Total other property and investments	31,355	31,409

Current Assets
Cash and cash equivalents	6,496	1,334
Accounts receivable — customers (less allowance for doubtful accounts of $1,603 in 2020 and $857 in 2019)	30,355	20,907
Unbilled receivable	21,975	20,482
Receivable from the U.S. government	21,903	22,613
Other accounts receivable (less allowance for doubtful accounts of $59 in 2020 and 2019)	2,957	3,096
Income taxes receivable	155	5,685
Materials and supplies, at weighted average cost	8,168	6,429
Regulatory assets — current	19,917	20,930
Prepayments and other current assets	8,003	5,413
Contract assets	17,097	15,567
Total current assets	137,026	122,456

Other Assets
Unbilled revenue- receivable from U.S. government	7,660	8,621
Receivable from the U.S. government	42,496	42,206
Contract assets	3,361	64
Operating lease right-of-use assets	11,967	13,168
Other	7,705	7,702
Total other assets	73,189	71,761

Total Assets	$1,697,968	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2020	December 31, 2019
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,883,874 shares in 2020 and 36,846,614 shares in 2019	$256,223	$255,566
Earnings reinvested in the business	363,065	345,964
Total common shareholders’ equity	619,288	601,530
Long-term debt	280,886	280,996
Total capitalization	900,174	882,526

Current Liabilities
Notes payable to banks	49,000	5,000
Long-term debt — current	359	344
Accounts payable	51,771	55,616
Income taxes payable	5,401	95
Accrued other taxes	8,969	11,110
Accrued employee expenses	13,522	14,255
Accrued interest	2,935	3,050
Unrealized loss on purchased power contracts	3,827	3,171
Contract liabilities	10,569	11,167
Operating lease liabilities	1,794	1,849
Other	10,540	10,341
Total current liabilities	158,687	115,998

Other Credits
Notes payable to bank	200,000	200,000
Advances for construction	62,699	63,989
Contributions in aid of construction - net	137,591	134,706
Deferred income taxes	127,953	125,304
Regulatory liabilities	13,881	23,380
Unamortized investment tax credits	1,259	1,295
Accrued pension and other postretirement benefits	69,953	68,469
Operating lease liabilities	10,612	11,739
Other	15,159	13,925
Total other credits	639,107	642,807

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,697,968	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2020 AND 2019
(Unaudited)

	Three months ended June 30,
(in thousands, except per share amounts)	2020	2019
Operating Revenues
Water	$87,074	$88,140
Electric	7,679	7,408
Contracted services	26,525	29,099
Total operating revenues	121,278	124,647

Operating Expenses
Water purchased	18,754	18,762
Power purchased for pumping	2,398	1,982
Groundwater production assessment	5,030	4,640
Power purchased for resale	1,967	2,391
Supply cost balancing accounts	(1,802)	1,207
Other operation	7,959	7,708
Administrative and general	20,398	19,529
Depreciation and amortization	9,031	6,655
Maintenance	4,094	3,053
Property and other taxes	5,246	4,870
ASUS construction	12,487	14,532
Gain on sale of assets	—	(112)
Total operating expenses	85,562	85,217

Operating Income	35,716	39,430

Other Income and Expenses
Interest expense	(5,322)	(6,282)
Interest income	490	876
Other, net	3,009	591
Total other income and expenses, net	(1,823)	(4,815)

Income before income tax expense	33,893	34,615

Income tax expense	8,281	7,831

Net Income	$25,612	$26,784

Weighted Average Number of Common Shares Outstanding	36,884	36,804
Basic Earnings Per Common Share	$0.69	$0.72

Weighted Average Number of Diluted Shares	37,000	36,963
Fully Diluted Earnings Per Common Share	$0.69	$0.72

Dividends Declared Per Common Share	$0.305	$0.275

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019
Operating Revenues
Water	$158,498	$152,863
Electric	18,647	18,037
Contracted services	53,210	55,480
Total operating revenues	230,355	226,380

Operating Expenses
Water purchased	32,846	31,902
Power purchased for pumping	4,257	3,520
Groundwater production assessment	9,178	8,386
Power purchased for resale	5,010	6,095
Supply cost balancing accounts	(3,967)	(165)
Other operation	16,445	16,279
Administrative and general	43,348	41,201
Depreciation and amortization	17,842	17,487
Maintenance	7,978	5,619
Property and other taxes	10,405	9,766
ASUS construction	25,602	26,777
Gain on sale of assets	(4)	(112)
Total operating expenses	168,940	166,755

Operating Income	61,415	59,625

Other Income and Expenses
Interest expense	(11,372)	(12,599)
Interest income	1,048	1,818
Other, net	775	1,933
Total other income and expenses, net	(9,549)	(8,848)

Income before income tax expense	51,866	50,777

Income tax expense	12,182	11,141

Net Income	$39,684	$39,636

Weighted Average Number of Common Shares Outstanding	36,872	36,788
Basic Earnings Per Common Share	$1.07	$1.07

Weighted Average Number of Diluted Shares	36,985	36,942
Fully Diluted Earnings Per Common Share	$1.07	$1.07

Dividends Declared Per Common Share	$0.610	$0.550

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(Unaudited)

	Three and Six Months Ended June 30, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2019	36,847	$255,566	$345,964	$601,530
Add:
Net income			14,072	14,072
Exercise of stock options and other issuances of Common Shares	37	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		193		193
Dividend equivalent rights on stock-based awards not paid in cash		52		52
Deduct:
Dividends on Common Shares			11,242	11,242
Dividend equivalent rights on stock-based awards not paid in cash			52	52
Balances at March 31, 2020	36,884	$255,841	$348,742	$604,583

Add:
Net income			25,612	25,612
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		343		343
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2020	36,884	$256,223	$363,065	$619,288

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$39,684	$39,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,008	17,640
Provision for doubtful accounts	569	281
Deferred income taxes and investment tax credits	1,234	(1,703)
Stock-based compensation expense	2,127	2,179
Gain on sale of assets	(4)	(112)
Gain on investments held in a trust	(61)	(2,187)
Other — net	161	130
Changes in assets and liabilities:
Accounts receivable — customers	(10,514)	(1,129)
Unbilled receivable	(532)	5,524
Other accounts receivable	139	36
Receivables from the U.S. government	(2,587)	(2,909)
Materials and supplies	(1,739)	(414)
Prepayments and other assets	(1,400)	1,901
Contract assets	(1,820)	(2,934)
Regulatory assets	(6,995)	(13,932)
Accounts payable	(27)	83
Income taxes receivable/payable	10,836	3,363
Contract liabilities	(598)	4,034
Accrued pension and other postretirement benefits	2,693	3,116
Other liabilities	(2,911)	(7,936)
Net cash provided	46,263	44,667

Cash Flows From Investing Activities:
Capital expenditures	(62,587)	(81,155)
Proceeds from sale of assets	46	102
Other investing activities	58	184
Net cash used	(62,483)	(80,869)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	30	366
Receipt of advances for and contributions in aid of construction	4,630	6,290
Refunds on advances for construction	(2,767)	(4,074)
Retirement or repayments of long-term debt	(210)	(40,200)
Net change in notes payable to banks	44,000	90,000
Dividends paid	(22,492)	(20,232)
Other financing activities	(1,809)	(1,573)
Net cash provided	21,382	30,577
Net change in cash and cash equivalents	5,162	(5,625)
Cash and cash equivalents, beginning of period	1,334	7,141
Cash and cash equivalents, end of period	$6,496	$1,516

Non-cash transactions:
Accrued payables for investment in utility plant	$19,892	$23,433
Property installed by developers and conveyed	$1,535	$1,241

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019
Utility Plant
Utility plant, at cost	$1,975,085	$1,926,543
Less - Accumulated depreciation	(541,071)	(531,801)
Net utility plant	1,434,014	1,394,742

Other Property and Investments	28,164	28,212

Current Assets
Cash and cash equivalents	1,446	401
Accounts receivable-customers (less allowance for doubtful accounts of $1,603 in 2020 and $857 in 2019)	30,355	20,907
Unbilled receivable	19,236	18,636
Other accounts receivable (less allowance for doubtful accounts of $59 in 2020 and 2019)	1,966	1,857
Income taxes receivable from Parent	—	7,727
Materials and supplies, at average cost	7,054	4,920
Regulatory assets — current	19,917	20,930
Prepayments and other current assets	6,411	4,497
Total current assets	86,385	79,875

Other Assets
Operating lease right-of-use assets	11,720	12,745
Other	6,885	6,880
Total other assets	18,605	19,625

Total Assets	$1,567,168	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2020	December 31, 2019
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2020 and 2019	$294,386	$293,754
Earnings reinvested in the business	266,973	257,434
Total common shareholder’s equity	561,359	551,188
Long-term debt	280,886	280,996
Total capitalization	842,245	832,184

Current Liabilities
Intercompany payable to Parent	199,235	158,845
Long-term debt — current	359	344
Accounts payable	44,294	45,756
Accrued other taxes	8,595	10,640
Accrued employee expenses	11,648	12,386
Accrued interest	2,661	2,736
Income taxes payable to Parent	1,207	—
Unrealized loss on purchased power contracts	3,827	3,171
Operating lease liabilities	1,618	1,612
Other	9,960	9,745
Total current liabilities	283,404	245,235

Other Credits
Advances for construction	62,699	63,989
Contributions in aid of construction — net	137,591	134,706
Deferred income taxes	130,824	127,806
Regulatory liabilities	13,881	23,380
Unamortized investment tax credits	1,259	1,295
Accrued pension and other postretirement benefits	69,953	68,469
Operating lease liabilities	10,571	11,588
Other	14,741	13,802
Total other credits	441,519	445,035

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,567,168	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
JUNE 30, 2020 AND 2019
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2020	2019
Operating Revenues
Water	$87,074	$88,140
Electric	7,679	7,408
Total operating revenues	94,753	95,548

Operating Expenses
Water purchased	18,754	18,762
Power purchased for pumping	2,398	1,982
Groundwater production assessment	5,030	4,640
Power purchased for resale	1,967	2,391
Supply cost balancing accounts	(1,802)	1,207
Other operation	6,370	6,054
Administrative and general	15,733	13,678
Depreciation and amortization	8,209	6,006
Maintenance	3,201	2,452
Property and other taxes	4,718	4,422
Gain on sale of assets	—	(83)
Total operating expenses	64,578	61,511

Operating Income	30,175	34,037

Other Income and Expenses
Interest expense	(5,177)	(6,001)
Interest income	181	543
Other, net	3,049	545
Total other income and expenses, net	(1,947)	(4,913)

Income before income tax expense	28,228	29,124

Income tax expense	7,309	6,826

Net Income	$20,919	$22,298

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED
JUNE 30, 2020 AND 2019
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating Revenues
Water	$158,498	$152,863
Electric	18,647	18,037
Total operating revenues	177,145	170,900

Operating Expenses
Water purchased	32,846	31,902
Power purchased for pumping	4,257	3,520
Groundwater production assessment	9,178	8,386
Power purchased for resale	5,010	6,095
Supply cost balancing accounts	(3,967)	(165)
Other operation	13,000	12,914
Administrative and general	32,571	29,772
Depreciation and amortization	16,238	15,995
Maintenance	6,394	4,365
Property and other taxes	9,351	8,835
Gain on sale of assets	—	(83)
Total operating expenses	124,878	121,536

Operating Income	52,267	49,364

Other Income and Expenses
Interest expense	(10,954)	(11,999)
Interest income	499	951
Other, net	846	1,950
Total other income and expenses, net	(9,609)	(9,098)

Income before income tax expense	42,658	40,266

Income tax expense	10,537	8,946

Net Income	$32,121	$31,320

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020
(Unaudited)

	Three and Six Months Ended June 30, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			11,202	11,202
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		254		254
Dividend equivalent rights on stock-based awards not paid in cash		46		46
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			46	46
Balances at March 31, 2020	165	$294,054	$257,340	$551,394

Add:
Net income			20,919	20,919
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		296		296
Dividend equivalent rights on stock-based awards not paid in cash		36		36
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			36	36
Balances at June 30, 2020	165	$294,386	$266,973	$561,359

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$32,121	$31,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,403	16,150
Provision for doubtful accounts	569	279
Deferred income taxes and investment tax credits	1,603	(2,432)
Stock-based compensation expense	1,942	1,952
Gain on sale of property	—	(83)
Gain on investments held in a trust	(61)	(2,187)
Other — net	141	147
Changes in assets and liabilities:
Accounts receivable — customers	(10,514)	(1,129)
Unbilled receivable	(600)	658
Other accounts receivable	(109)	69
Materials and supplies	(2,134)	(235)
Prepayments and other assets	(894)	2,135
Regulatory assets	(6,995)	(13,932)
Accounts payable	2,432	3,127
Intercompany receivable/payable	(1,610)	—
Income taxes receivable/payable from/to Parent	8,934	5,893
Accrued pension and other postretirement benefits	2,693	3,116
Other liabilities	(2,888)	(6,607)
Net cash provided	41,033	38,241

Cash Flows From Investing Activities:
Capital expenditures	(59,589)	(76,660)
Proceeds from sale of assets	—	83
Other investing activities	58	184
Net cash used	(59,531)	(76,393)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,630	6,290
Refunds on advances for construction	(2,767)	(4,074)
Retirement or repayments of long-term debt	(210)	(40,200)
Net change in intercompany borrowings	42,000	94,000
Dividends paid	(22,500)	(20,200)
Other financing activities	(1,610)	(1,310)
Net cash provided	19,543	34,506

Net change in cash and cash equivalents	1,045	(3,646)
Cash and cash equivalents, beginning of period	401	4,187
Cash and cash equivalents, end of period	$1,446	$541

Non-cash transactions:
Accrued payables for investment in utility plant	$19,815	$23,433
Property installed by developers and conveyed	$1,535	$1,241

The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. ("BVESI"), and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. ("ECUS"), and Fort Riley Utility Services, Inc. ("FRUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.” On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR (Note 12). This reorganization is not expected to result in any substantive changes to AWR's operations and business segments. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
 GSWC is a public utility engaged principally in the purchase, production, distribution and sale of water in California serving approximately 261,000 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,000 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s water and BVESI's electric businesses in matters including properties, rates, services, facilities, and transactions by GSWC and BVESI with their affiliates.
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
 Basis of Presentation: The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified on the statements of cash flows to conform to current year presentation. AWR owns all of the outstanding common shares of GSWC, BVESI and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries, all of which are wholly owned. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
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
 Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has also allocated certain corporate office administrative and general costs to its affiliate, ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $1.3 million during the three months ended June 30, 2020 and 2019, respectively, and approximately $2.7 million and $2.4 million during the six months ended June 30, 2020 and 2019 respectively.
AWR borrows under a credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. In March 2020, AWR amended the credit facility to temporarily increase the borrowing capacity by

$35.0 million to $260.0 million until December 31, 2020, at which point the commitment would be reduced to $200.0 million. As of June 30, 2020, there was $249.0 million outstanding under this facility, of which $49.0 million has been reflected as a current liability on the consolidated balance sheet of AWR. Effective July 1, 2020, BVESI put in place and has access to a 3-year, $35 million revolving credit facility. Under the terms of the credit agreement, BVESI has the right to request an increase in the facility by an additional $15 million.
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million (Note 12). GSWC used the proceeds from these notes to pay down a majority of the $199.2 million intercompany borrowings from AWR parent. AWR used the proceeds received from GSWC to pay down borrowings on its revolving credit facility. Following the issuance of the notes, effective July 15, 2020 AWR reduced the aggregate borrowing capacity of its credit facility to $200.0 million pursuant to the terms of that credit facility agreement.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings ends in November 2020. As a result, GSWC’s intercompany borrowings of $199.2 million as of June 30, 2020 have been classified as a current liability on GSWC’s balance sheet.
COVID-19 Impact:
GSWC and BVESI continue to operate as its water and electric utility services are deemed essential services, and continue monitoring the guidance provided by federal, state, and local health authorities and other government officials.  GSWC's response to the COVID-19 outbreak has included: (i) suspending through April 2021 service disconnections for nonpayments pursuant to CPUC orders, which will remain in effect over other existing requirements governing disconnections; (ii) increasing the number of employees telecommuting; and (iii) delaying some capital improvement projects at its water utility services business. At this time, neither GSWC nor BVESI is unable to predict the financial impact this situation may have on the remainder of 2020. However, the pandemic has caused significant volatility on financial markets, resulting in significant fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Management believes that this volatility is likely to continue during the pandemic. Furthermore, due to expected future credit losses on utility customer bills, GSWC has increased its allowance for doubtful accounts as of June 30, 2020. However, the CPUC has authorized GSWC to track incremental costs, including bad debt expense in excess of what is included in GSWC's revenue requirement, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. GSWC has recorded the amounts in this CEMA account as a regulatory asset, as the Company believes such amounts are probable of recovery. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations, as the water and wastewater services performed on the military bases are deemed essential services.
Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2020 - In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. For the three and six months ended June 30, 2020, Registrant has increased its allowance for doubtful accounts for utility customer accounts receivable by $673,000 and $1.1 million, respectively, due to Registrant's current estimate of the expected associated economic impact of the COVID pandemic (see Note 10).
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
Although GSWC and BVESI have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three and six months ended June 30, 2020 and 2019, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands)	2020	2019	2020	2019
Water:
Tariff-based revenues	$77,264	$76,876	$146,518	$136,451
Surcharges (cost-recovery activities)	962	763	1,696	1,054
Other	491	461	986	920
Water revenues from contracts with customers	78,717	78,100	149,200	138,425
WRAM under-collection (alternative revenue program)	8,357	10,040	9,298	14,438
Total water revenues	87,074	88,140	158,498	152,863

Electric:
Tariff-based revenues	7,384	7,698	17,416	18,964
Surcharges (cost-recovery activities)	178	43	436	97
Electric revenues from contracts with customers	7,562	7,741	17,852	19,061
BRRAM under (over)-collection (alternative revenue program)	117	(333)	795	(1,024)
Total electric revenues	7,679	7,408	18,647	18,037

Contracted services:
Water	13,472	14,620	28,173	27,975
Wastewater	13,053	14,479	25,037	27,505
Contracted services revenues from contracts with customers	26,525	29,099	53,210	55,480

Total AWR revenues	$121,278	$124,647	$230,355	$226,380

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, were as follows:

(dollar in thousands)	June 30, 2020	December 31, 2019
Unbilled receivables	$10,399	$10,467
Receivable from the U.S. government	$64,399	$64,819
Contract assets	$20,458	$15,631
Contract liabilities	$10,569	$11,167

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

Revenue for the three and six months ended June 30, 2020, which were included in contract liabilities at the beginning of the period were $6.7 million and $9.7 million, respectively. Contracted services revenues recognized during the three and six months ended June 30, 2020 from performance obligations satisfied in previous periods were not material.
As of June 30, 2020, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 34 to 48 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2020, Registrant had approximately $42.8 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $79.2 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $11.8 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $42.2 million of net regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) $3.8 million of regulatory assets relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder of regulatory assets relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC and BVESI for which it has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVESI consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of GSWC’s or BVESI's assets are not recoverable in customer rates, it must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$29,495	$22,535
Costs deferred for future recovery on Aerojet case	7,745	8,292
Pensions and other post-retirement obligations (Note 8)	40,850	40,693
Derivative unrealized loss (Note 5)	3,827	3,171
General rate case memorandum accounts	2,035	4,820
Excess deferred income taxes	(79,158)	(79,886)
Flow-through taxes, net	(11,788)	(12,439)
Other regulatory assets	19,752	18,842
Various refunds to customers	(6,722)	(8,478)
Total	$6,036	$(2,450)

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
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to

24 months. In February 2020, GSWC filed with the CPUC for recovery of the 2019 WRAM/MCBA balances. Accordingly, GSWC has implemented surcharges to recover all of its WRAM/MCBA balances as of December 31, 2019. For the three months ended June 30, 2020 and 2019, surcharges (net of surcredits) of approximately $3.8 million and $832,000, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the six months ended June 30, 2020 and 2019, surcharges (net of surcredits) of approximately $6.1 million and $3.6 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the six months ended June 30, 2020, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $13.0 million due to lower-than-adopted water usage, as well as higher-than-adopted supply costs currently in billed customer rates. As of June 30, 2020, GSWC had an aggregated regulatory asset of $29.5 million, which is comprised of a $15.7 million under-collection in the WRAM accounts and a $13.8 million under-collection in the MCBA accounts.
Catastrophic Event Memorandum Account ("CEMA"):
On April 3, 2020, the CPUC approved GSWC's request to activate a Catastrophic Event Memorandum Account ("CEMA") for COVID-19. GSWC's response to the pandemic has included suspending service disconnections for nonpayment. Costs incurred by GSWC in response to the COVID-19 outbreak, including bad debt expense in excess of what is included in GSWC's revenue requirement, are being included in the CEMA account for future recovery. As of June 30, 2020, $669,000 in COVID-19 related incremental costs have been recorded as a regulatory asset as the Company believes such amounts are probable of recovery.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$25,612	$26,784	$39,684	$39,636
Less: (a) Distributed earnings to common shareholders	11,250	10,119	22,492	20,232
Distributed earnings to participating securities	40	46	77	88
Undistributed earnings	14,322	16,619	17,115	19,316

(b) Undistributed earnings allocated to common shareholders	14,271	16,543	17,057	19,232
Undistributed earnings allocated to participating securities	51	76	58	84
Total income available to common shareholders, basic (a)+(b)	$25,521	$26,662	$39,549	$39,464

Weighted average Common Shares outstanding, basic	36,884	36,804	36,872	36,788
Basic earnings per Common Share	$0.69	$0.72	$1.07	$1.07

 Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of June 30, 2020 and there were 11,556 options outstanding as of June 30, 2019 under these plans. At June 30, 2020 and 2019, there were also 133,863 and 170,372 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Common shareholders earnings, basic	$25,521	$26,662	$39,549	$39,464
Undistributed earnings for dilutive stock-based awards	51	75	58	84
Total common shareholders earnings, diluted	$25,572	$26,737	$39,607	$39,548

Weighted average common shares outstanding, basic	36,884	36,804	36,872	36,788
Stock-based compensation (1)	116	159	113	154
Weighted average common shares outstanding, diluted	37,000	36,963	36,985	36,942

Diluted earnings per Common Share	$0.69	$0.72	$1.07	$1.07

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 11,556 stock options at June 30, 2019, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 133,863 and 170,372 restricted stock units at June 30, 2020 and 2019, respectively, were included in the calculation of diluted EPS for the three months ended June 30, 2020 and 2019.
There were no stock options outstanding at June 30, 2020, and there were no stock options outstanding at June 30, 2019 that were anti-dilutive.

During the six months ended June 30, 2020 and 2019, AWR issued 37,260 and 73,854 common shares, for approximately $30,000 and $366,000, respectively, under Registrant’s stock incentive plans for employees.
During the six months ended June 30, 2020 and 2019, AWR paid $1.8 million and $1.6 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the six months ended June 30, 2020 and 2019, GSWC paid $1.6 million and $1.3 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2020 and 2019, AWR paid quarterly dividends of approximately $11.3 million, or $0.305 per share, and $10.1 million, or $0.275 per share, respectively. During the six months ended June 30, 2020 and 2019, AWR paid quarterly dividends of approximately $22.5 million, or $0.61 per share, and $20.2 million, or $0.550 per share, respectively.
During the three months ended June 30, 2020 and 2019, GSWC paid dividends of $11.3 million and $10.1 million, respectively, to AWR. During the six months ended June 30, 2020 and 2019, GSWC paid dividends of $22.5 million and $20.2 million, respectively, to AWR.
Note 5 — Derivative Instruments
GSWC's electric division purchased power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  In August 2019, the CPUC approved an application that allowed GSWC to enter into new long-term purchased power contracts with energy providers, which GSWC executed in September 2019. GSWC began taking power under these long-term contracts during the fourth quarter of 2019 to replace existing expiring contracts. The new contracts provide power at a fixed cost over approximately three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. BVESI assumed the obligations under these contracts on July 1, 2020.
These purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized GSWC to use a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  This accounting treatment also applies to BVESI. Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact GSWC’s earnings. As of June 30, 2020, there was a $3.8 million unrealized loss recorded as a regulatory asset in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2020 was 562,253 megawatt hours.
The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. Under the accounting guidance, GSWC has made fair value measurements that are classified and disclosed in one of the following three categories:
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2020 and 2019:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Fair value at beginning of the period	$(4,280)	$(336)	$(3,171)	$(311)
Unrealized gains (losses) on purchased power contracts	453	69	(656)	44
Fair value at end of the period	$(3,827)	$(267)	$(3,827)	$(267)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $21.6 million as of June 30, 2020. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2020 and December 31, 2019 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. The interest rates used for the June 30, 2020 valuation increased as compared to December 31, 2019, decreasing the fair value of long-term debt as of June 30, 2020. Changes in the assumptions will produce different results.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$284,489	$386,284	$284,699	$376,467
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 24.4% and 22.6% for the three months ended June 30, 2020 and 2019, respectively, and was 23.5% and 21.9% for the six months ended June 30, 2020 and 2019, respectively. GSWC's ETR was 25.9% and 23.4% for the three months ended June 30, 2020 and 2019, respectively, and was 24.7% and 22.2% for the six months ended June 30, 2020 and 2019, respectively.
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and six months ended June 30, 2020 and 2019; (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2020 and 2019 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$1,372	$986	$47	$53	$244	$298
Interest cost	1,986	2,133	56	80	247	267
Expected return on plan assets	(2,950)	(2,595)	(127)	(112)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	526	351	(199)	(150)	211	118
Net periodic benefits costs under accounting standards	1,043	984	(223)	(129)	702	683
Regulatory adjustment - deferred	(148)	(342)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$895	$642	$(223)	$(129)	$702	$683

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$2,780	$2,220	$94	$106	$488	$596
Interest cost	3,940	4,264	112	160	494	534
Expected return on plan assets	(5,900)	(5,188)	(254)	(224)	—	—
Amortization of prior service cost	218	218	—	—	—	—
Amortization of actuarial (gain) loss	968	710	(398)	(300)	422	236
Net periodic benefits costs under accounting standards	2,006	2,224	(446)	(258)	1,404	1,366
Regulatory adjustment - deferred	(241)	(342)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$1,765	$1,882	$(446)	$(258)	$1,404	$1,366
In 2020, Registrant expects to contribute approximately $3.7 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC utilizes two-way balancing accounts for its water and electric regions and the general office to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded by GSWC in accordance with the accounting guidance for pension costs.  During the three and six months ended June 30, 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $148,000 and $241,000, respectively. During the three and six ended June 30, 2019, GSWC's actual pension expense was higher than the amounts included in water customer rates by $342,000. As of June 30, 2020, GSWC had a $1.4 million net over-collection in the two-way pension balancing accounts included as part of the pension regulatory asset (Note 3).
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

As of June 30, 2020, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2020, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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
Note 10 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant's trade and other receivables, be based on expected credit losses rather than incurred losses.
Registrant's allowance for doubtful account as of June 30, 2020 was developed based on observed effects of the economic impact of the COVID-19 pandemic on GSWC's aging of utility customer accounts receivable, as well as economic data such as unemployment rates and other considerations which may impact customers' ability to pay their bills. Management also took into consideration the impact of the CPUC's order to suspend through April 2021 service disconnections for nonpayments, which is expected to have the effect of increasing delinquent customer accounts receivable during the COVID-19 pandemic. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the COVID-19 pandemic in CEMA accounts to be filed with the CPUC for future recovery.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(dollars in thousands)	AWR	GSWC	AWR	GSWC
Balances at beginning of the period	$1,145	$1,145	$916	$916
Increase to provision	673	673	1,066	1,066
Accounts written off, net of recoveries	(156)	(156)	(320)	(320)
Balances at end of the period	$1,662	$1,662	$1,662	$1,662

Allowance for doubtful accounts related to accounts receivable-customer	$1,603	$1,603	$1,603	$1,603
Allowance for doubtful accounts related to receivable from U.S. government	—	—	—	—
Allowance for doubtful accounts related to other accounts receivable	59	59	59	59
Total allowance for doubtful accounts	$1,662	$1,662	$1,662	$1,662

Note 11 — Business Segments
AWR has three reportable segments, water, electric and contracted services, whereas prior to July 1, 2020 GSWC had two segments, water and electric. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and note receivables therefrom, and deferred taxes.
All activities of GSWC and BVESI, rate-regulated utilities, are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Georgia, Florida, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Three Months Ended June 30, 2020
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$87,074	$7,679	$26,525	$—	$121,278
Operating income (loss)	28,662	1,513	5,543	(2)	35,716
Interest expense, net	4,857	139	(220)	56	4,832
Utility plant	1,353,671	80,343	22,384	—	1,456,398
Depreciation and amortization expense (1)	7,601	608	822	—	9,031
Income tax expense (benefit)	6,970	339	1,301	(329)	8,281
Capital additions	22,076	5,500	1,467	—	29,043

	As Of And For The Three Months Ended June 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$88,140	$7,408	$29,099	$—	$124,647
Operating income (loss)	33,259	778	5,395	(2)	39,430
Interest expense, net	5,112	346	(219)	167	5,406
Utility plant	1,273,962	63,462	18,239	—	1,355,663
Depreciation and amortization expense (1)	5,405	601	649	—	6,655
Income tax expense (benefit)	6,812	14	1,300	(295)	7,831
Capital additions	36,293	1,254	3,046	—	40,593

	As Of And For The Six Months Ended June 30, 2020
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$158,498	$18,647	$53,210	$—	$230,355
Operating income (loss)	47,267	5,000	9,152	(4)	61,415
Interest expense, net	9,990	465	(297)	166	10,324
Utility plant	1,353,671	80,343	22,384	—	1,456,398
Depreciation and amortization expense (1)	15,023	1,215	1,604		17,842
Income tax expense (benefit)	9,348	1,189	2,049	(404)	12,182
Capital additions	50,535	9,054	2,998		62,587

	As Of And For The Six Months Ended June 30, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$152,863	$18,037	$55,480	$—	$226,380
Operating income (loss)	46,525	2,839	10,265	(4)	59,625
Interest expense, net	10,349	699	(580)	313	10,781
Utility plant	1,273,962	63,462	18,239	—	1,355,663
Depreciation and amortization expense (1)	14,794	1,201	1,492	—	17,487
Income tax expense (benefit)	8,485	461	2,425	(230)	11,141
Capital additions	74,672	1,988	4,495	—	81,155

(1)      Depreciation computed on GSWC’s transportation equipment is recorded in other operating expenses and totaled $83,000 and $96,000 for the three months ended June 30, 2020 and 2019, respectively, and $165,000 and $154,000 for the six months ended June 30, 2020 and 2019, respectively.

The following table reconciles total utility plant (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2020	2019
Total utility plant	$1,456,398	$1,355,663
Other assets	241,570	211,620
Total consolidated assets	$1,697,968	$1,567,283

Note 12 - Subsequent Events
Completion of Electric Utility Reorganization Plan and Financing Arrangement:
On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations or business segments. In addition, effective July 1, 2020, BVESI put in place and has access to a 3-year, $35 million revolving credit facility. Under the terms of the credit agreement, BVESI has the right to request an increase in the facility by an additional $15 million.
Issuance of Senior Unsecured Notes at GSWC (the "Notes"):
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. In connection with this financing, GSWC issued (i) $85.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 2.17% due July 8, 2030, and (ii) $75.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 2.90% due July 8, 2040. Interest on the Notes is payable semiannually. The Notes are unsecured and will rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the Notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield.
Under the terms of the Notes, GSWC may not incur any additional indebtedness or pay any distributions to its parent, AWR, if after giving effect thereto, GSWC would have a total indebtedness to capitalization ratio of more than 0.6667:1.00. In addition, GSWC may not incur any additional indebtedness if, after giving effect thereto, it would have a total indebtedness to earnings before interest, taxes, depreciation and amortization ratio greater than 8.00:1.00.
GSWC used the proceeds from the Notes to pay down the majority of its intercompany borrowings from AWR. AWR used the proceeds received from GSWC to pay down amounts outstanding under its credit facility. In March 2020, AWR had amended the credit facility to temporarily increase the borrowing capacity to $260.0 million. Following the issuance of the Notes, effective July 15, 2020 AWR reduced the aggregate borrowing capacity back down to $200.0 million pursuant to the terms of the revolving credit facility agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets and includes specific references to AWR’s individual segments and/or its subsidiaries (GSWC and ASUS and its subsidiaries), and AWR (parent) where applicable.  On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to Bear Valley Electric Service, Inc. (“BVESI”) in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations or business segments.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC and BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by Registrant’s weighted average number of diluted common shares. Furthermore, the retroactive impact related to the first quarter of 2019 resulting from the CPUC's final decision on the water general rate case issued in May 2019 has been excluded when communicating the water segment’s second quarter 2019 results to help facilitate comparisons of the Company’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
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
Water and Electric Segments:
GSWC's and BVESI's revenues, operating income and cash flows have been earned primarily through delivering potable water to homes and businesses in California and the delivery of electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVESI customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  GSWC and BVESI plan to continue to seek additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVESI are expected to remain at higher levels than depreciation expense. When necessary, GSWC and BVESI are able to obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case ("GRC") Filings and Other Matters:
Water Segment GRC:
In May 2019, the CPUC issued a final decision on GSWC's water general rate case, which determined new rates for the years 2019 – 2021 with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment includes $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed.
Due to the delay in receiving a final CPUC decision on the water general rate case, billed water revenues for the first quarter of 2019 were based on 2018 adopted rates, pending a final decision. As a result of the May 2019 CPUC final decision, GSWC recorded the impact of the final decision in the second quarter of 2019, including earnings of $0.08 per share that related to the first quarter of 2019. The final decision also allowed for a water gross margin increase in 2020 and 2021, subject to an earnings test. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing the earnings test at all of its ratemaking areas.   The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020. The final decision also allows for a potential additional increase in the water gross margin of approximately $11.4 million in 2021, subject to the results of an earnings test and changes to the forecasted inflationary index values.
Electric Segment GRC:
In August 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for Tax Act changes; (iii) authorized GSWC's electric division to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iv) increased the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorized a return on equity for GSWC's electric segment of 9.60% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply for BVESI.
Due to the delay in finalizing the electric general rate case, electric revenues recognized during the first six months of 2019 were based on 2017 adopted rates. Because the August 2019 CPUC final decision was retroactive to January 1, 2018, the cumulative retroactive earnings impact of the decision was included in the third quarter results of 2019, including approximately $0.03 per share related to the six months ended June 30, 2019, of which $0.01 per share related to the second quarter of 2019, had the new 2018 and 2019 rates been in place at that time.
Issuance of Senior Unsecured Notes at GSWC:
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160 million. In connection with this financing, GSWC issued $85 million in 2.17% senior notes which mature in 2030, and $75 million in 2.90% senior notes which mature in 2040. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used these proceeds from GSWC to pay down amounts outstanding under its credit facility. In March 2020, AWR had amended its credit facility to temporarily increase the borrowing capacity to $260 million. Following the issuance of GSWC’s notes, effective July 15, 2020 AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement.
Proposed Decision on Low-Income Affordability Rulemaking:
On July 3, 2020, the CPUC issued a proposed decision related to the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues including matters associated with the continued use of the water revenue adjustment mechanism ("WRAM").  If approved, California water utilities that use full decoupling WRAM accounts, including GSWC, would be required to replace their WRAM accounts with a limited price adjustment mechanism (the Monterey-Style Water Revenue Adjustment Mechanisms) in their next general rate case filing.  This proposed decision may be on the Commission’s agenda for a vote as early as August 6, 2020.  Management believes the proposed decision, if approved, should not have any impact on GSWC's WRAM balances during the current rate cycle (2019 through 2021).
Since its implementation in 2008, the WRAM has helped mitigate fluctuations in GSWC’s revenues due to changes in water consumption by its customers.  Replacing the WRAM with the mechanism recommended in the proposed decision would undo the current decoupling mechanism, which could result in more volatility in GSWC’s future revenues and prevent full recovery of its authorized revenues.  GSWC filed comments to the proposed decision.  At this time, management cannot predict the outcome of this matter including its potential impact to the water general rate case application filed in July 2020, which will set new rates for the years 2022 - 2024.
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
COVID-19:
GSWC and BVESI continue to operate as its water and electric utility services are deemed essential services, and continue to monitor the guidance provided by federal, state, and local health authorities and other government officials.  GSWC's response to the COVID-19 outbreak has included: (i) suspending through April 2021 service disconnections for nonpayments pursuant to CPUC orders, which will remain in effect over other existing requirements governing disconnections; (ii) the temporary closing of customer service offices; (iii) increasing the number of employees telecommuting; and (iv) delaying some capital improvement projects at its water utility services business. At this time, neither GSWC nor BVESI is able to predict the financial impact this situation may have on the remainder of 2020. However, the pandemic has caused significant volatility on financial markets, resulting in significant fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans, which are likely to continue. Furthermore, due to expected future credit losses on utility customer bills, GSWC has increased its allowance for doubtful accounts as of June 30, 2020. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. Through June 30, 2020, we have recorded approximately $669,000 in the CEMA regulatory asset account related to bad debt expense in excess of GSWC’s revenue requirement, personal protective equipment, printing costs and other incremental miscellaneous costs. By tracking these costs in a CEMA, utilities can later ask for recovery of these costs from the CPUC. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations, as the water and wastewater services performed on the military bases are deemed essential services.

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2020	6/30/2019	CHANGE
Water, excluding retroactive impact of CPUC decision on general rate case	$0.54	$0.51	$0.03
Electric	0.03	0.01	0.02
Contracted services	0.12	0.12	—
Consolidated diluted earnings per share, adjusted	0.69	0.64	0.05
Retroactive impact of CPUC decision in the water rate case for Q1 2019	—	0.08	(0.08)
Consolidated diluted earnings per share, as reported	$0.69	$0.72	$(0.03)
Water Segment:
Included in the water segment’s results for the three months ended June 30, 2019 was the impact of the May 2019 CPUC final decision in the water general rate case, which was retroactive to January 1, 2019 and resulted in $0.08 per share recorded during the second quarter of 2019 that related to the first three months of 2019. The $0.08 per share is shown in a separate line in the table above. In addition, the final May 2019 decision in the water general rate case approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, or $0.02 per share, and was also recorded during the second quarter of 2019. There was no similar item in 2020.
Furthermore, the COVID-19 pandemic has, among other things, resulted in increased volatility in the financial markets, which has resulted in significant fluctuations in the fair value of investments held to fund one of the Company's retirement plans. Affecting the results and comparability between the two periods were gains of $2.5 million earned on these investments during the second quarter of 2020 compared to gains of $657,000 recorded during the same period in 2019, increasing the water segment’s earnings by approximately $0.04 per share as compared to the second quarter of 2019.
Excluding the effects of the items discussed above, diluted earnings per share from the water segment for the three months ended June 30, 2020 increased by $0.01 per share as compared to the same period in 2019. The following items affected the comparability between the two periods (excluding the impact of billed surcharges, which have no effect on net earnings):

•
An increase in the water gross margin of $2.8 million, or approximately $0.06 per share, as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved as a result of passing the earnings test.  The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020.

•
An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by $0.04 per share mainly due to increases in overall labor costs, unplanned maintenance expense, property taxes, outside services and depreciation expense, for the three months ended June 30, 2020 as compared to the same period in 2019.

•
An overall decrease in interest expense (net of interest income and other income) favorably impacted earnings by approximately $0.01 per share during the three months ended June 30, 2020 as compared to the same period in 2019 due primarily to a decrease in short-term interest rates, partially offset by higher average intercompany borrowings from AWR to fund operations and capital expenditures during the second quarter of 2020.

•
Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the three months ended June 30, 2020 as compared to the same period in 2019 negatively impacted earnings by approximately $0.02 per share.

Electric Segment:
Diluted earnings per share from the electric segment for the three months ended June 30, 2020 increased by $0.02 per share as compared to the same period in 2019 largely due to an increase in the electric gross margin resulting from new rates authorized by the CPUC in its final decision on the electric general rate case issued in August 2019, which were retroactive to January 1, 2018. Due to the delay in receiving this final decision, billed electric revenues for the first six months of 2019 were based on 2017 adopted rates. Among other things, the final decision approved an increase in the electric gross margin for 2018 of approximately $2.3 million, and authorized increases in the adopted electric gross margin of $1.2 million for each of the years 2019 and 2020.

As a result of the delay in finalizing the electric general rate case, the cumulative retroactive earnings impact of the final August 2019 decision was included in the third quarter results of 2019, including approximately $0.01 per share related to the second quarter of 2019 had the new 2018 and 2019 rates been in place at that time.
Contracted Services Segment:
For the three months ended June 30, 2020 and 2019, diluted earnings from the contracted services segment were $0.12 per share. An increase in management fee revenues and overall decrease in operating expenses were mostly offset by a decrease in construction activity during the second quarter of 2020 compared to the same period in 2019.
Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment.

	Diluted Earnings per Share
	Six Months Ended
	June 30, 2020	June 30, 2019	Change
Water	$0.78	$0.80	$(0.02)
Electric	0.09	0.05	0.04
Contracted services	0.20	0.22	(0.02)
Consolidated diluted earnings per share	$1.07	$1.07	$—
Water Segment:
Diluted earnings per share from the water segment for the six months ended June 30, 2020 decreased by $0.02 per share as compared to the same period in 2019. The COVID-19 pandemic has, among other things, resulted in increased volatility in the financial markets, which has resulted in significant fluctuations in the fair value of investments held to fund one of the Company's retirement plans. Affecting the results and comparability between the two periods was a decrease in gains on investments during the six months ended June 30, 2020 compared to the same period in 2019, which decreased the water segment’s earnings by approximately $0.04 per share. Modest investment gains were earned during the six months ended June 30, 2020 as compared to gains of $2.1 million during the same period in 2019. In addition, the May 2019 CPUC final decision on the water general rate case approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, or $0.02 per share, and was recorded during the second quarter of 2019. There was no similar item in 2020.
Excluding the two items discussed above, earnings at the water segment for the six months ended June 30, 2020 increased by $0.04 per share as compared to the same period in 2019. The following items affected the comparability between the two periods (excluding the impact of billed surcharges, which have no effect on net earnings):

•
An increase in the water gross margin of $5.4 million, or approximately $0.10 per share, as a result of new rates authorized by the CPUC. As discussed in the quarterly results, GSWC received its full second-year step increases effective January 1, 2020, which are expected to generate an additional $10.4 million in water gross margin for 2020.

•
An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by approximately $0.06 per share due, in large part, to an increase in overall maintenance expense compared to the same period in 2019. There were also increases in total labor costs, outside services, and property taxes as compared to the same period in 2019.

•
An overall decrease in interest expense (net of interest income and other income) favorably impacted earnings by approximately $0.02 per share during the six months ended June 30, 2020 as compared to the same period in 2019 due primarily to the maturity of long-term debt in March 2019 as well as a decrease in short-term interest rates, partially offset by higher average intercompany borrowings from AWR to fund operations and capital expenditures during the first six months of 2020.

•
Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the six months ended June 30, 2020 as compared to the same period in 2019 negatively impacted earnings by approximately $0.02 per share.

Electric Segment:
Diluted earnings per share from the electric segment for the six months ended June 30, 2020 increased by $0.04 per share as compared to the same period in 2019 largely due to an increase in the electric gross margin resulting from new rates authorized by the CPUC in its final decision on the electric general rate case issued in August 2019, which were retroactive to

January 1, 2018. As previously mentioned, billed electric revenues for the first six months of 2019 were based on 2017 adopted rates. Among other things, the final decision approved an increase in the electric gross margin for 2018 of approximately $2.3 million, and authorized increases in the adopted electric gross margin of $1.2 million for each of the years 2019 and 2020.
As a result of the delay in finalizing the electric general rate case, the cumulative retroactive earnings impact of the final August 2019 decision was included in the third quarter results of 2019, including approximately $0.03 per share related to the first six months of 2019 had the new 2018 and 2019 electric rates been in place at that time.
Contracted Services Segment:
For the six months ended June 30, 2020, diluted earnings from the contracted services segment decreased $0.02 per share as compared to the same period in 2019. Included in the results for the first quarter of 2019 were retroactive revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $0.01 per share and related to periods prior to 2019. Excluding this retroactive amount, diluted earnings from the contracted services segment were lower by $0.01 per share as compared to the same period in 2019 largely due to a decrease in overall construction activity, partially offset by an increase in management fee revenues.
The following discussion and analysis for the three and six months ended June 30, 2020 and 2019 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$87,074	$88,140	$(1,066)	(1.2)%
Electric	7,679	7,408	271	3.7%
Contracted services	26,525	29,099	(2,574)	(8.8)%
Total operating revenues	121,278	124,647	(3,369)	(2.7)%

OPERATING EXPENSES
Water purchased	18,754	18,762	(8)	—%
Power purchased for pumping	2,398	1,982	416	21.0%
Groundwater production assessment	5,030	4,640	390	8.4%
Power purchased for resale	1,967	2,391	(424)	(17.7)%
Supply cost balancing accounts	(1,802)	1,207	(3,009)	(249.3)%
Other operation	7,959	7,708	251	3.3%
Administrative and general	20,398	19,529	869	4.4%
Depreciation and amortization	9,031	6,655	2,376	35.7%
Maintenance	4,094	3,053	1,041	34.1%
Property and other taxes	5,246	4,870	376	7.7%
ASUS construction	12,487	14,532	(2,045)	(14.1)%
Gain on sale of assets	—	(112)	112	*
Total operating expenses	85,562	85,217	345	0.4%

OPERATING INCOME	35,716	39,430	(3,714)	(9.4)%

OTHER INCOME AND EXPENSES
Interest expense	(5,322)	(6,282)	960	(15.3)%
Interest income	490	876	(386)	(44.1)%
Other, net	3,009	591	2,418	*
	(1,823)	(4,815)	2,992	(62.1)%

INCOME BEFORE INCOME TAX EXPENSE	33,893	34,615	(722)	(2.1)%

Income tax expense	8,281	7,831	450	5.7%

NET INCOME	$25,612	$26,784	$(1,172)	(4.4)%

Basic earnings per Common Share	$0.69	$0.72	$(0.03)	(4.2)%

Fully diluted earnings per Common Share	$0.69	$0.72	$(0.03)	(4.2)%
* not meaningful

Operating Revenues:
General
GSWC and BVESI rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. Registrant relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if the Military Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended June 30, 2020, revenues from water operations decreased $1.1 million to $87.1 million as compared to the same period in 2019. Due to the delay in receiving a final decision on the water general rate case, the May 2019 CPUC decision was retroactive to January 1, 2019. As a result, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019, which included approximately $3.4 million in revenues that related to the first quarter of 2019. This decrease was partially offset by full second-year step increases for 2020 as a result of GSWC passing the earnings test. There were also revenue increases during the three months ended June 30, 2020 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding increases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the second quarter of 2020 increased slightly as compared to the same period in 2019. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved Water Revenue Adjustment Mechanism ("WRAM") in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. As previously discussed, in July 2020 the CPUC issued a proposed decision, which among other things, addresses the continued use of the WRAM by California water utilities. At this time, management cannot predict the outcome of this proposed decision.
 Electric
Electric revenues for the three months ended June 30, 2020 increased $271,000 to $7.7 million, due to new rates approved by the CPUC and effective January 1, 2020. In addition, billed revenues for the second quarter of 2019 were based on 2017 adopted electric rates pending a CPUC final decision on the electric general rate case, which was not received until August 2019 and was retroactive to January 1, 2018.
Billed electric usage during the three months ended June 30, 2020 decreased by approximately 2% as compared to the three months ended June 30, 2019.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism ("BRRAM"), which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended June 30, 2020, revenues from contracted services decreased $2.6 million to $26.5 million as compared to $29.1 million for the same period in 2019 due primarily to a decrease in construction activity, partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the six months ended June 30, 2020, ASUS has been awarded approximately $6 million in new construction projects, some of which have been or are expected to be completed during 2020, and the remainder in 2021.
Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.8% and 34.0% of total operating expenses for the three months ended June 30, 2020 and 2019, respectively.
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
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2020 and 2019. There were increases of $198,000 and $135,000 in surcharges recorded in water and electric revenues, respectively, to recover previously incurred costs, which did not impact earnings. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings. In addition, because of the delay in receiving the final CPUC decision in the water general rate case, the water margin for the second quarter of 2019 included the recording of approximately $2.2 million in water margin impact related to the first quarter of 2019.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$87,074	$88,140	$(1,066)	(1.2)%
WATER SUPPLY COSTS:
Water purchased (1)	$18,754	$18,762	$(8)	—%
Power purchased for pumping (1)	2,398	1,982	416	21.0%
Groundwater production assessment (1)	5,030	4,640	390	8.4%
Water supply cost balancing accounts (1)	(2,004)	691	(2,695)	(390.0)%
TOTAL WATER SUPPLY COSTS	$24,178	$26,075	$(1,897)	(7.3)%
WATER GROSS MARGIN (2)	$62,896	$62,065	$831	1.3%

ELECTRIC OPERATING REVENUES (1)	$7,679	$7,408	$271	3.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$1,967	$2,391	$(424)	(17.7)%
Electric supply cost balancing accounts (1)	202	516	(314)	(60.9)%
TOTAL ELECTRIC SUPPLY COSTS	$2,169	$2,907	$(738)	(25.4)%
ELECTRIC GROSS MARGIN (2)	$5,510	$4,501	$1,009	22.4%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(1,802,000) and $1,207,000 for the three months ended June 30, 2020 and 2019, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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

The overall actual percentages of purchased water for the three months ended June 30, 2020 and 2019 were approximately 43% and 45%, respectively, as compared to the authorized adopted percentages of 36% for the three months ended June 30, 2020 and 2019. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in electricity usage for pumping as well as increased rates and pump taxes as compared to the three months ended June 30, 2019.
For the three months ended June 30, 2020, the water supply cost balancing account had a $2.0 million under-collection as compared a $691,000 over-collection during the same period in 2019. Included in the second quarter of 2019 was a $1.7 million increase which related to the first quarter of 2019 to reflect new adopted supply costs retroactive to January 1, 2019. This resulted in an over-collection balance for the three months ended June 30, 2019. The remainder of the change in the water supply cost balancing account was due to higher-than-adopted supply mix as well as higher costs for pumping and groundwater assessments.
For the three months ended June 30, 2020, the cost of power purchased for resale to GSWC's electric customers decreased to $2.0 million as compared to $2.4 million during the same period in 2019 due to a decrease in customer usage and a lower average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, decreased from $79.34 for the three months ended June 30, 2019 to $57.08 for the same period in 2020.  The over-collection in the electric supply cost balancing account decreased as compared to the three months ended June 30, 2019 due to an updated adopted supply cost approved in the CPUC's final decision in the electric general rate case received in August 2019.
Other Operation
The primary components of other operation expenses for GSWC include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended June 30, 2020 and 2019, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$5,678	$5,433	$245	4.5%
Electric Services	692	621	71	11.4%
Contracted Services	1,589	1,654	(65)	(3.9)%
Total other operation	$7,959	$7,708	$251	3.3%
For the three months ended June 30, 2020, other operation expense at the water segment increased primarily due to a $172,000 increase in bad debt expense as compared to the same period in 2019. The increase in bad debt expense is due to expected increases in delinquent customer payments as a result of the economic downturn associated with the stay-at-home orders in response to the COVID-19 pandemic. However, bad debt expense in excess of what is included in GSWC's revenue requirement has been included in the CPUC-approved catastrophic event memorandum account to be filed for future recovery. There was also an increase in outside service costs during the three months ended June 30, 2020.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$13,700	$11,685	$2,015	17.2%
Electric Services	2,033	1,993	40	2.0%
Contracted Services	4,663	5,849	(1,186)	(20.3)%
AWR (parent)	2	2	—	—%
Total administrative and general	$20,398	$19,529	$869	4.4%
For the three months ended June 30, 2020, administrative and general expenses at the water segment increased by $2.0 million largely due to a $1.1 million reduction recorded during the second quarter of 2019 to reflect the CPUC's approval in May 2019 for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. There was also an increase of $152,000 in surcharges billed for the recovery of previously incurred expenses as compared to the same period in 2019, which are offset by corresponding increases in administrative and general expenses, resulting in no impact to earnings. In addition, for the three months ended June 30, 2020 there were increases in labor and other employee-related benefits, as well as increases in outside services costs as compared to the same period in 2019.
For the three months ended June 30, 2020, the decrease in administrative and general expenses at the contracted services segment was due primarily to decreases in legal and other outside services costs, and travel and related costs as compared to the same period in 2019. Legal and outside services tend to fluctuate from period to period, and are expected to continue to fluctuate.
Depreciation and Amortization
For the three months ended June 30, 2020 and 2019, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$7,601	$5,405	$2,196	40.6%
Electric Services	608	601	7	1.2%
Contracted Services	822	649	173	26.7%
Total depreciation and amortization	$9,031	$6,655	$2,376	35.7%
The May 2019 CPUC final decision in the water general rate case approved lower overall composite depreciation rates based on a revised depreciation study as compared to composite rates used during the first three months of 2019 pending a final decision. As a result of the May 2019 CPUC final decision, the cumulative retroactive impact of the CPUC decision was recorded during the second quarter of 2019, which included a reduction of approximately $1.7 million in depreciation expense related to the first three months of 2019. There was no similar reduction in 2020. There was also an increase in depreciation expense resulting from the additions to utility plant and other fixed assets.
Maintenance
For the three months ended June 30, 2020 and 2019, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$2,819	$2,195	$624	28.4%
Electric Services	382	257	125	48.6%
Contracted Services	893	601	292	48.6%
Total maintenance	$4,094	$3,053	$1,041	34.1%
Maintenance expense at the water segment increased primarily due to higher unplanned maintenance as compared to the same period in 2019. The increase in maintenance expense at the electric segment was due to an increase in tree trimming costs and an increase in surcharges billed to collect previously incurred maintenance costs. The increase in maintenance at the contracted services segment is due to higher planned maintenance as compared to the same period in 2019.

Property and Other Taxes
For the three months ended June 30, 2020 and 2019, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$4,438	$4,171	$267	6.4%
Electric Services	280	251	29	11.6%
Contracted Services	528	448	80	17.9%
Total property and other taxes	$5,246	$4,870	$376	7.7%
Property and other taxes increased overall due mostly to capital additions at the water segment.
ASUS Construction
For the three months ended June 30, 2020, construction expenses for contracted services were $12.5 million, decreasing $2.0 million compared to the same period in 2019 due primarily to a decrease in overall construction activity.
Interest Expense
For the three months ended June 30, 2020 and 2019, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$5,006	$5,628	$(622)	(11.1)%
Electric Services	171	373	(202)	(54.2)%
Contracted Services	86	115	(29)	(25.2)%
AWR (parent)	59	166	(107)	(64.5)%
Total interest expense	$5,322	$6,282	$(960)	(15.3)%
The overall decrease in interest expense is due primarily to lower interest rates on the revolving credit facility as compared to 2019. In addition, interest expense for the three months ended June 30, 2019 included interest related to a $7.2 million regulatory liability, which was refunded to water customers during the third quarter of 2019. On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. As a result, interest expense is expected to increase.
Interest Income
For the three months ended June 30, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$149	$516	$(367)	(71.1)%
Electric Services	32	27	5	18.5%
Contracted Services	306	334	(28)	(8.4)%
AWR (parent)	3	(1)	4	(400.0)%
Total interest income	$490	$876	$(386)	(44.1)%
The decrease in interest income during the three months ended June 30, 2020 was largely due to lower interest earned on regulatory assets at the water segment.

Other Income and (Expense), net
For the three months ended June 30, 2020 and 2019, other income and (expense), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$3,021	$541	$2,480	458.4%
Electric Services	28	4	24	600.0%
Contracted Services	(40)	(63)	23	(36.5)%
AWR (parent)	—	109	(109)	(100.0)%
Total other income and (expense), net	$3,009	$591	$2,418	409.1%
For the three months ended June 30, 2020, other income (net of other expense) increased by $2.5 million due mostly to higher gains recorded on Registrant's investments held for a retirement benefit plan because of recent market conditions as compared to the same period in 2019. This was partially offset by increases in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, thus having no material impact to earnings.
Income Tax Expense
For the three months ended June 30, 2020 and 2019, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$6,970	$6,812	$158	2.3%
Electric Services	339	14	325	*
Contracted Services	1,301	1,300	1	0.1%
AWR (parent)	(329)	(295)	(34)	11.5%
Total income tax expense	$8,281	$7,831	$450	5.7%
* not meaningful
Consolidated income tax expense for the three months ended June 30, 2020 increased by $450,000 due primarily to an increase in the effective income tax rate ("ETR"). AWR's ETR was 24.4% and 22.6% for the three months ended June 30, 2020 and 2019, respectively. The increase was due primarily to the increase in GSWC's ETR, which was 25.9% and 23.4% for the three months ended June 30, 2020 and 2019, respectively, resulting primarily from changes in certain flow-through and permanent items.

Consolidated Results of Operations — Six Months Ended June 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$158,498	$152,863	$5,635	3.7%
Electric	18,647	18,037	610	3.4%
Contracted services	53,210	55,480	(2,270)	(4.1)%
Total operating revenues	230,355	226,380	3,975	1.8%

OPERATING EXPENSES
Water purchased	32,846	31,902	944	3.0%
Power purchased for pumping	4,257	3,520	737	20.9%
Groundwater production assessment	9,178	8,386	792	9.4%
Power purchased for resale	5,010	6,095	(1,085)	(17.8)%
Supply cost balancing accounts	(3,967)	(165)	(3,802)	2,304.2%
Other operation	16,445	16,279	166	1.0%
Administrative and general	43,348	41,201	2,147	5.2%
Depreciation and amortization	17,842	17,487	355	2.0%
Maintenance	7,978	5,619	2,359	42.0%
Property and other taxes	10,405	9,766	639	6.5%
ASUS construction	25,602	26,777	(1,175)	(4.4)%
Gain on sale of assets	(4)	(112)	108	(96.4)%
Total operating expenses	168,940	166,755	2,185	1.3%

OPERATING INCOME	61,415	59,625	1,790	3.0%

OTHER INCOME AND EXPENSES
Interest expense	(11,372)	(12,599)	1,227	(9.7)%
Interest income	1,048	1,818	(770)	(42.4)%
Other, net	775	1,933	(1,158)	(59.9)%
	(9,549)	(8,848)	(701)	7.9%

INCOME BEFORE INCOME TAX EXPENSE	51,866	50,777	1,089	2.1%
Income tax expense	12,182	11,141	1,041	9.3%

NET INCOME	$39,684	$39,636	$48	0.1%

Basic earnings per Common Share	$1.07	$1.07	$—	—%

Fully diluted earnings per Common Share	$1.07	$1.07	$—	—%

* not meaningful

Operating Revenues:

Water
For the six months ended June 30, 2020, revenues from water operations increased $5.6 million to $158.5 million as compared to the same period in 2019 as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing the earnings test.  The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020. There were also revenue increases related to CPUC-approved rate surcharges that were in place to recover previously incurred costs. The decrease in surcharge revenues was offset by a corresponding decrease in operating expenses (primarily administrative and general), resulting in no impact to earnings.
Billed water consumption for the first six months of 2020 increased approximately 5% as compared to the same period in 2019. Currently, changes in consumption generally do not have a significant impact on revenues due to the WRAM. As previously discussed, in July 2020 the CPUC issued a proposed decision, which among other things, addresses the continued use of the WRAM by California water utilities. At this time, management cannot predict the outcome of this proposed decision.
Electric
For the six months ended June 30, 2020, revenues from electric operations were $18.6 million as compared to $18.0 million for the same period in 2019, due to new rates approved by the CPUC and effective January 1, 2020. In addition, billed revenues for the first six months of 2019 were based on 2017 adopted electric rates pending a CPUC final decision on the electric general rate case, which was not received until August 2019 and was retroactive to January 1, 2018.
Billed electric usage decreased by approximately 4% during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
 Contracted Services
For the six months ended June 30, 2020, revenues from contracted services decreased $2.3 million to $53.2 million as compared to $55.5 million for the same period in 2019 due primarily to an overall decrease in construction activity. In addition, included in the results for the first quarter of 2019 were retroactive revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $0.01 per share and related to periods prior to 2019. There were no similar retroactive revenues during 2020. These decreases were partially offset by increases in ongoing management fees due to the successful resolution of various economic price adjustments.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.0% and 29.8% of total operating expenses for the six months ended June 30, 2020 and 2019, respectively. The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2020 and 2018 (dollar amounts in thousands). There was an increase in surcharges of $641,000 recorded in water revenues, which did not impact water earnings. Surcharges are recorded to revenues when billed to customers and are offset by a corresponding increase in operating expenses, resulting in no impact to earnings.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$158,498	$152,863	$5,635	3.7%
WATER SUPPLY COSTS:
Water purchased (1)	$32,846	$31,902	$944	3.0%
Power purchased for pumping (1)	4,257	3,520	737	20.9%
Groundwater production assessment (1)	9,178	8,386	792	9.4%
Water supply cost balancing accounts (1)	(4,278)	(1,428)	(2,850)	199.6%
TOTAL WATER SUPPLY COSTS	$42,003	$42,380	$(377)	(0.9)%
WATER GROSS MARGIN (2)	$116,495	$110,483	$6,012	5.4%

ELECTRIC OPERATING REVENUES (1)	$18,647	$18,037	$610	3.4%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,010	$6,095	$(1,085)	(17.8)%
Electric supply cost balancing accounts (1)	311	1,263	(952)	(75.4)%
TOTAL ELECTRIC SUPPLY COSTS	$5,321	$7,358	$(2,037)	(27.7)%
ELECTRIC GROSS MARGIN (2)	$13,326	$10,679	$2,647	24.8%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(3,967,000.0) and $(165,000) for the six months ended June 30, 2020 and 2019, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
The overall actual percentage of purchased water for each of the six month periods ended June 30, 2020 and 2019 was 44%, as compared to the adopted percentage of approximately 33% and 35% for the six months ended June 30, 2020 and 2019, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.  Purchased water costs for the six months ended June 30, 2020 increased to $32.8 million as compared to $31.9 million for the same period in 2019 primarily due to an increase in wholesale water costs as well as an increase in customer usage.
For the six months ended June 30, 2020 and 2019, power purchased for pumping increased by $737,000 due to an increase in electric rates. Groundwater production assessments increased $792,000 due to an increase in the amount of water pumped as well as higher pump tax rates for the six months ended June 30, 2020 as compared to the same period in 2019.
The under-collection in the water supply cost balancing account increased $2.9 million during the six months ended June 30, 2020 as compared to the same period in 2019 mainly due to a higher than adopted supply mix.
For the six months ended June 30, 2020, the cost of power purchased for resale to electric customers decreased by $1.1 million to $5.0 million as compared to $6.1 million for the same period in 2019 primarily due to a decrease in the average price per MWh, as well as a decrease in customer usage. The average price per MWh, including fixed costs, decreased from $78.50 for the six months ended June 30, 2019 to $68.26 for the same period in 2020. The over-collection in the electric supply cost balancing account decreased by $1.0 million due to an updated adopted supply cost approved in the CPUC's final decision in the electric general rate case received in August 2019.

Other Operation
For the six months ended June 30, 2020 and 2019, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$11,497	$11,478	$19	0.2%
Electric Services	1,503	1,436	67	4.7%
Contracted Services	3,445	3,365	80	2.4%
Total other operation	$16,445	$16,279	$166	1.0%
     Administrative and General
For the six months ended June 30, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$28,252	$25,617	$2,635	10.3%
Electric Services	4,319	4,155	164	3.9%
Contracted Services	10,773	11,425	(652)	(5.7)%
AWR (parent)	4	4	—	—%
Total administrative and general	$43,348	$41,201	$2,147	5.2%
     For the six months ended June 30, 2020, administrative and general expenses at the water segment increased, due in part, to a $1.1 million reduction recorded during the second quarter of 2019 to reflect the CPUC's approval in May 2019 for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. There was also an increase of $362,000 in surcharges billed for the recovery of previously incurred expenses as compared to the same period in 2019, which are offset by corresponding increases in administrative and general expenses, resulting in no impact to earnings. In addition, there were increases in labor costs and other employee-related benefits, as well as an increase in outside services.
For the six months ended June 30, 2020, administrative and general expenses at the contracted services segment decreased due, in part, to lower travel and related costs as compared to the same period in 2019.
Depreciation and Amortization
For the six months ended June 30, 2020 and 2019, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$15,023	$14,794	$229	1.5%
Electric Services	1,215	1,201	14	1.2%
Contracted Services	1,604	1,492	112	7.5%
Total depreciation and amortization	$17,842	$17,487	$355	2.0%
Increases in depreciation expense resulted from the additions to utility plant and other fixed assets.

Maintenance
For the six months ended June 30, 2020 and 2019, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$5,706	$3,854	$1,852	48.1%
Electric Services	688	511	177	34.6%
Contracted Services	1,584	1,254	330	26.3%
Total maintenance	$7,978	$5,619	$2,359	42.0%
     Maintenance expense for water services increased due to a higher level of planned and unplanned maintenance as compared to the same period in 2019. Maintenance expense at the electric segment increased primarily due to an increase in surcharges billed during the first six months of 2020 to recover previously incurred maintenance costs. The increase in maintenance at the contracted services segment is due to higher planned maintenance as compared to the same period in 2019.
Property and Other Taxes
 For the six months ended June 30, 2020 and 2019, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$8,751	$8,298	$453	5.5%
Electric Services	600	537	63	11.7%
Contracted Services	1,054	931	123	13.2%
Total property and other taxes	$10,405	$9,766	$639	6.5%
Property and other taxes increased overall during the six months ended June 30, 2020 due primarily to capital additions and associated higher assessed property values.
ASUS Construction
For the six months ended June 30, 2020, construction expenses for contracted services were $25.6 million, decreasing $1.2 million compared to the same period in 2019 due to a decrease in overall construction activity as compared to the same period in 2019.
Interest Expense
For the six months ended June 30, 2020 and 2019, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$10,404	$11,245	$(841)	(7.5)%
Electric Services	550	754	(204)	(27.1)%
Contracted Services	247	289	(42)	(14.5)%
AWR (parent)	171	311	(140)	(45.0)%
Total interest expense	$11,372	$12,599	$(1,227)	(9.7)%
     The overall decrease in interest expense is due to GSWC's repayment of $40.0 million of its 6.70% senior notes that matured in March 2019 and which were not replaced at that time, as well as lower interest rates on the revolving credit facility as compared to 2019, and lower interest expense recorded for the first six months of 2019 related to a $7.2 million regulatory liability, which was refunded to water customers during the third quarter of 2019. These decreases were partially offset by higher average borrowings on the line of credit as compared to the first six months of 2019. On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. As a result, interest expense is expected to increase.

Interest Income
For the six months ended June 30, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$414	$896	$(482)	(53.8)%
Electric Services	85	55	30	54.5%
Contracted Services	544	869	(325)	(37.4)%
AWR (parent)	5	(2)	7	(350.0)%
Total interest income	$1,048	$1,818	$(770)	(42.4)%
The decrease in interest income during the six months ended June 30, 2020 was largely due to lower interest income earned on regulatory assets at the water segment, and lower interest income recognized on certain initial construction projects performed for the contracted services segment.
Other Income and (Expense), net
For the six months ended June 30, 2020 and 2019, other income and (expense), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	783	1,943	(1,160)	(59.7)%
Electric Services	63	7	56	800.0%
Contracted Services	(71)	(126)	55	(43.7)%
AWR (parent)	—	109	(109)	(100.0)%
Total other income and (expense), net	775	1,933	(1,158)	(59.9)%
For the six months ended June 30, 2020, other income (net of other expense) decreased by $1.2 million due primarily to lower gains recognized on investments held for a retirement benefit plan because of recent market conditions, as compared to the same period in 2019. There was also an increase in the non-service cost components of net periodic benefit costs related to GSWC's defined benefit pension plans and other retirement benefits as compared to the same period in 2019. As previously discussed, as a result of GSWC's pension balancing account authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings.
Income Tax Expense
For the six months ended June 30, 2020 and 2019, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ CHANGE	% CHANGE
Water Services	$9,348	$8,485	$863	10.2%
Electric Services	1,189	461	728	157.9%
Contracted Services	2,049	2,425	(376)	(15.5)%
AWR (parent)	(404)	(230)	(174)	75.7%
Total income tax expense	$12,182	$11,141	$1,041	9.3%
Consolidated income tax expense for the six months ended June 30, 2020 increased due to an increase in pretax income, as well as a higher overall effective income tax rate ("ETR"). AWR's consolidated ETR increased to 23.5% for the six months ended June 30, 2020 as compared to 21.9% for the six months ended June 30, 2019. The increase was due primarily to the increase in GSWC's ETR, which was 24.7% and 22.2% for the six months ended June 30, 2020 and 2019, respectively, resulting primarily from changes in certain flow-through and permanent items.

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

Liquidity and Capital Resources
AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program and future increases in market interest rates. AWR believes that costs associated with capital used to fund construction at GSWC and BVESI will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $267.0 million was available on June 30, 2020 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. In addition, AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of June 30, 2020, there was $249.0 million outstanding under this facility.
On May 7, 2020, the CPUC approved GSWC’s finance application filed in November 2019 requesting authority to issue additional long-term debt and equity securities not to exceed $465 million to support its water operations. Following the CPUC's approval, on July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. This financing consisted of GSWC issuing $85.0 million in 2.17% senior notes which mature in 2030, and $75.0 million in 2.90% senior notes which mature in 2040. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility. In March 2020, AWR had amended the credit facility to temporarily increase the borrowing capacity to $260 million. Following the issuance of GSWC’s notes, effective July 15, 2020 AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement.
On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, now a wholly owned subsidiary of AWR. Effective July 1, 2020, BVESI also put in place and has access to a 3-year, $35 million revolving credit facility. Borrowings made under this facility will support the electric business operations and capital expenditures. Under the terms of the credit agreement, BVESI will be able to request an increase in the facility by an additional $15 million. Furthermore, the CPUC issued a decision in December 2019 approving, among other things, BVESI's authority to issue long-term financing not to exceed $75 million.
As part of the response to the COVID-19 outbreak, GSWC and BVESI have suspended through April 2021 service disconnections for nonpayments pursuant to CPUC orders. This is expected to reduce Registrant's cash flows from operating activities and increase borrowings under AWR's and BVESI's credit facilities. The magnitude of the reduction to cash flows is difficult to predict at this time, and is dependent on variables such as how long stay-at-home orders issued by state and local governments will remain in place, how successful such measures will be in containing the outbreak, and the nature and effectiveness of government assistance.
In June 2020, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In June 2020, Moody's Investors Service ("Moody's") also reaffirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On July 28, 2020, AWR's Board of Directors approved a 9.8% increase in the third quarter dividend, from $0.305 per share to $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2020 to shareholders of record at the close of business on August 17, 2020.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $46.3 million for the six months ended June 30, 2020 as compared to $44.7 million for the same period in 2019.  The increase in cash was due to deferrals of certain payroll and income tax payments as a result of COVID-19 relief legislation. This increase was partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of service disconnections to customers for non-payment. There were also decreases in cash flows resulting from the timing in billing of and cash receipts for construction work at military bases during the six months ended June 30, 2020. The billings (and cash receipts) for construction work at our contracted services segment generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $62.5 million for the six months ended June 30, 2020 as compared to $80.9 million for the same period in 2019 largely due to a decrease in capital expenditures at GSWC. Capital expenditures activity has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic. This restriction has impacted pipeline replacement projects, which require temporary service shut-offs in order to complete. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2020 as compared to $30.6 million during the same period in 2019. This decrease in cash provided from financing activities was due to higher borrowings needed under the revolving credit facility during the six months ended June 30, 2019, a portion of which was used to fund the repayment of $40.0 million senior notes, which matured in March 2019.

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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from AWR to help fund a portion of its operations and construction expenditures.  As previously mentioned, on May 7, 2020, the CPUC approved GSWC’s finance application authorizing the issuance of additional long-term debt and equity securities not to exceed $465 million to support its water operations. Following this approval, on July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. Furthermore, AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to GSWC in support of its operations. Under the terms of an intercompany note, as of June 30, 2020, GSWC was able to borrow up to $222 million from AWR. As a result, GSWC’s outstanding intercompany borrowings was $199.2 million as of June 30, 2020.
As previously mentioned, GSWC used the proceeds from the issuance of notes in July 2020 to pay down a majority of its intercompany borrowings from AWR, which in turn used the amounts received by GSWC to pay down outstanding balances under its credit facility. Following the issuance of GSWC's notes, effective July 15, 2020 AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement. Accordingly, the borrowing capacity under GSWC's intercompany note agreement was amended, and currently GSWC's water operations may borrow up to $150 million from AWR. The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. As of June 30, 2020, the end of the next 24-month period in which GSWC is required to completely pay down its intercompany borrowings is in November 2020. As a result, GSWC’s intercompany borrowings of $199.2 million as of June 30, 2020 have been classified as a current liability on GSWC’s balance sheet.
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
As is often the case with public utilities, GSWC’s current liabilities may at times exceed its current assets. Management believes that internally generated cash flows from operations, along with the proceeds from the issuance of long-term debt, intercompany borrowings from AWR, and common share issuances to AWR will be adequate to provide sufficient capital to enable GSWC to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $41.0 million for the six months ended June 30, 2020 as compared to $38.2 million for the same period in 2019.  The increase in cash was due to deferrals of certain payroll and income tax payments as a result of COVID-19 relief legislation. This increase was partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of customer service disconnections for nonpayment. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $59.5 million for the six months ended June 30, 2020 as compared to $76.4 million for the same period in 2019. Cash used for capital expenditures was $59.6 million for the six months ended June 30, 2020 as compared to $76.7 million during the same period in 2019. Capital expenditures activity has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic. This restriction has impacted pipeline replacement projects, which require temporary service shut-offs in order to complete. During 2020, GSWC's company-funded capital expenditures are estimated to be approximately $105 - $120 million barring any further delays resulting from changes in GSWC's capital improvement schedules due to the COVID-19 pandemic.

Cash Flows from Financing Activities:
Net cash provided by financing activities was $19.5 million for the six months ended June 30, 2020 as compared to $34.5 million for the same period in 2019.  The decrease in cash from financing activities was due to higher intercompany borrowings needed during the first six months of 2019 to fund the repayment of $40.0 million of GSWC's 6.70% senior notes, which matured in March 2019. There was no similar repayment made during the six months ended June 30, 2020.
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
Effective July 15, 2020, AWR reduced the aggregate borrowing capacity under its revolving credit facility from $260 million to $200 million pursuant to the terms of its revolving credit facility agreement.
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes (the "Notes") totaling $160.0 million. In connection with this financing, GSWC issued (i) $85.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 2.17% due July 8, 2030, and (ii) $75.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 2.90% due July 8, 2040. Interest on the Notes is payable semiannually. The Notes are unsecured and will rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the Notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. Under the terms of the Notes, GSWC may not incur any additional indebtedness or pay any distributions to its parent, AWR, if after giving effect thereto, GSWC would have a total indebtedness to capitalization ratio of more than 0.6667:1.00. In addition, GSWC may not incur any additional indebtedness if, after giving effect thereto, it would have a total indebtedness to earnings before interest, taxes, depreciation and amortization ratio greater than 8.00:1.00.
On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to a separate and now wholly owned subsidiary of AWR, Bear Valley Electric Service, Inc. ("BVESI"). Effective July 1, 2020, BVESI also put in place and has access to a 3-year, $35 million revolving credit facility.
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
General Rate Case
On July 15, 2020, GSWC filed a general rate case application for all of its water regions and the general office.  This general rate case will determine new water rates for the years 2022, 2023 and 2024.  Among other things, GSWC's requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. A decision in the water general rate case is scheduled for the fourth quarter of 2021 with new rates to become effective January 1, 2022.
Proposed Decision on Low-Income Affordability Rulemaking
On July 3, 2020, the CPUC issued a proposed decision related to the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues including matters associated with the continued use of the water revenue adjustment mechanism ("WRAM").  If approved, California water utilities that use full decoupling WRAM accounts, including GSWC, would be required to replace their WRAM accounts with a limited price adjustment mechanism (the Monterey-Style Water Revenue Adjustment Mechanisms) in their next general rate case filing.  This proposed decision may be on the Commission’s agenda for a vote as early as August 6, 2020.  Management believes the proposed decision, if approved, should not have any impact on GSWC's WRAM balances during the current rate cycle (2019 through 2021).
Since its implementation in 2008, the WRAM has helped mitigate fluctuations in GSWC’s revenues due to changes in water consumption by its customers.  Replacing the WRAM with the mechanism recommended in the proposed decision would undo the current decoupling mechanism, which could result in more volatility in GSWC’s future revenues and prevent full recovery of its authorized revenues.  GSWC filed comments to the proposed decision.  At this time, management cannot predict the outcome of this matter including its potential impact to the water general rate case application filed in July 2020, which will set new rates for the years 2022 - 2024.
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
Finance Application
In November 2019, GSWC filed a finance application with the CPUC requesting, among other things, authorization to issue additional long-term debt and equity securities not to exceed $465 million to support its water operations. On May 7, 2020, the CPUC approved the finance application. Following the CPUC’s approval, on July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million.
Electric Segment:
Transfer of Electric Utility Operations to New Subsidiary:
GSWC filed applications with the CPUC and the FERC in December 2018 and July 2019, respectively, to transfer the electric assets and liabilities of its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR. Due to the differences in operations, regulations, and risks, management believes that operating its electric business in a separate legal entity and stand-alone subsidiary of AWR is in the best interests of the customers, employees, and the communities served. The FERC and CPUC approved GSWC's application for reorganization in October 2019 and December of 2019, respectively. On April 30, 2020, the FERC also approved BVESI's application for market-based rate authority with an accompanying tariff.
With all closing procedures finalized, on July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations and business segments.
Recent Changes in Rates
On August 15, 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases the adopted electric gross margin by $1.2 million for 2020, by $1.1 million for 2021, and by $1.0 million for 2022 (the electric rate increases are not subject to an earnings test). The rate case decision continues to apply for BVESI.
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
Precipitation levels to date in 2020 have been below normal, with statewide snowpack at about 64% of average. As of July 28, 2020, the U.S. Drought Monitor reported that approximately 50% of California was considered in a "Moderate Drought" and approximately 22% in a "Severe Drought", as compared to zero percent in both categories one year ago. Dry conditions are currently more pronounced in the northern half of the California. If dry conditions continue or get worse, the SWRCB or other regulatory agencies may impose emergency drought actions. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas.  GSWC continues to assess water supply conditions and water-use restrictions in these service areas and will make appropriate adjustments as needed
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors.  Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors.  DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions.  The SWP is a major source of water for the MWD. In January 2020, DWR set the initial SWP delivery allocation at 15 percent of requests for the 2020 calendar year. The delivery allocation was increased to 20 percent in May due to improved hydrology.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. See Note 1 of the Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk, primarily relating to changes in the market price of electricity at BVESI, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
Except for risks associated with uncertainties arising from the COVID-19 pandemic, there have been no significant changes in the risk factors disclosed in our 2019 Annual Report on Form 10-K. Some of the risks due to the COVID-19 pandemic that have been identified by management to date include uncertainties arising out of:

•
the impact of the COVID-19 pandemic on the ability of GSWC, BVESI and the Military Privatization Subsidiaries to continue to operate, repair, maintain and improve their infrastructure and to provide utility services to their customers in the ordinary course while keeping their employees and customers and the communities and military bases on which they operate safe; the extent of this impact will depend, in part, on the degree to which federal, state and local governments restrict business and personal activities, the associated level of compliance by businesses and citizens and the degree to which “flattening the curve” is successful;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2020	18,825		$82.54	—	—
May 1 – 31, 2020	10,438		$77.39	—	—
June 1 – 30, 2020	12,763		$78.10	—	—
Total	42,026	(2)	$79.91	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 38,309 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of common shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Mine Safety Disclosure
     Not applicable
Item 5. Other Information

(a)
On July 28, 2020, AWR's Board of Directors approved a 9.8% increase in the third quarter dividend, from $0.305 per share to $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2020 to shareholders of record at the close of business on August 17, 2020.

(b)	There have been no material changes during the second quarter of 2020 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

4.3	Description of Common Shares incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K for the year ended December 31, 2019

4.4	Description of Debt Securities incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31, 2019

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

10.6	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.7	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant's Form S-3D filed November 12, 2008 (File No. 1-14431)

10.8
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on November 21, 2014 (File No. 1-14431) (2)

10.9	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.10
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended , incorporated by reference to Exhibit 10.1 to Registrant's 8-K dated June 29, 2020

10.11	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.12	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.13	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.14	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.15	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.16	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.17
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017

10.18	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.19	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.20	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.21	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.22	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.23
Form of Restricted Stock Unit Agreement for grants after December 31, 2014 under the 2008 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed November 21, 2014 (2)

10.24	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.25
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan prior to January 1, 2018 incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 6, 2017 (2)

10.26
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.27	Form of 2018 Performance Award Agreement incorporated by reference to Exhibit 10-1 of Registrant’s Form 8-K filed February 2, 2018 (2)

10.28	2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2020 (2)

10.29	Form of Award Agreement for the 2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2020 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 3, 2020