Form 10-Q
period 2020-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2020-11-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2020

or

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
As of October 30, 2020, the number of Common Shares outstanding of American States Water Company was 36,889,061 shares. As of October 30, 2020, all of the 165 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Forward-Looking Information
     This Form 10-Q and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management.  Forward-looking statements are not statements of historical facts.  For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements.  We are not able to predict all the factors that may affect future results.  We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements.  Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, include, but are not limited to:
•the outcome of pending and future regulatory, legislative, or other proceedings; investigations or audits, including decisions in GSWC's and BVESI's general rate cases; and the results of independent audits of GSWC's construction contracting procurement practices or other independent audits of our costs;
•changes in the policies and procedures of the California Public Utilities Commission ("CPUC");
•timeliness of CPUC action on GSWC and BVESI rates;
•availability of GSWC's water supplies, which may be adversely affected by increases in the frequency and duration of droughts, changes in weather patterns, contamination, and court decisions or other governmental actions restricting the use of water from the Colorado River, the California State Water Project, or pumping of groundwater;
•BVESI liabilities associated with the inherent risks to persons or property should either come into contact with electrical current or equipment;
•the potential of strict liability for damages caused by GSWC's or BVESI's property or equipment, even if neither was negligent in the operation and maintenance of that property or equipment, under a doctrine known as inverse condemnation;
•the impact of storms, high winds, earthquakes, floods, mudslides, drought, wildfires and similar natural disasters, contamination, or acts of terrorism or vandalism, that (i) affect water quality, supply, or customer demand; (ii) damage or disrupt facilities, operations, or information technology systems on which we rely; or (iii) cause bodily injury or property damage resulting in liabilities that we may be unable to recover from insurance, third parties, the U.S. government, or that the CPUC or the courts do not permit us to recover from ratepayers;
•the economic impact of the COVID-19 pandemic on GSWC’s or BVESI's liquidity from (i) future credit losses on utility customer bills or (ii) the value of its pension and other retirement plan assets due to possible declines in securities prices;
•the economic impact on the ability of GSWC, BVESI, and the subsidiaries of ASUS to continue to operate, maintain, repair and improve their infrastructure and to provide services to their customers in the ordinary course of business;
•the impact on water utility operations during high fire threat conditions as a result of the Public Safety Power Shut-Off program authorized by the CPUC and implemented by the electric utilities that serve GSWC facilities throughout the state, and our ability to get full cost recovery in rates for costs incurred in preparation of and during a Public Safety Power Shut-Off event;
•inability to recover costs resulting from wildfires caused by BVESI’s electrical equipment from insurance or ratepayers on a timely basis, if at all;
•penalties which may be assessed by the CPUC if BVESI shuts down power to its customers during high threat conditions under the Public Safety Power Shut-Off program authorized by the CPUC if the CPUC determines that the shutdown was not reasonably necessary or excessive in the circumstances;
•BVESI's ability to implement its wildfire mitigation program and effectively implement Public Safety Power Shut-Offs when appropriate;
•costs incurred, and the ability to recover such costs from customers, associated with service disruptions as the result of a Public Safety Power Shut-Off program;
•risks associated with the effectiveness of California Assembly Bill No. 1054 in mitigating the risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, including BVESI's ability to obtain or maintain a valid safety certification and the CPUC's interpretation of and actions under California Assembly Bill No. 1054;
•the impact of rolling blackouts and other electric grid disruptions in California on our ability to provide water and electric service to our customers;
•the liquidity impact of California Senate Bill No. 998, which went into effect on February 1, 2020 and prohibits a water company from discontinuing residential water service for nonpayment until a payment by a customer has been delinquent for at least 60 days, and prohibits residential service from being discontinued under specified circumstances;
•increases in the cost of obtaining insurance or in uninsured losses that may not be recovered in rates, or under our contracts with the U.S. government, including increases due to difficulties in obtaining insurance for certain risks, such as wildfires and earthquakes in California;
•increases in costs to reduce the risks associated with the increasing frequency of severe weather, including to improve the resiliency and reliability of our water production and delivery facilities and systems, and our electric transmission and distribution lines;
•increases in service disruptions if severe weather and wildfires, or threats of wildfire become more frequent as they have recently;
•the future impact to GSWC, including increased earnings volatility, from the CPUC's transitioning of the current water revenue adjustment mechanism ("WRAM") and the modified cost balancing account ("MCBA"), to a limited price adjustment mechanism and an incremental supply cost balancing account;
•our ability to forecast the costs of maintaining GSWC's and BVESI's aging infrastructure, to efficiently manage capital expenditures, and operating and maintenance expenses within CPUC-authorized levels, and to timely recover our costs through rates;
•the impact of opposition to GSWC and BVESI rate increases on our ability to recover our costs through rates, including costs associated with construction, and costs associated with bodily injury and property damage arising out of more extreme weather events;
•the impact of opposition by GSWC customers to conservation rate design, including more stringent water-use restrictions from persistent drought conditions in California, as well as future mandated water-use restrictions, which may decrease adopted usage and increase customer rates;

•the impact of condemnation actions on future GSWC revenues and other aspects of our business if we do not receive adequate compensation for the assets taken, or recover all of the associated charges, as well as the impact on future revenues if we are no longer entitled to any portion of the revenues generated from such assets;
•GSWC's and BVESI's ability to recover increases in permitting and other costs associated with negotiating and complying with the terms of its city and county franchise agreements, including costs to meet other local-government demands;
•changes in accounting valuations and estimates, including changes resulting from our assessment of anticipated recovery of GSWC's or BVESI's regulatory assets, settlement of liabilities and revenues subject to refund or regulatory disallowances and the timing of such recovery, and the amounts set aside for uncollectible accounts receivable, inventory obsolescence, pension and post-retirement liabilities, taxes, and uninsured losses and claims, including general liability and workers' compensation claims;
•changes in environmental laws, health and safety laws, water and recycled water quality requirements, and increases in costs associated with complying with these laws and requirements, including costs associated with GSWC's upgrading and building new water treatment plants, GSWC's disposing of residuals from its water treatment plants, more stringent rules regarding pipeline repairs and installation, handling and storing hazardous chemicals, upgrading equipment to make it more resistant to extreme weather events, removal of vegetation near power lines, compliance-monitoring activities and, GSWC's securing alternative water supplies when necessary;
•changes in laboratory detection capabilities and drinking water notification and response levels for certain substances, such as perfluoroalkyl substances ("PFAS") used to make certain fabrics and other materials, used in certain fire suppression agents and also used in various industrial processes;
•our ability to obtain adequate, reliable and cost-effective services, chemical supplies, electricity, fuel, water, and other raw materials that are needed for our water and wastewater operations;
•our ability to attract, retain, train, motivate, develop, and transition key employees;
•our ability to recover the costs associated with any contamination of GSWC’s groundwater supplies from parties responsible for the contamination or through the ratemaking process, and the time and expense incurred by us in obtaining recovery of such costs;
•adequacy of BVESI's power supplies and the extent to which we can manage and respond to the volatility of electricity and natural gas prices;
•BVESI's ability to comply with the CPUC’s renewable energy procurement requirements;
•changes in GSWC's long-term customer demand due to changes in customer usage patterns as a result of conservation, regulatory changes affecting demand such as mandatory restrictions on water use, new landscaping or irrigation requirements, recycling of water by customers or purchase of recycled water supplied by other parties, unanticipated population growth or decline, changes in climate conditions, general economic and financial market conditions and cost increases, which may impact our long-term operating revenues if we are unable to secure rate increases in an amount sufficient to offset reduced demand;
•changes in accounting treatment for regulated utilities;
•effects of changes in, or interpretations of, tax laws, rates or policies;
•changes in estimates used in ASUS’s cost-to-cost method for revenue recognition of certain construction activities;
•termination, in whole or in part, of one or more of ASUS's military utility privatization contracts to provide water and/or wastewater services at military bases for the convenience of the U.S. government or for default;
•suspension or debarment of ASUS for a period of time from contracting with the government due to violations of laws or regulations in connection with military utility privatization activities;
•delays by the U.S. government in making timely payments to ASUS for water and/or wastewater services or construction activities at military bases because of fiscal uncertainties over the funding of the U.S. government or otherwise;
•delays in ASUS obtaining economic price or equitable adjustments to its prices on one or more of our contracts to provide water and/or wastewater services at military bases;
•disallowance of costs on any of ASUS's contracts to provide water and/or wastewater services at military bases because of audits, cost reviews or investigations by contracting agencies;
•inaccurate assumptions used by ASUS in preparing bids;

•failure of wastewater systems that ASUS operates on military bases resulting in untreated wastewater or contaminants spilling into nearby properties, streams or rivers, a risk which may increase if flooding and rainfall become more frequent or severe as a result of climate change;
•failure to comply with the terms of our military privatization contracts;
•failure of any of our subcontractors to perform services for ASUS in accordance with the terms of our military privatization contracts;
•the impact on our growth from competition for new military or other privatization contracts;
•issues with the implementation, maintenance, or upgrading of our information technology systems;
•general economic conditions, which may impact our ability to recover infrastructure investments and operating costs from customers;
•explosions, fires, accidents, mechanical breakdowns, the disruption of information technology and telecommunication systems, human error, and similar events that may occur while operating and maintaining water and electric systems in California or operating and maintaining water and wastewater systems on military bases under varying geographic conditions;
•potential costs, lost revenues, or other consequences resulting from misappropriation of assets or sensitive information, corruption of data, or operational disruption due to a cyber-attack or other cyber incident;
•restrictive covenants in our debt instruments or changes to our credit ratings on current or future debt that may increase our financing costs or affect our ability to borrow or make payments on our debt; and
•our ability to access capital markets and other sources of credit in a timely manner on acceptable terms.
Please consider our forward-looking statements in light of these risks as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2020	December 31, 2019
Property, Plant and Equipment
Regulated utility plant, at cost	$2,004,446	$1,926,543
Non-utility property, at cost	36,187	32,425
Total	2,040,633	1,958,968
Less - Accumulated depreciation	(561,523)	(543,263)
Net property, plant and equipment	1,479,110	1,415,705

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	31,326	30,293
Total other property and investments	32,442	31,409

Current Assets
Cash and cash equivalents	8,127	1,334
Accounts receivable — customers (less allowance for doubtful accounts of $2,400 in 2020 and $857 in 2019)	33,729	20,907
Unbilled receivable	25,086	20,482
Receivable from the U.S. government	27,144	22,613
Other accounts receivable (less allowance for doubtful accounts of $53 in 2020 and $59 in 2019)	3,433	3,096
Income taxes receivable	163	5,685
Materials and supplies, at weighted average cost	8,699	6,429
Regulatory assets — current	16,766	20,930
Prepayments and other current assets	6,541	5,413
Contract assets	9,719	15,567
Total current assets	139,407	122,456

Other Assets
Unbilled revenue- receivable from U.S. government	10,423	8,621
Receivable from the U.S. government	42,962	42,206
Contract assets	367	64
Operating lease right-of-use assets	11,516	13,168
Other	10,191	7,702
Total other assets	75,459	71,761

Total Assets	$1,726,418	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2020	December 31, 2019
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,889,061 shares in 2020 and 36,846,614 shares in 2019	$256,622	$255,566
Earnings reinvested in the business	377,198	345,964
Total common shareholders’ equity	633,820	601,530
Long-term debt	440,343	280,996
Total capitalization	1,074,163	882,526

Current Liabilities
Notes payable to banks	—	5,000
Long-term debt — current	358	344
Accounts payable	53,644	55,616
Income taxes payable	3,053	95
Accrued other taxes	11,560	11,110
Accrued employee expenses	13,827	14,255
Accrued interest	7,245	3,050
Unrealized loss on purchased power contracts	2,518	3,171
Contract liabilities	8,670	11,167
Operating lease liabilities	1,812	1,849
Other	10,769	10,341
Total current liabilities	113,456	115,998

Other Credits
Notes payable to bank	92,000	200,000
Advances for construction	63,276	63,989
Contributions in aid of construction - net	139,754	134,706
Deferred income taxes	129,137	125,304
Regulatory liabilities	20,064	23,380
Unamortized investment tax credits	1,242	1,295
Accrued pension and other postretirement benefits	66,924	68,469
Operating lease liabilities	10,161	11,739
Other	16,241	13,925
Total other credits	538,799	642,807

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,726,418	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating Revenues
Water	$98,701	$95,249	$257,199	$248,112
Electric	8,288	11,996	26,935	30,033
Contracted services	26,699	27,251	79,909	82,731
Total operating revenues	133,688	134,496	364,043	360,876

Operating Expenses
Water purchased	23,445	23,361	56,291	55,263
Power purchased for pumping	3,369	3,042	7,626	6,562
Groundwater production assessment	5,962	5,634	15,140	14,020
Power purchased for resale	2,117	2,403	7,127	8,498
Supply cost balancing accounts	(2,639)	(2,680)	(6,606)	(2,845)
Other operation	8,128	8,267	24,573	24,546
Administrative and general	20,644	20,626	63,992	61,827
Depreciation and amortization	9,348	9,006	27,190	26,493
Maintenance	4,246	4,109	12,224	9,728
Property and other taxes	5,693	5,234	16,098	15,000
ASUS construction	13,573	12,894	39,175	39,671
Gain on sale of assets	(5)	(124)	(9)	(236)
Total operating expenses	93,881	91,772	262,821	258,527

Operating Income	39,807	42,724	101,222	102,349

Other Income and Expenses
Interest expense	(6,161)	(6,279)	(17,533)	(18,878)
Interest income	316	826	1,364	2,644
Other, net	1,613	140	2,388	2,073
Total other income and expenses, net	(4,232)	(5,313)	(13,781)	(14,161)

Income before income tax expense	35,575	37,411	87,441	88,188

Income tax expense	9,045	9,405	21,227	$20,546

Net Income	$26,530	$28,006	$66,214	$67,642

Weighted Average Number of Common Shares Outstanding	36,886	36,835	36,877	36,804
Basic Earnings Per Common Share	$0.72	$0.76	$1.79	$1.83

Weighted Average Number of Diluted Shares	37,002	36,996	36,990	36,960
Fully Diluted Earnings Per Common Share	$0.72	$0.76	$1.79	$1.83

Dividends Declared Per Common Share	$0.335	$0.305	$0.945	$0.855

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2019	36,847	$255,566	$345,964	$601,530
Add:
Net income			14,072	14,072
Exercise of stock options and other issuances of Common Shares	37	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		193		193
Dividend equivalent rights on stock-based awards not paid in cash		52		52
Deduct:
Dividends on Common Shares			11,242	11,242
Dividend equivalent rights on stock-based awards not paid in cash			52	52
Balances at March 31, 2020	36,884	$255,841	$348,742	$604,583

Add:
Net income			25,612	25,612
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		343		343
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2020	36,884	$256,223	$363,065	$619,288

Add:
Net income			26,530	26,530
Exercise of stock options and other issuances of Common Shares	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		358		358
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			12,356	12,356
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at September 30, 2020	36,889	$256,622	$377,198	$633,820

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$66,214	$67,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,441	26,727
Provision for doubtful accounts	873	471
Deferred income taxes and investment tax credits	1,767	2,242
Stock-based compensation expense	2,474	2,468
Gain on sale of assets	(9)	(236)
Gain on investments held in a trust	(1,266)	(2,512)
Other — net	25	144
Changes in assets and liabilities:
Accounts receivable — customers	(14,759)	(5,162)
Unbilled receivable	(6,406)	2,393
Other accounts receivable	(337)	473
Receivables from the U.S. government	(4,834)	(4,160)
Materials and supplies	(2,270)	(315)
Prepayments and other assets	347	3,029
Contract assets	5,092	755
Regulatory assets	(367)	(19,112)
Accounts payable	2,657	2,043
Income taxes receivable/payable	8,480	3,585
Contract liabilities	(2,497)	5,159
Accrued pension and other postretirement benefits	132	564
Other liabilities	5,086	(1,894)
Net cash provided	87,843	84,304

Cash Flows From Investing Activities:
Capital expenditures	(94,824)	(111,088)
Proceeds from sale of assets	51	137
Other investing activities	136	279
Net cash used	(94,637)	(110,672)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	30	416
Receipt of advances for and contributions in aid of construction	7,576	8,260
Refunds on advances for construction	(3,401)	(4,679)
Retirement or repayments of long-term debt	(335)	(40,325)
Proceeds from the issuance of long-term debt, net of issuance costs	159,422	—
Net change in notes payable to banks	(113,000)	99,000
Dividends paid	(34,848)	(31,466)
Other financing activities	(1,857)	(1,581)
Net cash provided	13,587	29,625
Net change in cash and cash equivalents	6,793	3,257
Cash and cash equivalents, beginning of period	1,334	7,141
Cash and cash equivalents, end of period	$8,127	$10,398

Non-cash transactions:
Accrued payables for investment in utility plant	$20,407	$25,599
Property installed by developers and conveyed	$2,861	$1,376

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2020	December 31, 2019
Utility Plant
Utility plant, at cost	$1,870,208	$1,926,543
Less - Accumulated depreciation	(496,885)	(531,801)
Net utility plant	1,373,323	1,394,742

Other Property and Investments	29,253	28,212

Current Assets
Cash and cash equivalents	4,073	401
Accounts receivable-customers (less allowance for doubtful accounts of $2,264 in 2020 and $857 in 2019)	31,959	20,907
Unbilled receivable	21,465	18,636
Other accounts receivable (less allowance for doubtful accounts of $53 in 2020 and $59 in 2019)	2,096	1,857
Income taxes receivable from Parent	445	7,727
Materials and supplies, at average cost	3,661	4,920
Regulatory assets — current	16,162	20,930
Prepayments and other current assets	4,874	4,497
Total current assets	84,735	79,875

Other Assets
Operating lease right-of-use assets	11,336	12,745
Other	7,104	6,880
Total other assets	18,440	19,625

Total Assets	$1,505,751	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2020	December 31, 2019
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 165 shares in 2020 and 2019	$294,873	$293,754
Earnings reinvested in the business	216,732	257,434
Total common shareholder’s equity (Note 12)	511,605	551,188
Long-term debt	440,343	280,996
Total capitalization	951,948	832,184

Current Liabilities
Intercompany payable to Parent	34,095	158,845
Long-term debt — current	358	344
Accounts payable	40,517	45,756
Accrued other taxes	10,726	10,640
Accrued employee expenses	11,492	12,386
Accrued interest	6,968	2,736
Unrealized loss on purchased power contracts (Note 12)	—	3,171
Operating lease liabilities	1,664	1,612
Other	9,588	9,745
Total current liabilities	115,408	245,235

Other Credits
Advances for construction	63,256	63,989
Contributions in aid of construction — net	138,102	134,706
Deferred income taxes	123,240	127,806
Regulatory liabilities	20,064	23,380
Unamortized investment tax credits	1,242	1,295
Accrued pension and other postretirement benefits	66,924	68,469
Operating lease liabilities	10,161	11,588
Other	15,406	13,802
Total other credits	438,395	445,035

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,505,751	$1,522,454

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating Revenues
Water	$98,701	$95,249	$257,199	$248,112
Electric (Note 12)	—	11,996	18,647	30,033
Total operating revenues	98,701	107,245	275,846	278,145

Operating Expenses (Note 12)
Water purchased	23,445	23,361	56,291	55,263
Power purchased for pumping	3,369	3,042	7,626	6,562
Groundwater production assessment	5,962	5,634	15,140	14,020
Power purchased for resale	—	2,403	5,010	8,498
Supply cost balancing accounts	(3,019)	(2,680)	(6,986)	(2,845)
Other operation	6,185	6,729	19,185	19,643
Administrative and general	13,610	15,205	46,181	44,977
Depreciation and amortization	7,835	8,359	24,073	24,354
Maintenance	3,219	3,423	9,613	7,788
Property and other taxes	4,946	4,787	14,297	13,622
Gain on sale of assets	—	—	—	(83)
Total operating expenses	65,552	70,263	190,430	191,799

Operating Income (Note 12)	33,149	36,982	85,416	86,346

Other Income and Expenses
Interest expense	(5,911)	(5,986)	(16,865)	(17,985)
Interest income	105	546	604	1,497
Other, net	1,483	203	2,329	2,153
Total other income and expenses, net	(4,323)	(5,237)	(13,932)	(14,335)

Income before income tax expense	28,826	31,745	71,484	72,011

Income tax expense	7,683	8,383	18,220	17,329

Net Income (Note 12)	$21,143	$23,362	$53,264	$54,682

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			11,202	11,202
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		254		254
Dividend equivalent rights on stock-based awards not paid in cash		46		46
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			46	46
Balances at March 31, 2020	165	$294,054	$257,340	$551,394

Add:
Net income			20,919	20,919
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		296		296
Dividend equivalent rights on stock-based awards not paid in cash		36		36
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			36	36
Balances at June 30, 2020	165	$294,386	$266,973	$561,359

Add:
Net income			21,143	21,143
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		447		447
Dividend equivalent rights on stock-based awards not paid in cash		40		40
Deduct:
Distribution of BVESI common shares to AWR parent (Note 12)			71,344	71,344
Dividend equivalent rights on stock-based awards not paid in cash			40	40
Balances at September 30, 2020	165	$294,873	$216,732	$511,605

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities:
Net income	$53,264	$54,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,293	24,588
Provision for doubtful accounts	855	469
Deferred income taxes and investment tax credits	1,357	1,245
Stock-based compensation expense	2,375	2,169
Gain on sale of property	—	(83)
Gain on investments held in a trust	(1,266)	(2,512)
Other — net	296	219
Changes in assets and liabilities:
Accounts receivable — customers	(14,330)	(5,162)
Unbilled receivable	(3,828)	(2,407)
Other accounts receivable	(239)	505
Materials and supplies	(2,168)	(256)
Prepayments and other assets	144	2,584
Regulatory assets	582	(19,112)
Accounts payable	3,690	5,043
Intercompany receivable/payable	(1,730)	(49)
Income taxes receivable/payable from/to Parent	7,282	7,037
Accrued pension and other postretirement benefits	132	564
Other liabilities	4,384	(568)
Net cash provided	75,093	68,956

Cash Flows From Investing Activities:
Capital expenditures	(87,665)	(104,791)
Proceeds from sale of assets	—	83
Other investing activities	136	279
Net cash used	(87,529)	(104,429)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	7,576	8,260
Refunds on advances for construction	(3,401)	(4,679)
Retirement or repayments of long-term debt	(335)	(40,325)
Proceeds from the issuance of long-term debt, net of issuance costs	159,422	—
Net change in intercompany borrowings	(123,000)	94,000
Dividends paid	(22,500)	(20,200)
Other financing activities	(1,654)	(1,317)
Net cash provided	16,108	35,739

Net change in cash and cash equivalents	3,672	266
Cash and cash equivalents, beginning of period	401	4,187
Cash and cash equivalents, end of period	$4,073	$4,453

Non-cash transactions:
Accrued payables for investment in utility plant	$18,656	$25,599
Property installed by developers and conveyed	$2,861	$1,376
Transfer of electric segment net assets (net of cash) for BVESI common shares (Note 12)	$71,324	$—
Distribution of BVESI common shares to AWR parent (Note 12)	$71,344	$—
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
 GSWC and BVESI are both California public utilities, with GSWC engaged in the purchase, production, distribution and sale of water throughout California serving approximately 261,500 customer connections, while BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,500 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to initial 50-year firm fixed-price contracts. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.
There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of its wholly owned subsidiaries.
 Basis of Presentation: The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. Certain prior period amounts have been reclassified on the statements of cash flows to conform to current year presentation. AWR owns all of the outstanding common shares of GSWC, BVESI, and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
 The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2019 filed with the SEC.
Related Party Transactions and Financing Activities: GSWC, BVESI, and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has also allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVESI of approximately $643,000 during the three months ended September 30, 2020. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million during each of the three months ended September 30, 2020 and 2019, and approximately $3.8 million and $3.5 million during the nine months ended September 30, 2020 and 2019 respectively.

AWR borrows under a credit facility, which expires in May 2023, and provides funds to GSWC and ASUS in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. In March 2020, AWR amended the credit facility to temporarily increase the borrowing capacity by $35.0 million to $260.0 million until December 31, 2020, at which point the commitment will be reduced to $200.0 million. As of September 30, 2020, there was $89.0 million outstanding under this facility. Effective July 1, 2020, BVESI put in place and has access to a 3-year, $35 million revolving credit facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15 million. As of September 30, 2020, there was $3.0 million outstanding under this facility.
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. In connection with this financing, GSWC issued (i) $85.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 2.17% due July 8, 2030, and (ii) $75.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 2.90% due July 8, 2040. Interest on the Notes is payable semiannually. The Notes are unsecured and rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the Notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. Under the terms of the Notes, GSWC may not incur any additional indebtedness or pay any distributions to its parent, AWR, if after giving effect thereto, GSWC would have a total indebtedness to capitalization ratio of more than 0.6667:1.00. In addition, GSWC may not incur any additional indebtedness if, after giving effect thereto, it would have a total indebtedness to earnings before interest, taxes, depreciation and amortization ratio greater than 8.00:1.00.
    GSWC used the proceeds from the new notes to pay down a majority of the intercompany borrowings from AWR parent. AWR used the proceeds received from GSWC to pay down borrowings on its revolving credit facility. Following the issuance of the notes and effective July 15, 2020, AWR reduced the aggregate borrowing capacity of its credit facility to $200.0 million pursuant to the terms of that credit facility agreement.
    The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings ends in November 2020. As a result, GSWC’s intercompany borrowings of $34.1 million as of September 30, 2020 have been classified as a current liability on GSWC’s balance sheet.
    COVID-19 Impact:
    GSWC, BVESI, and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential.  The Company's responses take into account the guidance provided by federal, state, and local health authorities and other government officials to the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI include: (i) suspending, at least through April 2021, service disconnections for nonpayment pursuant to CPUC orders; (ii) increasing the number of employees telecommuting; and (iii) delaying some capital improvement projects at the water utility services business. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
The pandemic has caused significant volatility on financial markets, resulting in significant fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Management believes this volatility may continue throughout the pandemic.
Due to expected future credit losses on utility customer bills, Registrant has increased its allowance for doubtful accounts as of September 30, 2020. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. GSWC and BVESI have recorded a total of approximately $1.4 million in the CEMA accounts as regulatory assets, as the Company believes such amounts are probable of recovery.
Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019 related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. For the three and nine months ended September 30, 2020, Registrant has increased its allowance for doubtful accounts for utility customer accounts receivable by $871,000 and $1.9 million, respectively, due to Registrant's current estimate of the expected associated economic impact of the COVID pandemic (see Note 10).
Accounting Pronouncements to be Adopted in Future Periods
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits—Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other retirement plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU is effective for fiscal years ending after December 15, 2020 and will be applied by Registrant on a retrospective basis to all periods presented. Registrant does not believe the ASU will have a material impact on the Company's financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. Registrant does not believe this ASU will have a material impact on its financial statements.

Note 2 — Revenues
Most of Registrant's revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities. ASUS's initial 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheets.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three and nine months ended September 30, 2020 and 2019, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar in thousands)	2020	2019	2020	2019
Water:
Tariff-based revenues	$97,036	$89,050	$243,553	$225,501
Surcharges (cost-recovery activities)	1,217	1,900	2,913	2,954
Other	569	555	1,556	1,475
Water revenues from contracts with customers	98,822	91,505	248,022	229,930
WRAM (over) under-collection (alternative revenue program)	(121)	3,744	9,177	18,182
Total water revenues	98,701	95,249	257,199	248,112

Electric:
Tariff-based revenues	8,531	9,729	25,948	28,693
Surcharges (cost-recovery activities)	188	51	624	148
Electric revenues from contracts with customers	8,719	9,780	26,572	28,841
BRRAM (over) under-collection (alternative revenue program)	(431)	2,216	363	1,192
Total electric revenues	8,288	11,996	26,935	30,033

Contracted services:
Water	17,143	13,797	45,316	41,772
Wastewater	9,556	13,454	34,593	40,959
Contracted services revenues from contracts with customers	26,699	27,251	79,909	82,731

Total AWR revenues	$133,688	$134,496	$364,043	$360,876
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollar in thousands)	September 30, 2020	December 31, 2019
Unbilled receivables	$12,955	$10,467
Receivable from the U.S. government	$70,106	$64,819
Contract assets	$10,086	$15,631
Contract liabilities	$8,670	$11,167
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

Revenues for the three and nine months ended September 30, 2020, which were included in contract liabilities at the beginning of the period were $7.1 million and $10.9 million, respectively. Contracted services revenues recognized during the three and nine months ended September 30, 2020 from performance obligations satisfied in previous periods were not material.
As of September 30, 2020, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 34 to 48 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2020, GSWC and BVESI had approximately $44.9 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $78.8 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $11.5 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $41.7 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) a $2.5 million regulatory asset relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder of regulatory assets relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC and BVESI for which either has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVESI consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$24,904	$22,535
Costs deferred for future recovery on Aerojet case	7,169	8,292
Pensions and other post-retirement obligations (Note 8)	40,606	40,693
Derivative unrealized loss (Note 5)	—	3,171
General rate case memorandum accounts	218	4,820
Excess deferred income taxes	(74,597)	(79,886)
Flow-through taxes, net	(10,809)	(12,439)
Other regulatory assets	12,227	18,842
Various refunds to customers	(3,620)	(8,478)
Total GSWC	$(3,902)	$(2,450)
BVESI
Derivative unrealized loss (Note 5)	2,518	—
Other regulatory assets	171	—
Total AWR	$(1,213)	$(2,450)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2019 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2019.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.  On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues including matters associated with the continued use of the WRAM by California water utilities. The final decision also addressed the continued use of the MCBA, which is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account. On or prior to October 5, 2020, GSWC, other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. In February 2020, GSWC filed with the CPUC for recovery of the 2019 WRAM/MCBA balances. Accordingly, GSWC implemented surcharges to recover all of its WRAM/MCBA balances as of December 31, 2019. For the three months ended September 30, 2020 and 2019, surcharges (net of surcredits) of approximately $4.4 million and $5.5 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. For the nine months ended September 30, 2020 and 2019, surcharges (net of surcredits) of approximately $10.5 million and $9.1 million, respectively, were billed to customers to recover previously incurred under-collections in the WRAM/MCBA accounts. During the nine months ended September 30, 2020, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $12.8 million due to lower-than-adopted water usage, as well as higher-than-adopted supply costs currently in billed customer rates. As of September 30, 2020, GSWC had an aggregated regulatory asset of $24.9 million, which is comprised of a $10.3 million under-collection in the WRAM accounts and a $14.6 million under-collection in the MCBA accounts.
Catastrophic Event Memorandum Account:
The CPUC has approved GSWC's and BVESI's requests to activate a Catastrophic Event Memorandum Account ("CEMA") for the impact of the COVID-19 pandemic. The Company's response to the pandemic has included suspending service disconnections for nonpayment. Costs incurred by GSWC and BVESI in response to the COVID-19 pandemic, including bad debt expense in excess of what is included in their respective revenue requirements, are being included in the CEMA accounts for future recovery. As of September 30, 2020, $1.4 million in COVID-19 related incremental costs have been recorded as regulatory assets as GSWC and BVESI believe their respective costs are probable of recovery.
Cost of Capital Proceeding:
In March 2018, the CPUC issued a final decision in the cost of capital proceeding for GSWC and three other water utilities serving California for the years 2018 – 2020. Among other things, the final decision adopted for GSWC's water segment a return on equity of 8.90%, with a return on rate base of 7.91%.
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis, with the next scheduled filing required to have taken place on May 1, 2020 and to be effective for the years 2021 – 2023. In January 2020, GSWC, along with the three other water utilities, requested an extension of the date by which each of them must file its 2020 cost of capital application. In March 2020, the CPUC approved the request, postponing the filing date by one year until May 1, 2021, with a corresponding effective date of January 1, 2022. GSWC’s current authorized rate of return on rate base of 7.91%, based on its weighted cost of capital, will continue in effect through December 31, 2021.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net income	$26,530	$28,006	$66,214	$67,642
Less: (a) Distributed earnings to common shareholders	12,356	11,234	34,848	31,466
Distributed earnings to participating securities	43	50	116	137
Undistributed earnings	14,131	16,722	31,250	36,039

(b) Undistributed earnings allocated to common shareholders	14,083	16,647	31,146	35,882
Undistributed earnings allocated to participating securities	48	75	104	157
Total income available to common shareholders, basic (a)+(b)	$26,439	$27,881	$65,994	$67,348

Weighted average Common Shares outstanding, basic	36,886	36,835	36,877	36,804
Basic earnings per Common Share	$0.72	$0.76	$1.79	$1.83
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with stock options and restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of September 30, 2020 and there were 8,556 options outstanding as of September 30, 2019 under these plans. At September 30, 2020 and 2019, there were also 127,234 and 165,783 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Common shareholders earnings, basic	$26,439	$27,881	$65,994	$67,348
Undistributed earnings for dilutive stock-based awards	48	75	104	157
Total common shareholders earnings, diluted	$26,487	$27,956	$66,098	$67,505

Weighted average common shares outstanding, basic	36,886	36,835	36,877	36,804
Stock-based compensation (1)	116	161	113	156
Weighted average common shares outstanding, diluted	37,002	36,996	36,990	36,960

Diluted earnings per Common Share	$0.72	$0.76	$1.79	$1.83

(1)      In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 8,556 stock options at September 30, 2019, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.  All of the 127,234 and 165,783 restricted stock units at September 30, 2020 and 2019, respectively, were included in the calculation of diluted EPS for the three months ended September 30, 2020 and 2019.
There were no stock options outstanding at either September 30, 2020 or September 30, 2019 that were anti-dilutive.

During the nine months ended September 30, 2020 and 2019, AWR issued 42,447 and 81,459 common shares related to stock options and restricted stock units, for approximately $30,000 and $416,000, respectively, under Registrant’s stock incentive plans for employees.
During the nine months ended September 30, 2020 and 2019, AWR paid $1.9 million and $1.6 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2020 and 2019, GSWC paid $1.7 million and $1.3 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2020 and 2019, AWR paid quarterly dividends of approximately $12.4 million, or $0.335 per share, and $11.2 million, or $0.305 per share, respectively. During the nine months ended September 30, 2020 and 2019, AWR paid quarterly dividends of approximately $34.8 million, or $0.945 per share, and $31.5 million, or $0.855 per share, respectively.
During the three months ended September 30, 2020 and 2019, GSWC did not pay a dividend to AWR. Instead, ASUS paid dividends of $12.4 million and $12.3 million, respectively, to AWR during these periods. During the nine months ended September 30, 2020 and 2019, GSWC paid dividends of $22.5 million and $20.2 million, respectively, to AWR.
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts provide power at a fixed cost over approximately three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
These purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact Registrant’s earnings. As of September 30, 2020, there was a $2.5 million unrealized loss recorded as a regulatory asset in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2020 was 528,442 megawatt hours.
The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. Under the accounting guidance, BVESI has made fair value measurements that are classified and disclosed in one of the following three categories:
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2020 and 2019:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Fair value at beginning of the period	$(3,827)	$(267)	$(3,171)	$(311)
Unrealized gains (losses) on purchased power contracts	1,309	(2,755)	653	(2,711)
Fair value at end of the period	$(2,518)	$(3,022)	$(2,518)	$(3,022)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $22.8 million as of September 30, 2020. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2020 and December 31, 2019 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$444,349	$546,363	$284,699	$376,467
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 25.4% and 25.1% for the three months ended September 30, 2020 and 2019, respectively, and was 24.3% and 23.3% for the nine months ended September 30, 2020 and 2019, respectively. GSWC's ETR was 26.7% and 26.4% for the three months ended September 30, 2020 and 2019, respectively, and was 25.5% and 24.1% for the nine months ended September 30, 2020 and 2019, respectively.
The AWR and GSWC effective tax rates differ from the federal statutory tax rate primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and nine months ended September 30, 2020 and 2019; (iii) the continuing amortization of the excess deferred income tax liability that commenced upon the lowering of the federal tax rate; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan, and SERP for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$1,390	$1,110	$35	$53	$244	$298
Interest cost	1,970	2,132	44	80	247	267
Expected return on plan assets	(2,950)	(2,594)	(130)	(112)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	484	355	(334)	(150)	211	118
Net periodic benefits costs under accounting standards	1,003	1,112	(385)	(129)	702	683
Regulatory adjustment - deferred	(121)	(160)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$882	$952	$(385)	$(129)	$702	$683

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2020	2019	2020	2019	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$4,170	$3,330	$129	$159	$732	$894
Interest cost	5,910	6,396	156	240	741	801
Expected return on plan assets	(8,850)	(7,782)	(384)	(336)	—	—
Amortization of prior service cost	327	327	—	—	—	—
Amortization of actuarial (gain) loss	1,452	1,065	(732)	(450)	633	354
Net periodic benefits costs under accounting standards	3,009	3,336	(831)	(387)	2,106	2,049
Regulatory adjustment - deferred	(362)	(502)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$2,647	$2,834	$(831)	$(387)	$2,106	$2,049
During the nine months ended September 30, 2020, Registrant contributed approximately $3.7 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI utilize two-way balancing accounts for each of their ratemaking areas, as applicable, to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.  During the three and nine months ended September 30, 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $121,000 and $362,000, respectively. During the three and nine ended September 30, 2019, GSWC's actual pension expense was higher than the amounts included in water customer rates by $160,000 and $502,000, respectively. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of September 30, 2020, GSWC and BVESI had net over-collections in the two-way pension balancing accounts of $1.1 million and $166,000, respectively, included as part of the regulatory assets and liabilities (Note 3).

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
As of September 30, 2020, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2020, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
Other Litigation:
Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages; however, Registrant does not believe the outcome from any pending suits or administrative proceedings will have a material effect on Registrant's consolidated results of operations, financial position, or cash flows.
Note 10 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant's trade and other receivables, be based on expected credit losses rather than incurred losses.
Registrant's allowance for doubtful accounts as of September 30, 2020 was developed based on the observed effects of the economic impact from the COVID-19 pandemic on GSWC's and BVESI's aging of utility customer accounts receivable, as well as economic data such as unemployment rates and other considerations that may impact customers' ability to pay their bills. Management also took into consideration the impact of the CPUC's order to suspend, through April 2021, service disconnections for nonpayment, which is expected to have the effect of increasing delinquent customer accounts receivable during the COVID-19 pandemic. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the COVID-19 pandemic in CEMA accounts to be filed with the CPUC for future recovery. Other accounts receivable consist primarily of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors. Thus far, the COVID-19 pandemic has not materially impacted the collectability of these other accounts receivable.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(dollars in thousands)	AWR	GSWC	AWR	GSWC
Balances at beginning of the period	$1,662	$1,662	$916	$916
Increase to provision	871	801	1,937	1,867
Balance transfer to BVESI (Note 12)	—	(79)	—	(79)
Accounts written off, net of recoveries	(80)	(67)	(400)	(387)
Balances at end of the period	$2,453	$2,317	$2,453	$2,317

Allowance for doubtful accounts related to accounts receivable-customer	$2,400	$2,264	$2,400	$2,264
Allowance for doubtful accounts related to other accounts receivable	53	53	53	53
Total allowance for doubtful accounts	$2,453	$2,317	$2,453	$2,317

Note 11 — Business Segments
AWR has three reportable segments: water, electric and contracted services. Prior to July 1, 2020, GSWC had two segments, water and electric. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and now a wholly owned subsidiary of AWR. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and note receivables therefrom, and deferred taxes.
All activities of GSWC and BVESI are geographically located within California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR Parent. Total assets by segment are not presented below, as certain of Registrant’s assets are not tracked by segment.  The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, excluding U.S. government- and third-party contractor-funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC or BVESI.

	As Of And For The Three Months Ended September 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$98,701	$8,288	$26,699	$—	$133,688
Operating income (loss)	33,149	1,865	4,794	(1)	39,807
Interest expense, net	5,806	54	(74)	59	5,845
Net property, plant and equipment	1,373,323	83,188	22,599	—	1,479,110
Depreciation and amortization expense (1)	7,835	626	887	—	9,348
Income tax expense (benefit)	7,683	533	1,150	(321)	9,045
Capital additions	28,076	3,039	1,122	—	32,237

	As Of And For The Three Months Ended September 30, 2019
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$95,249	$11,996	$27,251	$—	$134,496
Operating income (loss)	31,310	5,672	5,745	(3)	42,724
Interest expense, net	5,206	234	(144)	157	5,453
Net property, plant and equipment	1,291,928	66,902	19,536	—	1,378,366
Depreciation and amortization expense (1)	7,690	669	647	—	9,006
Income tax expense (benefit)	6,720	1,663	1,391	(369)	9,405
Capital additions	25,267	2,864	1,802	—	29,933

	As Of And For The Nine Months Ended September 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$257,199	$26,935	$79,909	$—	$364,043
Operating income (loss)	80,416	6,865	13,946	(5)	101,222
Interest expense, net	15,796	519	(371)	225	16,169
Net property, plant and equipment	1,373,323	83,188	22,599	—	1,479,110
Depreciation and amortization expense (1)	22,858	1,841	2,491	—	27,190
Income tax expense (benefit)	17,031	1,722	3,199	(725)	21,227
Capital additions	78,611	12,093	4,120	—	94,824

	As Of And For The Nine Months Ended September 30, 2019
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$248,112	$30,033	$82,731	$—	$360,876
Operating income (loss)	77,835	8,511	16,010	(7)	102,349
Interest expense, net	15,555	933	(724)	470	16,234
Net property, plant and equipment	1,291,928	66,902	19,536	—	1,378,366
Depreciation and amortization expense (1)	22,484	1,870	2,139	—	26,493
Income tax expense (benefit)	15,205	2,124	3,816	(599)	20,546
Capital additions	99,939	4,852	6,297	—	111,088

(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $84,000 and $80,000 for the three months ended September 30, 2020 and 2019, respectively, and $249,000 and $234,000 for the nine months ended September 30, 2020 and 2019, respectively.

The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2020	2019
Total net property, plant and equipment	1,479,110	$1,378,366
Other assets	247,308	226,015
Total consolidated assets	$1,726,418	$1,604,381

Note 12 - Completion of Electric Utility Reorganization Plan
On July 1, 2020, GSWC completed the transfer of approximately $71.3 million in net assets and equity (based on their recorded amounts) from its electric utility division to BVESI in exchange for common shares of BVESI of equal value. This was a non-cash transaction, and no gain or loss was recognized. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations or business segments. In addition, pursuant to federal and state tax law, the exchange and distribution qualify as a tax-free reorganization; consequently, no income tax liability was triggered for the AWR consolidated group or any of its members.
The transfer between GSWC and BVESI, both wholly owned subsidiaries of AWR, is considered a common control transaction. Although the electric utility division was considered a separate business segment and component of GSWC, the transfer did not qualify as a discontinued operation based on management's assessment of the applicable accounting guidance. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's statement of income for the nine months ended September 30, 2020 includes the electric segment's results through June 30, 2020.
The table below sets forth selected information relating to the electric segment's results of operations for the three months ended September 30, 2020 and 2019, and its cash flows for the three months ended September 30, 2020 (in thousands):

	Three months ended September 30,
	2020	2019 (1)
	(Subsidiary of AWR)	(Division of GSWC)
Electric revenues	$8,288	$11,996
Operating expenses	6,423	6,324
Operating income	$1,865	$5,672

Net income	$1,308	$3,779

Three Months Ended September 30, 2020
(Subsidiary of AWR)
Net cash provided from operating activities	$603

Net cash used in investing activities	(3,039)

Net cash provided from financing activities (2)	2,999

Net change in cash and cash equivalents	563
Cash and cash equivalents, beginning of period	20
Cash and cash equivalents, end of period	$583
(1)    Operating income for the three months ended September 30, 2019 included the retroactive impact of the CPUC's August 2019 final decision on the electric general rate case, which totaled approximately $3.7 million for periods prior to the third quarter of 2019.
(2)    Effective July 1, 2020, BVESI entered into a 3-year, $35 million revolving credit facility agreement with a bank and began borrowing under this facility. As of September 30, 2020, there was $3.0 million outstanding under the new facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable.  On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations or business segments.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC and BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by Registrant’s weighted average number of diluted common shares. Furthermore, the retroactive impact related to the first six months of 2019 and for fiscal 2018 resulting from the CPUC's final decision on the electric general rate case issued in August 2019 has been excluded when communicating the electric segment's third quarter and year-to-date 2019 results to help facilitate comparisons of Registrant’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
Registrant believes that the disclosures of the water and electric gross margins, and earnings per share by business segment provide investors with clarity surrounding the performance of its segments.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  A reconciliation to AWR’s diluted earnings per share is included in the discussion under the sections titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
Overview
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2019 filed with the SEC.
Water and Electric Segments:
GSWC's and BVESI's revenues, operating income, and cash flows have been earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVESI customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  GSWC and BVESI plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVESI are expected to remain at higher levels than depreciation expense. When necessary, GSWC and BVESI are able to obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
    Water GRC for years 2022 – 2024:
On July 15, 2020, GSWC filed a general rate case application for all of its water regions and its general office.  This general rate case will determine new water rates for the years 2022 – 2024.  Among other things, GSWC's requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. A decision in the water general rate case is scheduled for the fourth quarter of 2021, with new rates to become effective January 1, 2022.
    Water General Rate Case for years 2019 – 2021:
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

The final decision also allowed for water gross margin increases in 2020 and 2021, subject to an earnings test. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing an earnings test at all of its ratemaking areas. The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020. The final decision also allows for a potential additional increase in the water gross margin of approximately $11.4 million in 2021, subject to the results of an earnings test and changes to the forecasted inflationary index values.
    Issuance of Senior Unsecured Notes at GSWC:
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160 million. In connection with this financing, GSWC issued $85 million in 2.17% senior notes which mature in 2030, and $75 million in 2.90% senior notes which mature in 2040. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility. In March 2020, AWR amended its credit facility to temporarily increase the borrowing capacity to $260 million. Following the issuance of GSWC’s notes and effective July 15, 2020, AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement.
    Final Decision on Low-Income Affordability Rulemaking:
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues including matters associated with the continued use of the Water Revenue Adjustment Mechanism ("WRAM") by California water utilities. The final decision also addressed the continued use of the Modified Cost Balancing Account ("MCBA"), which is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In addition, the decision supports GSWC’s position that it does not apply to its general rate case application filed in July 2020, which will set new rates for the years 2022 – 2024. However, at this time, management cannot predict the potential impact of this decision, if any, on the pending water general rate case. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision would result in more volatility in GSWC’s future earnings and could prevent full recovery of its authorized water gross margin. On or prior to October 5, 2020, GSWC, other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
    Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis, with the next scheduled filing required to have taken place on May 1, 2020 and to be effective for the years 2021 – 2023. In January 2020, GSWC, along with the three other water utilities, requested an extension of the date by which each of them must file its 2020 cost of capital application. In March 2020, the CPUC approved the request, postponing the filing date by one year until May 1, 2021, with a corresponding effective date of January 1, 2022. The CPUC also approved the joint parties’ request to leave the current Water Cost of Capital Mechanism in place, but there will be no changes to the companies’ rate of return on rate base during the one-year extension, regardless of what the mechanism might otherwise indicate.
GSWC’s current authorized rate of return on rate base is 7.91%, based on its weighted cost of capital, which will continue in effect through December 31, 2021. The 7.91% return on rate base includes a return on equity of 8.9%, an embedded cost of debt of 6.6%, and a capital structure with 57% equity and 43% debt.
    Electric Segment General Rate Case:
In August 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 – 2022); (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for tax reform changes; (iii) authorized the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iv) increased the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 – 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.60% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.

Due to the delay in finalizing the electric general rate case, electric revenues recognized during the first six months of 2019 were based on 2017 adopted rates. Because the August 2019 CPUC final decision was retroactive to January 1, 2018, the cumulative retroactive earnings impact of the decision was included in the third quarter results of 2019, including approximately $0.03 per share for the six months ended June 30, 2019, and $0.04 per share for the full year ended December 31, 2018 had the new 2018 and 2019 rates been in place at those times.
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
COVID-19:
GSWC, BVESI, and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential.  The Company's responses to the COVID-19 pandemic take into account the guidance provided by federal, state, and local health authorities and other government officials. The response of GSWC and BVESI has included: (i) suspending, through April 2021, service disconnections for nonpayment pursuant to CPUC orders; (ii) increasing the number of employees telecommuting; and (iii) delaying some capital improvement projects at the water utility services business. At this time, neither GSWC nor BVESI is able to predict the financial impact this situation may have on the remainder of 2020. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
The pandemic has caused significant volatility in financial markets, resulting in significant fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans, which are likely to continue. Furthermore, due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of September 30, 2020. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the COVID-19 pandemic in a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. Through September 30, 2020, AWR has recorded approximately $1.4 million in the CEMA regulatory asset accounts related to bad debt expense in excess of GSWC’s and BVESI's revenue requirement, personal protective equipment, printing costs and other incremental miscellaneous costs. By tracking these costs in a CEMA, utilities can later ask for recovery of these costs from the CPUC.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2020	9/30/2019	CHANGE
Water	$0.57	$0.53	$0.04
Electric (excluding retroactive impact of CPUC decision on general rate case)	0.04	0.03	0.01
Contracted services	0.10	0.12	(0.02)
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, adjusted	0.72	0.69	0.03
Retroactive impact of CPUC decision in the electric general rate case for the first six months of 2019 and full year of 2018	—	0.07	(0.07)
Consolidated diluted earnings per share, as reported	$0.72	$0.76	$(0.04)
Water Segment:
The COVID-19 pandemic has, among other things, resulted in increased volatility in the financial markets, which has resulted in significant fluctuations throughout 2020 in the fair value of investments held to fund one of the Company's retirement plans. Affecting the results and comparability between the two periods were gains of $1.2 million earned on these investments during the third quarter of 2020 compared to gains of $325,000 recorded during the same period in 2019, increasing the water segment’s earnings by approximately $0.02 per share as compared to the third quarter of 2019. Excluding the effect of these gains, diluted earnings per share from the water segment for the three months ended September 30, 2020 increased by $0.02 per share as compared to the same period in 2019. The following items affected the comparability between the two periods (excluding the impact of billed surcharges, which have no effect on net earnings):
•An increase in the water gross margin of $3.1 million, or approximately $0.06 per share, as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved as a result of passing an earnings test.  The full step increase is expected to generate an additional $10.4 million in water gross margin for 2020.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by $0.02 per share mainly due to increases in overall labor and other employee benefits, chemical and water treatment costs, regulatory costs, property taxes, and depreciation expense.
•An overall increase in interest expense (net of interest income), which negatively impacted earnings by approximately $0.01 per share during the three months ended September 30, 2020 as compared to the same period in 2019 due primarily to $160 million of new long-term debt issued in July 2020 as well as lower interest income earned on regulatory assets bearing interest at the current 90-day commercial paper rate, which has declined compared to the same period in 2019.
•An increase in the effective income tax rate resulting from certain flow-through taxes and permanent items for the three months ended September 30, 2020 as compared to the same period in 2019, which negatively impacted earnings at the water segment by approximately $0.01 per share.
Electric Segment:
Diluted earnings per share from the electric segment for the three months ended September 30, 2020 was $0.04 per share as compared to $0.10 per share recorded for the same period in 2019. The CPUC issued a final decision on the electric general rate case in August 2019 that was retroactive to January 1, 2018. As a result, the cumulative retroactive earnings impact of the decision was included in the third quarter results of 2019, including approximately $0.07 per share for periods prior to the third quarter of 2019. This retroactive impact is shown in a separate line in the table above.
Excluding the retroactive impact discussed above, earnings at the electric segment increased by $0.01 per share for the three months ended September 30, 2020 as compared to the same period in 2019. An increase in the electric gross margin resulting from new rates authorized in the final August 2019 decision was partially offset by increases in labor and outside service costs. The final August 2019 decision also approved the recovery of previously incurred incremental tree-trimming costs totaling $302,000, which resulted in a reduction to maintenance expense that was recorded in August 2019. There was no equivalent item in 2020.

Contracted Services Segment:
For the three months ended September 30, 2020, diluted earnings from the contracted services segment were $0.10 per share as compared to $0.12 per share for the same period in 2019. This decrease was largely due to an overall decrease in construction activity resulting from weather delays and a slowdown in permitting for construction projects and government funding for new capital upgrades caused, in part, by the impact of COVID-19. The Company expects construction activity to pick up during the fourth quarter relative to the first three quarters barring any further delays due to weather conditions. The decrease in construction activity was partially offset by an increase in management fee revenues and lower travel-related costs.
Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment.

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2020	9/30/2019	Change
Water	$1.35	$1.33	$0.02
Electric (excluding retroactive impact of CPUC decision on general rate case)	0.13	0.11	0.02
Contracted services	0.30	0.34	(0.04)
AWR (parent)	0.01	0.01	—
Consolidated diluted earnings per share, adjusted	1.79	1.79	—
Retroactive impact of CPUC decision in the electric general rate case for the full year of 2018	—	0.04	(0.04)
Consolidated diluted earnings per share, as reported	$1.79	$1.83	$(0.04)
Water Segment:
Diluted earnings from the water segment for the nine months ended September 30, 2020 increased to $1.35 per share as compared to $1.33 per share for the same period in 2019. As previously discussed, the COVID-19 pandemic has, among other things, resulted in increased volatility in the financial markets, which has resulted in significant fluctuations in the fair value of investments held to fund one of the Company's retirement plans. Affecting the results and comparability between the two periods was a decrease in gains on investments during the nine months ended September 30, 2020 compared to the same period in 2019, which decreased the water segment’s earnings by approximately $0.02 per share. There were $1.2 million in investment gains earned during the nine months ended September 30, 2020 as compared to gains of $2.5 million during the same period in 2019. In addition, the May 2019 CPUC final decision on the water general rate case approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts, which resulted in a reduction to administrative and general expense of approximately $1.1 million, or $0.02 per share, and was recorded during the second quarter of 2019. There was no equivalent item in 2020.
Excluding the two items discussed above, earnings at the water segment for the nine months ended September 30, 2020 increased by $0.06 per share as compared to the same period in 2019. The following items affected the comparability between the two periods (excluding the impact of billed surcharges, which have no effect on net earnings):
•An increase in the water gross margin of $8.4 million, or approximately $0.16 per share, as a result of new rates authorized by the CPUC. As discussed in the quarterly results, GSWC received its full second-year step increase effective January 1, 2020, which is expected to generate an additional $10.4 million in water gross margin for 2020.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by approximately $0.07 per share due primarily to increases in overall labor costs and other employee benefits, chemical and water treatment costs, maintenance expense, regulatory costs, and property taxes.
•An increase in the effective income tax rate resulting from certain flow-through taxes and permanent items for the nine months ended September 30, 2020 as compared to the same period in 2019, which negatively impacted earnings at the water segment by approximately $0.03 per share.

Electric Segment:
Diluted earnings from the electric segment for the nine months ended September 30, 2020 decreased by $0.02 per share compared to the recorded earnings during the same period in 2019. As previously discussed, the CPUC issued a final decision on the electric general rate case in August 2019 that was retroactive to January 1, 2018. As a result, the cumulative retroactive earnings impact of the decision was included in the third quarter results of 2019, including approximately $0.04 per share related to the full year 2018. This retroactive impact is shown in a separate line in the table above.
Among other things, the final decision authorized increases in the adopted electric gross margin of $1.2 million for each of the years 2019 and 2020. Excluding the retroactive impact discussed above, electric earnings for the nine months ended September 30, 2020 increased by $0.02 per share due to an increase in the electric gross margin resulting from rate increases approved in the final August 2019 decision, as well as lower interest expense. These increases to earnings were partially offset by increases in labor and outside service costs as compared to the same period in 2019. As discussed in the quarterly results, the final decision also approved the recovery of previously incurred incremental tree-trimming costs totaling $302,000, which resulted in a reduction to maintenance expense that was recorded in August 2019. There was no equivalent item in 2020.
Contracted Services Segment:
For the nine months ended September 30, 2020, diluted earnings from the contracted services segment decreased $0.04 per share as compared to the same period in 2019. Included in the results for the first quarter of 2019 were retroactive revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $0.01 per share and related to periods prior to 2019. Excluding this retroactive amount, diluted earnings from the contracted services segment were lower by $0.03 per share as compared to the same period in 2019 largely due to an overall decrease in overall construction activity resulting from weather delays and a slowdown in permitting for construction projects and government funding for new capital upgrades caused, in part, by the impact of COVID-19. The Company expects construction activity to pick up during the fourth quarter relative to the first three quarters barring any further delays due to weather conditions. The decrease in construction activity was partially offset by an increase in management fee revenues and lower overall operating expenses.
The following discussion and analysis for the three and nine months ended September 30, 2020 and 2019 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$98,701	$95,249	$3,452	3.6%
Electric	8,288	11,996	(3,708)	(30.9)%
Contracted services	26,699	27,251	(552)	(2.0)%
Total operating revenues	133,688	134,496	(808)	(0.6)%

OPERATING EXPENSES
Water purchased	23,445	23,361	84	0.4%
Power purchased for pumping	3,369	3,042	327	10.7%
Groundwater production assessment	5,962	5,634	328	5.8%
Power purchased for resale	2,117	2,403	(286)	(11.9)%
Supply cost balancing accounts	(2,639)	(2,680)	41	(1.5)%
Other operation	8,128	8,267	(139)	(1.7)%
Administrative and general	20,644	20,626	18	0.1%
Depreciation and amortization	9,348	9,006	342	3.8%
Maintenance	4,246	4,109	137	3.3%
Property and other taxes	5,693	5,234	459	8.8%
ASUS construction	13,573	12,894	679	5.3%
Gain on sale of assets	(5)	(124)	119	*
Total operating expenses	93,881	91,772	2,109	2.3%

OPERATING INCOME	39,807	42,724	(2,917)	(6.8)%

OTHER INCOME AND EXPENSES
Interest expense	(6,161)	(6,279)	118	(1.9)%
Interest income	316	826	(510)	(61.7)%
Other, net	1,613	140	1,473	*
	(4,232)	(5,313)	1,081	(20.3)%

INCOME BEFORE INCOME TAX EXPENSE	35,575	37,411	(1,836)	(4.9)%

Income tax expense	9,045	9,405	(360)	(3.8)%

NET INCOME	$26,530	$28,006	$(1,476)	(5.3)%

Basic earnings per Common Share	$0.72	$0.76	$(0.04)	(5.3)%

Fully diluted earnings per Common Share	$0.72	$0.76	$(0.04)	(5.3)%
* not meaningful

Operating Revenues:
General
GSWC and BVESI rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if the Military Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended September 30, 2020, revenues from water operations increased $3.5 million to $98.7 million as compared to the same period in 2019 as a result of full second-year step increases for 2020 as a result of GSWC passing the earnings test. These increases were partially offset by lower surcharges billed during the three months ended September 30, 2020 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the third quarter of 2020 increased 5% as compared to the same period in 2019. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. As previously discussed, in August 2020 the CPUC issued a final decision, which among other things, eliminates the continued use of the WRAM by California water utilities. GSWC has filed an application for rehearing on the decision. At this time, management cannot predict the outcome of this matter.
Electric
Electric revenues for the three months ended September 30, 2020 decreased $3.7 million to $8.3 million. The cumulative impact of the August 2019 CPUC final decision on the electric general rate case, which was retroactive to January 1, 2018, was reflected in the results of the third quarter of 2019. Included in the $12.0 million of electric revenues for the three months ended September 30, 2019 was approximately $3.7 million relating to periods prior to the third quarter of 2019.
Billed electric usage during the three months ended September 30, 2020 increased by approximately 11% as compared to the three months ended September 30, 2019, largely due to a spike in tourism during the summer months in BVESI's service areas.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended September 30, 2020, revenues from contracted services decreased $552,000 to $26.7 million as compared to $27.3 million for the same period in 2019 due primarily to a decrease in construction activity resulting from weather delays and a slowdown in permitting for construction projects and government funding for new capital upgrades caused, in part, by the impact of COVID-19. The Company expects construction activity to pick up during the fourth quarter relative to the first three quarters barring any further delays due to weather conditions. The decrease in construction activity was partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the nine months ended September 30, 2020, ASUS has been awarded approximately $13.7 million in new construction projects, some of which have been or are expected to be completed during 2020, and the remainder in 2021. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 34.4% and 34.6% of total operating expenses for the three months ended September 30, 2020 and 2019, respectively.
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
The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended September 30, 2020 and 2019. There was a decrease of $682,000 in water surcharges, and an increase of $137,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings. In addition, because of the delay in receiving the final CPUC decision in the electric general rate case, the electric gross margin for the third quarter of 2019 included the recording of approximately $3.7 million in electric gross margin impact for the first six months of 2019 and all of fiscal 2018.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$98,701	$95,249	$3,452	3.6%
WATER SUPPLY COSTS:
Water purchased (1)	$23,445	$23,361	$84	0.4%
Power purchased for pumping (1)	3,369	3,042	327	10.7%
Groundwater production assessment (1)	5,962	5,634	328	5.8%
Water supply cost balancing accounts (1)	(3,019)	(3,330)	311	(9.3)%
TOTAL WATER SUPPLY COSTS	$29,757	$28,707	$1,050	3.7%
WATER GROSS MARGIN (2)	$68,944	$66,542	$2,402	3.6%

ELECTRIC OPERATING REVENUES (1)	$8,288	$11,996	$(3,708)	(30.9)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,117	$2,403	$(286)	(11.9)%
Electric supply cost balancing accounts (1)	380	650	(270)	(41.5)%
TOTAL ELECTRIC SUPPLY COSTS	$2,497	$3,053	$(556)	(18.2)%
ELECTRIC GROSS MARGIN (2)	$5,791	$8,943	$(3,152)	(35.2)%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(2,639,000) and $(2,680,000) for the three months ended September 30, 2020 and 2019, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2)   Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area. The August 2020 CPUC decision previously discussed, which eliminates the continued use of the WRAM also eliminates the MCBA.
The overall actual percentages of purchased water for the three months ended September 30, 2020 and 2019 were approximately 45% and 47%, respectively, as compared to the authorized adopted percentages of 39% for the three months ended September 30, 2020 and 2019. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in electricity usage for pumping as well as increased rates and pump taxes as compared to the three months ended September 30, 2019.
For the three months ended September 30, 2020, the water supply cost balancing account had a $3.0 million under-collection as compared a $3.3 million under-collection during the same period in 2019. This variance was due to rate increases for certain rate-making areas to specifically cover increases in supply costs experienced in these areas, partially offset by higher costs for pumping and groundwater assessments.
For the three months ended September 30, 2020, the cost of power purchased for resale to BVESI's electric customers decreased to $2.1 million as compared to $2.4 million during the same period in 2019 due primarily to a lower average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, decreased from $77.48 for the three months ended September 30, 2019 to $58.21 for the same period in 2020.  The over-collection in the electric supply cost balancing account decreased as compared to the three months ended September 30, 2019 due to an updated adopted supply cost approved in the CPUC's final decision in the electric general rate case received in August 2019.
Other Operation
The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended September 30, 2020 and 2019, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$6,185	$6,203	$(18)	(0.3)%
Electric Services	432	526	(94)	(17.9)%
Contracted Services	1,511	1,538	(27)	(1.8)%
Total other operation	$8,128	$8,267	$(139)	(1.7)%
For the three months ended September 30, 2020, there was a $543,000 decrease in surcharges related to the recovery of previously incurred costs at the water segment, with a corresponding decrease in other operation expenses, resulting in no impact to earnings. Excluding the impact of surcharges, there was a $525,000 increase in other operation-related expenses at the water segment primarily due to higher chemical and water treatment costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$13,610	$13,473	$137	1.0%
Electric Services	2,359	1,732	627	36.2%
Contracted Services	4,674	5,418	(744)	(13.7)%
AWR (parent)	1	3	(2)	(66.7)%
Total administrative and general	$20,644	$20,626	$18	0.1%
For the three months ended September 30, 2020, there was a $165,000 decrease in billed surcharges related to the recovery of previously incurred costs at the water segment, with a corresponding decrease in administrative and general expenses, resulting in no impact to earnings. Excluding this impact, administrative and general expenses at the water segment increased $302,000 largely due to increases in labor and other employee-related benefits, as well as increases in regulatory costs incurred in connection with the processing of the water segment's general rate case application filed in July 2020.

For the three months ended September 30, 2020, the increase at the electric segment included an $80,000 increase in surcharges surcharges related to the recovery of previously incurred administrative and general costs, with a corresponding increase in administrative and general costs, resulting in no impact to earnings. Excluding surcharges, administrative and general expenses at the electric segment increased $547,000 due primarily to increases in outside service costs related to regulatory matters as well as the electric segment reorganization, and increases in labor and other employee-related benefits.
For the three months ended September 30, 2020, the decrease in administrative and general expenses at the contracted services segment was due primarily to decreases in labor and employee-related benefit costs, legal and other outside services costs, and travel and related costs as compared to the same period in 2019. Legal and outside services tend to fluctuate from period to period, and are expected to continue to fluctuate.
Depreciation and Amortization
For the three months ended September 30, 2020 and 2019, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$7,835	$7,690	$145	1.9%
Electric Services	626	669	(43)	(6.4)%
Contracted Services	887	647	240	37.1%
Total depreciation and amortization	$9,348	$9,006	$342	3.8%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets. As a result of the August 2019 CPUC final decision on the electric general rate case, the cumulative retroactive impact of the CPUC decision was recorded during the third quarter of 2019, including depreciation expense at the electric segment related to the first six months of 2019 and all of 2018. There was no equivalent item in 2020.
Maintenance
For the three months ended September 30, 2020 and 2019, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$3,219	$3,383	$(164)	(4.8)%
Electric Services	193	40	153	382.5%
Contracted Services	834	686	148	21.6%
Total maintenance	$4,246	$4,109	$137	3.3%
Maintenance expense at the water segment decreased primarily due to lower unplanned maintenance as compared to the same period in 2019.
Maintenance expense at the electric segment for the third quarter of 2019 included a $302,000 reduction due to the CPUC's approval in the August 2019 final decision on the electric general rate case for the recovery of previously incurred incremental tree-trimming costs. There was no equivalent item in 2020.
The increase in maintenance at the contracted services segment is due to higher planned maintenance as compared to the same period in 2019.

Property and Other Taxes
For the three months ended September 30, 2020 and 2019, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$4,946	$4,483	$463	10.3%
Electric Services	314	304	10	3.3%
Contracted Services	433	447	(14)	(3.1)%
Total property and other taxes	$5,693	$5,234	$459	8.8%
Property and other taxes increased overall due mostly to capital additions at the water segment and the associated higher assessed property values.
ASUS Construction
For the three months ended September 30, 2020, construction expenses for contracted services were $13.6 million, increasing $679,000 compared to the same period in 2019 due primarily to additional costs incurred on certain construction projects.
Interest Expense
For the three months ended September 30, 2020 and 2019, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$5,911	$5,652	$259	4.6%
Electric Services	86	334	(248)	(74.3)%
Contracted Services	105	137	(32)	(23.4)%
AWR (parent)	59	156	(97)	(62.2)%
Total interest expense	$6,161	$6,279	$(118)	(1.9)%
The overall decrease in interest expense was primarily due to lower interest expense at the electric segment primarily resulting from the recording of allowance for funds used during construction on certain construction projects. In addition, there was a decrease in short-term lower interest rates on the revolving credit facility as compared to 2019. These decreases were partially offset by an increase in interest expense as a result of GSWC's issuance of unsecured private placement notes totaling $160.0 million in July 2020. As a result, interest expense is expected to increase.
Interest Income
For the three months ended September 30, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$105	$446	$(341)	(76.5)%
Electric Services	32	100	(68)	(68.0)%
Contracted Services	179	281	(102)	(36.3)%
AWR (parent)	—	(1)	1	(100.0)%
Total interest income	$316	$826	$(510)	(61.7)%
The decrease in interest income during the three months ended September 30, 2020 was largely due to lower interest earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial paper rate, which has declined compared to the same period in 2019. There was also a decrease in interest income recognized on certain construction projects at the contracted services segment.

Other Income and (Expense), net
For the three months ended September 30, 2020 and 2019, other income and (expense), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$1,483	$200	$1,283	641.5%
Electric Services	30	3	27	900.0%
Contracted Services	(34)	(63)	29	(46.0)%
AWR (parent)	134	—	134	N/A
Total other income and (expense), net	$1,613	$140	$1,473	*
* not meaningful
For the three months ended September 30, 2020, other income (net of other expense) increased mostly as a result of higher gains recorded on Registrant's investments held for a retirement benefit plan because of recent market conditions as compared to the same period in 2019. There was also decreases in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plan and other retirement benefits. However, as a result of GSWC's and BVESI's pension balancing accounts authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, thus having no material impact to earnings.
Income Tax Expense
For the three months ended September 30, 2020 and 2019, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$7,683	$6,720	$963	14.3%
Electric Services	533	1,663	(1,130)	(67.9)%
Contracted Services	1,150	1,391	(241)	(17.3)%
AWR (parent)	(321)	(369)	48	(13.0)%
Total income tax expense	$9,045	$9,405	$(360)	(3.8)%
Consolidated income tax expense for the three months ended September 30, 2020 decreased by $360,000 due to a decrease in pretax income resulting primarily from the recording in the third quarter of 2019 of all of the retroactive impact from the August 2019 CPUC final decision on the electric general rate case. There was no equivalent retroactive item recorded in 2020. AWR's effective income tax rate ("ETR") was 25.4% and 25.1% for the three months ended September 30, 2020 and 2019, respectively. The increase was due primarily to the increase in GSWC's ETR, which was 26.7% and 26.4% for the three months ended September 30, 2020 and 2019, respectively, resulting primarily from changes in certain flow-through and permanent items.

Consolidated Results of Operations — Nine Months Ended September 30, 2020 and 2019 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$257,199	$248,112	$9,087	3.7%
Electric	26,935	30,033	(3,098)	(10.3)%
Contracted services	79,909	82,731	(2,822)	(3.4)%
Total operating revenues	364,043	360,876	3,167	0.9%

OPERATING EXPENSES
Water purchased	56,291	55,263	1,028	1.9%
Power purchased for pumping	7,626	6,562	1,064	16.2%
Groundwater production assessment	15,140	14,020	1,120	8.0%
Power purchased for resale	7,127	8,498	(1,371)	(16.1)%
Supply cost balancing accounts	(6,606)	(2,845)	(3,761)	132.2%
Other operation	24,573	24,546	27	0.1%
Administrative and general	63,992	61,827	2,165	3.5%
Depreciation and amortization	27,190	26,493	697	2.6%
Maintenance	12,224	9,728	2,496	25.7%
Property and other taxes	16,098	15,000	1,098	7.3%
ASUS construction	39,175	39,671	(496)	(1.3)%
Gain on sale of assets	(9)	(236)	227	(96.2)%
Total operating expenses	262,821	258,527	4,294	1.7%

OPERATING INCOME	101,222	102,349	(1,127)	(1.1)%

OTHER INCOME AND EXPENSES
Interest expense	(17,533)	(18,878)	1,345	(7.1)%
Interest income	1,364	2,644	(1,280)	(48.4)%
Other, net	2,388	2,073	315	15.2%
	(13,781)	(14,161)	380	(2.7)%

INCOME BEFORE INCOME TAX EXPENSE	87,441	88,188	(747)	(0.8)%
Income tax expense	21,227	20,546	681	3.3%

NET INCOME	$66,214	$67,642	$(1,428)	(2.1)%

Basic earnings per Common Share	$1.79	$1.83	$(0.04)	(2.2)%

Fully diluted earnings per Common Share	$1.79	$1.83	$(0.04)	(2.2)%

Operating Revenues:

Water
For the nine months ended September 30, 2020, revenues from water operations increased $9.1 million to $257.2 million as compared to the same period in 2019 as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing an earnings test.
Billed water consumption for the first nine months of 2020 increased approximately 5% as compared to the same period in 2019. Currently, changes in consumption generally do not have a significant impact on revenues due to the WRAM. As previously discussed, in August 2020 the CPUC issued a final decision, which among other things, addresses the continued use of the WRAM by California water utilities. GSWC has filed an application for rehearing on the decision. At this time, management cannot predict the outcome of this matter.
Electric
For the nine months ended September 30, 2020, revenues from electric operations were $26.9 million as compared to $30.0 million for the same period in 2019, due to the retroactive earnings impact resulting from the final CPUC decision issued in August 2019 in the electric general rate case. The cumulative 2018 impact of the August 2019 CPUC final decision on the electric general rate case, was reflected in the results of the third quarter of 2019.
Billed electric usage was flat during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.  Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
 Contracted Services
For the nine months ended September 30, 2020, revenues from contracted services decreased $2.8 million to $79.9 million as compared to $82.7 million for the same period in 2019 due primarily to an overall decrease in construction activity resulting from weather delays and a slowdown in permitting for construction projects and government funding for new capital upgrades caused, in part, by the impact of COVID-19. The Company expects construction activity to pick up during the fourth quarter relative to the first three quarters barring any further delays due to weather conditions. In addition, included in the results for the first quarter of 2019 were retroactive revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $500,000 and related to periods prior to 2019. There was no equivalent item during 2020. These decreases were partially offset by increases in ongoing management fees due to the successful resolution of various economic price adjustments.

Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.3% and 31.5% of total operating expenses for the nine months ended September 30, 2020 and 2019, respectively. The table below provides the amount of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands). There was a slight decrease in surcharges recorded in water revenues, and a $477,000 increase in electric surcharges recorded in electric revenues. Surcharges are recorded to revenues when billed to customers and are offset by a corresponding increase in operating expenses, resulting in no impact to earnings.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$257,199	$248,112	$9,087	3.7%
WATER SUPPLY COSTS:
Water purchased (1)	$56,291	$55,263	$1,028	1.9%
Power purchased for pumping (1)	7,626	6,562	1,064	16.2%
Groundwater production assessment (1)	15,140	14,020	1,120	8.0%
Water supply cost balancing accounts (1)	(7,297)	(4,758)	(2,539)	53.4%
TOTAL WATER SUPPLY COSTS	$71,760	$71,087	$673	0.9%
WATER GROSS MARGIN (2)	$185,439	$177,025	$8,414	4.8%

ELECTRIC OPERATING REVENUES (1)	$26,935	$30,033	$(3,098)	(10.3)%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$7,127	$8,498	$(1,371)	(16.1)%
Electric supply cost balancing accounts (1)	691	1,913	(1,222)	(63.9)%
TOTAL ELECTRIC SUPPLY COSTS	$7,818	$10,411	$(2,593)	(24.9)%
ELECTRIC GROSS MARGIN (2)	$19,117	$19,622	$(505)	(2.6)%

(1) As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(6,606,000) and $(2,845,000) for the nine months ended September 30, 2020 and 2019, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2) Water and electric gross margins do not include any depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
The overall actual percentage of purchased water for the nine month periods ended September 30, 2020 and 2019 were 44% and 45%, respectively, as compared to the adopted percentage of approximately 35% and 36% for the nine months ended September 30, 2020 and 2019, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.  Purchased water costs for the nine months ended September 30, 2020 increased to $56.3 million as compared to $55.3 million for the same period in 2019 primarily due to an increase in wholesale water costs as well as an increase in customer usage.
For the nine months ended September 30, 2020 and 2019, power purchased for pumping increased by $1.1 million due to an increase in electric rates. Groundwater production assessments increased $1.1 million due to an increase in the amount of water pumped as well as higher pump tax rates for the nine months ended September 30, 2020 as compared to the same period in 2019. The under-collection in the water supply cost balancing account increased $2.5 million during the nine months ended September 30, 2020 as compared to the same period in 2019 mainly due to a higher than adopted supply mix.
For the nine months ended September 30, 2020, the cost of power purchased for resale to electric customers decreased by $1.4 million to $7.1 million as compared to $8.5 million for the same period in 2019 primarily due to a decrease in the average price per MWh, as well as a decrease in customer usage. The average price per MWh, including fixed costs, decreased from $77.90 for the nine months ended September 30, 2019 to $64.81 for the same period in 2020. The over-collection in the electric supply cost balancing account decreased by $1.2 million due to an updated adopted supply cost approved in the CPUC's final decision in the electric general rate case received in August 2019.

Other Operation
For the nine months ended September 30, 2020 and 2019, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$17,682	$17,681	$1	—%
Electric Services	1,935	1,962	(27)	(1.4)%
Contracted Services	4,956	4,903	53	1.1%
Total other operation	$24,573	$24,546	$27	0.1%
For the nine months ended September 30, 2020, there was a $557,000 decrease in surcharges related to the recovery of previously incurred costs at the water segment, with a corresponding decrease in other operation expenses, resulting in no impact to earnings. Excluding the impact of surcharges, there was a $558,000 increase in other operation-related expenses at the water segment primarily due to higher chemical and water treatment costs, as well as an increase in bad debt expense due to expected increases in delinquent customer payments as a result of the COVID-19 pandemic. However, bad debt expense in excess of what is included in GSWC's water revenue requirement has been included in the CPUC-approved catastrophic event memorandum account to be filed for future recovery.
Administrative and General
For the nine months ended September 30, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$41,862	$39,090	$2,772	7.1%
Electric Services	6,678	5,887	791	13.4%
Contracted Services	15,447	16,843	(1,396)	(8.3)%
AWR (parent)	5	7	(2)	(28.6)%
Total administrative and general	$63,992	$61,827	$2,165	3.5%
For the nine months ended September 30, 2020, administrative and general expenses at the water segment increased, due in part, to a $1.1 million reduction recorded during the second quarter of 2019 to reflect the CPUC's approval in May 2019 for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. There was also an increase of $197,000 in surcharges billed for the recovery of previously incurred expenses as compared to the same period in 2019, which are offset by corresponding increases in administrative and general expenses, resulting in no impact to earnings. Excluding these two items, administrative and general expenses at the water segment increased by $1.5 million as a result of increases in labor costs and other employee-related benefits, and regulatory costs incurred in connection with the pending water general rate case.
The increase in administrative and general expenses at the electric segment included a $281,000 increase in billed surcharges, which have no impact to earnings. Excluding this increase in surcharges, the increase at the electric segment was $533,000 due to higher labor and employee-related benefits, and legal and other outside service costs.
For the nine months ended September 30, 2020, administrative and general expenses at the contracted services segment decreased due, in large part, to lower travel and related costs resulting from the impact of COVID-19, as well as lower employee-related benefit costs as compared to the same period in 2019.
Depreciation and Amortization
For the nine months ended September 30, 2020 and 2019, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$22,858	$22,484	$374	1.7%
Electric Services	1,841	1,870	(29)	(1.6)%
Contracted Services	2,491	2,139	352	16.5%
Total depreciation and amortization	$27,190	$26,493	$697	2.6%
Increases in depreciation expense resulted mostly from additions to utility plant and other fixed assets.

Maintenance
For the nine months ended September 30, 2020 and 2019, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$8,925	$7,237	$1,688	23.3%
Electric Services	881	551	330	59.9%
Contracted Services	2,418	1,940	478	24.6%
Total maintenance	$12,224	$9,728	$2,496	25.7%
Maintenance expense for water services increased due to a higher level of planned and unplanned maintenance as compared to the same period in 2019.
Maintenance expense at the electric segment for the first nine months of 2019 included a $302,000 reduction due to the CPUC's approval in the August 2019 final decision for the recovery of previously incurred incremental tree-trimming costs, which resulted in a reduction to maintenance expense that was recorded in August 2019. There was no equivalent item in 2020.
The increase in maintenance at the contracted services segment is due to higher planned maintenance as compared to the same period in 2019.
Property and Other Taxes
For the nine months ended September 30, 2020 and 2019, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$13,697	$12,781	$916	7.2%
Electric Services	914	841	73	8.7%
Contracted Services	1,487	1,378	109	7.9%
Total property and other taxes	$16,098	$15,000	$1,098	7.3%
Property and other taxes increased overall during the nine months ended September 30, 2020 due primarily to capital additions and the associated higher assessed property values.
ASUS Construction
For the nine months ended September 30, 2020, construction expenses for contracted services were $39.2 million, decreasing $496,000 compared to the same period in 2019 due to a decrease in overall construction activity as compared to the same period in 2019.
Interest Expense
For the nine months ended September 30, 2020 and 2019, interest expense by business segment, including AWR (parent) consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$16,315	$16,897	$(582)	(3.4)%
Electric Services	636	1,088	(452)	(41.5)%
Contracted Services	352	426	(74)	(17.4)%
AWR (parent)	230	467	(237)	(50.7)%
Total interest expense	$17,533	$18,878	$(1,345)	(7.1)%
The overall decrease in interest expense is due, in large part, to a decrease in short-term interest rates on the revolving credit facility as compared to 2019. In addition, the decrease in interest expense at the electric segment is due, in part, to the recording of allowance for funds used during construction on certain construction projects. These decreases were partially offset by the net increase in interest on long-term debt resulting from the issuance in July 2020 of new unsecured long-term private placement notes totaling $160.0 million. As a result, interest expense is expected to increase.

Interest Income
For the nine months ended September 30, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$519	$1,342	$(823)	(61.3)%
Electric Services	117	155	(38)	(24.5)%
Contracted Services	723	1,150	(427)	(37.1)%
AWR (parent)	5	(3)	8	(266.7)%
Total interest income	$1,364	$2,644	$(1,280)	(48.4)%
The decrease in interest income during the nine months ended September 30, 2020 was largely due to lower interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial paper rate, which has declined compared to the same period in 2019. There was also a decrease in interest income recognized on certain initial construction projects performed at the contracted services segment.
Other Income and (Expense), net
For the nine months ended September 30, 2020 and 2019, other income and (expense), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	2,266	2,143	123	5.7%
Electric Services	93	10	83	830.0%
Contracted Services	(105)	(189)	84	(44.4)%
AWR (parent)	134	109	25	22.9%
Total other income and (expense), net	2,388	2,073	315	15.2%
For the nine months ended September 30, 2020, other income (net of other expense) increased by $315,000 due primarily to a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to the same period in 2019. As a result of GSWC's and BVESI's pension balancing accounts authorized by the CPUC, changes in net periodic benefit costs are mostly offset by corresponding changes in revenues, having no material impact to earnings. The decrease in the non-service cost components was partially offset by lower gains recognized on investments held for a retirement benefit plan because of recent market conditions, as compared to the same period in 2019.
Income Tax Expense
For the nine months ended September 30, 2020 and 2019, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ CHANGE	% CHANGE
Water Services	$17,031	$15,205	$1,826	12.0%
Electric Services	1,722	2,124	(402)	(18.9)%
Contracted Services	3,199	3,816	(617)	(16.2)%
AWR (parent)	(725)	(599)	(126)	21.0%
Total income tax expense	$21,227	$20,546	$681	3.3%
Consolidated income tax expense for the nine months ended September 30, 2020 increased due to a higher overall effective income tax rate ("ETR"). AWR's consolidated ETR increased to 24.3% for the nine months ended September 30, 2020 as compared to 23.3% for the nine months ended September 30, 2019. The increase was due primarily to the increase in GSWC's ETR, which was 25.5% and 24.1% for the nine months ended September 30, 2020 and 2019, respectively, resulting primarily from changes in certain flow-through and permanent items.

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
The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources
AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase due to the need for additional external capital to fund its construction program. In July 2020, GSWC issued $160 million in new long-term debt. As the capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform enacted in 2017, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVESI will continue to be recovered through water and electric rates charged to customers. AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $218.0 million was available on September 30, 2020 to pay dividends to AWR. The ability of ASUS to pay dividends to AWR is also restricted by California law and by the ability of its subsidiaries to pay dividends to it.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. In addition, AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to its subsidiaries, GSWC and ASUS, in support of their operations.  As of September 30, 2020, there was $89.0 million outstanding under this facility.  BVESI has a 3-year, $35 million revolving credit facility with a bank. As of September 30, 2020, there was $3.0 million outstanding under this facility. Borrowings made under this facility support the electric business operations and capital expenditures. Under the terms of the credit agreement, BVESI may increase the facility by an additional $15 million. Furthermore, the CPUC issued a decision in December 2019 approving, among other things, BVESI's authority to issue long-term financing not to exceed $75 million.
On May 7, 2020, the CPUC approved GSWC’s finance application filed in November 2019 requesting authority to issue additional long-term debt and equity securities not to exceed $465 million to support its water operations. Following the CPUC's approval, on July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. This financing consisted of GSWC issuing $85.0 million in 2.17% senior notes which mature in 2030, and $75.0 million in 2.90% senior notes which mature in 2040. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility. In March 2020, AWR amended the credit facility to temporarily increase the borrowing capacity to $260 million. Following the issuance of GSWC’s notes and effective July 15, 2020, AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement.
As part of the response to the COVID-19 pandemic, GSWC and BVESI have suspended, through April 2021, service disconnections for non-payments pursuant to CPUC orders. This is expected to reduce Registrant's cash flows from operating activities and increase borrowings under AWR's and BVESI's credit facilities. The magnitude of the reduction to cash flows is difficult to predict at this time, and is dependent on variables such the duration of any stay-at-home orders issued by state and local governments, how successful such measures would be in containing the outbreak, and the nature and effectiveness of government assistance.
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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. Registrant has paid common dividends for over 80 consecutive years.  On October 27, 2020, AWR's Board of Directors approved a fourth quarter dividend of $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 1, 2020 to shareholders of record at the close of business on November 16, 2020. AWR has increased the dividends received by shareholders each calendar year for 66 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. Registrant's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term. AWR's Board of Directors approved a 9.8% increase in the third quarter dividend, from $0.305 per share to $0.335 per share on AWR's Common Shares.

Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the COVID-19 pandemic on its customers' ability to pay utility bills and required cash contributions to pension and post-retirement plans.  Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases and any adjustments arising out of an audit or investigation by federal governmental agencies.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $87.8 million for the nine months ended September 30, 2020 as compared to $84.3 million for the same period in 2019.  The increase in cash was due, in part, to the refunding of $7.2 million to water customers during the third quarter of 2019 related to the 2017 Tax Cuts and Jobs Act. There were no equivalent refunds made during the same period in 2020. There was also an increase in water customer usage during the nine months ended September 30, 2020, reducing the WRAM under-collection as compared the same period in 2019. These increases were partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of service disconnections to customers for non-payment. There were also decreases in cash flows resulting from the timing in billing of and cash receipts for construction work at military bases during the nine months ended September 30, 2020. The billings (and cash receipts) for construction work at our contracted services segment generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $94.6 million for the nine months ended September 30, 2020 as compared to $110.7 million for the same period in 2019 largely due to a decrease in capital expenditures at GSWC. Capital expenditures activity has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic. These restrictions have impacted pipeline replacement projects, which require temporary service shut-offs in order to complete. During 2020, the water and electric segments' company-funded capital expenditures are estimated to be approximately $105 - $120 million, barring any further delays resulting from changes in capital improvement schedules due to the COVID-19 pandemic. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed).  GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.  Projected capital expenditures and other investments are subject to periodic review and revision.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares and the repurchase of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR's and BVESI's credit facilities are used to fund capital expenditures until long-term financing is arranged.

Net cash provided by financing activities was $13.6 million for the nine months ended September 30, 2020 as compared to $29.6 million during the same period in 2019. This decrease in cash provided from financing activities was due to the pay down of AWR's revolving credit facility during the nine months ended September 30, 2020, as compared to net borrowings on the credit facility during the same period in 2019. The pay down was made from the proceeds of the issuance of GSWC unsecured private placement notes totaling $160.0 million. GSWC used the proceeds from these notes to pay down a majority of the intercompany borrowings from AWR parent. AWR used the proceeds received from GSWC to pay down borrowings on its revolving credit facility. A portion of the net borrowings from AWR's credit facility during the nine months ended September 2019, was used to fund the repayment of $40.0 million senior notes, which matured in March 2019.
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
As previously mentioned, GSWC used the proceeds from the issuance of notes in July 2020 to pay down a majority of its intercompany borrowings from AWR, which in turn used the amounts received by GSWC to pay down outstanding balances under its credit facility. Following the issuance of GSWC's notes and effective July 15, 2020, AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement. Accordingly, the borrowing capacity under GSWC's intercompany note agreement was amended, and currently GSWC's water operations may borrow up to $150 million from AWR. The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. As of September 30, 2020, the end of the next 24-month period in which GSWC is required to completely pay down its intercompany borrowings is in November 2020. As a result, GSWC’s intercompany borrowings of $34.1 million as of September 30, 2020 have been classified as a current liability on GSWC’s balance sheet.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $75.1 million for the nine months ended September 30, 2020 as compared to $69.0 million for the same period in 2019.  The increase in cash was due, in part, to the refunding of $7.2 million to water customers during the third quarter of 2019 related to the 2017 Tax Cuts and Jobs Act. There were no equivalent refunds made during the same period in 2020. There was also an increase in water customer usage during the nine months ended September 30, 2020, reducing the WRAM under-collection as compared the same period in 2019. This increase was partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of customer service disconnections for nonpayment. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $87.5 million for the nine months ended September 30, 2020 as compared to $104.4 million for the same period in 2019. Cash used for capital expenditures was $87.7 million for the nine months ended September 30, 2020 as compared to $104.8 million during the same period in 2019. Capital expenditures activity has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic. These restrictions have impacted pipeline replacement projects, which require temporary service shut-offs in order to complete.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2020 as compared to $35.7 million for the same period in 2019.  This decrease in cash provided from financing activities was due to the pay down of intercompany borrowings from AWR parent during the nine months ended September 30, 2020, as compared to net borrowings from AWR during the same period in 2019. The pay down in intercompany borrowings was made using proceeds from the issuance of GSWC unsecured private placement notes totaling $160.0 million.
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
On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to a separate and now wholly owned subsidiary of AWR, BVESI. Effective July 1, 2020, BVESI has access to a 3-year, $35 million revolving credit facility with an option to increase the amount of the facility to $50 million.
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
At times, the Defense Contract Auditing Agency and/or the Defense Contract Management Agency may, at the request of a contracting officer, perform audits/reviews of contractors for compliance with certain government guidance and regulations, such as the Federal Acquisition Regulations and Defense Federal Acquisition Regulation Supplements. Certain audit/review findings, such as system deficiencies for government-contract-business-system requirements, may result in delays in the resolution of filings submitted to and/or the ability to file new proposals with the U.S. government.
Regulatory Matters
Water Segment:
Recent Changes in Rates
The CPUC approved water rate increases effective January 1, 2020. These increases are expected to generate an additional $10.4 million in water gross margin for 2020 as compared to the adopted water gross margin in 2019. The CPUC final decision on the general rate case issued in May 2019 also allows for an additional increase of approximately $11.4 million in 2021, subject to the results of an earnings test and changes to the forecasted inflationary index values.
General Rate Case
On July 15, 2020, GSWC filed a general rate case application for all of its water regions and the general office.  This general rate case will determine new water rates for the years 2022 – 2024.  Among other things, GSWC's requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. A decision in the water general rate case is scheduled for the fourth quarter of 2021, with new rates to become effective January 1, 2022.
Final Decision on Low-Income Affordability Rulemaking
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues including matters associated with the continued use of the WRAM by California water utilities. The final decision also addressed the continued use of the MCBA, which is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In addition, the decision supports GSWC’s position that it does not apply to its general rate case application filed in July 2020, which will set new rates for the years 2022 – 2024. However, at this time, management cannot predict the potential impact of this decision, if any, on the pending water general rate case. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision would result in more volatility in GSWC’s future earnings and could prevent full recovery of its authorized water gross margin. On or prior to October 5, 2020, GSWC, other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
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
Electric Segment:
Completion of Electric Utility Reorganization Plan
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
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes.  These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances ("PFAS"). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.  Assembly Bill No. 756, signed into law in July 2019 and effective in January 2020 requires, among other things, additional notification requirements for water systems detecting levels of PFAS above certain levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds - 10 parts per trillion for perfluorooctanoic acid ("PFOA") and 40 parts per trillion for perfluorooctanesulfonic acid ("PFOS"). The CPUC has authorized GSWC to track incremental costs, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a Polyfluoroalkyl Substances Memorandum Account ("PFASMA") to be filed with the CPUC for future recovery
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2019 for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2019 for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2019.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps for implementing this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and the SWRCB. Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and implement plans. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd or a new standard as recommended by DWR.
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
Precipitation levels to date in 2020 have been below normal, with statewide snowpack at about 64% of average. As of October 27, 2020, the U.S. Drought Monitor reported that approximately 68% of California was considered in a "Moderate Drought" and approximately 36% in a "Severe Drought", as compared to 2% and zero percent one year ago, respectively. Dry conditions are currently more pronounced in the northern half of the California. If dry conditions continue or get worse, the SWRCB or other regulatory agencies may impose emergency drought actions. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas. GSWC continues to assess water supply conditions and water-use restrictions in these service areas and will make appropriate adjustments as needed.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors. Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors. DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. The SWP is a major source of water for the MWD. In January 2020, DWR set the initial SWP delivery allocation at 15 percent of requests for the 2020 calendar year. The delivery allocation was increased to 20 percent in May 2020 due to improved hydrology.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
Except for risks associated with uncertainties arising from the COVID-19 pandemic, there have been no significant changes in the risk factors disclosed in our 2019 Annual Report on Form 10-K. Some of the risks due to the COVID-19 pandemic that have been identified by management to date include uncertainties arising out of:
•the impact of the COVID-19 pandemic on the ability of GSWC, BVESI and the Military Privatization Subsidiaries to continue to operate, repair, maintain and improve their infrastructure and to provide utility services to their customers in the ordinary course while keeping their employees and customers and the communities and military bases on which they operate safe; the extent of this impact will depend, in part, on the degree to which federal, state and local governments restrict business and personal activities, the associated level of compliance by businesses and citizens and the degree to which “flattening the curve” is successful;
•the impact of the COVID-19 pandemic on the ability of the supply chains of GSWC, BVESI, and the Military Privatization Subsidiaries to continue to provide necessary supplies and equipment to them and the ability of the subcontractors of GSWC, BVESI, and the Military Privatization Subsidiaries and other service providers to continue to provide services to them in the ordinary course; the extent of this impact will depend, in part, on the nature and effectiveness of government assistance to businesses and the length of time on which government restrictions on business activities remain in place and the extent of adverse health impacts on any affected businesses due to COVID-19;
•the impact of COVID-19 on financial markets, which could negatively impact the ability of Registrant and its subsidiaries to obtain capital on reasonable terms and at reasonable rates;
•the reduction in the fair value of plan assets in the pension and other retirement plans due to the negative impact of COVID-19 on financial markets;
•possible increases in customer dissatisfaction due to the temporary closure of payment offices, increase in customer wait times due to increases in customer calls and general anxiety due to personal circumstances arising from the COVID-19 pandemic; and
•uncertainties regarding actions that may be taken by the CPUC relating to such matters as recovery of amounts in the CEMA account, the recovery of costs of funding the pension and other retirement plans, delays in making capital improvements or changes in cost of capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2020	212		$79.54	—	—
August 1 – 31, 2020	418		$79.41	—	—
September 1 – 30, 2020	12,073		$76.57	—	—
Total	12,703	(2)	$76.72	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         Of this amount, 9,282 Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and the remainder was acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Mine Safety Disclosure
     Not applicable
Item 5. Other Information
(a)    On October 27, 2020, AWR's Board of Directors approved a fourth quarter dividend of $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 1, 2020 to shareholders of record at the close of business on November 16, 2020.
(b)    There have been no material changes during the third quarter of 2020 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 2, 2020