Form 10-K
period 2020-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2021-02-22
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes	☐	No	☒
Golden State Water Company	Yes	☐	No	☒

The aggregate market value of all voting Common Shares held by non-affiliates of American States Water Company was approximately $2,900,179,000 and $2,876,954,000 on June 30, 2020 and February 19, 2021, respectively. The closing price per Common Share of American States Water Company on February 19, 2021, as traded on the New York Stock Exchange, was $77.97.  As of February 19, 2021, the number of Common Shares of American States Water Company outstanding was 36,898,213. As of that same date, American States Water Company owned all 170 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2020 and February 19, 2021.

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
AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to its Form 10-K for the year ended December 31, 2020.
Overview
AWR is the parent company of GSWC, Bear Valley Electric Service, Inc. ("BVESI") and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”) and Fort Riley Utility Services, Inc. (“FRUS”)). On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. This reorganization did not result in any substantive changes to AWR's operations and business segments.
AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units, water and electric service utility operations conducted through its regulated utilities GSWC and BVESI, respectively, and contracted services conducted through ASUS and its subsidiaries. FBWS, TUS, ODUS, PSUS, ONUS, ECUS and FRUS may be referred to herein collectively as the “Military Utility Privatization Subsidiaries.”
GSWC is a public water utility engaged in the purchase, production, distribution and sale of water in 10 counties in the State of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  BVESI is a public electric utility that distributes electricity in several San Bernardino County mountain communities in California, and is also regulated by the CPUC. Additional information regarding public utility regulation is discussed in Item 7. "Management's Discussion and Analysis of Financial Condition" and Results of Operation" under the section titled "Regulatory Matters."
AWR's regulated utilities served 261,796 water customers and 24,545 electric customers at December 31, 2020, or a total of 286,341 customers, compared with 260,708 water customers and 24,420 electric customers at December 31, 2019, or a total of 285,128 customers. Both GSWC’s and BVESI's operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2020, 2019 and 2018.
ASUS, itself or through the Military Utility Privatization Subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to 50-year firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the ASUS subsidiary performing the contract. The price for each of these contracts is subject to annual economic price adjustments. Contracts are also subject to modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.  AWR guarantees performance of ASUS’s military privatization contracts.

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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry. During unusually wet weather, our customers generally use less water. The CPUC has adopted regulatory mechanisms that help mitigate fluctuations in revenues due to changes in water consumption by our customers in California.
The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snowmaking machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snowmaking conditions, which also reduces our electric revenues. The CPUC has also adopted regulatory mechanisms for our electric business, which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by BVESI’s customers.
Environmental Regulation
AWR’s subsidiaries are subject to extensive environmental regulations. GSWC is required to comply with safe drinking water requirements, including testing to determine constituents in its water supply and customer notification requirements if certain contaminants exceed maximum levels or advisory levels, and requirements to address issues relating to known contamination. The subsidiaries of ASUS are subject to similar requirements in connection with their water and wastewater operations on military bases. GSWC is also responsible for clean-up and remediation at a plant site that contained an underground storage tank. As mandated by legislation enacted in California, BVESI is required to submit wildfire mitigation plans to the CPUC for approval. California requires all electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfire.
The regulated utilities spent approximately $20.6 million in 2020 and expects to spend approximately $22.9 million in 2021 for capital expenditures on environmental control facilities. In addition, various other capital expenditures are incurred for purposes other than environmental control facilities, but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
Environmental matters and compliance with such laws and regulations are discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Environmental Matters.”

Climate Change
Climate change impacts both GSWC’s water supply and the need to consider investing in additional infrastructure, such as desalination projects, reclaimed water projects, groundwater storage projects or additional pipelines to connect to alternative sources of supply. Climate change has also resulted in reductions in customer usage as a result of installation of water-saving devices by customers, changes in landscaping to more drought resistant plants, and reduced water usage by customers to comply with drought restrictions. In addition, GSWC faces competition primarily from governmental entities who are able to supply, through GSWC, reclaimed or recycled water to GSWC customers, in lieu of GSWC supplying potable water to these customers. Additional information on GSWC’s water supplies is discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Water Supplies.”
Climate change has also impacted electric utilities in California due to an increase in wildfires. As a result of legislation adopted in 2018, BVESI is required to submit wildfire mitigation plans to the CPUC. Compliance with the plans will result in an increase in capital expenditures for wildfire mitigation projects. BVESI will not be able to recover the costs incurred to make capital improvements included in BVESI’s current wildfire mitigation plans from ratepayers until the CPUC approves recovery of these costs in its next general rate case filing, which will set new rates beginning in 2023. Power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels.
Both GSWC and BVESI must comply with regulations relating to the emission of greenhouse gases. BVESI must also comply with California’s renewable energy requirements.
Additional information regarding compliance with laws and regulations addressing climate change issues is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Climate Change.”
COVID-19
GSWC, BVESI, and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential. The response of GSWC and BVESI to COVID-19 has included: (i) suspending service disconnections for nonpayment pursuant to CPUC orders; (ii) increasing the allowance for doubtful accounts to reflect the higher levels of customer balances past due, (iii) establishing memorandum accounts to track incremental expenses related to COVID-19, including bad debt expense, in order to file for future recovery of these expenses, (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at the water segment. The COVID-19 pandemic has also caused significant volatility in financial markets, which could continue. The continued economic impact could adversely impact the value of GSWC’s pension and retirement plan assets due to possible declines in security prices.
Additional information regarding the impact of COVID-19 on GSWC and BVESI is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “COVID-19.”
Competition
The businesses of GSWC and BVESI are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC and BVESI may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems or BVESI's electric system if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third-party providers of water and/or wastewater services, and governmental entities primarily on the basis of quality of service and price.
AWR Workforce
AWR and its subsidiaries had a total of 841 employees as of December 31, 2020.  GSWC had 525 employees as of December 31, 2020. BVESI had 43 employees, sixteen of which are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2025. All of the employees of GSWC and BVESI are located in California. ASUS and its subsidiaries had a total of 273 employees as of December 31, 2020. Thirteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2022.
Our business requires a combination of complex infrastructure, regulation and customer service. Ongoing development of our talent across the organization to meet critical business needs is a continual focus, and includes (i) building a culture such that high-potential talent is identified and further developed, (ii) creating career paths that not only move up a specialized ladder, but across the organization, and (iii) offering opportunities for employees to accept new challenges through stretch assignments.
Attracting Diverse Candidates
We understand that strength comes from having a diverse employee population. We strive to hire from our local communities and have a workforce that is representative, at all job levels, of the communities we serve. This begins with the recruitment process. We strive to have all aspects of employment, including the decision to hire, promote, discipline, or discharge, be based on merit, competence, performance, and business needs. It is our policy not to discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local law.
Safety and Training
Strong Occupational Health and Safety practices reduce injuries, keep our workforce healthy, and reduce operating costs. A safe workforce translates into better performance company-wide. We work to create a safety-focused culture in which each individual feels personally responsible for their own safety, the safety of their co-workers, as well as the safety of the communities they serve. Safety performance is included as a metric in the officer and manager compensation programs. Employees attend training in various mandated safety programs that are applicable to their operations. In addition, there are regulatory safety training requirements as well as training requirements for the Department of Transportation and training requirements for compliance with local, state, and federal environmental laws.
To reinforce our safety efforts and protocols, company-wide safety inspections at GSWC and BVESI are conducted with supervisors. The inspection reports are forwarded to management for review, allocation of resources are made (if needed), and corrective actions are taken. ASUS has a dedicated Safety Coordinator located at each military base installation served. The onsite Safety Coordinator provides regulatory compliance, as well as beneficial health and safety monitoring functions.
Learning and Development
Compliance training is required each year, for each employee. Other types of training are offered on an optional basis. Examples of optional programs include ongoing water operations competencies and education, supervisor development, knowledge capture and management, feedback and measurements to show the value of learning solutions, and administrative oversight for various business competencies relative to mandated training and compliance requirements. We pay for approved external business-related seminars and workshops. Certain positions require employees to maintain all of their job-specific certifications, licenses and continuing education credits.
On a regular and ongoing basis, we require all employees to certify that they have reviewed and understand our Code of Conduct as well as our Employee Handbook. We provide harassment and prevention awareness training for all employees.
Succession Planning
On an annual basis, our senior management team completes a roadmap for improving human capital management by developing succession plans with the goal of achieving the most efficient alignment of resources and talent to meet business needs. This includes identifying key succession positions and potential successors for top-level positions, such as Vice Presidents, for the next ten years.
Recruiting, developing and retaining the right talent is key to our long-term success. With 28% of our employees eligible for retirement in the next five years, we are focused on transferring institutional knowledge, continue succession planning and pursue recruitment and development strategies to attract qualified talent.
Forward-Looking Information
This Form 10-K and the documents incorporated herein contain forward-looking statements intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current estimates, expectations and projections about future events and assumptions regarding these events and include statements regarding management’s goals, beliefs, plans or current expectations, taking into account the information currently available to management. Forward-looking statements are not statements of historical facts. For example, when we use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may” and other words that convey uncertainty of future events or outcomes, we are making forward-looking statements. We are not able to predict all the factors that may affect future results. We caution you that any forward-looking statements made by us are not guarantees of future performance and the actual results may differ materially from those in our forward-looking statements. Some of the factors that could cause future results to differ materially from those expressed or implied by our forward-looking statements or from historical results, are described in the following section.

Item 1A. Risk Factors
You should carefully read the risks described below and other information in this Form 10-K in order to understand certain of the risks of our business.
Overview of Risk Factors
We have three business segments, water utility, electric utility and contracted services, each of which are subject to different risks as further discussed below. We are also subject to risks frequently encountered by businesses of our size.
Regulated Water and Electric Utility Operations
GSWC’s and BVESI’s revenues depend substantially on the rates and charges we are permitted to recover from our customers and the timing of that recovery. Decisions of the CPUC also could result in impairment charges and customer refunds, and delays in recovering costs in rates. Some of the factors impacting our ability to obtain rate recovery on a timely basis include opposition to rate increases arising out of increased costs for replacing aging infrastructure and increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, costs incurred in connection with complying with the COVID-19 pandemic, and costs incurred in connection with costs of obtaining and complying with franchise agreements with local governmental agencies and the costs of obtaining permits from local and federal governmental agencies. There may also be increased customer opposition to rate increases due to customer dissatisfaction with conservation rate structures, public safety power shutdowns and the closure of some customer service offices due to COVID-19 governmental shut-down orders.
Our water and electric utility services are provided in California. As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters (which may increase as a result of climate change), and other risks affecting California businesses. Our assets are also subject to condemnation in California.
Contract Services Operations
All our contract services are provided to the U.S. government pursuant to the terms of 50-year firm, fixed-price contracts subject to annual economic price adjustments. These contracts may be terminated or services suspended at any time for convenience of the government. We are subject to penalties for failure to conform or comply with U.S. government regulations and the terms of our contracts and may be suspended or debarred for such failure to comply. The fees that we may charge are adjusted annually and in response to our requests for equitable adjustments. We have experienced delays in obtaining price and equitable adjustments, as well as delays in being paid by the U.S. government.
We are also responsible for complying with water quality and wastewater quality regulations on military bases.
We compete with other companies in bidding on providing utility services on military bases and costs associated with bidding on new contracts for providing water and wastewater services at military bases. We submit bids on new government contracts for military bases based on estimates of cost and potential profit. Our estimates and judgment are important, for in the event we overpay to obtain a contract we could incur losses on it.
Other Business Risks
We may be subject to financial losses, penalties and other liabilities if we fail to operate and maintain safe work sites, equipment and facilities, including losses, damages, penalties and other liabilities arising from wildfires, other natural disasters and terrorist activities. We may not be able to recover all these losses from insurance or from ratepayers or may experience delays in obtaining recovery for these losses.
We are also subject to other business risks typical of our business, including:
•Security risks, data protection and cyber-attacks that could disrupt our operations, increase our expenses, result in liabilities to third parties and damage to our reputation;
•Failure to attract, train, develop and transition key employees with the necessary skills to replace employees who are retiring or otherwise terminate employment or to fill new positions needed to respond to the increase in public utility and environmental regulations;
•Failure to make accurate estimates about financing and accounting matters, and in filing requests for rate increases with the CPUC or requests for price adjustments with the U.S. government or in bids on military privatization contracts;
•Our ability to finance the significant capital expenditures required by our businesses, which could be adversely impacted by general economic and market conditions;

•Changes in accounting, public utility, environmental and tax laws and regulations impacting our business;
•Our inability to comply with debt covenants in our debt agreements, and
•Final determination of our income tax liability by the federal and applicable state governments.
As a holding company, AWR is dependent upon dividends from its subsidiaries to pay dividends to its shareholders. The ability of its subsidiaries to pay dividends is dependent upon compliance with state laws governing the payment of dividends and the terms of the debt agreements with the applicable subsidiary.
Risks Associated with Regulated Public Utility and Contracted Services Operations
Our businesses are heavily regulated and, as a result, decisions by regulatory agencies or the U.S. government can significantly affect our businesses
GSWC's and BVESI's revenues depend substantially on the rates and fees they charge their customers and their ability to recover costs on a timely basis, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.
Regulatory decisions affecting GSWC and/or BVESI may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses, and could result in impairment charges and customer refunds. On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed the continued use of the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account ("MCBA") by California water utilities. Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account. GSWC's next water general rate case application will be filed in 2023 to establish new rates for the years 2025 - 2027 and, therefore, GSWC will keep the use of the WRAM and MCBA through the year 2024. Replacing the WRAM and MCBA with mechanisms recommended in the final decision could result in more volatility in GSWC’s future earnings and could prevent full recovery of its authorized water gross margin. GSWC, other California water utilities, and the California Water Association have filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
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
We are also, in some cases, required to estimate future expenses and, in others, we are required to incur the expense before recovering costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period, we may experience delays in recovery of these expenses, the inability to recover carrying costs for these expenses, and increased risks of regulatory disallowances or write-offs.
Changes in laws, regulations and policies of regulatory agencies can significantly affect our business
Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows. Changes in policies of the U.S. government may also adversely affect one or more of our Military Utility Privatization Subsidiaries. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or economic price adjustments, which could adversely affect our anticipated rates of return at our contracted services business.

We may also be subject to fines or penalties if a regulatory agency or the U.S. government determine that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we successfully appeal such an adverse determination. Regulatory agencies may also disallow recovery of certain costs if they determine they may no longer be recovered in rates, or if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.
Our liquidity and earnings may be adversely affected by maintenance costs
Some of our infrastructure in California is aging. We have experienced leaks and mechanical problems in some of these older systems. In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new wildfire safety and other compliance requirements. These costs can increase substantially and unexpectedly.
We include estimated increases in maintenance costs for future years in each water and electric general rate case filed by GSWC and BVESI, respectively, for possible recovery. To the extent that these estimates understate our actual costs, we may be unable to recover all these costs in rates.
Our assets at our regulated utilities are subject to condemnation
Municipalities and other governmental subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings. It is generally our practice to contest these proceedings, which may be costly and may temporarily divert the attention of management from the operation of our business. If a municipality or other governmental subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets. In addition, we would no longer be entitled to any portion of revenue generated from the use of such assets.
Our costs of obtaining and complying with the terms of franchise agreements are increasing
Cities and counties in which GSWC and BVESI operate have granted them franchises to construct, maintain and use pipes and appurtenances in public streets and rights of way. The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate our operations within the boundaries of the city or unincorporated areas of the counties in which we operates. Cities and counties have also been imposing new fees on our operations, including pipeline abandonment fees and road-cut or other types of capital improvement fees. At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC and BVESI for the increased costs of regulation by local governments. These trends may adversely affect our ability to recover in rates the costs of providing water service and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC-authorized levels.
We have also experienced increases in costs and delays in obtaining permits that we need in order to install, maintain, repair, and replace our aging water and electric utility infrastructure and upgrades needed to comply with changes in laws and regulations or otherwise necessary to harden our infrastructure as a result of drought, wildfires and increases in the frequency and duration of more extreme weather events due to climate change.
Adverse publicity and reputational risks can lead to increased regulatory oversight or sanctions
As a utility company, we have a large customer base and are therefore, subject to public criticism regarding, among other things, the quality and reliability of our water and electricity services, and the accuracy, timeliness and format of bills that are provided to our customers for such services. Adverse publicity and negative customer sentiment may cause regulatory authorities, including the CPUC, and other governing bodies to view us unfavorably and cause us to be susceptible to increased oversight and more stringent regulations and economic requirements.
Our operations are geographically concentrated in California
Although we operate water and wastewater facilities in a number of states under our contracted services business, our regulated water and electric operations are concentrated in California, particularly Southern California.  As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters (which may increase as a result of climate change) and other risks affecting California. Our financial results may also be impacted by population growth or decline in our service areas.

Our business requires significant capital expenditures and our inability to access the capital or financial markets could affect our ability to meet our liquidity needs and long-term commitments, which could adversely impact our operations and financial results
The utility business is capital intensive. We spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our water and electric regulated utilities. We obtain funds for these capital projects from operations, contributions by developers and others, and refundable advances from developers (which are repaid over a period of time). We also periodically borrow money or issue equity for these purposes. In addition, we have revolving credit facilities that are partially used for these purposes. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.
As our capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform, we will need access to external financing more often, which increases our exposure to market conditions. In addition to cash flow from operations, we rely primarily on our credit facilities and long-term private placement notes to satisfy our liquidity needs. Changes in market conditions, including events beyond our control, could also limit our ability to access capital on terms favorable to us or at all, including credit facilities with the borrowing capacities needed as well as issuing long-term debt. As a result, the amount of capital available may not be sufficient to meet all our liquidity needs at a reasonable cost at all of our subsidiaries.
Risks Associated with Health, Safety and Liability Matters
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that may occur as result of changing weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric facilities to avoid wildfires, (ii) make significant additional capital expenditures to fund the projects in BVESI's wildfire and safety mitigation plans, and (iii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical equipment was a cause of such damages or injuries. In addition, wildfires may result in reduced demand if structures are destroyed or unusable following a wildfire, and may adversely affect our ability to provide water or electric service in our service areas due to public safety power shutdowns or any of our water or electric utility infrastructure is damaged by a wildfire.
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
Electric utilities in California are authorized to shut off power for public safety reasons, such as during periods of extreme fire hazard, if the utility reasonably believes that there is an imminent and significant risk that strong winds may topple power lines or cause vegetation to come into contact with power lines leading to increased risk of fire. Shut-offs can reduce BVESI's liquidity and decrease customer satisfaction.
These shut-offs can also adversely affect GSWC’s water utility operations if the electric utilities that provide electric service to GSWC’s water operations shut off power lines that deliver electricity to GSWC’s water plant and equipment, thereby adversely affecting its ability to provide water service to its customers.
We may be held strictly liable for damages to property caused by our equipment even if we are not negligent
Utilities in California may be held strictly liable for damages caused by their property, such as mains, fire hydrants, power lines and other equipment, even though they were not negligent in the operation and maintenance of that property, under a doctrine known as inverse condemnation. Our liquidity, earnings and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the non-negligent operation and maintenance of our property from customers or through insurance.
The outbreak of COVID-19, or other similar pandemics, and their impact on business and economic conditions could negatively affect our financial condition.
The COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s financial condition. We have continued our operations given that water, wastewater, and electric utility services are deemed essential, and have implemented health and safety measures such as implementing worker-distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses), or other similar pandemics, will not materially impact our financial condition. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•reduce the availability and productivity of our employees;
•cause us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts as a result of the impact on our customers' ability to pay bills due to voluntary and mandatory stay-at-home orders;
•cause our contractors, suppliers and other business partners to be unable to fulfill their contractual obligations in the ordinary course of business or otherwise disrupt our supply chain;
•impact our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•cause delays in capital expenditures activity due to, among other things, delays in obtaining permits from local governments or local mandated restrictions on shutting off service as part of the response to the pandemic;
•have an adverse impact on the value of our pension and retirement assets, and
•increase customer dissatisfaction due to an increase in customer wait times resulting from a rise in customer calls, and general anxiety due to personal circumstances arising from the pandemic.
The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts to be filed with the CPUC for future recovery.
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
Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail in any respect to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, and results of operations.
Our operations may involve the handling and storage of hazardous chemicals that, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure that we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, a failure to comply with such regulations in any respect could subject us to liability.
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high-wind events or equipment malfunctions. Injuries and property damage caused by such events may subject BVESI to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC, which could also materially affect BVESI's liquidity and results of operations.
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

We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance policies cover property, workers' compensation, general liability, automobile liability, and other risks. Insurance coverage may not cover certain claims involving punitive damages. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. Our insurance policies also contain exclusions and other limitations that may not cover our potential liabilities. Furthermore, we have experienced increased costs and difficulties in obtaining certain insurance coverage. We may experience further increased insurance costs and/or coverage reductions in future years. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.
Uninsured losses and increases in the cost of insurance may not be recoverable or fully recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect our financial condition and results of operations.
We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our regulated water and electric operations are concentrated, wildfires or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service, and adversely affect our costs of operations.  With respect to GSWC and BVESI, the CPUC has historically allowed utilities to establish a catastrophic event memorandum account to potentially recover such incremental costs not covered in rates. With respect to the Military Utility Privatization Subsidiaries, costs associated with responding to natural disasters have been recoverable through requests for equitable adjustment.
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
Water Quality Regulatory Risks
Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase
Our capital and operating costs at GSWC may increase substantially as a result of increases in environmental regulation arising from increases in the cost of upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance-monitoring activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs from customers through the ratemaking process. We may also be able to recover these costs from certain third parties under settlement and contractual arrangements. Our capital and operating costs may also increase as a result of changes in laboratory detection capabilities and drinking water notification and response levels for certain substances, such as perfluoroalkyl substances (“PFAS”) used to make certain fabrics and other materials, certain fire suppression agents and used in various industrial processes.
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
Our ability to recover these types of costs depends upon a variety of factors, including approval of rate increases, the willingness of potentially responsible parties to settle litigation and otherwise address the contamination, and the extent and magnitude of the contamination. We may recover costs from certain third parties that may be responsible, or potentially responsible, for groundwater contamination. However, we often experience delays in obtaining recovery of these costs and incur additional costs associated with seeking recovery from responsible or potentially responsible parties, which may adversely impact our liquidity. In some events, we may be unable to recover all of these costs from third parties due to the inability to identify the potentially responsible parties, the lack of financial resources of responsible parties or the high litigation costs associated with obtaining recovery from responsible or potentially responsible parties.
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
Water Supply Risks
The adequacy of our water supplies depends upon weather and a variety of other uncontrollable factors
The adequacy of our water supplies varies from year to year depending upon a variety of factors, including:
•rainfall, basin replenishment, flood control, snow pack levels in California and the West, reservoir levels and availability of reservoir storage;
•availability of Colorado River water and imported water from the State Water Project;
•the amount of usable water stored in reservoirs and groundwater basins;
•the amount of water used by our customers and others;
•water quality;
•legal limitations on production, diversion, storage, conveyance and use; and
•climate change.
More frequent and extended California drought conditions, changes in weather patterns and population growth in California cause increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California ("MWD") and other state water contractors are able to import from northern California.
We have implemented tiered rates and other practices, as appropriate, in order to encourage water conservation. We have also implemented programs to assist customers in complying with water usage reductions. Over the long term, we are acting to secure additional supplies, which may include supplies from desalination and increase use of reclaimed water, where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers.
Water shortages at GSWC may:
•adversely affect our supply mix, for instance, by causing increased reliance upon more expensive water sources;
•adversely affect our operating costs, for instance, by increasing the cost of producing water from more highly contaminated aquifers or requiring us to transport water over longer distances, truck water to water systems or adopt other emergency measures to enable us to continue to provide water service to our customers;
•result in an increase in our capital expenditures over the long term, for example, by requiring future construction of pipelines to connect to alternative sources of supply, new wells to replace those that are no longer in service or are otherwise inadequate to meet the needs of our customers, and other facilities to conserve or reclaim water;
•adversely affect the volume of water sold as a result of such factors as mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns, recycling of water by customers and imposition of new regulations impacting such things as landscaping and irrigation patterns;
•adversely affect aesthetic water quality if we are unable to flush our water systems as frequently due to water shortages or drought restrictions; and
•result in customer dissatisfaction and harm to our reputation if water service is reduced, interrupted or otherwise adversely affected as a result of drought, water contamination or other causes.
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
GSWC has implemented a modified supply cost balancing account ("MCBA") to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-months.
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
Conservation by all customer classes at GSWC is a top priority.  However, customer conservation will result in lower volumes of water sold.  We may experience a decline in per-customer water usage due to factors such as:
•conservation efforts to reduce costs;
•drought conditions resulting in additional water conservation;
•the use of more efficient household fixtures and appliances by consumers to save water;
•voluntary or mandatory changes in landscaping and irrigation patterns;
•recycling of water by our customers; and
•mandated water-use restrictions.
These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, even if our sources of supply are sufficient to serve our customers during such drought conditions.
We implemented the CPUC-approved WRAM at GSWC, which has the effect of reducing the adverse earnings impact of our customers’ conservation efforts on revenues.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods. In addition, based on a CPUC decision effective August 27, 2020, any general rate case application filed after that date may not include a proposal to use the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account. Replacing the WRAM and MCBA could result in increased earnings volatility.
Electric Segment Operations Risks
Our electric segment operates in a high wildfire risk area
BVESI is required to adopt and implement a wildfire safety and mitigation plan that is submitted periodically to, and subject to the approval of, the CPUC. The recovery of costs incurred to implement this plan are not approved by the CPUC at the time of its approval of the wildfire mitigation plan, but will only be approved by the CPUC in a subsequent general rate case. We anticipate that the costs of capital improvements necessary to implement this program will increase substantially.
BVESI is also required to implement a public safety power shut-off program during high threat conditions. The CPUC may assess penalties if BVESI shuts-down power to its customers if the CPUC determines that the shutdown was not reasonably necessary in the circumstances.
BVESI has also obtained a safety certificate, which must be renewed annually by the CPUC. Even with an approved safety certificate, BVESI could be found liable for deaths, injuries and property damage if BVESI’s electric equipment is found to have caused a catastrophic wildfire. BVESI may not be able to recover the costs of all liabilities from such a wildfire from insurance or from ratepayers.

Our liquidity may be adversely affected by increases in electricity and natural gas prices in California
We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchase power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flows may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, BVESI has implemented supply-cost balancing accounts, as approved by the CPUC, to mitigate the impact to earnings from fluctuations in supply costs.
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
We may not be able to procure sufficient renewable energy resources to comply with CPUC rules
We are required to procure a portion of our electricity for BVESI from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement with a third party to purchase renewable energy credits, which we believe enables us to meet these requirements through 2023.  In the event that the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.
Utility Privatization Contract Risks
Our 50-year contracts for servicing military bases create certain risks that are different from our public utility operations
We have entered into contracts to provide water and/or wastewater services at military bases pursuant to 50-year firm, fixed-priced contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of one or more of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.
Our contract pricing is based on a number of assumptions, including assumptions about the condition and amount of infrastructure at the military bases, prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to annual economic price adjustments or other changes permitted by the terms of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service-requirement changes to the extent provided in each of the contracts.
We are required to record all costs under these types of contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions that result in higher than estimated costs, higher than anticipated infrastructure levels, and required emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our economic price adjustments and/or requests for equitable adjustments are approved.  Delays in obtaining approval of economic price adjustments and/or equitable adjustments can negatively impact our results of operations and cash flows.
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
Our contracts for the construction of infrastructure improvements on military bases create risks that are different from those of our public utility operations and maintenance activities
We have entered into contract modifications with the U.S. government and agreements with third parties for the construction of new water and/or wastewater infrastructure at the military bases on which we operate. Most of these contracts are firm fixed-price contracts. Under firm fixed-price contracts, we will benefit from cost savings, but are generally unable (except for changes in scope or circumstances approved by the U.S. government or third party) to recover any cost overruns to the approved contract price. Under most circumstances, the U.S. government or third party has approved increased-cost change orders due to changes in scope of work performed.
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
We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases
Entering into contracts with the U.S. government subjects us to a number of operational and compliance risks over our performance of contracted services on military bases. We are periodically audited or reviewed by the Defense Contract Auditing Agency (“DCAA”) and/or the Defense Contract Management Agency ("DCMA") for compliance with federal acquisition regulations, cost-accounting standards and other laws, regulations and standards that are not applicable to the operations of GSWC or BVESI. During the course of these audits/reviews, the DCAA or DCMA may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government administrative contracting officer that such costs be disallowed. If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, delay price adjustments or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.
Moreover, we are subject to potential government investigations of our business practices and compliance with government procurement and security regulations. If we are charged with wrongdoing as a result of an investigation, or if we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government statutes and regulations, our existing contracts could be terminated or we could be suspended or barred from future U.S. government contracts for a period of time, and be subject to possible damages, fines and penalties as well as damage to our reputation in the water and wastewater industry, which could have a material adverse effect on our results of operations and cash flows.

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
We may not be fully reimbursed for all of our construction costs or may only receive payment on a delayed basis
Unlike GSWC and BVESI, who recover their capital investments from customers over the life of the assets through annual depreciation and earn a return on such investments through the ratemaking process, ASUS is reimbursed for the cost of ongoing renewal and replacement construction projects plus a profit through the collection of a monthly cash stream under each of the 50-year contracts with the U.S. government. ASUS also receives funding from the U.S. government for initial and other new construction projects at the military bases it serves that in many cases are outside the scope of the 50-year contracts and are granted through firm-fixed contract modifications. Our Military Utility Privatization Subsidiaries expect to continue incurring significant construction costs. Reimbursement by the U.S government for these construction costs may not be fully reimbursable if the costs incurred are greater than the amounts estimated and approved by the U.S. government, or payments may be delayed awaiting government funding and processing, which could significantly affect our cash flows from operations.
Other Contracted Services Segment Risks
Risks associated with wastewater systems are different from those of our water distribution operations
The wastewater-collection-system operations of our ASUS subsidiaries providing wastewater services on military bases are subject to substantial regulation and involve significant environmental risks. If collection, treatment or disposal systems fail, overflow or do not operate properly, untreated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. The cost of addressing such damages may not be recoverable. This risk is most acute during periods of substantial rainfall or flooding, which are common causes of sewer overflows and system failures. These risks may be increased as a result of an increase in the duration and frequency of storms due to climate change. Liabilities resulting from such damage could adversely and materially affect our business, results of operations and financial condition. In the event that we are deemed liable for any damage caused by overflows, our losses may not be recoverable under our contracts with the U.S. government or covered by insurance policies. We may also find it difficult to secure insurance for this business in the future at acceptable rates.
We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet the Military Utility Privatization Subsidiaries’ water distribution system requirements under their 50-year contracts, the Military Utility Privatization Subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. We believe, however, that the terms of the contracts between the Military Utility Privatization Subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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
We face intense competition for new military privatization contracts
An important part of our growth strategy is the expansion of our contracted services business through new contract awards to serve additional military bases for the U.S. government. ASUS competes with other investor-owned utilities, municipalities, and other entities for these contracts.
Additionally, should the U.S. government decide to curtail or eliminate the issuance of solicitations for future military privatization contract awards, the potential for growth in this segment could be negatively impacted.

Information Technology Risk Factors
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
We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures, cyber-attacks or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations and adversely affect our financial results and could result in liabilities not covered by insurance or recoverable in rates for misappropriation of assets or sensitive information, corruption of data and the impact of operational disruptions on our customers.
Security risks, data protection breaches and cyber-attacks could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price
There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization.  Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems remain at risk to damage or interruption from:
•supply chain attacks;
•ransomware;
•malware;
•hacking; and
•denial of service actions.
We have implemented security measures and will continue to devote significant resources to improve our security posture to address any security vulnerabilities in an effort to prevent cyber-attacks.  Despite our efforts, due to the evolving nature of cyber-attacks and vulnerabilities, we cannot be assured that a cyber-attack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer or employee information.  Moreover, if a security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We may not discover any security breach and loss of information for a significant period of time after the security breach. We could also be exposed to a risk of loss or litigation and possible liability. In addition, pursuant to U.S. government regulations regarding cyber-security of government contractors, we might be subject to fines, penalties or other actions, including debarment, with respect to current contracts or with respect to future contract opportunities. We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber events may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cyber insurance at reasonable rates.
In addition, we must comply with privacy rights regulations such as The California Consumer Privacy Act (“CCPA”), a state statute that became effective January 1, 2020, which enhances the privacy rights and consumer protections for California residents. Among other things, the CCPA establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. Any actual or perceived failure to comply with the CCPA could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation.

Human Capital Management and Supply Risks
Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business
In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, regulatory, business-development and information-technology support positions. Our regulated business and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service. In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates. This is especially challenging for us since approximately 28% of our employees will be eligible to retire in the next five years. The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.
Failure of our employees to maintain required certifications and licenses or to complete required compliance training could adversely impact our ability to operate and maintain our utility systems and provide services to our customers
Many of our employees must have specialized certifications and licenses in order to perform their duties and periodically complete required compliance training. Our business could be adversely affected if our employees do not maintain their certifications and licenses or we are unable to attract employees with the necessary certifications and licenses.
Other Business Risk Factors
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
•our legal exposure and the appropriate accrual for claims, including general liability and workers' compensation claims;
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
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates, regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.
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
Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on AWR's credit facility.  Our subsidiaries only pay dividends if and when declared by the respective subsidiary board.  Moreover, GSWC and BVESI are obligated to give first priority to their own capital requirements and to maintain capital structures consistent with those determined to be reasonable by the CPUC in its most recent decisions on capital structure for both GSWC and BVESI in order that customers not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Water Properties
As of December 31, 2020, GSWC’s physical properties consisted of water transmission and distribution systems which included 2,795 miles of pipeline together with services, meters and fire hydrants and approximately 450 parcels of land, generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.
As of December 31, 2020, GSWC owned 240 wells, of which 165 are active with an aggregate production capacity of approximately 174 million gallons per day. GSWC has 58 connections to the water distribution facilities of the MWD and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 113.9 million gallons. GSWC owns no dams. The following table provides information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
240	382	2,795	261,975	26,493	140	113.9	(1)

* Reservoir capacity is measured in millions of gallons. Mains are in miles.
(1)  GSWC has additional capacity in its Bay Point system, through an exclusive capacity right to use 4.4 million gallons per day from a treatment plant owned by Contra Costa Water District. GSWC also has additional reservoir capacity through an exclusive right to use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.
Electric Properties
BVESI's properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2020, BVESI owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines, 6.49 miles of underground 34.5 kv sub-transmission lines, 491.1 miles of 4.16 kv or 2.4 kv distribution lines, 113.3 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVESI also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2020, GSWC had adjudicated groundwater rights and surface water rights of 71,670 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
Office Buildings
GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. BVESI owns office space in California. ASUS leases office facilities in Georgia, Virginia, Texas and North Carolina, and owns service centers in Florida, Maryland, South Carolina, Virginia, Texas, North Carolina and Kansas.
Mortgage and Other Liens
As of December 31, 2020, neither AWR, GSWC, BVESI, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVESI are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
Environmental Clean-Up and Remediation of Properties
GSWC has been involved in environmental remediation and clean-up at one of its plant sites that contained an underground storage tank, which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.
GSWC has accrued an estimated liability, which includes costs for two years of continued activities of cleanup and monitoring, and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved for inclusion in rate base by the CPUC.
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
The graph below compares the cumulative 5-year total return on American States Water Company's Common Shares relative to the cumulative total returns of the S&P 500 index and a peer group of seven publicly traded companies headquartered in the United States. The seven companies included in the Company's customized peer group are: American Water Works Company Inc., Essential Utilities, Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Company, York Water Company and SJW Group.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2015. Relative performance is tracked through December 31, 2020.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among American States Water Company, the S&P 500 Index,
And a Peer Group

$300
$270
$240
$210
$180
$150
$120
$90
$60
$30
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
American States Water Company
S&P 500
Peer Group

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved

	12/2015	12/2016	12/2017	12/2018	12/2019	12/2020
American States Water Company	$100.00	$111.01	$144.05	$169.85	$222.82	$207.76
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	$100.00	$123.10	$157.64	$155.84	$210.31	$246.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.” The intra-day high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2020
First Quarter	$96.64	$65.11
Second Quarter	$91.11	$72.88
Third Quarter	$82.19	$69.25
Fourth Quarter	$80.94	$71.84

2019
First Quarter	$72.50	$63.27
Second Quarter	$76.43	$67.52
Third Quarter	$94.39	$73.64
Fourth Quarter	$96.00	$82.54
The closing price of the Common Shares of American States Water Company on the NYSE on February 19, 2021 was $77.97.
Approximate Number of Holders of Common Shares
As of February 19, 2021, there were 2,081 holders of record of the 36,898,213 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC, BVESI and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2020	2019
First Quarter	$0.305	$0.275
Second Quarter	$0.305	$0.275
Third Quarter	$0.335	$0.305
Fourth Quarter	$0.335	$0.305
Total	$1.280	$1.160
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from certain dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $576.4 million was available from GSWC to pay dividends to AWR as of December 31, 2020. GSWC is also prohibited under the terms of senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $661.4 million to invoke this covenant as of December 31, 2020.
Under California law, AWR, GSWC, BVESI and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.

Under the least restrictive of the California tests, approximately $385.0 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2020. Approximately $583.3 million was available for GSWC to pay dividends to AWR at December 31, 2020, and approximately $62.8 million was available for BVESI to pay dividends to AWR at December 31, 2020. ASUS's ability to pay dividends to AWR is depended upon the ability of each of the Military Utility Privatization Subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS's ability to pay dividends under California law.
AWR paid $47.2 million in dividends to shareholders for the year ended December 31, 2020, as compared to $42.7 million for the year ended December 31, 2019. GSWC paid dividends of $22.5 million and $20.2 million to AWR in 2020 and 2019, respectively. BVESI paid dividends of $12.4 million to AWR in 2020. ASUS paid dividends of $12.4 million and $22.5 million to AWR in 2020 and 2019, respectively.
Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2020.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2020	545		$78.07	—	—
November 1 - 30, 2020	270		$77.21	—	—
December 1 - 31, 2020	2,690		$75.32	—	—
Total	3,505	(2)	$75.89	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)         None of the Common Shares were acquired on the open market for employees pursuant to the 401(k) Plan. All of the shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.

Item 6. Selected Financial Data
AMERICAN STATES WATER COMPANY (AWR):

(in thousands, except per share amounts)	2020	2019	2018	2017 (1)	2016
Income Statement Information:
Total Operating Revenues	$488,243	$473,869	$436,816	$440,603	$436,087
Total Operating Expenses (3)	357,744	346,796	335,833	313,508	321,895
Operating Income (3)	130,499	127,073	100,983	127,095	114,192
Interest Expense	22,531	24,586	23,433	22,582	21,992
Interest Income	1,801	3,249	3,578	1,790	757
Net Income	$86,425	$84,342	$63,871	$69,367	$59,743
Basic Earnings per Common Share	$2.34	$2.28	$1.73	$1.88	$1.63
Fully Diluted Earnings per Common Share	$2.33	$2.28	$1.72	$1.88	$1.62
Average Shares Outstanding	36,880	36,814	36,733	36,638	36,552
Average number of Diluted Shares Outstanding	36,995	36,964	36,936	36,844	36,750
Dividends paid per Common Share	$1.280	$1.160	$1.060	$0.994	$0.914

Balance Sheet Information:
Total Assets	$1,791,603	$1,641,331	$1,501,433	$1,416,734	$1,470,493
Common Shareholders’ Equity	641,673	601,530	558,223	529,945	494,297
Long-Term Debt	440,348	280,996	281,087	321,039	320,981
Total Capitalization	$1,082,021	$882,526	$839,310	$850,984	$815,278
GOLDEN STATE WATER COMPANY (GSWC):

(in thousands)	2020	2019	2018	2017 (1)	2016
Income Statement Information:
Total Operating Revenues (2)	$349,284	$359,378	$329,608	$340,301	$338,702
Total Operating Expenses (2) (3)	246,388	254,286	249,046	234,430	243,515
Operating Income (2) (3)	102,896	105,092	80,562	105,871	95,187
Interest Expense	21,495	23,399	22,621	22,055	21,782
Interest Income	718	1,867	2,890	1,766	749
Net Income (2)	$64,971	$66,663	$48,012	$53,757	$46,969

Balance Sheet Information:
Total Assets (2)	$1,560,782	$1,522,454	$1,389,222	$1,326,823	$1,384,178
Common Shareholder’s Equity (2)	583,298	551,188	503,575	474,374	446,770
Long-Term Debt	440,348	280,996	281,087	321,039	320,981
Total Capitalization	$1,023,646	$832,184	$784,662	$795,413	$767,751

(1) 2017 results include an $8.3 million pretax gain, or $0.13 per share, from the sale of GSWC's Ojai water system.
(2) On July 1, 2020, GSWC completed the transfer of approximately $71.3 million in net assets and equity (based on their recorded amounts) from its electric utility division to BVESI in exchange for common shares of BVESI of equal value. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. From July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2020, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements.
(3) Registrant adopted Accounting Standards Update ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost, as of January 1, 2018 on a retrospective basis. As a result, service costs for defined benefit pension plans and other retirement benefits continue to be reflected as operating expenses, while all other components of net benefit cost for retirement plans (such as interest cost, expected return on assets, and the amortization of prior service costs and actuarial gains and losses) are presented outside of operating income. Total Operating Expenses and Operating Income have been restated for all periods prior to 2018 presented above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and, where necessary, includes specific references to AWR’s individual segments and/or its subsidiaries: GSWC, BVESI and ASUS and its subsidiaries, and AWR (parent) where applicable.  On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization is not expected to result in any substantive changes to AWR's operations or business segments.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC and BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by Registrant's weighted average number of diluted common shares.  Furthermore, the retroactive earnings impact related to fiscal 2018 resulting from the CPUC's final decision on the electric general rate case issued in August 2019, has been excluded when communicating the electric segment's 2019 financial results to help facilitate comparisons of Registrant’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
Registrant believes that the disclosure of the water and electric gross margins, and earnings per share by business segment provide investors with clarity surrounding the performance of its segments.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other enterprises and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  Reconciliations to AWR’s diluted earnings per share are included in the discussions under the sections titled “Summary Results by Segment.”
Overview
Factors affecting our financial performance are summarized under Forward-Looking Information.
Water and Electric Segments:
GSWC's and BVESI's revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVESI customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  GSWC and BVESI plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVESI are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVESI may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for years 2022 - 2024:
On July 15, 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022 – 2024. Among other things, GSWC requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery only through advice letters when those projects are completed. A decision in the water general rate case is scheduled for the fourth quarter of 2021, with new rates to become effective January 1, 2022.
Water General Rate Case for years 2019 – 2021:
In May 2019, the CPUC issued a final decision on GSWC's water general rate case, which determined new rates for the years 2019 – 2021 with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment included $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. Due to changes in circumstances, not all the anticipated advice letter projects have been completed during this rate cycle.

The final decision also allowed for water gross margin increases in 2020 and 2021, subject to an earnings test. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing an earnings test at all of its ratemaking areas. The full step increase generated an additional $10.4 million in water gross margin for 2020. The CPUC also approved all of the third-year rate increases effective January 1, 2021, which are expected to generate an additional increase in the water gross margin of approximately $11.1 million in 2021.
Final Decision on Low-Income Affordability Rulemaking:
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed other issues, including the continued use of the Water Revenue Adjustment Mechanism ("WRAM") by California water utilities. The final decision also addressed the continued use of the Modified Cost Balancing Account ("MCBA"), which is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In addition, management believes that the decision supports GSWC’s position that it does not apply to its general rate case application filed in July 2020 that will set new rates for the years 2022 – 2024. In February 2021, a procedural hearing in this pending general rate case was held, and the assigned administrative law judge in the proceeding agreed that GSWC is entitled to keep the use of the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 - 2027 and, based on the August 27, 2020 decision, may not include the WRAM or MCBA for those years. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. On or prior to October 5, 2020, GSWC, other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC’s next cost of capital application is scheduled to be filed by May 1, 2021 for the years 2022 - 2024. However, GSWC, along with three other investor-owned water utilities in California, filed a joint request with the CPUC on January 5, 2021 to postpone the cost of capital applications by another year. Last year the utilities sought a one-year deferral of the May 2020 cost of capital applications, which was approved in March 2020. Similar to that deferral, this year’s joint request asked that the utilities keep the cost of capital parameters as authorized in 2018 in effect through 2022, and file new cost of capital applications by May 1, 2022 to set the cost of debt, return on equity and capital structure starting January 1, 2023. GSWC’s current authorized rate of return on rate base is 7.91%, based on its weighted cost of capital, which will continue in effect through December 31, 2022 if the additional deferral is approved. At this time, management cannot predict the outcome of this request.
Electric Segment:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for tax reform changes; (iii) allows the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iv) increased the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.
Due to the delay in finalizing the electric general rate case, electric revenues recognized during the first six months of 2019 were based on 2017 adopted rates. Because the August 2019 CPUC final decision is retroactive to January 1, 2018, the cumulative retroactive earnings impact was recorded as part of fiscal 2019 results, including $0.04 per share for the full year ended December 31, 2018 had the new 2018 and 2019 rates been in place at those times.

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
COVID-19:
GSWC, BVESI, and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential. AWR's responses to the COVID-19 pandemic take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials. The response of GSWC and BVESI has included: (i) suspending service disconnections for nonpayment pursuant to CPUC orders; (ii) increasing the number of employees telecommuting; and (iii) delaying some capital improvement projects at the water segment. In February 2021, the CPUC adopted a resolution that extended the existing emergency customer protections previously established by the CPUC through June 30, 2021, including the suspension of service disconnections for non-payment, in response to the on-going COVID-19 pandemic. Among other things, the resolution also extends the COVID-19-related memorandum accounts established to track incremental costs associated with complying with the resolution, and requires utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections. The goal of the transition plan is to effectively ease customers through a transition off the emergency customer protections by proactively communicating with customers to enroll them in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. GSWC and BVESI are in the process of developing their transition plans, which are required to be finalized and filed with the CPUC by April 1, 2021.
The pandemic has caused significant volatility in financial markets, resulting in significant fluctuations throughout 2020 in the fair value of plan assets in GSWC's pension and other retirement plans, which could continue. Furthermore, due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of December 31, 2020. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), to be filed with the CPUC for future recovery. Through December 31, 2020, AWR has recorded approximately $4.4 million in regulatory asset accounts related to bad debt expense in excess of GSWC’s and BVESI's revenue requirements, the purchase of personal protective equipment, and additional incurred printing costs and other incremental miscellaneous costs. By tracking these costs in the CPUC-approved memorandum accounts, GSWC and BVESI can later ask for recovery of these costs from the CPUC. CEMA and other emergency-type memorandum accounts are established as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings in 2020. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share contribution by business segment and for the parent company for the years ended December 31, 2020 and 2019.

	Diluted Earnings per Share
	Year Ended
	12/31/2020	12/31/2019	CHANGE
Water	$1.66	$1.61	$0.05
Electric, adjusted (2019 excludes retroactive impact of CPUC decision in the general rate case related to 2018)	0.20	0.15	0.05
Contracted services	0.47	0.47	—
AWR (parent)	—	0.01	(0.01)
Consolidated diluted earnings per share, adjusted	2.33	2.24	0.09
Retroactive impact of CPUC decision in the electric general rate case related to the full year of 2018	—	0.04	(0.04)
Totals from operations, as reported	$2.33	$2.28	$0.05

Water Segment:
Diluted earnings per share from the water segment for the year ended December 31, 2020 increased by $0.05 per share as compared to the same period in 2019. Included in the results for 2019 was the impact of the May 2019 CPUC final decision on the water general rate case, which approved the recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts and resulted in a reduction to administrative and general expense in 2019 of approximately $1.1 million, or $0.02 per share. There was no equivalent item in 2020. Excluding this item, diluted earnings per share from the water segment for 2020 increased by $0.07 per share due to the following items (excluding billed surcharges):
•An overall increase in the water gross margin, which favorably impacted earnings by approximately $0.20 per share due largely to new rates authorized by the CPUC. The water segment received its full second-year step increase effective January 1, 2020, which resulted in an additional $10.4 million in water gross margin for 2020.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by approximately $0.08 per share due primarily to increases in overall labor costs and other employee-related benefits, chemical and water treatment costs, insurance costs, regulatory costs, depreciation expense, and property taxes.
•An increase in the effective income tax rate resulting from changes in certain flow-through taxes and permanent items for 2020 as compared to 2019, which negatively impacted earnings at the water segment by approximately $0.05 per share. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
    A decrease in interest expense resulting from lower interest rates in 2020 compared to 2019 was largely offset by an overall net decrease in interest and other income including lower gains earned on investments held to fund one of the Company’s retirement plans during 2020 as compared to 2019. As previously discussed, the COVID-19 pandemic has, among other things, increased volatility in the financial markets, which resulted in fluctuations throughout 2020 in the fair value of these investments.
Electric Segment:
Diluted earnings per share from the electric segment for 2020 was $0.20 per share as compared to $0.19 per share recorded for 2019. The CPUC's August 2019 final decision on the electric general rate case set new rates for 2018 through 2022 and was retroactive to January 1, 2018. As a result, the retroactive impact of the new electric rates for all of fiscal 2018 was included in the results for 2019. Of the electric segment's $0.19 per share earnings contribution for 2019, approximately $0.04 per share related to the full year ended December 31, 2018, which is shown on a separate line in the table above.
Excluding the retroactive impact related to 2018 from 2019 earnings due to the CPUC's August 2019 final rate case decision, diluted earnings from the electric segment for 2020 were $0.20 per share as compared to $0.15 per share for 2019. The increase was due to a higher electric gross margin as a result of new rates authorized by the CPUC's August 2019 final decision, as well as lower interest expense and a lower effective income tax rate due to changes in certain flow-through taxes as compared to 2019. These increases to earnings were partially offset by an overall increase in operating expenses.
Contracted Services Segment:
For both years ended December 31, 2020 and 2019, diluted earnings from contracted services were $0.47 per share. Included in the results for 2019 were retroactive revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $0.01 per share and related to periods prior to 2019. Excluding this retroactive amount, diluted earnings from the contracted services segment for 2020 increased by $0.01 per share as compared to 2019 largely due to an increase in management fee and construction revenues, and lower overall operating expenses, partially offset by higher construction costs.
AWR (Parent):
For the year ended December 31, 2020, diluted earnings from AWR (parent) decreased $0.01 per share compared to 2019 due primarily to changes in state unitary taxes.
The following discussion and analysis for the years ended December 31, 2020 and 2019 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2020 and 2019 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
OPERATING REVENUES
Water	$330,637	$319,830	$10,807	3.4%
Electric	37,024	39,548	(2,524)	-6.4%
Contracted services	120,582	114,491	6,091	5.3%
Total operating revenues	488,243	473,869	14,374	3.0%

OPERATING EXPENSES
Water purchased	74,554	72,289	2,265	3.1%
Power purchased for pumping	10,134	8,660	1,474	17.0%
Groundwater production assessment	20,392	18,962	1,430	7.5%
Power purchased for resale	10,423	11,796	(1,373)	-11.6%
Supply cost balancing accounts	(11,803)	(7,026)	(4,777)	68.0%
Other operation	33,236	32,756	480	1.5%
Administrative and general	83,615	83,034	581	0.7%
Depreciation and amortization	36,850	35,397	1,453	4.1%
Maintenance	15,702	15,466	236	1.5%
Property and other taxes	22,199	20,042	2,157	10.8%
ASUS construction	62,411	55,673	6,738	12.1%
Loss (gain) on sale of assets	31	(253)	284	-112.3%
Total operating expenses	357,744	346,796	10,948	3.2%

OPERATING INCOME	130,499	127,073	3,426	2.7%

OTHER INCOME AND EXPENSES
Interest expense	(22,531)	(24,586)	2,055	-8.4%
Interest income	1,801	3,249	(1,448)	-44.6%
Other, net	4,853	3,276	1,577	48.1%
	(15,877)	(18,061)	2,184	-12.1%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	114,622	109,012	5,610	5.1%

Income tax expense	28,197	24,670	3,527	14.3%

NET INCOME	$86,425	$84,342	$2,083	2.5%

Basic earnings per Common Share	$2.34	$2.28	$0.06	2.6%

Fully diluted earnings per Common Share	$2.33	$2.28	$0.05	2.2%

Operating Revenues
General
GSWC and BVESI rely upon approvals by the CPUC for rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin.  Current operating revenues and earnings can be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate price increases or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2020, revenues from water operations increased by $10.8 million to $330.6 million, compared to the year ended December 31, 2019 as a result of new rates authorized by the CPUC. Effective January 1, 2020, GSWC received its full second-year step increase, as a result of passing an earnings test. This increase was partially offset by lower surcharges billed during 2020 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges were largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the year ended December 31, 2020 increased approximately 5% as compared to 2019. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in the majority of GSWC's rate-making areas. GSWC records the difference between what it bills its water customers and that which is currently authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The August 2020 CPUC decision previously discussed eliminates the continued use of the WRAM beginning with the next general rate case application that will be filed in 2023 and will set new rates for the years 2025 - 2027.
Electric
For the year ended December 31, 2020, revenues from electric operations were $37.0 million as compared to $39.5 million for the year ended December 31, 2019. This decrease was primarily due to the retroactive revenue impact resulting from the final CPUC decision issued in the August 2019 in the electric general rate case. The cumulative 2018 impact of the final decision was reflected in 2019's electric revenues. This decrease was partially offset by an increase in base rates effective for 2020 also authorized by the CPUC's August 2019 final decision.
Billed electric usage for the year ended December 31, 2020 increased 4% as compared to the same period in 2019.  Due to the CPUC-approved base revenue requirement adjustment mechanism ("BRRAM"), which adjusts base revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2020, revenues from contracted services were $120.6 million as compared to $114.5 million for 2019.  The increase was primarily due to an overall increase in construction activity, and an increase in management fees resulting from the successful resolution of various economic price adjustments at the military bases served. Offsetting these increases were retroactive revenues included in 2019's revenues resulting from the successful resolution of an economic price adjustment at one of the military bases served, which totaled approximately $500,000 and related to periods prior to 2019. There was no equivalent item during 2020.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2020, ASUS was awarded approximately $15.5 million in new construction projects for completion in 2020 and 2021. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

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
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 29.0% and 30.2% of total operating expenses for the years ended December 31, 2020 and 2019, respectively. The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margins during the years ended December 31, 2020 and 2019. There was a decrease of $585,000 in water surcharges, and an increase of $276,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings. In addition, included in 2019 was approximately $2.3 million of retroactive electric revenues representing the fiscal 2018 increase in revenues approved by the CPUC in the August 2019 general electric rate case decision.

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
WATER OPERATING REVENUES (1)	$330,637	$319,830	$10,807	3.4%
WATER SUPPLY COSTS:
Water purchased (1)	74,554	72,289	2,265	3.1%
Power purchased for pumping (1)	10,134	8,660	1,474	17.0%
Groundwater production assessment (1)	20,392	18,962	1,430	7.5%
Water supply cost balancing accounts (1)	(12,060)	(8,153)	(3,907)	47.9%
TOTAL WATER SUPPLY COSTS	$93,020	$91,758	$1,262	1.4%
WATER GROSS MARGIN (2)	$237,617	$228,072	$9,545	4.2%

ELECTRIC OPERATING REVENUES (1)	$37,024	$39,548	$(2,524)	-6.4%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	10,423	11,796	(1,373)	-11.6%
Electric supply cost balancing accounts (1)	257	1,127	(870)	-77.2%
TOTAL ELECTRIC SUPPLY COSTS	$10,680	$12,923	$(2,243)	-17.4%
ELECTRIC GROSS MARGIN (2)	$26,344	$26,625	$(281)	-1.1%

(1)         As reported on AWR’s Consolidated Statements of Income, except for supply-cost-balancing accounts. The sums of water and electric supply-cost balancing accounts in the table above are shown on AWR’s Consolidated Statements of Income and totaled $(11,803,000) and $(7,026,000) for the years ended December 31, 2020 and 2019, respectively. Revenues include surcharges that have no net earnings impact because they increase both revenues and operating expenses by corresponding amounts.
(2)         Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property and other taxes, and other operation expenses.
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the CPUC-approved Modified Cost Balancing Account ("MCBA"), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area. The August 2020 CPUC decision previously discussed, which eliminates the continued use of the

WRAM, also eliminates the MCBA beginning with the next general rate case application that will be filed in 2023 and will set new rates for the years 2025 - 2027.
The overall actual percentages for purchased water for each of the years ended December 31, 2020 and 2019 was 44%, as compared to the adopted percentages of 34% and 36% for 2020 and 2019, respectively. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service. Purchased water costs for the year ended December 31, 2020 increased to $74.6 million as compared to $72.3 million for the same period in 2019 primarily due to the higher mix of purchased water as compared to pumped water and an increase in wholesale water costs.
The cost of power purchased for pumping increased to $10.1 million in 2020 as compared to $8.7 million for the same period in 2019, and groundwater production assessments increased to $20.4 million in 2020 as compared to $19.0 million in 2019. The increases in both of these areas were due to increased rates and pump taxes as compared to 2019. The under-collection in the water supply cost balancing account increased $3.9 million during 2020 as compared to 2019 due to the higher than adopted supply costs.
For the year ended December 31, 2020, the cost of power purchased for resale to BVESI's customers was $10.4 million as compared to $11.8 million for the same period in 2019 due to a decrease in the average price per megawatt-hour ("MWh"). The average price per MWh, including fixed costs, decreased to $67.52 per MWh in 2020 from $75.47 per MWh for the year ended December 31, 2019.
Other Operation
The primary components of other operation expenses include payroll, materials and supplies, chemicals and water-treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2020 and 2019, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$23,690	$23,664	$26	0.1%
Electric Services	2,705	2,672	33	1.2%
Contracted Services	6,841	6,420	421	6.6%
Total other operation	$33,236	$32,756	$480	1.5%
For the year ended December 31, 2020, there was a $967,000 decrease in billed surcharges at the water segment related to the recovery of previously incurred other operation-related expenses. This decrease in billed surcharges has a corresponding decrease in other operation expense, resulting in no impact to earnings. Excluding this decrease, other operation costs increased by $993,000 due to an increase in chemical and water treatment costs, and an increase in bad debt expense due to expected increases in delinquent customer payments as a result of the COVID-19 pandemic. However, bad debt expense in excess of what is included in GSWC's water revenue requirement has been included in the CPUC-approved catastrophic event memorandum account to be filed for future recovery.
For the year ended December 31, 2020, other operation expenses for contracted services increased primarily due to an increase in bad debt expense related to certain non-U.S. government receivable balances.

Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2020 and 2019, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$55,067	$51,755	$3,312	6.4%
Electric Services	8,639	8,150	489	6.0%
Contracted Services	19,900	23,120	(3,220)	-13.9%
AWR (parent)	9	9	—	—%
Total administrative and general	$83,615	$83,034	$581	0.7%
For the year ended December 31, 2020, administrative and general expenses at the water segment increased due, in part, to a $1.1 million reduction recorded in 2019 to reflect the CPUC's approval in May 2019 for recovery of previously incurred costs that were being tracked in CPUC-authorized memorandum accounts. Excluding this item and surcharges, administrative and general expenses at the water segment increased by $2.2 million as a result of increases in labor costs and other employee-related benefits, insurance costs, and regulatory costs incurred in connection with the pending general rate case.
For the year ended December 31, 2020, administrative and general expenses at the electric segment include an increase of $145,000 in billed surcharges, with a corresponding and offsetting increase in administrative and general expenses. The remaining increase was due to higher labor costs and other employee-related benefits, and outside service costs as compared to 2019.
For the year ended December 31, 2020, administrative and general expenses for contracted services decreased by $3.2 million due to lower (i) legal and other outside services, (ii) labor costs and other employee-related benefit, and (iii) travel and related costs resulting from the impact of COVID-19, as compared to the same period in 2019.
Depreciation and Amortization
For the years ended December 31, 2020 and 2019, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$30,969	$29,956	$1,013	3.4%
Electric Services	2,479	2,485	(6)	-0.2%
Contracted Services	3,402	2,956	446	15.1%
Total depreciation and amortization	$36,850	$35,397	$1,453	4.1%
The increases in depreciation expense resulted mostly from additions to utility plant and other fixed assets. Included in 2019's depreciation expense for the electric segment was the impact of the August 2019 CPUC decision in the electric general rate case, which was retroactive to January 1, 2018.

Maintenance
For the years ended December 31, 2020 and 2019, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$11,737	$11,850	$(113)	-1.0%
Electric Services	985	993	(8)	-0.8%
Contracted Services	2,980	2,623	357	13.6%
Total maintenance	$15,702	$15,466	$236	1.5%
Maintenance increased at the contracted services segment due to higher planned maintenance performed as compared to 2019.
Property and Other Taxes
For the years ended December 31, 2020 and 2019, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$18,261	$17,034	$1,227	7.2%
Electric Services	1,232	1,134	98	8.6%
Contracted Services	2,706	1,874	832	44.4%
Total property and other taxes	$22,199	$20,042	$2,157	10.8%
Property and other taxes increased overall by $2.2 million during 2020 as compared to 2019 due, in large part, from an increase in property taxes resulting from capital additions and the associated higher assessed property values. There was also an increase in non-income tax assessments and fees due to an increase in gross revenues at the contracted services segment.
ASUS Construction
For the year ended December 31, 2020, construction expenses for contracted services were $62.4 million, increasing by $6.7 million compared to 2019 due to an overall increase in construction activity, as well as additional costs incurred on certain construction projects.
Interest Expense
For the years ended December 31, 2020 and 2019, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$20,946	$21,966	$(1,020)	-4.6%
Electric Services	767	1,433	(666)	-46.5%
Contracted Services	478	587	(109)	-18.6%
AWR (parent)	340	600	(260)	-43.3%
Total interest expense	$22,531	$24,586	$(2,055)	-8.4%
An overall decrease in interest expense resulted from the benefits of lower interest rates in 2020 compared to 2019, partially offset by higher overall borrowing levels. In July 2020, GSWC issued new unsecured long-term private placement notes totaling $160.0 million. As a result, interest expense at the water segment is expected to increase consistent with its capital expenditures program. In addition, the decrease in interest expense at the electric segment is due, in part, to the recording of allowance for funds used during construction on certain construction projects. However, interest expense is also expected to increase at the electric segment as a result of increased capital expenditures anticipated in connection with its wildfire mitigation plans.

Interest Income
For the years ended December 31, 2020 and 2019, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$634	$1,662	$(1,028)	-61.9%
Electric Services	183	205	(22)	-10.7%
Contracted Services	974	1,321	(347)	-26.3%
AWR (parent)	10	61	(51)	-83.6%
Total interest income	$1,801	$3,249	$(1,448)	-44.6%
For the year ended December 31, 2020, interest income decreased overall by $1.4 million as compared to 2019 due primarily to lower interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial paper rate, which decreased compared to 2019, as well as lower regulatory asset balances resulting from the recovery of such balances through surcharges in place. There was also a decrease in interest income recognized on certain initial construction projects performed at the contracted services segment.
Other Income and (Expense), net
For the years ended December 31, 2020 and 2019, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$4,495	$3,257	$1,238	38.0%
Electric Services	248	23	225	*
Contracted Services	(138)	(238)	100	-42.0%
AWR (parent)	248	234	14	6.0%
Total interest income	$4,853	$3,276	$1,577	48.1%
* not meaningful
For the year ended December 31, 2020, other income increased by $1.6 million primarily due primarily to a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to 2019. Because of GSWC's and BVESI's two-way pension balancing accounts authorized by the CPUC, changes in pension costs have no material impact to net earnings at the regulated utilities. The decrease in the non-service cost components was partially offset by lower gains recognized on investments held for a retirement benefit plan because of recent market conditions, as compared to 2019.
Income Tax Expense
For the years ended December 31, 2020 and 2019, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2020	12/31/2019	CHANGE	CHANGE
Water Services	$20,515	$17,295	$3,220	18.6%
Electric Services	2,689	2,882	(193)	-6.7%
Contracted Services	5,201	5,202	(1)	—%
AWR (parent)	(208)	(709)	501	-70.7%
Total income tax expense	$28,197	$24,670	$3,527	14.3%
Consolidated income tax expense for the year ended December 31, 2020 increased by $3.5 million due to an increase in pretax income and a higher overall effective income tax rate ("ETR"). AWR's consolidated effective ETR was 24.6% and 22.6% for the years ended December 31, 2020 and 2019, respectively. The increase was due primarily to the increase in GSWC's ETR, which was 25.0% for 2020 as compared to 23.2% for 2019 resulting primarily from net changes in certain flow-through and permanent items. The decrease in the tax benefit at AWR (parent) was the result of changes in state unitary taxes.

Information comparing the consolidated results of operations for fiscal years 2019 and 2018 can be found under Item 7, Management’s Discussion and Analysis under the heading “Consolidated Results of Operations-Years Ended December 31, 2019 and 2018” in AWR's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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
Accounting for Rate Regulation — Because GSWC and BVESI operate extensively in regulated businesses, they are subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which rate-regulated operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.
Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of GSWC and BVESI. When either files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of either GSWC’s or BVESI's operations are no longer subject to the accounting guidance for the effects of certain types of regulation, they are required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, management is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary.  In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC were to disallow costs included in the ratemaking process.
Registrant also reviews its utility plant in-service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.
Revenue Recognition — GSWC and BVESI record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (i.e., the service has been provided) but not billed by the end of each accounting period. Unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM.  With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. In a final decision issued by the CPUC in August 2020, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM). The final decision will not have any impact on GSWC's WRAM balances during the current rate cycle covering the years 2019 – 2021, nor the pending general rate case application filed in July 2020 that will set new rates for the years 2022 – 2024. However, the next general rate case application in 2023 covering the years 2025 - 2027 will not include the continued use of the WRAM. The CPUC also granted BVESI a revenue decoupling mechanism through the BRRAM. BVESI adjusts revenues in the BRRAM for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
As required by the accounting guidance for alternative revenue programs, GSWC and BVESI are required to collect their WRAM and BRRAM balances, respectively, within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month period, which can affect the timing of when such revenues are recognized.

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
Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and BVESI, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.
As regulated utilities, GSWC and BVESI treat certain temporary differences as flow-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVESI were not required to account for its income taxes as regulated enterprises. As of December 31, 2020, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan's assets was 6.25% for 2020 and 6.5% for 2019.
For the pension plan obligation, Registrant decreased the discount rate to 2.55% as of December 31, 2020 from 3.43% as of December 31, 2019 to reflect market interest-rate conditions at December 31, 2020. A hypothetical 25-basis point further decrease in the assumed discount rate would have increased total net periodic pension expense for 2020 by approximately $933,000, or 23.3%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2020 by a total of $10.9 million, or 4.0%.  A 25-basis point further decrease in the long-term return on pension-plan-asset assumption would have increased 2020 pension cost by approximately $472,000, or 11.8%.
In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Volatile market conditions can affect the value of plan assets held to fund its future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position, and increase the required future contributions.
The CPUC has authorized GSWC and BVESI to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  As of December 31, 2020, GSWC has a $1.0 million over-collection in its two-

way pension balancing account for the general office and water regions. As of December 31, 2020, BVESI has a $206,000 over-collection in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2021 the pension contribution is expected to be approximately $3.6 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.  Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension plan.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Assuming no changes in actuarial assumptions or plan amendments, the costs over the long term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan.

Liquidity and Capital Resources
AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund its construction program and as market interest rates increase. In addition, as the capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform enacted in 2017, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVESI will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $583.3 million was available for GSWC to pay dividends to AWR on December 31, 2020. Approximately $62.8 million was available for BVESI to pay dividends to AWR as of December 31, 2020. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings under revolving credit facilities. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt and equity capital markets. AWR currently has access to a $200.0 million credit facility and borrows under this facility, which expires in May 2023, to provide funds to GSWC and ASUS in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of December 31, 2020, there was $134.2 million outstanding under this facility. BVESI has a 3-year, $35.0 million revolving credit facility. As of December 31, 2020, there was $20.2 million outstanding under this facility. Borrowings made under this facility support BVESI's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million. Furthermore, the CPUC issued a decision in December 2019 approving, among other things, BVESI's authority to issue long-term financing not to exceed $75 million.
On May 7, 2020, the CPUC also approved GSWC’s finance application filed in November 2019 requesting authority to issue additional long-term debt and equity securities not to exceed $465 million to support its water operations. Following the CPUC's approval, on July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. This financing consisted of GSWC issuing $85.0 million in 2.17% senior notes which mature in 2030, and $75.0 million in 2.90% senior notes which mature in 2040. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility. Previously, AWR had amended the credit facility to temporarily increase the borrowing capacity up to $260 million in order to meet the operational needs of GSWC and ASUS. Following the issuance of GSWC’s notes and effective July 15, 2020, AWR reduced the aggregate borrowing capacity back down to $200 million pursuant to the terms of the revolving credit facility agreement.
As part of the response to the COVID-19 pandemic, GSWC and BVESI have suspended, through June 30, 2021, service disconnections for non-payment pursuant to CPUC orders. This is expected to reduce Registrant's cash flows from operating activities and increase borrowings under AWR's and BVESI's credit facilities. The magnitude of the reduction to cash flows is difficult to predict at this time, and is dependent on variables such as the duration of any stay-at-home orders issued by state and local governments and the associated impact such orders have on the economy, how successful such measures would be in containing the outbreak, and the nature and effectiveness of government assistance.
In June 2020, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). Also in June 2020, Moody's Investors Service ("Moody's") reaffirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 2, 2021, AWR's Board of Directors approved a first quarter dividend of $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 2, 2021 to shareholders of record at the close of business on February 16, 2021. AWR has paid dividends on its Common Shares for over 81 consecutive years, and has increased the dividends received by shareholders each calendar year for 66 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. Registrant's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
Registrant's current liabilities may at times exceed its current assets. Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the impact of the COVID-19 pandemic on its customers' ability to pay utility bills and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases and any adjustments arising out of an audit or investigation by federal governmental agencies.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization.  Cash generated by operations varies during the year. Net cash provided by operating activities was $122.2 million for the year ended December 31, 2020 as compared to $116.9 million for the year ended December 31, 2019.  The increase in cash was due, in part, to the refunding of $7.2 million to water customers during the third quarter of 2019 related to the 2017 Tax Cuts and Jobs Act. There were no equivalent refunds made during the same period in 2020. There was also an increase in customer rates effective January 1, 2020 as well as higher water customer usage during 2020, which reduced the WRAM under-collection as compared to 2019. These increases were partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of service disconnections to customers for non-payment. There were also decreases in cash flows resulting from the timing in billing of and cash receipts for construction work at military bases during the year ended December 31, 2020. The billings (and cash receipts) for construction work at our contracted services segment generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $131.6 million for the year ended December 31, 2020 as compared to $153.2 million used in 2019 largely due to a decrease in capital expenditures at GSWC, partially offset by an increase in capital expenditures at BVESI. GSWC's capital expenditures activity has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic. These restrictions have impacted pipeline replacement projects, which require temporary service shut-offs in order to complete them. There has also been delays in obtaining permits from local cities and governments. Registrant invests capital to provide essential services to its regulated customer base, while working with its regulators to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). GSWC may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision. During 2021, the regulated utilities' company-funded capital expenditures are expected to be between $120 and $135 million. Cash used for other investments consists primarily of cash invested in a trust for a retirement benefit plan.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the sale proceeds from the issuance of Common Shares; (ii) the issuance and repayment of long-term debt and notes payable to banks; and (iii) the payment of dividends on Common Shares.  In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR's and BVESI's credit facilities are used to fund GSWC and BVESI capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by Registrant.
Net cash provided by financing activities was $44.8 million for the year ended December 31, 2020 as compared to $30.5 million provided for 2019. The increase in cash provided by financing activities in 2020 was due to the issuance by GSWC of new unsecured private placement notes totaling $160.0 million. There were also net borrowings on BVESI's credit facility, which was established in July of 2020. These increases in cash were partially offset by the pay down in borrowings on AWR's credit facility using the proceeds from GSWC's $160.0 million debt issuance. A portion of the net borrowings from AWR's credit facility during 2019 was used to fund the repayment of $40.0 million senior notes, which matured in March 2019.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted from delays in receiving payments from GSWC customers due to the economic impact of the COVID-19 pandemic and state legislation suspending customer disconnections for non-payment.
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from AWR to help fund a portion of its operations and construction expenditures. On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. Furthermore, AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to GSWC in support of its operations under intercompany borrowing arrangements.
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

The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. The end of the next 24-month period in which GSWC was required to completely pay down its intercompany borrowings was in November 2020. On October 27, 2020, the Board of Directors approved the issuance of five additional GSWC common shares to AWR for $60.0 million. The five GSWC shares were issued to AWR during the fourth quarter of 2020. GSWC used a portion of the proceeds from the issuance to pay down intercompany borrowings owed to AWR. AWR parent used these proceeds from GSWC to pay down amounts outstanding under its credit facility.
On July 1, 2020, GSWC completed the transfer of the net assets from its electric utility division to BVESI. As a result of this transfer, from July 1, 2020 onward, the cash flows of the electric segment are no longer included in GSWC's statement of cash flows, but continue to be included in AWR's consolidated statement of cash flows.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $110.3 million for the year ended December 31, 2020 as compared to $96.6 million for the same period in 2019.  The increase in cash was due, in part, to the refunding of $7.2 million to water customers during the third quarter of 2019 related to the 2017 Tax Cuts and Jobs Act. There were no equivalent refunds made during 2020. There was also an increase in customer water rates effective January 1, 2020 as well as higher water customer usage during 2020, which reduced the WRAM under-collection as compared to 2019. These increase were partially offset by a decrease in cash flows from accounts receivable from utility customers due to the economic impact of the COVID-19 pandemic, and the CPUC-mandated suspension of customer service disconnections for nonpayment. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $117.7 million for the year ended December 31, 2020 as compared to $144.2 million for the same period in 2019. During the years ended December 31, 2020 and 2019, cash paid for capital expenditures was $116.4 million and $142.9 million, respectively. Due to the electric utility reorganization effective July 1, 2020, GSWC's cash flows from investing activities during 2020 include six months of electric utility capital expenditures, as compared to twelve months of capital expenditures in 2019. In addition, capital expenditures activity at GSWC has been negatively affected by the COVID-19 pandemic, including among other things, local mandated restrictions on shutting off service as part of the response to the pandemic, as well as delays in obtaining permits from local cities and governments. These restrictions have impacted pipeline replacement projects, which require temporary service shut-offs in order to complete them.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. In November 2020, AWR borrowed $6 million from GSWC under the terms of the note, which was subsequently repaid in December 2020. As of December 31, 2020, there were no amounts outstanding under this note.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $42.5 million for 2020 as compared to $43.8 million for 2019. The decrease was largely due to an increase in dividends paid to AWR parent in 2020 as compared to 2019. These dividends as well as the pay down of intercompany borrowings from AWR were largely funded through the issuance by GSWC of unsecured private placement notes totaling $160.0 million, as well as the issuance of five additional GSWC common shares to AWR for $60.0 million. In 2019, there were net intercompany borrowings from AWR used to partially fund capital expenditures and to repay $40.0 million of GSWC debt, which matured in 2019.

Contractual Obligations, Commitments and Off-Balance-Sheet Arrangements
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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2020. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our 50-year firm, fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below.

	Payments/Commitments Due by Period (1)
($ in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes/Debentures (2)	$187,000	$—	$—	$—	$187,000
Private Placement Notes (3)	243,000	—	—	—	243,000
Tax-Exempt Obligations (4)	11,052	159	357	405	10,131
Other Debt Instruments (5)	3,219	199	431	474	2,115
Total AWR Long-Term Debt	$444,271	$358	788	$879	$442,246

Interest on Long-Term Debt (6)	$276,106	$22,898	$45,752	$45,683	$161,773
Advances for Construction (7)	66,777	3,423	6,825	6,693	49,836
Renewable Energy Credit Agreement (8)	1,858	620	1,238	—	—
Purchased Power Contracts (9)	20,123	5,644	10,419	4,060	—
Capital Expenditures (10)	12,317	12,317	—	—	—
Water Purchase Agreements (11)	3,762	426	852	809	1,675
Operating Leases (12)	13,456	2,561	4,143	2,827	3,925
Employer Contributions (13)	27,826	3,626	14,840	9,360
SUB-TOTAL	$422,225	$51,515	$84,069	$69,432	$217,209

Other Commitments (14)	144,109

TOTAL	$1,010,605

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) GSWC issued private placement notes in 1991 in the amount of $28.0 million pursuant to the terms of note purchase agreements with substantially similar terms. These agreements contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum debt-to-capitalization ratio, and a negative pledge. Pursuant to the terms of these agreements, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  In addition, senior private placement notes totaling $215.0 million have been issued to various banks, including $160.0 million of unsecured private placement notes issued in July 2020. Under the terms of each of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. GSWC is in compliance with all of its covenant provisions as of December 31, 2020.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $3.3 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

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
(7) Advances for construction represent contract refunds mostly from GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.
(8) Consists of an agreement by BVESI to purchase renewable energy credits through 2023. These renewable energy credits are used to meet California's renewables portfolio standard.
(9) Consists of BVESI fixed-cost purchased power contracts executed in September 2019 with Exelon Generation Company, LLC and Morgan Stanley Capital Group Inc.
(10) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVESI as of December 31, 2020.
(11) Water purchase agreements consist of (i) a remaining amount of $1.9 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.9 million of other water purchase commitments with other third parties, which expire between 2025 through 2038.
(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(13) Consists of expected contributions to Registrant's defined benefit pension plan for the years 2021 through 2024. Contributions to the pension plan are expected to be the higher of the minimum required contributions under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(14) Other commitments consist primarily of (i) a $200 million revolving credit facility under AWR, of which $134.2 million was outstanding as of December 31, 2020; (ii) a $35.0 million revolving credit facility under BVESI, of which $20.2 million was outstanding as of December 31, 2020; (iii) a $9.3 million asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (iv) irrevocable letters of credit in the amount of $440,000 for the deductible in Registrant’s business automobile insurance policies; and (v) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR's revolving credit facility.
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

Effects of Inflation
The rates of GSWC and BVESI are established to provide recovery of costs and a fair return on shareholders’ investment.  Recovery of the effects of inflation through higher water and electric rates is dependent upon receiving adequate and timely rate increases; however, authorized rates charged to customers are usually based on a forecast of expenses and capital costs. Rates may lag increases in costs caused by unanticipated inflation.  During periods of moderate to low inflation, as has been experienced for the last several years, the effects of inflation on operating results have not been significant.  Furthermore, the CPUC approves projections for a future test year in general rate cases which reduces the impact of inflation to the extent that GSWC’s or BVESI's inflation forecasts are accurate.
For the Military Utility Privatization Subsidiaries, under the terms of the 50-year contracts with the U.S. government, the contract price is subject to an economic price adjustment on an annual basis.  ASUS has experienced delays in some of its economic price adjustments. However, when adjustments are finalized, they are implemented retroactively to the effective date of the economic price adjustment.
Climate Change
Water - GSWC considers the potential impacts of climate change in its water supply portfolio planning and its overall infrastructure replacement plans. In addition, GSWC considers the impacts of greenhouse gas emissions and other environmental concerns in its operations and infrastructure investments.
Electric - California has established a cap-and-trade program applicable to greenhouse gas emissions.  While BVESI’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVESI has an obligation to file a report in June of each year under the Greenhouse Gas Mandatory Reporting Regulation.
The State of California and the CPUC have also established renewable energy procurement targets. BVESI has entered into a CPUC-approved ten-year contract for renewable energy credits. Because of this agreement, BVESI believes it will comply through at least 2023 with California’s renewable energy statutes that address this issue.
BVESI is also required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVESI must file an annual attestation with the CPUC stating that BVESI is in compliance. Specifically, BVESI must attest to having no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In February 2021, BVESI filed an attestation that BVESI complied with the standards for 2020. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVESI’s power plant operations or the cost of BVESI’s purchased power from third party providers.
BVESI Power-Supply Arrangements
BVESI purchases power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. In addition to the purchased power contracts, BVESI buys additional energy to meet peak demand as needed and sells surplus power when necessary. The average price per MWh, including fixed costs, decreased to $67.52 per MWh in 2020 from $75.47 per MWh for 2019. BVESI’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVESI has implemented an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
Construction Program
GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC and BVESI upgrade their facilities in accordance with industry standards, local and CPUC requirements, and new legislation.  In September 2018, the California legislature enacted Senate Bill (SB) 901 mandating investor-owned electric utilities to submit an annual wildfire mitigation plan to the CPUC for approval. SB 901 requires all electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfires.
As of December 31, 2020, GSWC and BVESI have unconditional purchase obligations for capital projects of approximately $12.3 million.  During the years ended December 31, 2020, 2019 and 2018, GSWC and BVESI had capital expenditures of $130.4 million, $140.8 million and $125.1 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2020, 2019 and 2018, capital expenditures funded by developers were $7.0 million, $4.7 million and $4.1 million, respectively. During 2021, the water and electric segments' company-funded capital expenditures are estimated to be approximately $120 - $135 million, including approximately $12.2 million estimated to be spent by BVESI on wildfire mitigation projects.

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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of the Bipartisan Budget Act of 2019 for fiscal years 2020 and 2019, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for the Military Utility Privatization Subsidiaries in fiscal 2021.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2020 - September 2021	Third Quarter 2020
Joint Base Andrews (TUS)	February 2021 - January 2022	Fourth Quarter 2020
Fort Lee (ODUS)	February 2021 - January 2022	Fourth Quarter 2020
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2021 - March 2022	First Quarter of 2021
Fort Jackson (PSUS)	February 2021 - January 2022	Fourth Quarter 2020
Fort Bragg (ONUS)	March 2021 - February 2022	First Quarter 2021
Eglin Air Force Base (ECUS)	June 2021 - May 2022	Second Quarter 2021
Fort Riley (FRUS)	July 2021 - June 2022	Second Quarter 2021

Regulatory Matters
Certificates of Public Convenience and Necessity
GSWC and BVESI hold Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas they serve. ASUS is regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas.  The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company.  ONUS is regulated by the North Carolina Public Service Commission. ECUS and FRUS are not subject to regulation by their respective states' utility commissions.
Rate Regulation
GSWC and BVESI are subject to regulation by the CPUC which has broad authority over service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters.
Rates that GSWC and BVESI are authorized to charge are determined by the CPUC in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base.  Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.
GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the first test year with inflation-rate adjustments for expenses for the second and third years of the rate case cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. BVESI's general rate cases are typically filed every four years. Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.
Neither the operations of AWR nor the operations and rates of ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC, BVESI and ASUS and between GSWC and BVESI and AWR.
General Rate Cases and Other Regulatory Matters
Water Segment:
Recent Changes in Rates
The CPUC approved water rate increases effective January 1, 2021. These increases are expected to generate an additional $11.1 million in the adopted water gross margin for 2021 as compared to the adopted water gross margin in 2020.
Pending General Rate Case
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
Final Decision on Low-Income Affordability Rulemaking
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed the continued use of the WRAM as well as the continued use of the MCBA, which is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account.

The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In addition, management believes that the decision supports GSWC’s position that it does not apply to its general rate case application filed in July 2020 that will set new rates for the years 2022 – 2024. In February 2021, a procedural hearing in this pending general rate case was held, and the assigned administrative law judge in the proceeding agreed that GSWC is entitled to keep the use of the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 - 2027 and, based on the August 27, 2020 decision, may not include the WRAM or MCBA for those years. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision would result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. On or prior to October 5, 2020, GSWC, other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.
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
Cost of Capital Proceeding
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC’s next cost of capital application is scheduled to be filed by May 1, 2021 for the years 2022 - 2024. However, GSWC, along with three other investor-owned water utilities in California, filed a joint request with the CPUC on January 5, 2021 to postpone the cost of capital applications by another year. Last year the utilities sought a one-year deferral of the May 2020 cost of capital applications, which was approved in March 2020. Similar to that deferral, this year’s joint request asked that the utilities keep the cost of capital parameters as authorized in 2018 in effect through 2022, and file new cost of capital applications by May 1, 2022 to set the cost of debt, return on equity and capital structure starting January 1, 2023. GSWC’s current authorized rate of return on rate base is 7.91%, based on its weighted cost of capital, which will continue in effect through December 31, 2022 if the additional deferral is approved. At this time, management cannot predict the outcome of this request.
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
Wildfire Mitigation Plan and New California Legislation
In September 2018, the California legislature enacted Senate Bill (SB) 901 mandating investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. SB 901 requires all electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfire. In February 2019, the electric segment filed its first WMP, which was subsequently approved by the CPUC in June 2019. Among other things, the WMP approves capital projects and programs dedicated to improving system safety and reliability and, specifically, aimed at reducing the possibility of wildfires. Upon approval in June 2019, the electric segment commenced executing its WMP immediately. BVESI's second WMP filed with the CPUC in 2020 was approved in January 2021. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit.
Additionally, the California legislature enacted Assembly Bill (AB) 1054 in July 2019, which among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Traditionally, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. GSWC received an initial safety certification for its electric division from the CPUC in February 2020. Following the reorganization, the CPUC approved the transfer of the safety certification to BVESI in August 2020.
Solar Energy Project
In December 2019, the electric segment filed an application with the CPUC for the development of a turn-key 7.9-megawatt solar generation project to be constructed by a third party and connected directly with BVESI’s existing distribution system. However, due to the results of an independent hydrology and inundation report, it was determined that the solar project site is subject to flooding. As a result, in September 2020, BVESI filed a motion to withdraw the project application. BVESI is considering whether or not to propose a new solar project at a different location.
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
Matters Relating to Environmental Cleanup
GSWC has been involved in environmental remediation and cleanup at one of its plant sites that contained an underground storage tank that was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.
As of December 31, 2020, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2020, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved for inclusion in rate base by the CPUC.
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
Matters Relating to Military Utility Privatization Contracts
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
Security Issues
We have physical and information security policies throughout our operations. Training on these matters begins during employee orientation and is ongoing through a series of training courses in addition to periodic, unannounced training exercises. We collaborate with various agencies, associations and third parties regarding information on possible threats and security measures for our operations. Risk assessments are conducted periodically to evaluate the effectiveness of existing security controls. These assessments provide areas for additional security focus, new controls, and policy changes.
Both GSWC and BVESI have security systems and infrastructure in place intended to prevent unlawful intrusion, service disruption and cyber-attacks.  GSWC and BVESI utilize a variety of physical security measures to protect their facilities.  These measures consider advances in security and emergency preparedness technology and relevant industry developments in developing their respective capital-improvement plans, and both intend to seek approval of the CPUC to recover any additional costs that either may incur in enhancing the security, reliability and resiliency of their utility systems.
On October 23, 2018, America’s Water Infrastructure Act (AWIA) became law. GSWC must now conduct additional risk and resilience assessments and develop emergency response plans for each of our water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were completed in 2020. They will be reviewed and resubmitted every five years.
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
GSWC’s Water Supply
During 2020, GSWC delivered approximately 63.0 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 396 acre-feet per day or 129 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons).  Approximately 55% of GSWC's supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from Metropolitan Water District ("MWD") member agencies and regional water suppliers (roughly 43% of total demand) and with authorized diversions from rivers (roughly 2%) under contracts with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”). GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
Groundwater
GSWC has a diverse water supply portfolio which includes adjudicated groundwater rights, surface water rights, and a number of unadjudicated water rights to help meet supply requirements. The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including natural replenishment from snow-melt or rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, natural or man-

made contamination, legal production limitations, and the amount and seasonality of water use by GSWC’s customers and others. GSWC actively participates in efforts to protect groundwater basins from over-use and from contamination. In some periods, these efforts may require reductions in groundwater pumping and increased reliance on alternative water resources. GSWC also participates in implementation of California’s Sustainable Groundwater Management Act.
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $3.8 million as of December 31, 2020.  Included in the $3.8 million is a remaining commitment of $1.9 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for 10 additional years. The remaining $1.9 million is for commitments for purchased water with other third parties, which expire through 2038.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area.  For example, GSWC has contracts with various governmental entities (principally MWD member agencies) and other parties to purchase water through a total of 58 connections for distribution to customers, in addition to numerous emergency connections.  MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies.  There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority.  GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 51,237 acre-feet annually.  MWD sources its supplies from the Colorado River from Northern California via the State Water Project through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements. MWD currently has storage reserve levels of 3.2 million acre-feet (MAF) with annual demands of approximately 1.6 MAF. MWD has available access to store more than 1.65 MAF of water in Lake Mead as part of an intentionally created surplus (ICS) program developed under a 2007 Interim Shortage agreement and is available for use during dry years. In addition, MWD, along with the seven other Basin states which use water from the Colorado River,developed and agreed to the Drought Contingency Plan (DCP) in 2019 where each lower state which diverts water from the Colorado River below Lees Ferry agrees to store defined amounts of water in Lake Mead to prevent both Lake Mead and Lake Powell from reaching critically low levels.
Drought Impact
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation has been laid out in a summary document by the California Department of Water Resources ("DWR") and State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025 at which time the standard may be reduced to 52.5 gpcd or other standard as recommend by DWR.
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
For the 2019-2020 water year, precipitation was below normal, with rainfall in northern California being very dry while southern California saw normal levels. Precipitation to date in 2021 has continued below normal levels with statewide snowpack at about 50% of average. As of February 16, 2021, the U.S. Drought Monitor reported that approximately 31% of California was considered in "Extreme Drought" and approximately 58% of California was considered to be in “Severe Drought” as compared to approximately 0% for both categories one year ago. These dry conditions are more pronounced in northern and eastern portions of California, Coastal and Southern California has been experiencing abnormally dry to moderate drought conditions. If these dry conditions continue or worsen, the SWRCB or other regulatory agencies may impose emergency drought actions. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas. GSWC continues assessing water supply conditions and water-use restrictions in these service areas and intends to make appropriate adjustments as needed.

Military Utility Privatization Subsidiaries
The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries. Once received from the U.S. government, ASUS's subsidiaries are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2020, the fair value of Registrant’s long-term debt was $559.8 million. A hypothetical ten percent decrease in market interest rates would have resulted in an $13.5 million increase in the fair value of Registrant’s long-term debt.
At December 31, 2020, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
Commodity/Derivative Risk
BVESI is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, BVESI from time to time executes purchased power contracts that qualify as derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.  A derivative financial instrument or other contract derives its value from another investment or designated benchmark.
In August 2019, the CPUC authorized BVESI to execute long-term purchased power contracts with energy providers, which became effective during the fourth quarter of 2019. BVESI began taking power under these long-term contracts at a fixed cost over three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in 2019 qualify for derivative accounting treatment. Among other things, the CPUC also authorized BVESI to establish a regulatory memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact Registrant's earnings. As of December 31, 2020, there was a $1.5 million unrealized loss in the memorandum account reflected as a regulatory asset as a result of a drop in energy prices since the execution of the contracts.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of changes in common shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2020, there were $17 million of regulatory assets.
The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management in the accounting for regulatory assets and liabilities related to assessing the probability that costs will be recovered or that amounts will be refunded, the timing of recognition of regulatory assets and liabilities as a result of established practice, new or changes in regulatory and legislative proceedings, or other relevant facts and circumstances. This in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence obtained relating to management’s accounting for regulatory assets and liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment and consideration of regulatory and legislative proceedings and other evidence informing the probability that costs will be recovered, and amounts will be refunded, and the timing of the inclusion of these deferrals in rates as well as the disclosure impacts. These procedures also included, among others, evaluating the reasonableness of management’s judgments regarding the probability and timing of recovery of regulatory assets and refund of regulatory liabilities based on the Company’s correspondence with regulators, status of regulatory proceedings, past practices, and other relevant information; evaluating the related accounting and disclosure implications; and calculating regulatory assets and liabilities balances based on provisions and formulas outlined in rate orders and other correspondence with the Company’s regulator.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2021
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the “Company”) as of December 31, 2020 and 2019, and the related statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2020, there were $12 million of regulatory assets.
The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management in the accounting for regulatory assets and liabilities related to assessing the probability that costs will be recovered or that amounts will be refunded, the timing of recognition of regulatory assets and liabilities as a result of established practice, new or changes in regulatory and legislative proceedings, or other relevant facts and circumstances. This in turn led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence obtained relating to management’s accounting for regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment and consideration of regulatory and legislative proceedings and other evidence informing the probability that costs will be recovered, and amounts will be refunded, and the timing of the inclusion of these deferrals in rates as well as the disclosure impacts. These procedures also included, among others, evaluating the reasonableness of management’s judgments regarding the probability and timing of recovery of regulatory assets and refund of regulatory liabilities based on the Company’s correspondence with regulators, status of regulatory proceedings, past practices, and other relevant information; evaluating the related accounting and disclosure implications; and calculating regulatory assets and liabilities balances based on provisions and formulas outlined in rate orders and other correspondence with the Company’s regulator.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2021

We have served as the Company's auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,784,402	$1,700,442
Electric	112,507	108,425
Total	1,896,909	1,808,867
Non-regulated utility property, at cost	33,315	30,554
Total utility plant, at cost	1,930,224	1,839,421
Less — accumulated depreciation	(568,326)	(543,263)
	1,361,898	1,296,158
Construction work in progress	150,145	119,547
Net utility plant	1,512,043	1,415,705

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	35,318	30,293
Total other property and investments	36,434	31,409

Current Assets
Cash and cash equivalents	36,737	1,334
Accounts receivable — customers, less allowance for doubtful accounts	29,162	20,907
Unbilled revenue — receivable (Note 2)	25,836	20,482
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	25,182	22,613
Other accounts receivable, less allowance for doubtful accounts	3,960	3,096
Income taxes receivable	103	5,685
Materials and supplies	8,619	6,429
Regulatory assets — current	13,088	20,930
Prepayments and other current assets	5,555	5,413
Contract assets (Note 2)	8,873	15,567
Total current assets	157,115	122,456

Other Assets
Unbilled revenue — receivable from U.S. government	9,945	8,621
Receivable from U.S. government (Note 2)	49,488	42,206
Contract assets (Note 2)	1,384	64
Operating lease right-of-use assets	11,146	13,168
Regulatory assets	3,451	—
Other	10,597	7,702
Total other assets	86,011	71,761
Total Assets	$1,791,603	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$641,673	$601,530
Long-term debt	440,348	280,996
Total capitalization	1,082,021	882,526

Current Liabilities
Notes payable to banks	—	5,000
Long-term debt — current	358	344
Accounts payable	63,788	55,616
Income taxes payable	6,783	95
Accrued other taxes	11,902	11,110
Accrued employee expenses	15,122	14,255
Accrued interest	4,832	3,050
Unrealized loss on purchased power contracts	1,537	3,171
Contract liabilities (Note 2)	1,800	11,167
Operating lease liabilities	2,013	1,849
Other	10,437	10,341
Total current liabilities	118,572	115,998

Other Credits
Notes payable to banks	134,200	200,000
Advances for construction	63,374	63,989
Contributions in aid of construction — net	140,332	134,706
Deferred income taxes	131,172	125,304
Regulatory liabilities	—	23,380
Unamortized investment tax credits	1,224	1,295
Accrued pension and other post-retirement benefits	95,639	68,469
Operating lease liabilities	9,636	11,739
Other	15,433	13,925
Total other credits	591,010	642,807

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,791,603	$1,641,331

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2020	2019
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,889,103 shares in 2020 and 36,846,614 shares in 2019	$256,666	$255,566
Reinvested earnings in the business	385,007	345,964
	641,673	601,530

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	—
2.90% notes due 2040	75,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,322	3,563
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	3,219	3,406
	444,271	284,699
Less: Current maturities	(358)	(344)
Debt issuance costs	(3,565)	(3,359)
	440,348	280,996
Total Capitalization	$1,082,021	$882,526

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Operating Revenues
Water	$330,637	$319,830	$295,258
Electric	37,024	39,548	34,350
Contracted services	120,582	114,491	107,208
Total operating revenues	488,243	473,869	436,816

Operating Expenses
Water purchased	74,554	72,289	68,904
Power purchased for pumping	10,134	8,660	8,971
Groundwater production assessment	20,392	18,962	19,440
Power purchased for resale	10,423	11,796	11,590
Supply cost balancing accounts	(11,803)	(7,026)	(15,649)
Other operation	33,236	32,756	31,650
Administrative and general	83,615	83,034	82,595
Depreciation and amortization	36,850	35,397	40,425
Maintenance	15,702	15,466	15,682
Property and other taxes	22,199	20,042	18,404
ASUS construction	62,411	55,673	53,906
Loss (gain) on sale of assets	31	(253)	(85)
Total operating expenses	357,744	346,796	335,833

Operating Income	130,499	127,073	100,983

Other Income and Expenses
Interest expense	(22,531)	(24,586)	(23,433)
Interest income	1,801	3,249	3,578
Other, net	4,853	3,276	760
Total other income and expenses	(15,877)	(18,061)	(19,095)

Income before income tax expense	114,622	109,012	81,888

Income tax expense	28,197	24,670	18,017

Net Income	$86,425	$84,342	$63,871

Weighted Average Number of Shares Outstanding	36,880	36,814	36,733
Basic Earnings Per Common Share	$2.34	$2.28	$1.73

Weighted Average Number of Diluted Shares	36,995	36,964	36,936
Fully Diluted Earnings Per Share	$2.33	$2.28	$1.72

Dividends Paid Per Common Share	$1.28	$1.16	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2017	36,681	$250,124	$279,821	$529,945
Add:
Net income			63,871	63,871
Exercise of stock options and other issuance of Common Shares	77	546		546
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,798		2,798
Dividend equivalent rights on stock-based awards not paid in cash		221		221
Deduct:
Dividends on Common Shares			38,937	38,937
Dividend equivalent rights on stock-based awards not paid in cash			221	221
Balances at December 31, 2018	36,758	253,689	304,534	558,223
Add:
Net income			84,342	84,342
Exercise of stock options and other issuance of Common Shares	89	519		519
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,148		1,148
Dividend equivalent rights on stock-based awards not paid in cash		210		210
Deduct:
Dividends on Common Shares			42,702	42,702
Dividend equivalent rights on stock-based awards not paid in cash			210	210
Balances at December 31, 2019	36,847	255,566	345,964	601,530
Add:
Net income			86,425	86,425
Exercise of stock options and other issuance of Common Shares	42	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		894		894
Dividend equivalent rights on stock-based awards not paid in cash		176		176
Deduct:
Dividends on Common Shares			47,206	47,206
Dividend equivalent rights on stock-based awards not paid in cash			176	176
Balances at December 31, 2020	36,889	$256,666	$385,007	$641,673

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$86,425	$84,342	$63,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,204	35,713	40,663
Provision for doubtful accounts	1,433	608	841
Deferred income taxes and investment tax credits	2,243	6,623	(5,773)
Stock-based compensation expense	2,463	2,517	3,851
Loss (gain) on sale of assets	31	(253)	(85)
(Gain) loss on investments held in a trust	(3,024)	(3,580)	558
Other — net	(908)	526	97
Changes in assets and liabilities:
Accounts receivable — customers	(13,272)	1,882	1,882
Unbilled revenue — receivable	(6,678)	(5,515)	2,823
Other accounts receivable	(1,204)	214	5,151
Receivables from the U.S. government	(3,889)	1,144	(20,976)
Materials and supplies	(2,190)	(654)	(980)
Prepayments and other assets	1,686	3,978	(519)
Contract assets	(588)	3,979	5,941
Regulatory assets/liabilities	10,150	(11,597)	33,834
Accounts payable	5,348	(249)	1,282
Income taxes receivable/payable	12,270	(3,786)	2,708
Contract liabilities	(9,367)	3,637	3,619
Accrued pension and other post-retirement benefits	1,444	1,994	(1,086)
Other liabilities	2,593	(4,659)	(928)
Net cash provided	122,170	116,864	136,774
Cash Flows From Investing Activities:
Capital expenditures	(130,423)	(151,940)	(126,561)
Proceeds from sale of assets	88	169	72
Other investments	(1,275)	(1,424)	(1,553)
Net cash used	(131,610)	(153,195)	(128,042)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	30	519	546
Receipt of advances for and contributions in aid of construction	9,338	10,171	5,551
Refunds on advances for construction	(3,729)	(5,005)	(3,886)
Retirement or repayments of long-term debt	(336)	(40,325)	(326)
Proceeds from the issuance of long-term debt, net of issuance costs	159,413	—	—
Net change in notes payable to banks	(70,800)	109,500	36,500
Dividends paid	(47,206)	(42,702)	(38,937)
Other	(1,867)	(1,634)	(1,253)
Net cash provided (used)	44,843	30,524	(1,805)
Net change in cash and cash equivalents	35,403	(5,807)	6,927
Cash and cash equivalents, beginning of year	1,334	7,141	214
Cash and cash equivalents, end of year	$36,737	$1,334	$7,141

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Assets

Utility Plant, at cost
Water	$1,784,402	$1,700,442
Electric (Note 20)	—	108,425
Total	1,784,402	1,808,867
Less — accumulated depreciation	(502,283)	(531,801)
	1,282,119	1,277,066
Construction work in progress	118,370	117,676
Net utility plant	1,400,489	1,394,742

Other Property and Investments	33,240	28,212
	33,240	28,212
Current Assets
Cash and cash equivalents	35,578	401
Accounts receivable — customers, less allowance for doubtful accounts	26,920	20,907
Unbilled revenue — receivable	19,330	18,636
Other accounts receivable, less allowance for doubtful accounts	3,255	1,857
Intercompany receivable	1,107	—
Income taxes receivable from Parent	—	7,727
Materials and supplies	3,659	4,920
Regulatory assets — current	11,325	20,930
Prepayments and other current assets	4,114	4,497
Total current assets	105,288	79,875

Other Assets
Operating lease right-of-use assets	11,103	12,745
Regulatory assets	1,048	—
Other	9,614	6,880
Total other assets	21,765	19,625
Total Assets	$1,560,782	$1,522,454

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Capitalization and Liabilities

Capitalization
Common shareholder’s equity ( Note 20)	$583,298	$551,188
Long-term debt	440,348	280,996
Total capitalization	1,023,646	832,184

Current Liabilities
Intercompany payable to Parent	—	158,845
Long-term debt — current	358	344
Accounts payable	45,613	45,756
Income taxes payable to Parent	4,612	—
Accrued other taxes	10,382	10,640
Accrued employee expenses	12,351	12,386
Accrued interest	4,545	2,736
Unrealized loss on purchased power contracts (Note 20)	—	3,171
Operating lease liabilities	1,956	1,612
Other	9,403	9,745
Total current liabilities	89,220	245,235

Other Credits
Advances for construction	63,354	63,989
Contributions in aid of construction — net	138,691	134,706
Deferred income taxes	124,581	127,806
Regulatory liabilities	—	23,380
Unamortized investment tax credits	1,224	1,295
Accrued pension and other post-retirement benefits	95,570	68,469
Operating lease liabilities	9,636	11,588
Other	14,860	13,802
Total other credits	447,916	445,035

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,560,782	$1,522,454

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2020	2019
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 170 shares in 2020 and 165 shares in 2019	$354,906	$293,754
Reinvested earnings in the business	228,392	257,434
	583,298	551,188

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	28,000	28,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	—
2.90% notes due 2040	75,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,322	3,563
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	3,219	3,406
	444,271	284,699
Less: Current maturities	(358)	(344)
Debt issuance costs	(3,565)	(3,359)
	440,348	280,996
Total Capitalization	$1,023,646	$832,184

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2020	2019	2018
Operating Revenues
Water	$330,637	$319,830	$295,258
Electric (Note 20)	18,647	39,548	34,350
Total operating revenues	349,284	359,378	329,608

Operating Expenses (Note 20)
Water purchased	74,554	72,289	68,904
Power purchased for pumping	10,134	8,660	8,971
Groundwater production assessment	20,392	18,962	19,440
Power purchased for resale	5,010	11,796	11,590
Supply cost balancing accounts	(11,749)	(7,026)	(15,649)
Other operation	25,194	26,336	25,334
Administrative and general	59,385	59,905	62,156
Depreciation and amortization	32,184	32,441	38,395
Maintenance	12,424	12,843	13,104
Property and other taxes	18,860	18,168	16,809
Gain on sale of assets	—	(88)	(8)
Total operating expenses	246,388	254,286	249,046

Operating Income (Note 20)	102,896	105,092	80,562

Other Income and Expenses
Interest expense	(21,495)	(23,399)	(22,621)
Interest income	718	1,867	2,890
Other, net	4,556	3,280	784
Total other income and expenses	(16,221)	(18,252)	(18,947)

Income from operations before income tax expense	86,675	86,840	61,615

Income tax expense	21,704	20,177	13,603

Net Income (Note 20)	$64,971	$66,663	$48,012

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2017	146	$242,181	$232,193	$474,374
Add:
Net income			48,012	48,012
Issuance of Common Shares to Parent	19	47,500		47,500
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,539		2,539
Dividend equivalent rights on stock-based awards not paid in cash		192		192
Deduct:
Dividends on Common Shares			68,850	68,850
Dividend equivalent rights on stock-based awards not paid in cash			192	192

Balances at December 31, 2018	165	292,412	211,163	503,575
Add:
Net income			66,663	66,663
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,150		1,150
Dividend equivalent rights on stock-based awards not paid in cash		192		192
Deduct:
Dividends on Common Shares			20,200	20,200
Dividend equivalent rights on stock-based awards not paid in cash			192	192

Balances at December 31, 2019	165	293,754	257,434	551,188
Add:
Net income			64,971	64,971
Issuance of Common Shares to Parent	5	60,000		60,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		983		983
Dividend equivalent rights on stock-based awards not paid in cash		169		169
Deduct:
Dividends on Common Shares			22,500	22,500
Distribution of BVESI common shares to AWR parent (Note 20)			71,344	71,344
Dividend equivalent rights on stock-based awards not paid in cash			169	169

Balances at December 31, 2020	170	$354,906	$228,392	$583,298

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$64,971	$66,663	$48,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,477	32,757	38,633
Provision for doubtful accounts	1,018	606	850
Deferred income taxes and investment tax credits	1,181	5,081	(6,817)
Stock-based compensation expense	2,349	2,253	3,397
Gain on sale of assets	—	(88)	(8)
(Gain) loss on investments held in a trust	(3,024)	(3,580)	558
Other — net	(576)	58	27
Changes in assets and liabilities:
Accounts receivable — customers	(12,126)	1,882	1,882
Unbilled revenue — receivable	(1,693)	(744)	960
Other accounts receivable	(1,364)	311	4,140
Materials and supplies	(2,166)	(123)	(751)
Prepayments and other assets	1,124	4,230	(154)
Regulatory assets/liabilities	13,278	(11,597)	33,834
Accounts payable	1,810	1,558	(1,907)
Inter-company receivable/payable	(1,911)	1,056	(47)
Income taxes receivable/payable from/to Parent	12,339	(2,110)	973
Accrued pension and other post-retirement benefits	1,390	1,994	(1,086)
Other liabilities	1,260	(3,579)	(2,057)
Net cash provided	110,337	96,628	120,439

Cash Flows From Investing Activities:
Capital expenditures	(116,409)	(142,852)	(116,354)
Note receivable from AWR parent	(6,000)	—	—
Receipt of payment of note receivable from AWR parent	6,000	—	—
Proceeds from sale of assets	—	88	9
Other investments	(1,275)	(1,424)	(1,553)
Net cash used	(117,684)	(144,188)	(117,898)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	60,000	—	47,500
Receipt of advances for and contributions in aid of construction	9,338	10,171	5,551
Refunds on advances for construction	(3,729)	(5,005)	(3,886)
Retirement or repayments of long-term debt	(336)	(40,325)	(326)
Proceeds from the issuance of long-term debt, net of issuance costs	159,413	—	—
Net change in inter-company borrowings	(158,000)	100,500	22,500
Dividends paid	(22,500)	(20,200)	(68,850)
Other	(1,662)	(1,367)	(1,057)
Net cash provided	42,524	43,774	1,432

Net change in cash and cash equivalents	35,177	(3,786)	3,973

Cash and cash equivalents, beginning of year	401	4,187	214

Cash and cash equivalents, end of year	$35,578	$401	$4,187

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service Inc. ("BVESI"), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), and Fort Riley Utility Services, Inc. ("FRUS")).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.” On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR (Note 20). This reorganization did not result in any substantive changes to AWR's operations and business segments. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
GSWC and BVESI are both California public utilities, with GSWC engaged in the purchase, production, distribution and sale of water throughout California serving approximately 261,800 customers, while BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,500 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
Related-Party Transactions:  GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliates using allocation factors approved by the CPUC. During the years ended December 31, 2020, 2019 and 2018, GSWC allocated to ASUS approximately $4.9 million, $4.7 million and $4.2 million, respectively, of corporate office administrative and general costs.  During the year ended December 31, 2020, GSWC allocated corporate office administrative and general costs to BVESI of approximately $1.3 million.
Furthermore, AWR borrows under a credit facility, which expires in May 2023, and provides funds to GSWC and ASUS in support of their operations. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. The CPUC requires GSWC to pay down all intercompany borrowings from AWR within a 24-month period, which was required by November 2020. In October 2020, the Board of Directors authorized AWR to invest equity in GSWC to enable the subsidiary to pay down all its intercompany borrowings. During the fourth quarter of 2020, AWR invested $60 million of equity in GSWC and received five shares of GSWC common stock. The majority of the proceeds from this stock issuance were used by GSWC to pay down its intercompany borrowings from AWR, satisfying the CPUC’s requirement. As a result, GSWC had no intercompany borrowings from AWR as of December 31, 2020.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. In November 2020, AWR borrowed $6 million from GSWC under the terms of the note, which was subsequently repaid in December. As of December 31, 2020, there were no amounts outstanding under this note.

COVID-19 Impact: GSWC, BVESI, and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials to the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI include: (i) suspending service disconnections for nonpayment pursuant to CPUC orders; (ii) increasing the number of employees telecommuting; and (iii) delaying some capital improvement projects at GSWC. In February 2021, the CPUC adopted a resolution that extended the existing emergency customer protections previously established by the CPUC through June 30, 2021, including the suspension of service disconnections for non-payment, in response to the on-going COVID-19 pandemic. Among other things, the resolution also extends the COVID-19-related memorandum accounts established to track incremental costs associated with complying with the resolution, and requires utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections. The goal of the transition plan is to effectively ease customers through a transition off the emergency customer protections by proactively communicating with customers to enroll them in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. GSWC and BVESI are in the process of developing their transition plans, which are required to be finalized and filed with the CPUC by April 1, 2021.
The pandemic has caused significant volatility on financial markets, resulting in significant fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans, which could continue. In addition, due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of December 31, 2020. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), to be filed with the CPUC for future recovery. GSWC and BVESI have recorded approximately $4.4 million in these accounts as regulatory assets, as it is believed such amounts are probable of recovery. CEMA and other emergency-type memorandum accounts are established as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings in 2020. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and, to the extent applicable, the Federal Energy Regulatory Commission. GSWC and BVESI have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator.
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2020 and 2019.
Property and Depreciation: Registrant's property consists primarily of regulated utility plant at GSWC and BVESI. GSWC and BVESI capitalize, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such cost includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the CPUC, is recorded as an acquisition adjustment within utility plant.
Depreciation is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was 2.2% for 2020, 2.2% for 2019, and 2.7% for 2018.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $32.9 million, $31.7 million and $37.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $353,000, $316,000 and $238,000 for the years ended December 31, 2020, 2019 and 2018, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.

Estimated useful lives of regulated utilities’ utility plant, as authorized by the CPUC, are as follows:

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
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2020, 2019 and 2018, no impairment loss was incurred.
Goodwill:  At December 31, 2020 and 2019, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2020, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
Cash and Cash Equivalents: Cash and cash equivalents include short-term cash investments with an original maturity of three months or less. At times, cash and cash equivalent balances may be in excess of federally insured limits. Cash and cash equivalents are held with financial institutions with high credit standings.
Accounts Receivable:  Accounts receivable is reported on the balance sheet net of any allowance for doubtful accounts. The allowance for doubtful accounts is Registrant’s best estimate of the amount of probable credit losses in Registrant’s existing accounts receivable from its water and electric customers, and is determined based on expected losses rather than incurred losses. Registrant reviews the allowance for doubtful accounts quarterly. Account balances are written off against the allowance when it is probable the receivable will not be recovered. When utility customers request extended payment terms, credit is extended based on regulatory guidelines, and collateral is not required.
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
Materials and Supplies: Materials and supplies are stated at the lower of cost or net realizable value. Cost is computed using weighted average cost. Major classes of materials include pipe, hydrants and valves.
Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  However, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC and BVESI may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the year ended December 31, 2020, BVESI recorded $200,000 in AFUDC. For the years ended December 31, 2019 and 2018, the amount of AFUDC recorded was immaterial.
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
Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Contributions in aid of construction are similar to advances but require no refunding. Generally, GSWC and BVESI depreciate contributed property and amortizes contributions in aid of construction at the composite rate of the related property. Utility plant funded by advances and contributions is excluded from rate base.
Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2020 and 2019 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2020		2019
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$444,271	$559,752	$284,699	$376,467
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

The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2020:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$559,752	—	$559,752
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
 Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2020
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued further guidance in November 2018 and May 2019 related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. For 2020, Registrant has increased its allowance for doubtful accounts for utility customer accounts receivable, largely due to Registrant's current estimate of the expected associated economic impact of the COVID-19 pandemic (see Note 18).
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits—Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures to pension plans and other retirement plans that no longer are considered cost beneficial, clarifies the specific disclosure requirements and adds disclosure requirements deemed relevant. This ASU was adopted by Registrant effective December 31, 2020 and applied on a retrospective basis to all periods presented. The adoption of this guidance did not have a material impact on the Registrant's financial statements and disclosures.
Accounting Pronouncements to be Adopted in Future Periods
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The ASU is effective for fiscal years beginning after December 15, 2020. Registrant will adopt this guidance effective January 1, 2021, which is not expected to have a material impact on its financial statements.

Note 2 — Revenues
Most of Registrant's revenues are accounted for under the revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)."
GSWC and BVESI provide utility services to customers as specified by the CPUC. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which include both quantity-based and flat-rate charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC and BVESI with an opportunity to recover its costs and earn a reasonable return on its net capital investment. The annual revenue requirements are comprised of operation and maintenance costs, administrative and general costs, depreciation and taxes in amounts authorized by the CPUC and a return on rate base consistent with the capital structure authorized by the CPUC.
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
GSWC and BVESI bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVESI bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVESI's ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $3.8 million, $4.0 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. When GSWC or BVESI act as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
As currently authorized by the CPUC, GSWC and BVESI record in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  For GSWC, the difference is tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts, and for BVESI the difference is tracked in the Base Revenue Requirement Adjustment Mechanism ("BRRAM") regulatory account. If this difference results in an under-collection of revenues, additional revenue is recorded only to the extent that the difference is expected to be collected within 24 months following the year in which they are recorded in accordance with Accounting Standards Codification ("ASC") Topic 980, Regulated Operations.
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
Contracted services revenues recognized during the years ended December 31, 2020, 2019 and 2018 and from performance obligations satisfied in previous periods were not material.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the years ended December 31, 2020, 2019, and 2018, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019	For The Year Ended December 31, 2018
Water:
Tariff-based revenues	$329,670	$305,244	298,818
CPUC-approved surcharges (cost-recovery activities)	3,736	4,322	2,962
Other	2,100	2,006	1,813
Water revenues from contracts with customers	335,506	311,572	303,593
WRAM under/(over)-collection (alternative revenue program)	(4,869)	8,258	(8,335)
Total water revenues	330,637	319,830	295,258

Electric:
Tariff-based revenues	35,283	36,628	34,501
CPUC-approved surcharges (cost-recovery activities)	686	410	214
Electric revenues from contracts with customers	35,969	37,038	34,715
BRRAM under/(over)-collection (alternative revenue program)	1,055	2,510	(365)
Total electric revenues	37,024	39,548	34,350

Contracted services:
Water	74,898	59,868	62,273
Wastewater	45,684	54,623	44,935
Contracted services revenues from contracts with customers	120,582	114,491	107,208

Total revenues	$488,243	$473,869	$436,816
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2020	December 31, 2019

Unbilled receivables	$14,924	$10,467
Receivable from the U.S. government	$74,670	$64,819
Contract assets	$10,257	$15,631
Contract liabilities	$1,800	$11,167

Unbilled receivables and Receivable from the U.S. government represent receivables where the right to payment is conditional only by the passage of time. The increase in unbilled receivables as of December 31, 2020 as compared to

December 31, 2019 was due to the completion in 2020 of construction project at Fort Riley, which will be collected in installments from the U.S. government over a 5-year period and government delays in issuing funding modifications at Fort Bliss for the recurring fixed monthly charges.
Contract Assets - Contract assets are those of ASUS and consist of unbilled revenues recognized from work-in-progress construction projects where the right to payment is conditional on something other than the passage of time. The classification of this asset as current or noncurrent is based on the timing of when ASUS expects to bill these amounts.
Contract Liabilities - Contract liabilities are those of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the year ended December 31, 2020 that were included in contract liabilities at the beginning of the period were $10.9 million.
As of December 31, 2020, Registrant's aggregate remaining performance obligations, all of which are for the contracted services segment, was $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining terms of each of the 50-year contracts, which range from 34 to 48 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2020, Registrant had approximately $19.8 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $78.3 million of regulatory liabilities relates to the creation of an excess deferred income tax liability brought about by a lower federal income tax rate as a result of the Tax Cuts and Jobs Act that is expected to be refunded to customers (Note 11), (ii) $10.4 million relates to flow-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability (Note 11), and (iii) $66.6 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (excluding the two-way pension balancing accounts). The remainder relates to other items that do not provide for or incur carrying costs.
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

	December 31,
(dollars in thousands)	2020	2019
GSWC
Water Revenue Adjustment Mechanism, net of the Modified Cost Balancing Account	$13,741	$22,535
Costs deferred for future recovery on Aerojet case	6,751	8,292
Pensions and other post-retirement obligations (Note 12)	65,576	40,693
Derivative unrealized loss (Note 5)	—	3,171
COVID-19 memorandum account	4,119	—
Other regulatory assets	10,670	23,662
Excess deferred income taxes (Note 11)	(74,185)	(79,886)
Flow-through taxes, net (Note 11)	(9,722)	(12,439)
Various refunds to customers	(4,577)	(8,478)
Total GSWC	$12,373	$(2,450)
BVESI
Derivative unrealized loss (Note 5)	1,537	—
Other regulatory assets	2,629	—
Total AWR	$16,539	$(2,450)

Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. During the year ended December 31, 2020, $14.7 million of pre-2020 WRAM/MCBA balances were recovered through surcharges.  During 2020, GSWC recorded an additional $5.9 million net under-collection in the WRAM/MCBA.  The majority of this balance represents an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2020, GSWC had an aggregated regulatory asset of $13.7 million, which is comprised of a $3.6 million over-collection in the WRAM accounts and a $17.3 million under-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded.  As of December 31, 2020, there were no WRAM under-collections that were estimated to be collected over more than 24 months.
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
Pensions and Other Post-retirement Obligations:
A regulatory asset has been recorded at December 31, 2020 and 2019 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 12, as of December 31, 2020, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $66.6 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
The CPUC has authorized GSWC and BVESI to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2020, GSWC has a $1.0 million over-collection related to the general office and water regions, and BVESI has a $206,000 over-collection in its two-way balancing account.
COVID-19 Memorandum Accounts:
The CPUC has approved GSWC's and BVESI's requests to activate memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), for the impact of the COVID-19 pandemic. GSWC and BVESI have suspended service disconnections for nonpayment as required by the CPUC. Costs incurred by GSWC and BVESI in response to the COVID-19 pandemic, including bad debt expense in excess of what is included in their respective revenue requirements, are being included in these memorandum accounts for future recovery. As of December 31, 2020, GSWC and BVESI recorded $4.1 million and $295,000, respectively, in COVID-19-related incremental costs as regulatory assets as GSWC and BVESI believe these costs are probable of recovery.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2020	2019	2020	2019
Water
Land	$18,234	$18,066	$18,234	$18,066
Intangible assets	28,906	28,578	28,906	28,578
Source of water supply	92,166	91,685	92,166	91,685
Pumping	190,901	178,058	190,901	178,058
Water treatment	81,272	78,048	81,272	78,048
Transmission and distribution	1,277,361	1,219,285	1,277,361	1,219,285
Other	128,877	117,276	95,562	86,722
	1,817,717	1,730,996	1,784,402	1,700,442
Electric (Note 20)
Transmission and distribution	87,461	84,018	—	84,018
Generation	12,583	12,583	—	12,583
Other (1)	12,463	11,824	—	11,824
	112,507	108,425	—	108,425

Less — accumulated depreciation	(568,326)	(543,263)	(502,283)	(531,801)
Construction work in progress	150,145	119,547	118,370	117,676
Net utility plant	$1,512,043	$1,415,705	$1,400,489	$1,394,742

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2020 and 2019 for studies performed in association with the electric segment.
As of December 31, 2020 and 2019, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2020	2019	2020	2019
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,694	8,695	8,124	8,124
Water planning studies	14 years	12,141	11,808	10,898	11,808
Total intangible assets		30,321	29,989	28,508	29,418
Less — accumulated amortization		(24,460)	(24,309)	(24,305)	(24,166)
Intangible assets, net of amortization		$5,861	$5,680	$4,203	$5,252

Intangible assets not subject to amortization (3)		$399	$402	$399	$402

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2020 and 2019.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.

For the years ended December 31, 2020, 2019 and 2018, amortization of intangible assets was $654,000, $1.3 million and $1.1 million, respectively, for both AWR and GSWC.  Estimated future consolidated amortization expense related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2021	$142
2022	114
2023	114
2024	74
2025	—
Total	$444
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2020 and 2019:

(dollars in thousands)	GSWC
Obligation at December 31, 2018	$5,228
Additional liabilities incurred	271
Liabilities settled	(173)
Accretion	86
Revision of previous estimates	$3,451
Obligation at December 31, 2019	$8,863
Additional liabilities incurred	165
Liabilities settled	(58)
Accretion	350
Obligation at December 31, 2020	$9,320
Revision of previous estimates reflect updated estimated costs for the retirement of wells, which GSWC is legally required to cap at the time of removal. Wells have an estimated useful life of 50 years.
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
These long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC also authorized BVESI to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2020, there was a $1.5 million unrealized loss in the memorandum account, with a corresponding unrealized loss liability for the three and five-year purchased power contract as a result of the fixed prices being greater than the futures energy prices. The notional volume of derivatives remaining under these long-term contracts as of December 31, 2020 was approximately 487,000 megawatt hours.
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

The following table presents changes in the fair value of BVESI’s derivatives for the years 2020 and 2019:

(dollars in thousands)	2020	2019
Balance, at beginning of the period	$(3,171)	$(311)
Unrealized (loss) gain on purchased power contracts	1,634	(2,860)
Balance, at end of the period	$(1,537)	$(3,171)
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
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2020, the U.S. government approved EPAs at seven of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2020 and 2019, retroactive operation and maintenance management fees related to prior periods were immaterial.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net income	$86,425	$84,342	$63,871
Less: (a) Distributed earnings to common shareholders	47,206	42,702	38,937
Distributed earnings to participating securities	158	180	204
Undistributed earnings	39,061	41,460	24,730

(b) Undistributed earnings allocated to common shareholders	38,930	41,285	24,601
Undistributed earnings allocated to participating securities	131	175	129
Total income available to common shareholders, basic (a)+(b)	$86,136	$83,987	$63,538

Weighted average Common Shares outstanding, basic	36,880	36,814	36,733

Basic earnings per Common Share	$2.34	$2.28	$1.73
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s 2016 employee plans, and the 2003 and 2013 directors' plans, and net income. At December 31, 2020, there were also 127,298 restricted stock units outstanding, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Common shareholders earnings, basic	$86,136	$83,987	$63,538
Undistributed earnings for dilutive stock options and restricted stock units	131	175	129
Total common shareholders earnings, diluted	$86,267	$84,162	$63,667

Weighted average Common Shares outstanding, basic	36,880	36,814	36,733
Stock-based compensation (1)	115	150	203
Weighted average Common Shares outstanding, diluted	36,995	36,964	36,936

Diluted earnings per Common Share	$2.33	$2.28	$1.72

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 127,298 restricted stock units, including performance awards, at December 31, 2020 were deemed to be outstanding in accordance with accounting guidance on earnings per share.
During the years ended December 31, 2020, 2019 and 2018, AWR issued Common Shares totaling 42,489, 88,772 and 44,906, respectively, under AWR's employee stock incentive plans and the non-employee directors' plans.  In addition, during the years ended December 31, 2020, 2019 and 2018, AWR issued 1,800, 30,998 and 32,142 Common Shares for approximately $30,000, $519,000 and $546,000, respectively, as a result of the exercise of stock options.  During 2020, 2019 and 2018, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any of AWR's subsidiaries. AWR has not issued any Common Shares during 2020, 2019 and 2018 under AWR's Common Share Purchase and Dividend Reinvestment Plan ("DRP") and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2020, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
During the years ended December 31, 2020 and 2018, GSWC issued five and nineteen additional Common Shares to AWR for $60 million and 47.5 million, respectively. The majority of the proceeds from these stock issuances were used by GSWC to pay down its intercompany borrowings from AWR. The CPUC requires GSWC to pay down all intercompany borrowings from AWR within a 24-month period. No shares were issued by GSWC during 2019.
During the years ended December 31, 2020, 2019 and 2018, AWR and GSWC made payments to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.

Note 8 — Dividend Limitations
GSWC is subject to contractual restrictions on its ability to pay dividends. GSWC’s maximum ability to pay dividends is restricted by certain Note Agreements to the sum of $21.0 million plus 100% of consolidated net income from various dates plus the aggregate net cash proceeds received from capital stock offerings or other instruments convertible into capital stock from various dates. Under the most restrictive of the Note Agreements, $576.4 million was available to pay dividends to AWR as of December 31, 2020. GSWC is also prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $22.5 million, $20.2 million and $68.9 million were paid to AWR by GSWC during the years ended December 31, 2020, 2019 and 2018, respectively.
The ability of AWR, GSWC, BVESI and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVESI and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $641.7 million was available to pay dividends to AWR’s shareholders at December 31, 2020. Approximately $583.3 million was available for GSWC to pay dividends to AWR at December 31, 2020.
Note 9 — Bank Debt
AWR currently has access to a $200.0 million credit facility expiring in May 2023 in order to provide funds to GSWC and ASUS in support of their operations on terms that are similar to that of the credit facility. During 2019 and 2020, AWR amended the credit facility to temporarily increase the borrowing capacity as high as $260.0 million in order to meet the operational needs of GSWC and ASUS. Following the issuance of GSWC’s long-term debt in July 2020, AWR reduced the aggregate borrowing capacity to $200.0 million pursuant to the terms of that credit facility agreement. At December 31, 2020, there was $134.2 million outstanding under the credit facility.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $455,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
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
Effective July 1, 2020, BVESI has access to a 3-year, $35.0 million revolving credit facility. As of December 31, 2020, there was $20.2 million outstanding under this facility. Borrowings made under this facility support the electric segment's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15 million.
Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
(in thousands, except percent)	2020	2019
Balance Outstanding at December 31,	$134,200	$205,000
Interest Rate at December 31,	1.19% ~ 1.90%	2.44%
Average Amount Outstanding	$162,995	$167,392
Weighted Average Annual Interest Rate	1.47%	2.88%
Maximum Amount Outstanding	$249,200	$205,500
All of the letters of credit are issued pursuant to AWR's revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2020, 2019 and 2018, AWR was in compliance with these requirements. As of December 31, 2020, AWR had an interest coverage ratio of 7.74 times interest expense, a debt ratio of 0.47 to 1.00 and a debt rating of A+ by S&P.

Pursuant to BVESI's credit facility agreement, BVESI must maintain a minimum interest coverage ratio of 4.5 times interest expense and a maximum total funded debt ratio of 0.65 to 1.00. As of December 31, 2020, BVESI was in compliance with these requirements, with an actual interest coverage ratio of 35.6 times interest expense, a total funded debt ratio of 0.24 to 1.00. In addition, BVESI is required to have a current safety certification issued by the CPUC, which it currently has.
Note 10 — Long-Term Debt
Registrant’s long-term debt consists of notes and debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.
On July 8, 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. In connection with this financing, GSWC issued (i) $ $85.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 2.17% due July 8, 2030, and (ii) $75.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 2.90% due July 8, 2040. Interest on the Notes is payable semiannually. The Notes are unsecured and rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the Notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. The make-whole premiums and covenant requirements under these notes are similar to the terms of the $15.0 million 3.45% senior private placement notes due in 2029 and the $40.0 million 5.87% senior private placement notes due in 2028. Pursuant to the terms of each of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") of less than 8-to-1. As of December 31, 2020, GSWC had a total indebtedness to capitalization ratio of 0.4306-to-1 and a total indebtedness to EBITDA of 3.1-to-1.
GSWC's private placement 9.56% notes issued in the amount of $28 million and due in 2031 contain restrictions on the payment of dividends, minimum interest coverage requirements, a maximum total indebtedness to capitalization ratio and a negative pledge. Pursuant to the terms of these notes, GSWC must maintain a minimum interest coverage ratio of two times interest expense.  As of December 31, 2020, GSWC had an interest coverage ratio of over four times interest expense. These notes can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreement. The 9.56% notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to May 2021. After May 2021, the maximum redemption premium is 3% of par value.
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
Annual maturities of all long-term debt at December 31, 2020 are as follows (in thousands):

2021	$358
2022	382
2023	406
2024	430
2025	449
Thereafter	442,246
Total	$444,271
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into federal law. The provisions of this major tax reform were generally effective on January 1, 2018. Among its significant provisions, the Tax Act (i) reduced the federal corporate income tax rate from 35% to 21%; (ii) eliminated bonus depreciation for regulated utilities, while allowing 100% expensing for the cost of qualified property for non-regulated businesses; (iii) eliminated the provision that treated contributions in aid of construction provided to regulated water utilities as non-taxable; (iv) eliminated the domestic production activities deduction, and (v) limits the amount of net interest that can be deducted; however, this limitation is not applicable to regulated utilities and, therefore has not had, nor is it anticipated to have, a material impact to Registrant’s ability to deduct net interest. Pursuant to ASC Topic 740, "Income Taxes", the effects of the Tax Act were recognized in 2017, the year in which the tax law was enacted, and required AWR and GSWC to record an adjustment to reflect the impact of the reduction in the corporate income tax rate from 35% to 21% % on its cumulative deferred income-tax balances and its tax-related regulatory assets/liabilities.
The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2020 and 2019 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2020	2019	2020	2019
Deferred tax assets:
Regulatory-liability-related (1)	$32,640	$33,080	$30,782	$33,080
Contributions and advances	6,390	5,777	6,771	6,158
Other	6,092	5,792	6,663	6,618
Total deferred tax assets	$45,122	$44,649	$44,216	$45,856
Deferred tax liabilities:
Fixed assets	$(146,688)	$(144,444)	$(141,422)	$(147,759)
Regulatory-asset-related: depreciation and other	(22,205)	(20,641)	(21,060)	(20,641)
Balancing and memorandum accounts (non-flow-through)	(7,401)	(4,868)	(6,315)	(5,262)
Total deferred tax liabilities	(176,294)	(169,953)	(168,797)	(173,662)
Accumulated deferred income taxes - net	$(131,172)	$(125,304)	$(124,581)	$(127,806)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Act’s reduction in the federal income tax rate.

The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Current
Federal	$19,240	$12,507	$17,252
State	6,714	5,540	6,538
Total current tax expense	$25,954	$18,047	$23,790
Deferred
Federal	$1,814	$6,407	$(4,334)
State	429	216	(1,439)
Total deferred tax (benefit) expense	2,243	6,623	(5,773)
Total income tax expense	$28,197	$24,670	$18,017

	GSWC
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Current
Federal	$14,674	$9,616	$14,488
State	5,849	5,480	5,932
Total current tax expense	$20,523	$15,096	$20,420
Deferred
Federal	$949	$4,924	$(5,531)
State	232	157	(1,286)
Total deferred tax (benefit) expense	1,181	5,081	(6,817)
Total income tax expense	$21,704	$20,177	$13,603
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
The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Federal taxes on pretax income at statutory rate	$24,071	$22,872	$17,196
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	5,764	4,758	3,693
Excess deferred tax amortization	(1,550)	(1,579)	(2,101)
Flow-through on fixed assets	1,056	1,244	429
Flow-through on removal costs	(1,031)	(1,582)	(1,445)
Investment tax credit	(71)	(71)	(69)
Other – net	(42)	(972)	314
Total income tax expense from operations	$28,197	$24,670	$18,017
Pretax income from operations	$114,622	$109,012	$81,888
Effective income tax rate	24.6%	22.6%	22.0%

	GSWC
	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Federal taxes on pretax income at statutory rate	$18,202	$18,236	$12,939
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,920	4,656	3,335
Excess deferred tax amortization	(1,477)	(1,579)	(2,101)
Flow-through on fixed assets	1,042	1,244	429
Flow-through on removal costs	(1,026)	(1,582)	(1,445)
Investment tax credit	(71)	(71)	(69)
Other – net	114	(727)	515
Total income tax expense from operations	$21,704	$20,177	$13,603
Pretax income from operations	$86,675	$86,840	$61,615
Effective income tax rate	25.0%	23.2%	22.1%
AWR and GSWC had no unrecognized tax benefits at December 31, 2020, 2019 and 2018.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2020 and 2019, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2020, 2019 and 2018.
Registrant files federal, California and various other state income tax returns.  AWR's 2017 - 2019 tax years remain subject to examination by the Internal Revenue Service. AWR filed refund claims with the California Franchise Tax Board ("FTB") for the 2005 through 2008 tax years in connection with the matters reflected on the federal refund claims along with other state tax items. The FTB continues to review the 2005 - 2008 refund claims. The 2009 - 2019 tax years remain subject to examination by the FTB.

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2020, Registrant had 935 participants in the Pension Plan.
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
In accordance with the accounting guidance for the effects of certain types of regulation, Registrant has established a regulatory asset for its underfunded position in its pension and post-retirement medical plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations pertaining to the regulatory asset are recognized as an adjustment to the regulatory asset account as these amounts are recognized as components of net periodic pension cost each year and in the rate-making process.
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2020 and 2019:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2020	2019	2020	2019
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$231,852	$196,082	$7,395	$7,886
Service cost	5,558	4,441	171	186
Interest cost	7,880	8,527	208	285
Actuarial (gain) loss	35,453	29,784	(1,604)	(538)
Benefits/expenses paid	(7,957)	(6,982)	(264)	(424)
Projected benefit obligation at end of year	$272,786	$231,852	$5,906	$7,395

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$192,477	$162,529	$11,271	$10,010
Actual return on plan assets	24,909	33,018	1,307	1,685
Employer contributions	3,718	3,913	269	170
Benefits/expenses paid	(7,957)	(6,983)	(534)	(594)
Fair value of plan assets at end of year	$213,147	$192,477	$12,313	$11,271

Funded Status:
Net amount recognized as accrued pension cost	$(59,639)	$(39,375)	$6,407	$3,876
The increase in the underfunded status of the pension was due primarily to a decrease in the discount rate, which decreased from 3.43% as of December 31, 2019 to 2.55% as of December 31, 2020 as noted in the following tables.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2020	2019	2020	2019
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$6,407	$3,876
Current liabilities	—	—	—	—
Non-current liabilities	(59,639)	(39,375)	—	—
Net amount recognized	$(59,639)	$(39,375)	$6,407	$3,876
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$2,757	$3,191	$—	$—
Net (gain) loss	57,716	37,309	(6,855)	(5,432)
Regulatory assets (liabilities)	60,473	40,500	(6,855)	(5,432)
Unfunded accrued pension cost	(834)	(1,125)	448	1,556
Net liability (asset) recognized	$59,639	$39,375	$(6,407)	$(3,876)

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$40,500	$35,213	$(5,432)	$(4,459)
Net loss (gain)	22,343	7,140	(2,400)	(1,775)
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(435)	(434)	—	—
Amortization of net gain (loss)	(1,935)	(1,419)	977	802
Total change in regulatory asset	19,973	5,287	(1,423)	(973)
Regulatory asset (liability) at end of year	$60,473	$40,500	$(6,855)	$(5,432)

Net periodic pension costs	$4,010	$4,447	$(1,108)	$(779)
Change in regulatory asset	19,973	5,287	(1,423)	(973)
Total recognized in net periodic pension cost and regulatory asset (liability)	$23,983	$9,734	$(2,531)	$(1,752)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$272,786	$231,852	$5,906	$7,395
Accumulated benefit obligation	$253,108	$215,996	N/A	N/A
Fair value of plan assets	$213,147	$192,477	$12,313	$11,271

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.55%	3.43%	2.20%	3.12%
Rate of compensation increase	*	*	N/A	N/A
•Age-graded ranging from 3.0% to 8.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2020, 2019 and 2018 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$5,558	$4,441	$5,342	$171	$186	$218
Interest cost	7,880	8,527	7,646	208	285	292
Expected return on plan assets	(11,798)	(10,374)	(11,172)	(510)	(449)	(493)
Amortization of prior service cost (credit)	435	434	—		—	—
Amortization of actuarial (gain) loss	1,935	1,419	1,254	(977)	(801)	(769)
Net periodic pension cost under accounting standards	$4,010	$4,447	$3,070	$(1,108)	$(779)	$(752)
Regulatory adjustment	(483)	(593)	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$3,527	$3,854	$3,070	$(1,108)	$(779)	$(752)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	3.43%	4.43%	3.76%	3.12%	4.20%	3.52%
Expected long-term return on plan assets	6.25%	6.50%	6.50%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*6.0% for union plan and 4.2% for non-union (net of income taxes) in 2020, 2019 and 2018.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC and BVESI to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses to be recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the year ended December 31, 2020 and 2019, GSWC's actual expense was higher than the amounts included in customer rates by $483,000and $593,000, respectively. In 2018, GSWC's actual expense was lower than the amounts included in water rates by $1.7 million.  The cumulative amount recorded in GSWC's two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3. During the years ended December 31, 2020, 2019 and 2018, BVESI's actual expense was lower than the amounts included in electric rates by $200,000, $205,000 and $271,000, respectively. These over-collections were recorded as a reduction to electric revenues.
Plan Funded Status:
The Pension Plan was underfunded at December 31, 2020 and 2019.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the underfunded status for the Pension Plan has been offset by a regulatory asset pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2020 and 2019, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2020	2019	2020	2019
Actual Asset Allocations:
Equity securities	59%	56%	63%	61%
Debt securities	36%	39%	36%	38%
Real Estate Funds	5%	5%	—%	—%
Cash equivalents	—%	—%	1%	1%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2020 and 2019.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2020 and 2019.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2020 and 2019:

	Net Asset Value as of December 31, 2020
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$589	—	N/A	N/A
Fixed income fund	$76,221	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,837	—	Daily	Daily
U.S. large cap funds	53,677	—	Daily	Daily
International funds	50,488	—	Daily	Daily
Total equity funds	126,002	—
Real estate funds	10,335	—	Daily	Daily
Total	$213,147	—

	Net Asset Value as of December 31, 2019
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$600	—	N/A	N/A
Fixed income fund	74,123	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	17,865	—	Daily	Daily
U.S. large cap funds	47,132	—	Daily	Daily
International funds	43,778	—	Daily	Daily
Total equity funds	108,775
Real estate funds	8,979	—	Daily	Daily
Total	$192,477	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan's investment assets measured at fair value as of December 31, 2020 and 2019:

	Fair Value as of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$169	—	—	$169
Fixed income	4,436	—	—	4,436
U.S. equity securities	7,707	—	—	7,707
Total investments measured at fair value	$12,312	—	—	$12,312

	Fair Value as of December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$69	—	—	$69
Fixed income	4,279	—	—	4,279
U.S. equity securities	6,923	—	—	6,923
Total investments measured at fair value	$11,271	—	—	$11,271
Plan Contributions:
During 2020, Registrant contributed $3.7 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $3.6 million to its pension plan in 2021.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA's funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2020 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2021	$8,572	$486
2022	9,262	503
2023	9,880	516
2024	10,494	489
2025	11,142	476
Thereafter	63,680	1,813
Total	$113,030	$4,283
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
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2020 and 2019 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2021 starts at 5.2% grading down to 4.4% in 2036 for those under age 65, and at 4.3% grading down to 4.0% in 2025 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2020, the balance in the Rabbi Trust totaled $25.9 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2020 and 2019:

	Fair Value as of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$8	—	—	$8
Fixed income securities	10,201	—	—	10,201
Equity securities	15,703	—	—	15,703
Total investments measured at fair value	$25,912	—	—	$25,912

	Fair Value as of December 31, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$72	—	—	$72
Fixed income securities	8,427	—	—	8,427
Equity securities	13,054	—	—	13,054
Total investments measured at fair value	$21,553	—	—	$21,553
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2020 and 2019:

(dollars in thousands)	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$29,703	$24,517
Service cost	1,029	1,193
Interest cost	988	1,069
Actuarial (gain) loss	5,479	3,419
Benefits paid	(597)	(495)
Benefit obligation at end of year	$36,602	$29,703
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(36,602)	$(29,703)

(in thousands)	2020	2019
Amounts recognized on the balance sheets:
Current liabilities	$(602)	$(609)
Non-current liabilities	(36,000)	(29,094)
Net amount recognized	$(36,602)	$(29,703)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	12,988	8,352
Regulatory assets	12,988	8,352
Unfunded accrued cost	23,614	21,351
Net liability recognized	$36,602	$29,703

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$8,352	$5,403
Net (gain) loss	5,479	3,419
Amortization of prior service credit	—	—
Amortization of net loss	(843)	(470)
Total change in regulatory asset	4,636	2,949
Regulatory asset at end of year	$12,988	$8,352

Net periodic pension cost	$2,860	$2,733
Change in regulatory asset	4,636	2,949
Total recognized in net periodic pension and regulatory asset	$7,496	$5,682

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$36,602	$29,703
Accumulated benefit obligation	30,428	26,251
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.52%	3.36%
Rate of compensation increase	4.00%	4.00%
The components of SERP expense, before allocation to the overhead pool, for 2020, 2019 and 2018 are as follows:

(dollars in thousands, except percent)	2020	2019	2018
Components of Net Periodic Benefits Cost:
Service cost	$1,029	$1,193	$1,096
Interest cost	988	1,069	888
Amortization of prior service cost	—	—	—
Amortization of net loss	843	471	1,049
Net periodic pension cost	$2,860	$2,733	$3,033

Weighted-average assumptions used to determine net periodic cost:
Discount rate	3.36%	4.40%	3.72%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2020 for the next five years and thereafter are as follows (in thousands):

2021	$602
2022	792
2023	787
2024	1,039
2025	1,029
Thereafter	11,937
Total	$16,186
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2020, 2019 and 2018 were $2.7 million, $2.5 million and $2.4 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2020, 2019 and 2018 were $1.9 million, $1.6 million and $1.3 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2020, AWR had three active stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2013 non-employee directors plans for its Board of Directors, each more fully described below.
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
The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, performance awards may vest following a change in control if the Company terminates the grantee other than for cause or the employee terminates employment for good reason. The amount of the payment for performance awards granted will be at target in the event of death or a termination of employment (other than for cause) by the Company or termination by the employee for good reason within 24 months after a change in control. In all other circumstances, adjustments will be made to the amount of the payment to take into account the shortened performance period
2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. New grants may not be made under the 2003 directors plan. Under the 2013 non-employee directors plan, non-employee directors are entitled to receive restricted stock units equal to two times the then current annual retainer for services as a director divided by the fair market value of AWR's Common Shares on the date preceding the annual meeting. Such units are convertible to AWR's Common Shares 90 days after the grant date.
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
The following table presents share-based compensation expenses for the years ended December 31, 2020, 2019 and 2018.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR's and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Stock-based compensation related to:
Restricted stock units	$2,463	$2,517	$3,851	$2,349	$2,253	$3,397
Total stock-based compensation expense	$2,463	$2,517	$3,851	$2,349	$2,253	$3,397
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2020, 2019 and 2018 was $299,000, $265,000 and $199,000, respectively, for both AWR and GSWC. For the years ended December 31, 2020, 2019 and 2018, approximately $1.2 million, $1.8 million and $1.6 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
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
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2020	75,071	$46.92
Granted	19,307	86.41
Vested	(23,713)	58.56
Forfeited	(1,326)	78.24
Restricted share units at December 31, 2020	69,339	$53.33
As of December 31, 2020, there was approximately $587,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.21 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2020, 2019 and 2018, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if specified performance goals are met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount, which varies by target, depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2020, 2019 and 2018 included various performance-based conditions and one market-based condition related to total shareholder return ("TSR") that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2020	84,649	$51.85
Granted	16,375	89.15
Performance criteria adjustment	(670)	38.14
Vested	(41,434)	44.80
Forfeited	(960)	82.47
Performance awards at December 31, 2020	57,960	$66.40
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2020, $122,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.91 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $3.8 million as of December 31, 2020.  Included in the $3.8 million is a commitment of $1.9 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.9 million is for commitments for purchased water with other third parties, which expire from 2025 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2020 are as follows (in thousands):

2021	$426
2022	426
2023	426
2024	426
2025	383
Thereafter	1,675
Total	$3,762

Bear Valley Electric Service, Inc.:
Purchased Power Contracts:
Generally, BVESI purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  BVESI began taking power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2020, BVESI's commitments under these contracts totaled approximately $20.1 million.
Renewables Portfolio Standard:
BVESI is subject to the renewables portfolio standard (“RPS”) law, which requires BVESI to meet certain targets for purchases of energy from qualified renewable energy resources. BVESI has an agreement with a third party to purchase renewable energy credits (“RECs”) whereby BVESI agreed to purchase approximately 578,000 RECs over a ten-year period through 2023, which will be used towards BVESI meeting California's RPS requirements. As of December 31, 2020, BVESI has purchased sufficient RECs to be in compliance for all periods through 2020. Accordingly, management does not believe any provision for loss or potential penalties is required as of December 31, 2020. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2020.
See Note 16 for Registrant’s future minimum payments under long-term non-cancelable operating leases.
Note 15 - Contingencies
Environmental Clean-Up and Remediation:
GSWC has been involved in environmental remediation and cleanup at one of its plant sites that contained an underground storage tank, which was used to store gasoline for its vehicles. This tank was removed from the ground in July 1990 along with the dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at this site.  Analysis indicates that offsite monitoring wells may also be necessary to document effectiveness of remediation.
As of December 31, 2020, the total spent to clean-up and remediate the plant site was approximately $6.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2020, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for 2 years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
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
Note 16 — Leases
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2020, Registrant has right-of-use assets of $11.1 million, short-term operating lease liabilities of $2.0 million and long-term operating lease liabilities of $9.6 million.
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
Registrant's supplemental lease information for the year ended December 31, 2020 is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019

Operating lease costs	$2,873	$3,166
Short-term lease costs	143	159

Weighted average remaining lease term (in years)	6.62	7.24
Weighted-average discount rate	3.6%	3.5%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$27	$18,034
For the years 2020, 2019 and 2018, Registrant’s consolidated rent expense was approximately $2.6 million, $2.8 million and $2.5 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases are as follows (in thousands):

December 31, 2020
2021	$2,561
2022	2,318
2023	1,825
2024	1,503
2025	1,324
Thereafter	3,925
Total lease payments	13,456
Less: imputed interest	1,807
Total lease obligations	11,649
Less: current obligations	2,013
Long-term lease obligations	$9,636
The consolidated operations of AWR and the operations of GSWC in regard to future minimum payments under long-term non-cancelable operating leases are not materially different.

Note 17 - Business Segments
AWR has 3 reportable segments, water, electric and contracted services. Since July 1, 2020, GSWC has 1 segment, water. Prior to July 1, 2020, GSWC also had an electric segment. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, now a wholly owned direct subsidiary of AWR. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2020, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements (Note 20). On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and note receivables therefrom, and deferred taxes.
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
The tables below set forth information relating to the water and electric operating segments, ASUS and the Military Utility Privatization Subsidiaries and other matters. The utility plant balances are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC and BVESI.

	As Of And For The Year Ended December 31, 2020
				AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$330,637	$37,024	$120,582	$—	$488,243
Operating income (loss)	97,896	10,303	22,309	(9)	130,499
Interest expense, net	20,312	584	(496)	330	20,730
Utility Plant	1,400,489	89,308	22,246	—	1,512,043
Depreciation and amortization expense (1)	30,969	2,479	3,402	—	36,850
Income tax expense (benefit)	20,515	2,689	5,201	(208)	28,197
Capital additions	107,355	18,393	4,675	—	130,423

	As Of And For The Year Ended December 31, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$319,830	$39,548	$114,491	$—	$473,869
Operating income (loss)	93,895	11,197	21,990	(9)	127,073
Interest expense, net	20,304	1,228	(734)	539	21,337
Utility Plant	1,322,062	72,680	20,963	—	1,415,705
Depreciation and amortization expense (1)	29,956	2,485	2,956	—	35,397
Income tax expense/(benefit)	17,295	2,882	5,202	(709)	24,670
Capital additions	131,353	11,499	9,088	—	151,940

	As Of And For The Year Ended December 31, 2018
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$295,258	$34,350	$107,208	$—	$436,816
Operating income	74,342	6,220	20,414	7	100,983
Interest expense, net	18,403	1,328	(327)	451	19,855
Utility Plant	1,218,468	62,624	15,218	—	1,296,310
Depreciation and amortization expense (1)	36,137	2,258	2,030	—	40,425
Income tax expense/(benefit)	12,391	1,212	4,939	(525)	18,017
Capital additions	110,934	5,420	10,207	—	126,561
____________________________

(1)      Depreciation computed on regulated utilities' transportation equipment is recorded in other operating expenses and totaled $353,000, $316,000 and $238,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2020	2019
Total utility plant	$1,512,043	$1,415,705
Other assets	279,560	225,626
Total consolidated assets	$1,791,603	$1,641,331

Note 18 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant's trade and other receivables, be based on expected credit losses rather than incurred losses.
Registrant's allowance for doubtful accounts as of December 31, 2020 was developed based on the observed effects of the economic impact from the COVID-19 pandemic on GSWC's and BVESI's aging of utility customer accounts receivable, as well as economic data and other considerations that may impact customers' ability to pay their bills. Management also took into consideration the impact of the CPUC's order to suspend, through June 30, 2021, service disconnections for nonpayment, which is expected to have the effect of increasing delinquent customer accounts receivable during the COVID-19 pandemic. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery.
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
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2020, 2019, and 2018 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of year	$916	$951	$1,041
Provision charged to expense	5,016	609	841
Accounts written off, net of recoveries	(616)	(644)	(931)
Balance at end of year	$5,316	$916	$951

Allowance for doubtful accounts related to accounts receivable-customer	$5,263	$857	$892
Allowance for doubtful accounts related to other accounts receivable	53	59	59
Total allowance for doubtful accounts	$5,316	$916	$951

	GSWC
	December 31,
(dollars in thousands)	2020	2019	2018
Balance at beginning of year	$916	$951	$865
Provision charged to expense	4,703	607	850
Balance transfer to BVESI (Note 20)	(79)	—	—
Accounts written off, net of recoveries	(580)	(642)	(764)
Balance at end of year	$4,960	$916	$951

Allowance for doubtful accounts related to accounts receivable-customer	$4,907	$857	$892
Allowance for doubtful accounts related to other accounts receivable	53	59	59
Total allowance for doubtful accounts	$4,960	$916	$951
Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Taxes and Interest Paid:
Income taxes paid, net	$13,684	$22,496	$21,084	$8,184	$17,206	$19,448
Interest paid, net of capitalized interest	19,941	25,080	23,471	19,681	23,925	22,721

Non-Cash Transactions:
Accrued payables for investment in utility plant	27,861	23,736	27,403	25,633	23,736	27,403
Property installed by developers and conveyed	3,102	6,220	2,082	3,102	6,220	2,082
Transfer of electric segment net assets (net of cash) for BVESI common shares (Note 20)	—	—	—	71,324	—	—
Distribution of BVESI common shares to AWR parent (Note 20)	—	—	—	71,344	—	—

Note 20 — Completion of Electric Utility Reorganization Plan
On July 1, 2020, GSWC completed the transfer of approximately $71.3 million in net assets and equity (based on their recorded amounts) from its electric utility division to BVESI in exchange for common shares of BVESI of equal value. This was a non-cash transaction, and no gain or loss was recognized. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization did not result in any substantive changes to AWR's operations or business segments. In addition, pursuant to federal and state tax law, the exchange and distribution qualify as a tax-free reorganization; consequently, no income tax liability was triggered for the AWR consolidated group or any of its members.
The transfer between GSWC and BVESI, both wholly owned subsidiaries of AWR, is considered a common control transaction. Although the electric utility division was considered a separate business segment and component of GSWC, the transfer did not qualify as a discontinued operation based on management's assessment of the applicable accounting guidance. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2020, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's statement of income for 2020 includes the electric segment's results through June 30, 2020.

The table below sets forth selected information relating to the electric segment's results of operations for the six months ended December 31, 2020 and 2019, and its cash flows for the six months ended December 31, 2020 (in thousands):

	Six Months Ended December 31,
	2020	2019 (1)
	(Subsidiary of AWR)	(Division of GSWC)
Electric revenues	$18,377	$21,510
Operating expenses	13,074	13,153
Operating income	5,303	8,357

Net income	$3,870	$5,422

Six Months Ended December 31, 2020
(Subsidiary of AWR)

Net cash provided from operating activities	$1,887

Net cash used in investing activities (capital expenditures)	(9,339)

Net cash provided from financing activities (2)	7,799

Net change in cash and cash equivalents	347
Cash and cash equivalents, beginning of period	20
Cash and cash equivalents, end of period	$367
(1)    Operating income for the six months ended December 31, 2019 included the retroactive impact of the CPUC's August 2019 final decision on the electric general rate case, which totaled approximately $3.7 million for periods prior to July 1, 2019.
(2)    Effective July 1, 2020, BVESI entered into a 3-year, $35.0 million revolving credit facility agreement with a bank and began borrowing under this facility. As of December 31, 2020, there was $20.2 million outstanding under this new facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million. Offsetting the increase from borrowings under this credit facility was dividends in the amount of $12.4 million that were paid to AWR by BVESI during the fourth quarter of 2020.

Note 21 — Selected Quarterly Financial Data (Unaudited)
The quarterly financial information presented below is unaudited. Registrant's business is seasonal, and it is management’s opinion that comparisons of earnings for the quarterly periods do not reflect overall trends and changes in Registrant’s operations.

	AWR
	For The Year Ended December 31, 2020
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$109,077	$121,278	$133,688	$124,200	$488,243
Operating income	25,699	35,716	39,807	29,277	130,499
Net income	14,072	25,612	26,530	20,211	86,425
Basic earnings per share	0.38	0.69	0.72	0.55	2.34
Diluted earnings per share	0.38	0.69	0.72	0.54	2.33

	GSWC
	For The Year Ended December 31, 2020
(in thousands)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1)	Year (1)
Operating revenues	$82,392	$94,753	$98,701	$73,438	$349,284
Operating income	22,092	30,175	33,149	17,480	102,896
Net income	11,202	20,919	21,143	11,707	64,971

	AWR
	For The Year Ended December 31, 2019
(in thousands, except per share amounts)	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter	Year
Operating revenues	$101,733	$124,647	$134,496	$112,993	$473,869
Operating income	20,195	39,430	42,724	24,724	127,073
Net income	12,852	26,784	28,006	16,700	84,342
Basic earnings per share	0.35	0.72	0.76	0.45	2.28
Diluted earnings per share	0.35	0.72	0.76	0.45	2.28

	GSWC
	For The Year Ended December 31, 2019
(in thousands)	First Quarter	Second Quarter (2)	Third Quarter (3)	Fourth Quarter	Year
Operating revenues	$75,352	$95,548	$107,245	$81,233	$359,378
Operating income	15,327	34,037	36,982	18,746	105,092
Net income	9,022	22,298	23,362	11,981	66,663

(1)    As a result of GSWC's transfer of electric net assets to BVESI, from July 1, 2020 onward, operating results of the electric segment are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's operating revenues, operating income and net income for 2020 includes the electric segment's results through June 30, 2020.
(2)    The second quarter of 2019 includes approximately $4.0 million of operating income related to the first quarter of 2019 as a result of the     final CPUC decision on the water general rate case, which was received in May 2019 and was retroactive to January 1, 2019.
(3)    The third quarter of 2019 includes the retroactive impact of the final decision on the electric general rate case approved by the CPUC in August 2019, which was retroactive to January 1, 2018. Included in the third quarter of 2019 results are approximately $1.4 million of pretax income related to the first two quarters of 2019 and approximately $2.3 million of pretax income related to 2018.

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2020.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Authorized for Issuance under Equity Compensation Plans:
AWR has made stock awards to its executive officers and managers under the 2008 and 2016 employee plans. It has also made stock awards to its non-employee directors under the 2003 and 2013 director plans. Information regarding the securities, which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2020. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by shareholders	174,128	N/A	1,239,323
Equity compensation plans not approved by shareholders	—	—	—
Total	174,128	N/A	1,239,323
____________________________

(1)Amount shown in this column consists of 29,480 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 104,789 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan and 39,859 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.
(2)As of December 31, 2020 there were no options outstanding.
(3)Amount shown in this column consists of 193,528 shares available under the 2003 directors plan, 115,628 shares available under the 2013 directors plan, and 930,167 shares available under the 2016 employee plan. There were no securities to be issued under the 2013 directors plan outstanding at December 31, 2020. The only shares that may be issued under the 2003 directors plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units granted under the 2003 directors plan. No additional stock awards may be granted under the 2003 directors plan. There were 39,859 shares to be issued upon death or retirement of a director under the 2003 directors plan were deducted from the last column since all outstanding restricted stock units will in all events be issued. There were 134,269 shares to be issued under the 2016 employee plan to be issued upon vesting of restricted stock units and performance shares that were not deducted from the last column. Under the terms of the 2016 employee plan, all grants of awards under the 2016 employee plan are deducted from the number of securities available for issuance regardless of whether or not the awards are paid out.

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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	118.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.
(b)    Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.18	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.19	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.20	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.21	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.22	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.23
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.24	2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2020 (2)

10.25	Form of Award Agreement for the 2020 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2020 (2)

10.26	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		February 22, 2021
Anne M. Holloway
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 22, 2021
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 22, 2021
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ JAMES L. ANDERSON		February 22, 2021
James L. Anderson
Director of AWR and GSWC

/s/SARAH. J. ANDERSON		February 22, 2021
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 22, 2021
Diana M. Bontá
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 22, 2021
John R. Fielder
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		February 22, 2021
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		February 22, 2021
C. James Levin
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 22, 2021
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
Assets

Cash and equivalents	$441	$310
Income taxes receivable	72	—
Intercompany note receivables	32,819	185,094
Total current assets	33,332	185,404

Investments in subsidiaries	716,627	616,725
Deferred taxes and other assets	9,757	9,548
Total assets	$759,716	$811,677

Liabilities and Capitalization

Notes payable to bank	$—	$5,000
Income taxes payable	2,123	3,259
Other liabilities	272	274
Total current liabilities	2,395	8,533

Notes payable to bank	114,000	200,000
Deferred taxes and other liabilities	1,648	1,614
Total other liabilities	115,648	201,614

Common shareholders’ equity	641,673	601,530
Total capitalization	641,673	601,530

Total liabilities and capitalization	$759,716	$811,677

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	90	314	305
Income before equity in earnings of subsidiaries and income taxes	(90)	(314)	(305)

Equity in earnings of subsidiaries	86,307	83,947	63,651

Income before income taxes	86,217	83,633	63,346

Income tax benefit	(208)	(709)	(525)

Net income	$86,425	$84,342	$63,871

Weighted Average Number of Common Shares Outstanding	36,880	36,814	36,733
Basic Earnings Per Common Share	$2.34	$2.28	$1.73

Weighted Average Number of Diluted Common Shares Outstanding	36,995	36,964	36,936
Fully Diluted Earnings per Common Share	$2.33	$2.28	$1.72

Dividends Paid Per Common Share	1.280	$1.160	$1.060

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities	$47,307	$40,459	$79,877

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	151,000	(107,500)	(30,500)
Increase in investment of subsidiary	(60,000)	—	(47,500)
Net cash provided (used) in investing activities	91,000	(107,500)	(78,000)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	30	519	546
Net change in notes payable to banks	(91,000)	109,500	36,500
Proceeds from note payable to GSWC	(6,000)	—	—
Repayment of note payable to GSWC	6,000	—	—
Dividends paid	(47,206)	(42,702)	(38,937)
Net cash (used) provided in financing activities	(138,176)	67,317	(1,891)

Change in cash and equivalents	131	276	(14)
Cash and equivalents at beginning of period	310	34	48

Cash and equivalents at the end of period	$441	$310	$34

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation
The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly owned subsidiaries, Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. ("BVESI") and American States Utility Services, Inc. ("ASUS"), except that all subsidiaries are accounted for as equity method investments.
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $200.0 million revolving credit facility. AWR (parent) borrows under this facility and provides funds to GSWC and ASUS in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
In October 2020, AWR (parent) issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR (parent) may borrow from GSWC amounts up to $30 million for working capital purposes. AWR (parent) agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. In November 2020, AWR (parent) borrowed $6 million from GSWC under the terms of the note, which was subsequently repaid in December. As of December 31, 2020, there were no amounts outstanding under this note.
AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.
Note 2 — Note Payable to Banks
AWR currently has access to a $200.0 million credit facility expiring in May 2023 in order to provide funds to GSWC and ASUS in support of their operations on terms that are similar to that of the credit facility. During 2019 and 2020, AWR amended the credit facility to temporarily increase the borrowing capacity as high as $260.0 million in order to meet the operational needs of GSWC and ASUS. Following the issuance of GSWC’s long-term debt in July 2020, AWR reduced the aggregate borrowing capacity to $200.0 million pursuant to the terms of that credit facility agreement. At December 31, 2020, there was $134.2 million outstanding under the credit facility.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, primarily for GSWC, in the aggregate amount of $455,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and Euro rate margins.  In June 2020, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating with a stable outlook on both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default).
AWR’s (parent) borrowing activities (excluding letters of credit) for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
(in thousands, except percent)	2020	2019
Balance Outstanding at December 31,	$114,000	$205,000
Interest Rate at December 31,	1.19%	2.44%
Average Amount Outstanding	160,495	$167,392
Weighted Average Annual Interest Rate	1.47%	2.88%
Maximum Amount Outstanding	$249,000	$205,500
All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2020, 2019 and 2018, AWR was in compliance with these covenants. As of December 31, 2020, AWR had an interest coverage ratio of 7.74 times interest expense, a debt ratio of 0.47 to 1.00 and a debt rating of A+ by S&P.

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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amount of $47.3 million, $42.7 million and $79.0 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2020, 2019 and 2018, respectively.