Form 10-Q
period 2021-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2021-05-03
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021

or

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
As of April 30, 2021, the number of Common Shares outstanding of American States Water Company was 36,913,017 shares. As of April 30, 2021, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2020 filed with the SEC. Please consider our forward-looking statements in light of these risks as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2021	December 31, 2020
Property, Plant and Equipment
Regulated utility plant, at cost	$2,080,048	$2,043,791
Non-utility property, at cost	37,053	36,578
Total	2,117,101	2,080,369
Less - Accumulated depreciation	(574,678)	(568,326)
Net property, plant and equipment	1,542,423	1,512,043

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	35,811	35,318
Total other property and investments	36,927	36,434

Current Assets
Cash and cash equivalents	6,951	36,737
Accounts receivable — customers (less allowance for doubtful accounts of $6,478 in 2021 and $5,263 in 2020)	22,016	29,162
Unbilled receivable	23,315	25,836
Receivable from the U.S. government (Note 2)	23,606	25,182
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	2,574	3,960
Income taxes receivable	68	103
Materials and supplies, at weighted average cost	8,751	8,619
Regulatory assets — current	10,628	13,088
Prepayments and other current assets	10,028	5,555
Unrealized gains on purchased power contracts	1,224	—
Contract assets	9,751	8,873
Total current assets	118,912	157,115

Other Assets
Unbilled revenue- receivable from U.S. government	9,305	9,945
Receivable from the U.S. government ( Note 2)	52,373	49,488
Contract assets (Note 2)	3,975	1,384
Operating lease right-of-use assets	10,718	11,146
Regulatory assets	7,635	3,451
Other	10,553	10,597
Total other assets	94,559	86,011

Total Assets	$1,792,821	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2021	December 31, 2020
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,913,017 shares in 2021 and 36,889,103 shares in 2020	$257,528	$256,666
Earnings reinvested in the business	391,865	385,007
Total common shareholders’ equity	649,393	641,673
Long-term debt	440,326	440,348
Total capitalization	1,089,719	1,082,021

Current Liabilities
Long-term debt — current	364	358
Accounts payable	57,360	63,788
Income taxes payable	6,474	6,783
Accrued other taxes	9,888	11,902
Accrued employee expenses	18,138	15,122
Accrued interest	7,277	4,832
Unrealized loss on purchased power contracts	—	1,537
Contract liabilities	1,049	1,800
Operating lease liabilities	2,010	2,013
Other	10,450	10,437
Total current liabilities	113,010	118,572

Other Credits
Notes payable to bank	129,000	134,200
Advances for construction	65,622	63,374
Contributions in aid of construction - net	141,366	140,332
Deferred income taxes	131,894	131,172
Unamortized investment tax credits	1,206	1,224
Accrued pension and other postretirement benefits	96,201	95,639
Operating lease liabilities	9,159	9,636
Other	15,644	15,433
Total other credits	590,092	591,010

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,792,821	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2021 AND 2020
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
Operating Revenues
Water	$75,029	$71,424
Electric	11,539	10,968
Contracted services	30,492	26,685
Total operating revenues	117,060	109,077

Operating Expenses
Water purchased	15,239	14,092
Power purchased for pumping	2,145	1,859
Groundwater production assessment	4,440	4,148
Power purchased for resale	3,198	3,043
Supply cost balancing accounts	(2,427)	(2,165)
Other operation	8,217	8,486
Administrative and general	22,053	22,950
Depreciation and amortization	9,560	8,811
Maintenance	2,662	3,884
Property and other taxes	5,940	5,159
ASUS construction	15,704	13,111
Total operating expenses	86,731	83,378

Operating Income	30,329	25,699

Other Income and Expenses
Interest expense	(6,258)	(6,050)
Interest income	455	558
Other, net	656	(2,234)
Total other income and expenses, net	(5,147)	(7,726)

Income before income tax expense	25,182	17,973

Income tax expense	5,914	3,901

Net Income	$19,268	$14,072

Weighted Average Number of Common Shares Outstanding	36,898	36,860
Basic Earnings Per Common Share	$0.52	$0.38

Weighted Average Number of Diluted Shares	36,993	36,969
Fully Diluted Earnings Per Common Share	$0.52	$0.38

Dividends Declared Per Common Share	$0.335	$0.305

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2020	36,889	256,666	385,007	$641,673
Add:
Net income			19,268	19,268
Exercise of stock options and other issuances of Common Shares	24	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		813		813
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			12,361	12,361
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2021	36,913	$257,528	$391,865	$649,393

	Three Months Ended March 31, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2019	36,847	$255,566	$345,964	$601,530
Add:
Net income			14,072	14,072
Exercise of stock options and other issuances of Common Shares	37	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		193		193
Dividend equivalent rights on stock-based awards not paid in cash		52		52
Deduct:
Dividends on Common Shares			11,242	11,242
Dividend equivalent rights on stock-based awards not paid in cash			52	52
Balances at March 31, 2020	36,884	$255,841	$348,742	$604,583

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$19,268	$14,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,656	8,892
Provision for doubtful accounts	255	273
Deferred income taxes and investment tax credits	(343)	574
Stock-based compensation expense	1,930	1,844
(Gain) loss on investments held in a trust	(628)	2,413
Other — net	104	110
Changes in assets and liabilities:
Accounts receivable — customers	5,711	(4,085)
Unbilled receivable	3,161	1,417
Other accounts receivable	1,386	64
Receivables from the U.S. government	(1,015)	704
Materials and supplies	(132)	(914)
Prepayments and other assets	(4,026)	(3,400)
Contract assets	(3,763)	(3,716)
Regulatory assets	(3,493)	(2,976)
Accounts payable	(7,267)	(4,112)
Income taxes receivable/payable	(274)	3,326
Contract liabilities	(751)	(492)
Accrued pension and other postretirement benefits	1,796	1,306
Other liabilities	3,101	354
Net cash provided	24,676	15,654

Cash Flows From Investing Activities:
Capital expenditures	(37,093)	(33,544)
Other investing activities	113	167
Net cash used	(36,980)	(33,377)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	30
Receipt of advances for and contributions in aid of construction	2,016	3,522
Refunds on advances for construction	(569)	(591)
Retirement or repayments of long-term debt	(99)	(92)
Net change in notes payable to banks	(5,200)	27,000
Dividends paid	(12,361)	(11,242)
Other financing activities	(1,269)	(1,809)
Net cash (used) provided	(17,482)	16,818
Net change in cash and cash equivalents	(29,786)	(905)
Cash and cash equivalents, beginning of period	36,737	1,334
Cash and cash equivalents, end of period	$6,951	$429

Non-cash transactions:
Accrued payables for investment in utility plant	$28,700	$15,748
Property installed by developers and conveyed	$2,761	$856

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2021	December 31, 2020
Utility Plant
Utility plant, at cost	$1,933,425	$1,902,772
Less - Accumulated depreciation	(507,250)	(502,283)
Net utility plant	1,426,175	1,400,489

Other Property and Investments	33,736	33,240

Current Assets
Cash and cash equivalents	2,452	35,578
Accounts receivable-customers (less allowance for doubtful accounts of $5,887 in 2021 and $4,907 in 2020)	19,707	26,920
Unbilled receivable	17,805	19,330
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	1,792	3,255
Intercompany receivable	1,113	1,107
Materials and supplies, at average cost	3,926	3,659
Regulatory assets — current	10,291	11,325
Prepayments and other current assets	6,632	4,114
Total current assets	63,718	105,288

Other Assets
Note receivable from AWR parent	12,000	—
Operating lease right-of-use assets	10,573	11,103
Regulatory assets	5,939	1,048
Other	9,582	9,614
Total other assets	38,094	21,765

Total Assets	$1,561,723	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2021	December 31, 2020
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2021 and 2020	$355,733	$354,906
Earnings reinvested in the business	228,178	228,392
Total common shareholder’s equity	583,911	583,298
Long-term debt	440,326	440,348
Total capitalization	1,024,237	1,023,646

Current Liabilities
Long-term debt — current	364	358
Accounts payable	39,835	45,613
Accrued other taxes	8,333	10,382
Accrued employee expenses	14,639	12,351
Accrued interest	6,972	4,545
Income taxes payable to Parent	4,221	4,612
Operating lease liabilities	1,969	1,956
Other	9,408	9,403
Total current liabilities	85,741	89,220

Other Credits
Advances for construction	65,602	63,354
Contributions in aid of construction — net	139,732	138,691
Deferred income taxes	125,062	124,581
Unamortized investment tax credits	1,206	1,224
Accrued pension and other postretirement benefits	96,096	95,570
Operating lease liabilities	9,095	9,636
Other	14,952	14,860
Total other credits	451,745	447,916

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,561,723	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2021 AND 2020
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating Revenues
Water	$75,029	$71,424
Electric (Note 11)	—	10,968
Total operating revenues	75,029	82,392

Operating Expenses (Note 11)
Water purchased	15,239	14,092
Power purchased for pumping	2,145	1,859
Groundwater production assessment	4,440	4,148
Power purchased for resale	—	3,043
Supply cost balancing accounts	(2,920)	(2,165)
Other operation	5,813	6,630
Administrative and general	14,435	16,838
Depreciation and amortization	8,062	8,029
Maintenance	1,740	3,193
Property and other taxes	5,016	4,633
Total operating expenses	53,970	60,300

Operating Income (Note 11)	21,059	22,092

Other Income and Expenses
Interest expense	(5,798)	(5,777)
Interest income	87	318
Other, net	651	(2,203)
Total other income and expenses, net	(5,060)	(7,662)

Income before income tax expense	15,999	14,430

Income tax expense	3,768	3,228

Net Income (Note 11)	$12,231	$11,202

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2020	170	$354,906	$228,392	$583,298
Add:
Net income			12,231	12,231
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		782		782
Dividend equivalent rights on stock-based awards not paid in cash		45		45
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			45	45
Balances at March 31, 2021	170	$355,733	$228,178	$583,911

	Three Months Ended March 31, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			11,202	11,202
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		254		254
Dividend equivalent rights on stock-based awards not paid in cash		46		46
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			46	46
Balances at March 31, 2020	165	$294,054	$257,340	$551,394

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$12,231	$11,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,126	8,111
Provision for doubtful accounts	221	273
Deferred income taxes and investment tax credits	(505)	542
Stock-based compensation expense	1,790	1,706
(Gain) loss on investments held in a trust	(628)	2,413
Other — net	83	70
Changes in assets and liabilities:
Accounts receivable — customers	6,033	(4,085)
Unbilled receivable	1,525	1,209
Other accounts receivable	1,463	(31)
Materials and supplies	(267)	(788)
Prepayments and other assets	(1,956)	(2,246)
Regulatory assets	(3,165)	(2,976)
Accounts payable	(5,674)	(1,427)
Intercompany receivable/payable	8	(398)
Income taxes receivable/payable from/to Parent	(391)	2,686
Accrued pension and other postretirement benefits	1,760	1,306
Other liabilities	2,145	376
Net cash provided	22,799	17,943

Cash Flows From Investing Activities:
Capital expenditures	(31,824)	(32,013)
Note receivable from AWR parent	(23,000)	—
Receipt of payment of note receivable from AWR parent	11,000	—
Other investing activities	109	121
Net cash used	(43,715)	(31,892)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,013	3,522
Refunds on advances for construction	(569)	(591)
Retirement or repayments of long-term debt	(99)	(92)
Net change in intercompany borrowings	—	24,000
Dividends paid	(12,400)	(11,250)
Other financing activities	(1,155)	(1,610)
Net cash (used) provided	(12,210)	13,979

Net change in cash and cash equivalents	(33,126)	30
Cash and cash equivalents, beginning of period	35,578	401
Cash and cash equivalents, end of period	$2,452	$431

Non-cash transactions:
Accrued payables for investment in utility plant	$25,529	$15,748
Property installed by developers and conveyed	$2,761	$856
The accompanying notes are an integral part of these financial statements

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. ("BVESI"), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. ("ECUS"), and Fort Riley Utility Services, Inc. ("FRUS")).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries”. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR (Note 11). This reorganization did not result in any substantive changes to AWR's operations and business segments. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
 GSWC and BVESI are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 262,000 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,500 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to initial 50-year firm fixed-price contracts. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.
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
 The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2020 filed with the SEC.
Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVESI of approximately $799,000 during the three months ended March 31, 2021. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.5 million and $1.4 million during the three months ended March 31, 2021 and 2020, respectively.

AWR borrows under a $200.0 million credit facility, which expires in May 2023, and provides funds to GSWC and ASUS in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of March 31, 2021, there was $107.0 million outstanding under this facility. BVESI has a separate $35 million revolving credit facility, which expires in July 2023. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15 million. As of March 31, 2021, there was $22.0 million outstanding under this facility.
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. The next 24-month period in which GSWC is required to completely pay down its intercompany borrowings is at the end of March 2023 since GSWC had zero borrowings from AWR as of March 31, 2021.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. As of March 31, 2021, there was $12.0 million outstanding under this note reflected as a non-current asset on GSWC's balance sheet.
    COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials to the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI continue to include: (i) suspending service disconnections for nonpayment pursuant to CPUC and state orders, and (ii) telecommuting by employees. In February 2021, the CPUC adopted a resolution that extended the existing emergency customer protections previously established by the CPUC through June 30, 2021, including the suspension of service disconnections for non-payment by electric utility customers in response to the on-going COVID-19 pandemic. For water utilities, the moratorium on service disconnections was implemented in response to an order by the governor of California, which we believe would require another action by the governor to cease the moratorium on service disconnections for our water customers. It is expected that the CPUC will work with the governor’s office to coordinate the lifting of the moratorium for water utility customers consistent with the electric customers. The CPUC's February resolution did extend the COVID-19-related memorandum accounts established by GSWC and by BVESI to track incremental costs associated with complying with the resolution. In addition, the resolution required utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections. The goal of the transition plan is to effectively ease customers through a transition off the emergency customer protections by proactively communicating with customers to enroll in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. GSWC and BVESI filed their respective transition plans with the CPUC on April 1, 2021.
Initially and throughout 2020, the pandemic caused significant volatility on financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. In addition, due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), to be filed with the CPUC for future recovery. GSWC and BVESI have recorded a total of approximately $5.7 million in these accounts as regulatory assets, as it is believed such amounts are probable of recovery. CEMA and other emergency-type memorandum accounts are established as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
Accounting Pronouncements Adopted in 2021:
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The adoption of this guidance effective January 1, 2021 did not have a material impact on Registrant's financial statements.

Note 2 — Revenues
Most of Registrant's revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities at GSWC and BVESI. ASUS's initial 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheets.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three months ended March 31, 2021 and 2020, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollar in thousands)	2021	2020
Water:
Tariff-based revenues	$74,288	$69,254
Surcharges (cost-recovery activities)	534	734
Other	517	495
Water revenues from contracts with customers	75,339	70,483
WRAM (over) under-collection (alternative revenue program)	(310)	941
Total water revenues	75,029	71,424

Electric:
Tariff-based revenues	11,677	10,032
Surcharges (cost-recovery activities)	202	258
Electric revenues from contracts with customers	11,879	10,290
BRRAM (over) under-collection (alternative revenue program)	(340)	678
Total electric revenues	11,539	10,968

Contracted services:
Water	18,883	14,701
Wastewater	11,609	11,984
Contracted services revenues from contracts with customers	30,492	26,685

Total AWR revenues	$117,060	$109,077
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollar in thousands)	March 31, 2021	December 31, 2020
Unbilled receivables	$13,302	$14,924
Receivable from the U.S. government	$75,979	$74,670
Contract assets	$13,726	$10,257
Contract liabilities	$1,049	$1,800
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

Revenues for the three months ended March 31, 2021, which were included in contract liabilities at the beginning of the period were $838,000. Contracted services revenues recognized during the three months ended March 31, 2021 from performance obligations satisfied in previous periods were not material.
As of March 31, 2021, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 34 to 47 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2021, GSWC and BVESI had approximately $22.9 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $78.0 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $9.7 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $65.4 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) a $1.2 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC and/or BVESI for which they have received or expect to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVESI consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable utility must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$16,580	$13,741
Costs deferred for future recovery on Aerojet case	6,544	6,751
Pensions and other post-retirement obligations (Note 8)	64,693	65,576
COVID-19 memorandum accounts	5,140	4,119
Excess deferred income taxes	(73,926)	(74,185)
Flow-through taxes, net	(9,013)	(9,722)
Other regulatory assets	10,739	10,670
Various refunds to customers	(4,527)	(4,577)
Total GSWC	$16,230	$12,373
BVESI
Derivative unrealized (gain) loss (Note 5)	(1,224)	1,537
Other regulatory assets	3,257	2,629
Total AWR	$18,263	$16,539
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2020 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2020.
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

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances, net of its MCBA, within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. GSWC has filed with the CPUC for recovery of its 2020 WRAM/MCBA balances. For the three months ended March 31, 2021 and 2020, surcharges (net of surcredits) of approximately $1.9 million and $2.2 million, respectively, were billed to customers to recover previously incurred net under-collections in the WRAM/MCBA accounts. During the three months ended March 31, 2021, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $4.7 million due primarily to higher-than-adopted supply costs currently in billed customer rates. As of March 31, 2021, GSWC had an aggregated regulatory asset of $16.6 million, which is comprised of a $1.4 million under-collection in the WRAM accounts and a $15.1 million under-collection in the MCBA accounts.
COVID-19 Memorandum Accounts:
The CPUC has approved GSWC's and BVESI's requests to activate COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), for the impact of the COVID-19 pandemic. The Company's response to the pandemic has included suspending service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Costs incurred by GSWC and BVESI in response to the COVID-19 pandemic, including bad debt expense in excess of what is included in their respective revenue requirements, are being included in the COVID-19-related memorandum accounts for future recovery. As of March 31, 2021, a total of $5.7 million in COVID-19 related incremental costs have been recorded as regulatory assets as GSWC and BVESI believe their respective costs are probable of recovery. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022.
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
BVESI Other CEMA Regulatory Asset: BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In April 2021, the administrative law judge issued a proposed decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The proposed decision does permit BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI did file a response to the proposed decision supporting BVESI's position. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and therefore, will plan on filing a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain as a regulatory asset at March 31, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. The CPUC allows CEMA accounts to be established following a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. However, if BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings for the write-off of this CEMA regulatory asset totaling $455,000. Although BVESI believes it has provided the necessary evidence to support recovery of its requested incremental CEMA costs, at this time, management cannot predict the final outcome of this matter.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net income	$19,268	$14,072
Less: (a) Distributed earnings to common shareholders	12,361	11,242
Distributed earnings to participating securities	37	37
Undistributed earnings	6,870	2,793

(b) Undistributed earnings allocated to common shareholders	6,850	2,784
Undistributed earnings allocated to participating securities	20	9
Total income available to common shareholders, basic (a)+(b)	$19,211	$14,026

Weighted average Common Shares outstanding, basic	36,898	36,860
Basic earnings per Common Share	$0.52	$0.38

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of March 31, 2021 and 2020 under these plans. At March 31, 2021 and 2020, there were 120,973 and 129,637 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Common shareholders earnings, basic	$19,211	$14,026
Undistributed earnings for dilutive stock-based awards	20	9
Total common shareholders earnings, diluted	$19,231	$14,035

Weighted average common shares outstanding, basic	36,898	36,860
Stock-based compensation (1)	95	109
Weighted average common shares outstanding, diluted	36,993	36,969

Diluted earnings per Common Share	$0.52	$0.38

(1)     All of the 120,973 and 129,637 restricted stock units at March 31, 2021 and 2020, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, AWR issued 23,914 related to restricted stock units. During the three months ended March 31, 2020, AWR issued 37,157 common shares related to restricted stock units and stock options for approximately $30,000, under Registrant’s stock incentive plans for employees.
During the three months ended March 31, 2021 and 2020, AWR paid $1.3 million and $1.8 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the three months ended March 31, 2021 and 2020, GSWC paid $1.2 million and $1.6 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2021 and 2020, AWR paid quarterly dividends of approximately $12.4 million, or $0.335 per share, and $11.2 million, or $0.305 per share, respectively. During the three months ended March 31, 2021 and 2020, GSWC paid dividends of $12.4 million and $11.3 million, respectively, to AWR during these periods.
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power is purchased under such contracts.  These contracts provide power at a fixed cost over approximately three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
These purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact AWR’s earnings. As of March 31, 2021, there was a $1.2 million unrealized gain recorded as a regulatory liability in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2021 was 445,573 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three months ended March 31, 2021 and 2020. The change in fair value was due to an increase in energy prices during the three months ended March 31, 2021.

	For The Three Months Ended March 31,
(dollars in thousands)	2021	2020
Fair value at beginning of the period	$(1,537)	$(3,171)
Unrealized gains (losses) on purchased power contracts	2,761	(1,109)
Fair value at end of the period	$1,224	$(4,280)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $26.5 million as of March 31, 2021. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2021 and December 31, 2020 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$444,172	$519,888	$444,271	$559,752
___________________
(1) Excludes debt issuance costs and redemption premiums.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 23.5% and 21.7% for the three months ended March 31, 2021 and 2020, respectively. GSWC's ETR was 23.6% and 22.4% for the three months ended March 31, 2021 and 2020, respectively.
The AWR and GSWC effective tax rates differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2021 and 2020; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan, and SERP for the three months ended March 31, 2021 and 2020 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$1,625	$1,408	$40	$47	$348	$244
Interest cost	1,712	1,954	31	56	229	247
Expected return on plan assets	(3,134)	(2,950)	(134)	(127)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	993	442	(287)	(199)	419	211
Net periodic benefits costs under accounting standards	1,305	963	(350)	(223)	996	702
Regulatory adjustment - deferred	(351)	(93)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$954	$870	$(350)	$(223)	$996	$702

For the pension plan obligation, Registrant used a discount rate of 2.55% as of December 31, 2020 to determine the projected benefit obligation (“PBO”) of $272.8 million. Discount rates as of March 31, 2021 are approximately 65-basis points higher than those used as of December 31, 2020 based on recent changes in market interest-rate conditions. A 65-basis point increase in the assumed discount rate would have decreased the PBO as of December 31, 2020 by approximately 10% or $27.3 million. In 2021, Registrant expects to contribute approximately $3.6 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.  During the three months ended March 31, 2021 and 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $351,000 and $93,000, respectively. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of March 31, 2021, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $665,000 and $256,000, respectively, included as part of regulatory assets and liabilities (Note 3).

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
As of March 31, 2021, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.4 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2021, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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

Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. Prior to July 1, 2020, GSWC had two segments, water and electric. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and now a wholly owned subsidiary of AWR (Note 11). On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries, note payables to its subsidiaries and deferred taxes.
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

	As Of And For The Three Months Ended March 31, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$75,029	$11,539	$30,492	$—	$117,060
Operating income (loss)	21,059	3,448	5,824	(2)	30,329
Interest expense, net	5,711	86	(229)	235	5,803
Net property, plant and equipment	1,426,175	94,346	21,902	—	1,542,423
Depreciation and amortization expense (1)	8,062	639	859	—	9,560
Income tax expense (benefit)	3,768	884	1,391	(129)	5,914
Capital additions	31,824	4,782	487	—	37,093

	As Of And For The Three Months Ended March 31, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$71,424	$10,968	$26,685	$—	$109,077
Operating income (loss)	18,605	3,487	3,609	(2)	25,699
Interest expense, net	5,133	326	(77)	110	5,492
Net property, plant and equipment	1,336,012	74,745	21,640	—	1,432,397
Depreciation and amortization expense (1)	7,422	607	782	—	8,811
Income tax expense (benefit)	2,378	850	748	(75)	3,901
Capital additions	28,459	3,554	1,531	—	33,544
(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $95,000 and $82,000 for the three months ended March 31, 2021 and 2020, respectively.

The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2021	2020
Total net property, plant and equipment	1,542,423	$1,432,397
Other assets	250,398	228,492
Total consolidated assets	$1,792,821	$1,660,889

Note 11 - Completion of Electric Utility Reorganization Plan
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
The transfer between GSWC and BVESI, both wholly owned subsidiaries of AWR, was considered a common control transaction. Although the electric utility division was considered a separate business segment and component of GSWC, the transfer did not qualify as a discontinued operation based on management's assessment of the applicable accounting guidance. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's statements of income and cash flows for the three months ended March 31, 2020 include the electric segment's results.
The table below sets forth selected information relating to the electric segment's results of operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 (in thousands):

	Three months ended March 31,
	2021	2020
	(Subsidiary of AWR)	(Division of GSWC)
Electric revenues	$11,539	$10,968
Operating expenses	8,091	7,482
Operating income	$3,448	$3,486

Net income	$2,523	$2,346

Three Months Ended March 31, 2021
(Subsidiary of AWR)
Net cash provided from operating activities	$2,803

Net cash used in investing activities	(4,782)

Net cash provided from financing activities (1)	1,795

Net change in cash and cash equivalents	(184)
Cash and cash equivalents, beginning of period	367
Cash and cash equivalents, end of period	$183
(1)    Effective July 1, 2020, BVESI has a 3-year, $35 million revolving credit facility agreement. As of March 31, 2021, there was $22.0 million outstanding under this facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million.

Note 12 - Subsequent Event
GSWC's 9.56% private placement notes issued in the amount of $28.0 million and due in 2031 can be redeemed, in whole or in part, at the option of GSWC subject to redemption schedules embedded in the agreement. The 9.56% notes are subject to a make-whole premium based on 55 basis points above the applicable Treasury Yield if redeemed prior to May 15, 2021. After May 15, 2021, the maximum redemption premium is 3.0% of par value. On April 23, 2021, GSWC notified the note holders of its intent to redeem the notes on May 24, 2021. Pursuant to the agreement, the prepayment of the notes will include the redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming high interest rate debt are passed on to customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of water and electric gross margins.  Water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC and BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by Registrant’s weighted average number of diluted common shares. Furthermore, the losses incurred during the first quarter of 2020 on the investments held to fund one of the Company's retirement plans resulting from the negative effects on the financial markets at the start of the COVID-19 pandemic have been excluded when communicating the results to help facilitate comparisons of the Company’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
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
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2020 filed with the SEC.
Water and Electric Segments:
GSWC's and BVESI's revenues, operating income, and cash flows have been earned primarily through delivering potable water to homes and businesses in California and electricity in the City of Big Bear Lake and surrounding areas in San Bernardino County, California, respectively. Rates charged to GSWC and BVESI customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital.  GSWC and BVESI plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVESI are expected to remain at higher levels than depreciation expense. When necessary, GSWC and BVESI are able to obtain funds from external sources in the capital markets and through bank borrowings.
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

The final decision also allowed for water gross margin increases in 2020 and 2021, subject to an earnings test. The full step increase generated an additional $10.4 million in water gross margin for 2020. Effective January 1, 2021,the CPUC approved all third-year rate increases, which GSWC achieved because of passing an earnings test at all of its ratemaking areas, and are expected to generate an additional increase in the water gross margin of approximately $11.1 million in 2021 as compared to 2020.
Final Decision on the First Phase of the Low-Income Affordability Rulemaking:
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. This decision also addressed other issues, including the continued use of the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account ("MCBA"). The MCBA is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). Furthermore, in February 2021, a procedural hearing in the pending general rate case application that will set new rates for the years 2022 – 2024 was held, and the assigned administrative law judge in the proceeding clarified that GSWC is allowed to continue using the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027 and may not include the WRAM or MCBA for those years.
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. In October 2020, GSWC, the other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this request for rehearing.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC, along with three other investor-owned water utilities in California, filed a joint request with the CPUC in January 2021 to postpone the cost of capital applications from May 1, 2021 to May 1, 2022, and to keep the current authorized cost of capital parameters in effect through 2022. In February 2021, the CPUC denied the request. GSWC intends to file its cost of capital application with the CPUC on May 3, 2021 (end of business day). A final decision on this proceeding is scheduled for the fourth quarter of 2021, with an effective date of January 1, 2022.
Electric Segment General Rate Case:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year to include 2022; (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for tax reform changes; (iii) allows the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iv) increased the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million for 2021, and by $1.0 million for 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.
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
COVID-19:
GSWC, BVESI and ASUS have continued their operations given that their water, wastewater, and electric utility services are deemed essential. Our responses to the COVID-19 pandemic take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials. The response of GSWC and BVESI continues to include: (i) suspending service disconnections for nonpayment pursuant to CPUC and state orders, and

(ii) telecommuting by employees. In February 2021, the CPUC adopted a resolution that extended the existing emergency customer protections previously established by the CPUC through June 30, 2021, including the suspension of service disconnections for non-payment by electric utility customers in response to the on-going COVID-19 pandemic. For water utilities, the moratorium on service disconnections was implemented in response to an order by the governor of California, which we believe would require another action by the governor to cease the moratorium on service disconnections for our water customers. It is expected that the CPUC will work with the governor’s office to coordinate the lifting of the moratorium for water utility customers consistent with the electric customers. The CPUC's February resolution did extend the COVID-19-related memorandum accounts established by GSWC and by BVESI to track incremental costs associated with complying with the resolution. In addition, the resolution required utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections. The goal of the transition plan is to effectively ease customers through a transition off the emergency customer protections by proactively communicating with customers to enroll in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. GSWC and BVESI filed their respective transition plans with the CPUC on April 1, 2021.
Initially and throughout 2020, the pandemic caused significant volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Furthermore, due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of March 31, 2021. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. Through March 31, 2021, AWR has recorded approximately $5.7 million in these COVID-19-related memorandum accounts related to bad debt expense in excess of GSWC’s and BVESI's revenue requirement, personal protective equipment, printing costs and other incremental costs. By tracking these costs in memorandum accounts, utilities can later request authorization from the CPUC for recovery of these costs. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2021	3/31/2020	CHANGE
Water	$0.33	$0.24	$0.09
Electric	0.07	0.06	0.01
Contracted services	0.12	0.08	0.04
Consolidated diluted earnings per share	$0.52	$0.38	$0.14
Water Segment:
Diluted earnings per share from the water utility segment for the three months ended March 31, 2021 increased by $0.09 per share as compared to the same period in 2020. Included in the results for the first quarter of 2020 were losses totaling $2.4 million, or approximately $0.05 per share, incurred on investments held to fund one of the Company's retirement plans that resulted from the negative effects at the start of the COVID-19 pandemic early last year on the financial markets. Excluding this item from the results for the first quarter of 2020, diluted earnings for the first quarter of 2021 increased by $0.04 per share due to the following items (excluding the impact of billed surcharges, which have no effect on net earnings):
•An increase in the water gross margin of $2.5 million, or approximately $0.05 per share, as a result of new rates authorized by the CPUC. Effective January 1, 2021, GSWC received its full third-year step increase, which it achieved as a result of passing an earnings test.  The full step increase is expected to generate an additional $11.1 million in water gross margin for 2021.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by $0.01 per share mainly due to increases in depreciation expense and property and other non-income taxes, partially offset by a decrease in maintenance expense.
An increase in interest expense (net of interest income) was mostly offset by an overall increase in other income primarily from gains earned during the first quarter of 2021 on investments held to fund one of the Company's retirement plans.
Electric Segment:
Diluted earnings per share from the electric utility segment for the three months ended March 31, 2021 increased $0.01 per share due to an increase in the electric gross margin resulting from higher customer rates for 2021 approved by the CPUC in August 2019, and a decrease in interest expense as compared to the same period in 2020.
Contracted Services Segment:
For the three months ended March 31, 2021, diluted earnings from the contracted services segment were $0.12 per share as compared to $0.08 per share for the same period in 2020, a $0.04 per share increase primarily due to an overall increase in construction activity, as well as lower legal and other outside services costs. The increase in construction activity was largely due to timing differences of when work was performed as compared to the first quarter of 2020. We expect the contracted services segment to contribute $0.45 to $0.49 per share for the year 2021.
The following discussion and analysis for the three months ended March 31, 2021 and 2020 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$75,029	$71,424	$3,605	5.0%
Electric	11,539	10,968	571	5.2%
Contracted services	30,492	26,685	3,807	14.3%
Total operating revenues	117,060	109,077	7,983	7.3%

OPERATING EXPENSES
Water purchased	15,239	14,092	1,147	8.1%
Power purchased for pumping	2,145	1,859	286	15.4%
Groundwater production assessment	4,440	4,148	292	7.0%
Power purchased for resale	3,198	3,043	155	5.1%
Supply cost balancing accounts	(2,427)	(2,165)	(262)	12.1%
Other operation	8,217	8,486	(269)	(3.2)%
Administrative and general	22,053	22,950	(897)	(3.9)%
Depreciation and amortization	9,560	8,811	749	8.5%
Maintenance	2,662	3,884	(1,222)	(31.5)%
Property and other taxes	5,940	5,159	781	15.1%
ASUS construction	15,704	13,111	2,593	19.8%
Total operating expenses	86,731	83,378	3,353	4.0%

OPERATING INCOME	30,329	25,699	4,630	18.0%

OTHER INCOME AND EXPENSES
Interest expense	(6,258)	(6,050)	(208)	3.4%
Interest income	455	558	(103)	(18.5)%
Other, net	656	(2,234)	2,890	(129.4)%
	(5,147)	(7,726)	2,579	(33.4)%

INCOME BEFORE INCOME TAX EXPENSE	25,182	17,973	7,209	40.1%

Income tax expense	5,914	3,901	2,013	51.6%

NET INCOME	$19,268	$14,072	$5,196	36.9%

Basic earnings per Common Share	$0.52	$0.38	$0.14	36.8%

Fully diluted earnings per Common Share	$0.52	$0.38	$0.14	36.8%

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
Water
For the three months ended March 31, 2021, revenues from water operations increased by $3.6 million to $75.0 million as compared to the same period in 2020 due to full third-year step increases for 2021. These increases were partially offset by lower surcharges billed during the three months ended March 31, 2021 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the first quarter of 2021 increased 3% as compared to the same period in 2020. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended March 31, 2021 increased by $571,000 to $11.5 million as a result of new CPUC-approved electric rates effective January 1, 2021, as well as a 10% increase in electric usage as compared to the same period in 2020. The higher usage was due to an increase in tourist activity experienced in the Big Bear Lake area as the economy continues to reopen. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the three months ended March 31, 2021, revenues from contracted services increased $3.8 million to $30.5 million as compared to $26.7 million for the same period in 2020. This was due primarily to an increase in construction activity resulting from timing differences of when construction activity was performed as compared to the first quarter of 2020. These timing differences are expected to reverse over the remainder of 2021. In addition, there were increases in management fees due to the successful resolution of various economic price adjustments.
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
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 26.1% and 25.2% of total operating expenses for the three months ended March 31, 2021 and 2020, respectively.
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

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended March 31, 2021 and 2020. There was a decrease of $200,000 in water surcharges, and a decrease of $56,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$75,029	$71,424	$3,605	5.0%
WATER SUPPLY COSTS:
Water purchased (1)	$15,239	$14,092	$1,147	8.1%
Power purchased for pumping (1)	2,145	1,859	286	15.4%
Groundwater production assessment (1)	4,440	4,148	292	7.0%
Water supply cost balancing accounts (1)	(2,920)	(2,274)	(646)	28.4%
TOTAL WATER SUPPLY COSTS	$18,904	$17,825	$1,079	6.1%
WATER GROSS MARGIN (2)	$56,125	$53,599	$2,526	4.7%

ELECTRIC OPERATING REVENUES (1)	$11,539	$10,968	$571	5.2%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$3,198	$3,043	$155	5.1%
Electric supply cost balancing accounts (1)	493	109	384	352.3%
TOTAL ELECTRIC SUPPLY COSTS	$3,691	$3,152	$539	17.1%
ELECTRIC GROSS MARGIN (2)	$7,848	$7,816	$32	0.4%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(2,427,000) and $(2,165,000) for the three months ended March 31, 2021 and 2020, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
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
The overall actual percentages of purchased water for the three months ended March 31, 2021 and 2020 were approximately 43% and 45%, respectively, as compared to the authorized adopted percentages of 30% for the three months ended March 31, 2021 and 2020. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in electricity usage for pumping as well as increased rates and pump taxes as compared to the three months ended March 31, 2020.
For the three months ended March 31, 2021, the water supply cost balancing account had a $2.9 million under-collection as compared a $2.3 million under-collection during the same period in 2020. This variance was due to the higher costs for purchased water, pumping and groundwater assessments.
For the three months ended March 31, 2021, the cost of power purchased for resale to BVESI's electric customers increased to $3.2 million as compared to $3.0 million during the same period in 2020 due primarily to a higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $70.65 for the three months ended March 31, 2020 to $76.14 for the same period in 2021.  The over-collection in the electric supply cost balancing account increased as compared to the three months ended March 31, 2020 due to an updated adopted supply cost effective January 1, 2021.

Other Operation
The primary components of other operation expenses include payroll, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses as well.  For the three months ended March 31, 2021 and 2020, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$5,813	$5,819	$(6)	(0.1)%
Electric Services	771	811	(40)	(4.9)%
Contracted Services	1,633	1,856	(223)	(12.0)%
Total other operation	$8,217	$8,486	$(269)	(3.2)%
For the three months ended March 31, 2021, the $223,000 decrease at the contracted services segment was due to timing differences of certain work performed in operations as compared to the same period in 2020. The level of other operation expense for contracted services during the first quarter of 2021 is not expected to be indicative of the remainder of 2021.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$14,435	$14,552	$(117)	(0.8)%
Electric Services	2,429	2,286	143	6.3%
Contracted Services	5,187	6,110	(923)	(15.1)%
AWR (parent)	2	2	—	—%
Total administrative and general	$22,053	$22,950	$(897)	(3.9)%
Excluding the impact of billed surcharges, administrative and general expenses at the regulated water and electric utilities remained relatively flat.
For the three months ended March 31, 2021, the decrease in administrative and general expenses at the contracted services segment was primarily related to decreases in legal and other outside services costs, travel and related costs, and employee-related benefit costs as compared to the same period in 2020. Legal and outside services tend to fluctuate from period to period.
Depreciation and Amortization
For the three months ended March 31, 2021 and 2020, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$8,062	$7,422	$640	8.6%
Electric Services	639	607	32	5.3%
Contracted Services	859	782	77	9.8%
Total depreciation and amortization	$9,560	$8,811	$749	8.5%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the first quarter of 2020.

Maintenance
For the three months ended March 31, 2021 and 2020, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$1,740	$2,887	$(1,147)	(39.7)%
Electric Services	208	306	(98)	(32.0)%
Contracted Services	714	691	23	3.3%
Total maintenance	$2,662	$3,884	$(1,222)	(31.5)%
Maintenance expense at the water segment decreased primarily due to lower unplanned maintenance as compared to the same period in 2020. Maintenance expense for the remainder of 2021 is expected to be incurred at a higher rate than that experienced during the first quarter of 2021.
Property and Other Taxes
For the three months ended March 31, 2021 and 2020, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$5,016	$4,313	$703	16.3%
Electric Services	353	320	33	10.3%
Contracted Services	571	526	45	8.6%
Total property and other taxes	$5,940	$5,159	$781	15.1%
Property and other taxes increased overall due mostly to capital additions at the water segment and the associated higher assessed property values.
ASUS Construction
For the three months ended March 31, 2021, construction expenses for contracted services were $15.7 million, increasing $2.6 million compared to the same period in 2020 due largely to an increase in construction activity resulting from timing differences of when construction activity was performed as compared to the same period last year.
Interest Expense
For the three months ended March 31, 2021 and 2020, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$5,798	$5,398	$400	7.4%
Electric Services	116	379	(263)	(69.4)%
Contracted Services	109	161	(52)	(32.3)%
AWR (parent)	235	112	123	109.8%
Total interest expense	$6,258	$6,050	$208	3.4%
Consolidated interest expense increased as compared to the same period in 2020 resulting from higher overall borrowing levels to support operations and the capital expenditures program at the regulated utilities. On April 23, 2021, GSWC notified holders of its 9.56% private placement notes totaling $28 million and due in 2031, of its intent to redeem the notes on May 24, 2021. Pursuant to the note agreement, the prepayment of the notes will include a redemption premium of 3% on par value. GSWC will fund the redemption through intercompany borrowings from AWR parent. AWR will fund the intercompany borrowings using its revolving credit facility.

Interest Income
For the three months ended March 31, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$87	$265	$(178)	(67.2)%
Electric Services	30	53	(23)	(43.4)%
Contracted Services	338	238	100	42.0%
AWR (parent)	—	2	(2)	(100.0)%
Total interest income	$455	$558	$(103)	(18.5)%
The decrease in interest income during the three months ended March 31, 2021 was largely due to lower interest earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial paper rate, which has decreased compared to the same period in 2020. This was partially offset by an increase in interest income recognized on certain construction projects at the contracted services segment.
Other Income and (Expense), net
For the three months ended March 31, 2021 and 2020, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$651	$(2,237)	$2,888	(129.1)%
Electric Services	46	34	12	35.3%
Contracted Services	(41)	(31)	(10)	32.3%
Total other income and (expense), net	$656	$(2,234)	$2,890	(129.4)%
For the three months ended March 31, 2021, other income (net of other expense) increased mostly as a result of gains recorded on Registrant's investments held for a retirement benefit plan, as compared to losses incurred during the same period in 2020 that resulted from market conditions and the effects of COVID-19 at that time.
Income Tax Expense
For the three months ended March 31, 2021 and 2020, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ CHANGE	% CHANGE
Water Services	$3,768	$2,378	$1,390	58.5%
Electric Services	884	850	34	4.0%
Contracted Services	1,391	748	643	86.0%
AWR (parent)	(129)	(75)	(54)	72.0%
Total income tax expense	$5,914	$3,901	$2,013	51.6%
Consolidated income tax expense for the three months ended March 31, 2021 increased by $2.0 million due to an increase in pretax income, as well as an increase in the overall effective income tax rate ("ETR"). AWR's ETR was 23.5% and 21.7% for the three months ended March 31, 2021 and 2020, respectively. GSWC's ETR was 23.6% and 22.4% for the three months ended March 31, 2021 and 2020, respectively. The increase at GSWC resulted primarily from net changes in certain flow-through and permanent items.
For a comparison of the financial results for the first quarter of 2020 to 2019, see “Consolidated Results of Operations-Three Months ended March 31, 2020 and March 31, 2019” in Registrant’s Form 10-Q for the period ended March 31, 2020 filed with the SEC.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on AWR’s historical experience, terms of existing contracts, AWR’s observance of trends in the industry, and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.
The critical accounting policies used in the preparation of the Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.

Liquidity and Capital Resources
AWR
Registrant’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and as market interest rates increase. In addition, as the capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform enacted in 2017, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVESI will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $583.9 million was available for GSWC to pay dividends to AWR on March 31, 2021. Approximately $65.4 million was available for BVESI to pay dividends to AWR as of March 31, 2021. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR currently has access to a $200.0 million credit facility and borrows under this facility, which expires in May 2023, to provide funds to GSWC and ASUS in support of their operations. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of March 31, 2021, there was $107.0 million outstanding under this facility.  BVESI has a separate $35 million revolving credit facility, which expires in July 2023. As of March 31, 2021, there was $22.0 million outstanding under this facility. Borrowings made under this facility support BVESI's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million.
On April 23, 2021, GSWC notified holders of its 9.56% private placement notes totaling $28 million and due in 2031, of its intent to redeem the notes on May 24, 2021. Pursuant to the note agreement, the prepayment of the notes will include a redemption premium of 3% on par value. GSWC will fund the redemption through intercompany borrowings from AWR parent, and plans to issue new debt in 2022. AWR will fund the intercompany borrowings using its revolving credit facility.
As part of the response to the COVID-19 pandemic, GSWC and BVESI have suspended service disconnections for non-payment pursuant to CPUC orders. This has affected Registrant's cash flows from operating activities and increased the need to borrow under AWR's and BVESI's credit facilities. In February 2021, the CPUC adopted a resolution requiring utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections by proactively communicating with customers to enroll in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. On April 1, 2021, GSWC and BVESI filed their respective transition plans with the CPUC.
In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In June 2020, Moody's Investors Service ("Moody's") also reaffirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On April 30, 2021, AWR's Board of Directors approved a second quarter dividend of $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 2, 2021 to shareholders of record at the close of business on May 17, 2021. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 66 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
Registrant's current liabilities may at times exceed its current assets.  Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet capital and financing requirements of AWR and its subsidiaries.

Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the impact of the COVID-19 pandemic on its customers' ability to pay utility bills and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, timely collection of payments from the U.S. government and other prime contractors operating at the military bases and any adjustments arising out of an audit or investigation by federal governmental agencies.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $24.7 million for the three months ended March 31, 2021 as compared to $15.7 million for the same period in 2020.  This was largely due to recent improvements in cash flows from accounts receivable from utility customers, which were negatively impacted by the COVID-19 pandemic throughout 2020. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $37.0 million for the three months ended March 31, 2021 as compared to $33.4 million for the same period in 2020 largely due to an increase in capital expenditures at the regulated utilities. Registrant invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision. For fiscal 2021, the regulated utilities' company-funded capital expenditures are expected to be between $120 and $135 million.
Cash Flows from Financing Activities:
Registrant’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR's and BVESI's credit facilities are used to fund GSWC and BVESI capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by the regulated utilities.
Net cash used by financing activities was $17.5 million for the three months ended March 31, 2021 as compared to cash provided of $16.8 million during the same period in 2020. This decrease in cash was primarily due to a pay down of AWR's revolving credit facility during the three months ended March 31, 2021, as compared to an increase in net borrowings on the credit facility during the same period in 2020.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the economic impact of the COVID-19 pandemic and state legislation suspending customer disconnections for non-payment.

GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from AWR to help fund a portion of its operations and construction expenditures. In July 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million. AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to GSWC in support of its operations under intercompany borrowing arrangements.
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
The CPUC requires GSWC to completely pay down all intercompany borrowings from AWR within a 24-month period. During the fourth quarter of 2020, GSWC paid down intercompany borrowings owed to AWR. The end of the next 24-month period in which GSWC is required to completely pay down its intercompany borrowings is at the end of March 2023 since GSWC had no borrowings from AWR as of March 31, 2021.
On July 1, 2020, GSWC completed the transfer of the net assets from its electric utility division to BVESI. As a result of this transfer, from July 1, 2020 onward, the cash flows of the electric segment are no longer included in GSWC's statement of cash flows, but continue to be included in AWR's consolidated statement of cash flows.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2021 as compared to $17.9 million for the same period in 2020.  This was largely due to recent improvements in cash flows from accounts receivable from utility customers, which were negatively impacted by the COVID-19 pandemic throughout 2020. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $43.7 million for the three months ended March 31, 2021 as compared to $31.9 million for the same period in 2020. In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During the first quarter of 2021, AWR had net borrowings of $12 million from GSWC under the terms of the note.
Furthermore, due to the electric utility reorganization effective July 1, 2020, GSWC's cash flows from investing activities during the three months ended March 31, 2021 do not include the electric segment's capital expenditures, whereas the cash flows for the three months ended March 31, 2020 include the electric segment's capital expenditures.
Cash Flows from Financing Activities:
Net cash used in financing activities was $12.2 million for the three months ended March 31, 2021 as compared to $14.0 million net cash provided for the same period in 2020.  This decrease in cash provided from financing activities was due to net borrowings from AWR during the first quarter of 2020, while there were no intercompany borrowings from AWR parent during the first quarter of 2021.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2020 filed with the SEC for a detailed discussion of contractual obligations and other commitments.

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
General Rate Case
On July 15, 2020, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2022 – 2024.  Among other things, GSWC requested capital budgets of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. A decision in the water general rate case is scheduled for the fourth quarter of 2021, with new rates to become effective January 1, 2022.
Final Decision on the First Phase of the Low-Income Affordability Rulemaking
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA. Instead the utility may include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In February 2021, a procedural hearing in this pending general rate case was held, and the assigned administrative law judge in the proceeding clarified that GSWC may continue the use of the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027 and, based on the August 27, 2020 decision, may not include the WRAM or MCBA for those years. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with other more limited mechanisms recommended in the final decision would likely result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. In October 2020, GSWC, the other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. At this time, management cannot predict the outcome of this matter.

Cost of Capital Proceeding
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC, along with three other investor-owned water utilities in California, filed a joint request with the CPUC in January 2021 to postpone the cost of capital applications from May 1, 2021 to May 1, 2022, and to keep the current authorized cost of capital parameters in effect through 2022. In February 2021, the CPUC denied the request. GSWC intends to file its cost of capital application with the CPUC on May 3, 2021 (end of business day). A final decision on this proceeding is scheduled for the fourth quarter of 2021, with an effective date of January 1, 2022.
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
Electric Segment:
Recent Changes in Rates
On August 15, 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases the adopted electric gross margin by $1.1 million for 2021, and by $1.0 million for 2022. The rate case decision continues to apply for BVESI.
Wildfire Mitigation Plans and Safety Certification
California requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP is to include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In February 2019, the electric segment filed its first WMP, which was subsequently approved by the CPUC in June 2019. Among other things, the WMP approves capital projects and programs dedicated to improving system safety and reliability and, specifically, aimed at reducing the possibility of wildfires. Upon approval in June 2019, the electric segment commenced executing its WMP immediately. BVESI's second WMP filed with the CPUC in 2020 was approved in January 2021. The CPUC is currently reviewing BVESI's latest WMP submission. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit.
Additionally, the California legislature enacted Assembly Bill (AB) 1054 in July 2019, which among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Traditionally, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. GSWC received an initial safety certification for its electric division from the CPUC in February 2020. Following the reorganization, the CPUC approved the transfer of the safety certification to BVESI in August 2020. In February 2021, BVESI filed its 2021 safety certification to the CPUC. BVESI's current safety certification remains in effect while the CPUC reviews BVESI's 2021 safety certification filing.
BVESI CEMA Regulatory Asset
BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In April 2021, the administrative law judge issued a proposed decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The proposed decision does permit BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI did file a response to the proposed decision supporting BVESI's position. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and therefore, will plan on filing a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain as a regulatory asset at March 31, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. The CPUC allows CEMA accounts to be established following a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. However, if BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings for the write-off of this CEMA regulatory asset totaling $455,000. Although BVESI believes it has provided the necessary evidence to support recovery of its requested incremental CEMA costs, at this time, management cannot predict the final outcome of this matter.

COVID-19:
In February 2021, the CPUC adopted a resolution that extended the existing emergency customer protections previously established by the CPUC through June 30, 2021, including the suspension of service disconnections for non-payment by electric utility customers in response to the on-going COVID-19 pandemic. For water utilities, the moratorium on service disconnections was implemented in response to an order by the governor of California, which we believe would require another action by the governor to cease the moratorium on service disconnections for our water customers. It is expected that the CPUC will work with the governor’s office to coordinate the lifting of the moratorium for water utility customers consistent with the electric customers. The CPUC's February resolution did extend the COVID-19-related memorandum accounts established by GSWC and by BVESI to track incremental costs associated with complying with the resolution. In addition, the resolution required utilities in California to file transition plans to address the eventual discontinuance of the emergency customer protections. The goal of the transition plan is to effectively ease customers through a transition off the emergency customer protections by proactively communicating with customers to enroll in programs to manage their utility bills and informing them of the changes to programs in which they are already enrolled. GSWC and BVESI filed their respective transition plans with the CPUC on April 1, 2021.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2020 filed with the SEC for a discussion of other regulatory matters.
Environmental Matters
GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“US EPA”) and the Division of Drinking Water ("DDW") under the State Water Resources Control Board (“SWRCB”). The US EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the US EPA, administers the US EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.
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
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various other industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances ("PFAS"). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.
California Assembly Bill No. 756, signed into law in July 2019 and effective in January 2020 requires, among other things, additional notification requirements for water systems detecting levels of PFAS above certain levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds - 10 parts per trillion for perfluorooctanoic acid ("PFOA") and 40 parts per trillion for perfluorooctanesulfonic acid ("PFOS"). In March 2021, DDW issued a notification level and response level of 0.5 parts per billion (ppb) and 5 ppb, respectively, for perfluorobutane sulfonic acid (PFBS). The CPUC has authorized GSWC to track incremental costs, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a Polyfluoroalkyl Substances Memorandum Account ("PFASMA") to be filed with the CPUC for future recovery.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2020 filed with the SEC for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2020 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2020.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps for implementing this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and the State Water Resources Control Board (“SWRCB”). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and implement plans. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd or a new standard as recommended by DWR.
California's recent period of multi-year drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas, in accordance with CPUC procedures. In the event of water supply shortages beyond the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply. Registrant's liquidity may be adversely impacted by changes in water supply costs.
For the current 2020-2021 water year, precipitation and snow levels have been below average. The April 1st snow survey showed levels around 59% of average for the Sierra snowpack and precipitation statewide is approximately 50% of average for the water year. As a result, California is entering yet another concerning dry spell. As of April 27, 2021, the U.S. Drought Monitor reported that approximately 53% of California was considered in "Extreme Drought" and approximately 88% of California was considered to be in “Severe Drought” as compared to approximately 5% and 20% for those categories, respectively, one year ago. These dry conditions are more pronounced in northern and eastern portions of California, while the Coastal and Southern California areas continue to experience abnormally dry to moderate drought conditions. If these dry conditions continue or worsen, the SWRCB or other regulatory agencies may impose emergency drought actions. On March 3, 2021 the United States Department of Agriculture declared a natural disaster for 50 counties in California, including those served by GSWC, due to drought impacts on agriculture. However, the State has not declared a similar proclamation and the DWR recently stated that implementation of State emergency powers is not necessary at this time. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas. GSWC has water supply contingency plans in place which address different actions to be taken based upon available water supply, and has increased customer communication regarding water conservation. GSWC must file with the CPUC before implementing any mandatory cut backs. Registrant's liquidity may be adversely impacted by water-use restrictions imposed on customers.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors. Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors. DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. The SWP is a major source of water for the MWD. In December 2020, DWR set the initial SWP delivery allocation at 10 percent of requests for the 2020 calendar year. Due to ongoing dry conditions, the delivery allocation was decreased to 5 percent in March 2021. However, MWD has stated that it currently has robust reserves in storage and is not currently projecting shortages in the current water year.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. See Note 1 of the Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at BVESI, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2020 Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 – 31, 2021	294		$81.10	—	—
February 1 – 28, 2021	546		$78.15	—	—
March 1 – 31, 2021	3,074		$72.52	—	—
Total	3,914	(2)	$73.95	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On April 30, 2021, AWR's Board of Directors approved a second quarter dividend of $0.335 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 2, 2021 to shareholders of record at the close of business on May 17, 2021.
(b)    There have been no material changes during the first quarter of 2021 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.11	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.12	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.13	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.14	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.15	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.16	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.17	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.18	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.19	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.20	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.21	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.22
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.23	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.24	2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.25	Form of Award Agreement for the 2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2021 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 3, 2021