Form 10-Q
period 2021-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2021-08-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021

or

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
As of July 30, 2021, the number of Common Shares outstanding of American States Water Company was 36,931,771 shares. As of July 30, 2021, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2021	December 31, 2020
Property, Plant and Equipment
Regulated utility plant, at cost	$2,112,249	$2,043,791
Non-utility property, at cost	37,662	36,578
Total	2,149,911	2,080,369
Less - Accumulated depreciation	(579,278)	(568,326)
Net property, plant and equipment	1,570,633	1,512,043

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	37,414	35,318
Total other property and investments	38,530	36,434

Current Assets
Cash and cash equivalents	5,359	36,737
Accounts receivable — customers (less allowance for doubtful accounts of $7,445 in 2021 and $5,263 in 2020)	28,516	29,162
Unbilled receivable	29,569	25,836
Receivable from the U.S. government (Note 2)	25,698	25,182
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	4,961	3,960
Income taxes receivable	1,147	103
Materials and supplies, at weighted average cost	8,773	8,619
Regulatory assets — current	14,394	13,088
Prepayments and other current assets	8,365	5,555
Unrealized gains on purchased power contracts	2,810	—
Contract assets	6,720	8,873
Total current assets	136,312	157,115

Other Assets
Unbilled revenue — receivable from U.S. government	8,340	9,945
Receivable from the U.S. government (Note 2)	52,957	49,488
Contract assets (Note 2)	4,452	1,384
Operating lease right-of-use assets	10,633	11,146
Regulatory assets	9,799	3,451
Other	10,702	10,597
Total other assets	96,883	86,011

Total Assets	$1,842,358	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2021	December 31, 2020
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,931,771 shares in 2021 and 36,889,103 shares in 2020	$258,101	$256,666
Earnings reinvested in the business	406,033	385,007
Total common shareholders’ equity	664,134	641,673
Long-term debt	412,345	440,348
Total capitalization	1,076,479	1,082,021

Current Liabilities
Long-term debt — current	376	358
Accounts payable	65,951	63,788
Income taxes payable	390	6,783
Accrued other taxes	9,977	11,902
Accrued employee expenses	16,495	15,122
Accrued interest	4,496	4,832
Unrealized losses on purchased power contracts	—	1,537
Contract liabilities (Note 2)	688	1,800
Operating lease liabilities	2,049	2,013
Other	10,929	10,437
Total current liabilities	111,351	118,572

Other Credits
Notes payable to bank	188,000	134,200
Advances for construction	64,180	63,374
Contributions in aid of construction - net	144,979	140,332
Deferred income taxes	134,644	131,172
Unamortized investment tax credits	1,188	1,224
Accrued pension and other postretirement benefits	96,766	95,639
Operating lease liabilities	9,028	9,636
Other	15,743	15,433
Total other credits	654,528	591,010

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,842,358	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2021 AND 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Water	$91,633	$87,074	$166,662	$158,498
Electric	8,108	7,679	19,647	18,647
Contracted services	28,673	26,525	59,165	53,210
Total operating revenues	128,414	121,278	245,474	230,355

Operating Expenses
Water purchased	20,916	18,754	36,155	32,846
Power purchased for pumping	2,861	2,398	5,006	4,257
Groundwater production assessment	5,220	5,030	9,660	9,178
Power purchased for resale	2,130	1,967	5,328	5,010
Supply cost balancing accounts	(3,086)	(1,802)	(5,513)	(3,967)
Other operation	8,534	7,959	16,751	16,445
Administrative and general	20,630	20,398	42,683	43,348
Depreciation and amortization	9,770	9,031	19,330	17,842
Maintenance	3,267	4,094	5,929	7,978
Property and other taxes	5,273	5,246	11,213	10,405
ASUS construction	15,052	12,487	30,756	25,598
Total operating expenses	90,567	85,562	177,298	168,940

Operating Income	37,847	35,716	68,176	61,415

Other Income and Expenses
Interest expense	(6,032)	(5,322)	(12,290)	(11,372)
Interest income	348	490	803	1,048
Other, net	1,875	3,009	2,531	775
Total other income and expenses, net	(3,809)	(1,823)	(8,956)	(9,549)

Income before income tax expense	34,038	33,893	59,220	51,866

Income tax expense	7,462	8,281	13,376	12,182

Net Income	$26,576	$25,612	45,844	39,684

Weighted Average Number of Common Shares Outstanding	36,916	36,884	36,907	36,872
Basic Earnings Per Common Share	$0.72	$0.69	$1.24	$1.07

Weighted Average Number of Diluted Shares	37,007	37,000	36,993	36,985
Fully Diluted Earnings Per Common Share	$0.72	$0.69	$1.24	$1.07

Dividends Paid Per Common Share	$0.335	$0.305	$0.670	$0.610

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2020	36,889	$256,666	$385,007	$641,673
Add:
Net income			19,268	19,268
Exercise of stock options and other issuances of Common Shares	24	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		813		813
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			12,361	12,361
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2021	36,913	$257,528	$391,865	$649,393

Add:
Net income			26,576	26,576
Exercise of stock options and other issuances of Common Shares	19	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		531		531
Dividend equivalent rights on stock-based awards not paid in cash		42		42
Deduct:
Dividends on Common Shares			12,366	12,366
Dividend equivalent rights on stock-based awards not paid in cash			42	42
Balances at June 30, 2021	36,932	$258,101	$406,033	$664,134

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$45,844	$39,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,520	18,008
Provision for doubtful accounts	548	569
Deferred income taxes and investment tax credits	353	1,234
Stock-based compensation expense	2,379	2,127
Gain on investments held in a trust	(2,208)	(61)
Other — net	215	157
Changes in assets and liabilities:
Accounts receivable — customers	(2,087)	(10,514)
Unbilled receivable	(2,128)	(532)
Other accounts receivable	(1,001)	139
Receivables from the U.S. government	(3,584)	(2,587)
Materials and supplies	(154)	(1,739)
Prepayments and other assets	(1,997)	(1,400)
Contract assets	(1,316)	(1,820)
Regulatory assets	(8,802)	(6,995)
Accounts payable	2,266	(27)
Income taxes receivable/payable	(7,437)	10,836
Contract liabilities	(1,112)	(600)
Accrued pension and other postretirement benefits	3,595	2,693
Other liabilities	(1,750)	(2,909)
Net cash provided	41,144	46,263

Cash Flows From Investing Activities:
Capital expenditures	(76,147)	(62,587)
Other investing activities	64	104
Net cash used	(76,083)	(62,483)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	30
Receipt of advances for and contributions in aid of construction	6,837	4,630
Refunds on advances for construction	(2,922)	(2,767)
Retirement or repayments of long-term debt	(28,156)	(210)
Net change in notes payable to banks	53,800	44,000
Dividends paid	(24,727)	(22,492)
Other financing activities	(1,271)	(1,809)
Net cash provided	3,561	21,382
Net change in cash and cash equivalents	(31,378)	5,162
Cash and cash equivalents, beginning of period	36,737	1,334
Cash and cash equivalents, end of period	$5,359	$6,496

Non-cash transactions:
Accrued payables for investment in utility plant	$27,758	$19,892
Property installed by developers and conveyed	$3,401	$1,535

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2021	December 31, 2020
Utility Plant
Utility plant, at cost	$1,960,802	$1,902,772
Less - Accumulated depreciation	(510,283)	(502,283)
Net utility plant	1,450,519	1,400,489

Other Property and Investments	35,342	33,240

Current Assets
Cash and cash equivalents	4,659	35,578
Accounts receivable — customers (less allowance for doubtful accounts of $6,910 in 2021 and $4,907 in 2020)	26,715	26,920
Unbilled receivable	20,502	19,330
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	2,521	3,255
Intercompany receivable	—	1,107
Materials and supplies, at average cost	3,833	3,659
Regulatory assets — current	14,394	11,325
Prepayments and other current assets	5,674	4,114
Total current assets	78,298	105,288

Other Assets
Operating lease right-of-use assets	10,511	11,103
Regulatory assets	8,857	1,048
Other	9,586	9,614
Total other assets	28,954	21,765

Total Assets	$1,593,113	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2021	December 31, 2020
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2021 and 2020	$356,251	$354,906
Earnings reinvested in the business	236,699	228,392
Total common shareholder’s equity	592,950	583,298
Long-term debt	412,345	440,348
Total capitalization	1,005,295	1,023,646

Current Liabilities
Long-term debt — current	376	358
Accounts payable	50,210	45,613
Accrued other taxes	8,675	10,382
Accrued employee expenses	13,288	12,351
Accrued interest	4,218	4,545
Income taxes payable to Parent	532	4,612
Operating lease liabilities	2,018	1,956
Other	9,476	9,403
Total current liabilities	88,793	89,220

Other Credits
Intercompany payable to Parent	41,835	—
Advances for construction	64,160	63,354
Contributions in aid of construction — net	143,336	138,691
Deferred income taxes	127,861	124,581
Unamortized investment tax credits	1,188	1,224
Accrued pension and other postretirement benefits	96,625	95,570
Operating lease liabilities	8,977	9,636
Other	15,043	14,860
Total other credits	499,025	447,916

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,593,113	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2021 AND 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating Revenues
Water	$91,633	$87,074	$166,662	$158,498
Electric (Note 11)	—	7,679	—	18,647
Total operating revenues	91,633	94,753	166,662	177,145

Operating Expenses (Note 11)
Water purchased	20,916	18,754	36,155	32,846
Power purchased for pumping	2,861	2,398	5,006	4,257
Groundwater production assessment	5,220	5,030	9,660	9,178
Power purchased for resale	—	1,967	—	5,010
Supply cost balancing accounts	(3,411)	(1,802)	(6,331)	(3,967)
Other operation	6,376	6,370	12,189	13,000
Administrative and general	13,861	15,733	28,296	32,571
Depreciation and amortization	8,213	8,209	16,275	16,238
Maintenance	2,356	3,201	4,096	6,394
Property and other taxes	4,464	4,718	9,480	9,351
Total operating expenses	60,856	64,578	114,826	124,878

Operating Income (Note 11)	30,777	30,175	51,836	52,267

Other Income and Expenses
Interest expense	(5,643)	(5,177)	(11,441)	(10,954)
Interest income	179	181	266	499
Other, net	1,604	3,049	2,255	846
Total other income and expenses, net	(3,860)	(1,947)	(8,920)	(9,609)

Income before income tax expense	26,917	28,228	42,916	42,658

Income tax expense	5,957	7,309	9,725	10,537

Net Income (Note 11)	$20,960	$20,919	$33,191	$32,121

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Three and Six Months Ended June 30, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2020	170	$354,906	$228,392	$583,298
Add:
Net income			12,231	12,231
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		782		782
Dividend equivalent rights on stock-based awards not paid in cash		45		45
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			45	45
Balances at March 31, 2021	170	$355,733	$228,178	$583,911

Add:
Net income			20,960	20,960
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		479		479
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2021	170	$356,251	$236,699	$592,950

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

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$33,191	$32,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,404	16,403
Provision for doubtful accounts	490	569
Deferred income taxes and investment tax credits	328	1,603
Stock-based compensation expense	2,190	1,942
Gain on investments held in a trust	(2,208)	(61)
Other — net	170	141
Changes in assets and liabilities:
Accounts receivable — customers	(2,282)	(10,514)
Unbilled receivable	(1,172)	(600)
Other accounts receivable	734	(109)
Materials and supplies	(174)	(2,134)
Prepayments and other assets	(485)	(894)
Regulatory assets	(8,489)	(6,995)
Accounts payable	3,999	2,432
Intercompany receivable/payable	(15)	(1,610)
Income taxes receivable/payable from/to Parent	(4,080)	8,934
Accrued pension and other postretirement benefits	3,523	2,693
Other liabilities	(2,075)	(2,888)
Net cash provided	40,049	41,033

Cash Flows From Investing Activities:
Capital expenditures	(63,809)	(59,589)
Note receivable from AWR parent	(23,000)	—
Receipt of payment of note receivable from AWR parent	23,000	—
Other investing activities	60	58
Net cash used	(63,749)	(59,531)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	6,814	4,630
Refunds on advances for construction	(2,922)	(2,767)
Retirement or repayments of long-term debt	(28,156)	(210)
Net change in intercompany borrowings	43,000	42,000
Dividends paid	(24,800)	(22,500)
Other financing activities	(1,155)	(1,610)
Net cash (used) provided	(7,219)	19,543

Net change in cash and cash equivalents	(30,919)	1,045
Cash and cash equivalents, beginning of period	35,578	401
Cash and cash equivalents, end of period	$4,659	$1,446

Non-cash transactions:
Accrued payables for investment in utility plant	$26,231	$19,815
Property installed by developers and conveyed	$3,401	$1,535
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
Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to the electric segment of approximately $679,000 and $700,000 during the three months ended June 30, 2021 and 2020, respectively and $1.5 million for each of the six month periods ended June 30, 2021 and 2020. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.3 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively and $2.8 million and 2.7 million during the six months ended June 30, 2021 and 2020, respectively.

AWR borrows under a $200.0 million credit facility, which expires in May 2023, and provides funds to GSWC and ASUS in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of June 30, 2021, there was $162.0 million outstanding under this facility. BVESI has a separate $35 million revolving credit facility, which expires in July 2023. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15 million, which is subject to approval by the financial institution. As of June 30, 2021, there was $26.0 million outstanding under this facility.
The CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023.
On May 24, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset. GSWC funded the redemption by borrowing from AWR parent, which AWR, in turn, funded from its revolving credit facility.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. The borrowing and repayment activity of this note is reflected on GSWC's statements of cash flows under investing activities. There were no amounts outstanding under this note as of June 30, 2021.
    COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater, and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI continue to include: (i) suspending service disconnections for nonpayment pursuant to CPUC and state orders, and (ii) telecommuting by employees. On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extends the existing moratorium on water service disconnections due to non-payment until further CPUC guidance is issued, or February 1, 2022, whichever occurs first. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric customer service disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric service disconnections for non-payment will not occur until approximately December 1,
The pandemic has caused significant volatility on financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Furthermore, as discussed above, GSWC's and BVESI's response to the pandemic required the suspension of service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts for past due customer receivables. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. GSWC and BVESI have recorded a combined total of approximately $6.7 million in these accounts as regulatory assets, as it is believed such amounts are probable of recovery. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
The CPUC's July 15, 2021 final decision discussed above also requires that amounts tracked in GSWC's COVID-19 CEMA account for unpaid customer bills be offset against any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. On June 28, 2021, the governor of California signed the Budget Act of 2021, which includes $1 billion in relief funding for overdue water customer bills, and $1 billion in relief funding for overdue electric customer bills. The water utility relief funding will be managed by the State Water Resources Control Board through the Community Water System COVID-19 Relief Program to provide direct assistance to community water systems to forgive customer water debt accrued during the COVID-19 pandemic. The electric utility relief funding will be managed by the California Department of Community Services and Development through the

California Arrearage Payment Program. Both GSWC and BVESI will participate and continue to monitor the status of federal- and state-funded utility relief programs to ensure that it receives all available funding sources.
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
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the three and six months ended June 30, 2021 and 2020, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands)	2021	2020	2021	2020
Water:
Tariff-based revenues	$86,687	$77,264	$160,975	$146,518
Surcharges (cost-recovery activities)	975	962	1,509	1,696
Other	523	491	1,040	986
Water revenues from contracts with customers	88,185	78,717	163,524	149,200
WRAM under-collection (alternative revenue program)	3,448	8,357	3,138	9,298
Total water revenues	91,633	87,074	166,662	158,498

Electric:
Tariff-based revenues	8,330	7,384	20,007	17,416
Surcharges (cost-recovery activities)	44	178	246	436
Electric revenues from contracts with customers	8,374	7,562	20,253	17,852
BRRAM (over) under-collection (alternative revenue program)	(266)	117	(606)	795
Total electric revenues	8,108	7,679	19,647	18,647

Contracted services:
Water	18,765	13,472	37,648	28,173
Wastewater	9,908	13,053	21,517	25,037
Contracted services revenues from contracts with customers	28,673	26,525	59,165	53,210

Total AWR revenues	$128,414	$121,278	$245,474	$230,355
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollar in thousands)	June 30, 2021	December 31, 2020
Unbilled receivables	$16,347	$14,924
Receivable from the U.S. government	$78,655	$74,670
Contract assets	$11,172	$10,257
Contract liabilities	$688	$1,800
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

Revenues for the three and six months ended June 30, 2021, which were included in contract liabilities at the beginning of the period were $186,000 and $838,000, respectively. Contracted services revenues recognized during the three and six months ended June 30, 2021 from performance obligations satisfied in previous periods were not material.
As of June 30, 2021, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.2 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 34 to 47 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2021, GSWC and BVESI had approximately $23.1 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $77.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $7.9 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $64.1 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) a $2.8 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	June 30, 2021	December 31, 2020
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$20,787	$13,741
Costs deferred for future recovery on Aerojet case	6,116	6,751
Pensions and other post-retirement obligations (Note 8)	63,809	65,576
COVID-19 memorandum accounts	6,226	4,119
Excess deferred income taxes	(73,668)	(74,185)
Flow-through taxes, net	(7,323)	(9,722)
Other regulatory assets	11,491	10,670
Various refunds to customers	(4,187)	(4,577)
Total GSWC	$23,251	$12,373
BVESI
Derivative unrealized (gain) loss (Note 5)	(2,810)	1,537
Other regulatory assets	3,297	2,629
Total AWR	$23,738	$16,539
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

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. During the six months ended June 30, 2021, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $8.7 million due primarily to higher-than-adopted supply costs currently in billed customer rates. As of June 30, 2021, GSWC had an aggregated regulatory asset of $20.8 million, which is comprised of a $4.4 million under-collection in the WRAM accounts and a $16.4 million under-collection in the MCBA accounts.
COVID-19 Memorandum Accounts:
The CPUC has approved GSWC's and BVESI's requests to activate COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), for the impact of the COVID-19 pandemic. GSWC's and BVESI's response to the pandemic has included suspending service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Costs incurred by GSWC and BVESI in response to the COVID-19 pandemic, including bad debt expense in excess of what is included in their respective revenue requirements, are being included in the COVID-19-related memorandum accounts for future recovery. As of June 30, 2021, a total of $6.7 million in COVID-19 related incremental costs have been recorded as regulatory assets as GSWC and BVESI believe their respective costs are probable of recovery. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which they have received or expect to receive rate recovery in the future. These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the asset's value. Included in other regulatory assets are CPUC-approved memorandum accounts to track the costs incurred in connection with the development and implementation of BVESI’s wildfire mitigation plans (“WMPs”), which are required by California legislation to be submitted annually to the CPUC for approval. The CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) has engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of June 30, 2021, BVESI has approximately $1.9 million related to expenses accumulated in its WMPs memorandum accounts that have been recognized as regulatory assets for future recovery. BVESI’s examination of these expenses as well as the capital investments incurred for its WMPs is currently in progress and, at this time, management cannot predict the outcome or recommendations that may result from this examination.
BVESI Other CEMA Regulatory Asset: BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a final decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision does permit BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement and will file a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain as a regulatory asset at June 30, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. The CPUC allows CEMA accounts to be established following a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. However, if BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings for the write-off of this CEMA regulatory asset totaling $455,000. At this time, management cannot predict the final outcome of this matter.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income	$26,576	$25,612	$45,844	$39,684
Less: (a) Distributed earnings to common shareholders	12,366	11,250	24,727	22,492
Distributed earnings to participating securities	35	40	65	77
Undistributed earnings	14,175	14,322	21,052	17,115

(b) Undistributed earnings allocated to common shareholders	14,135	14,271	20,997	17,057
Undistributed earnings allocated to participating securities	40	51	55	58
Total income available to common shareholders, basic (a)+(b)	$26,501	$25,521	$45,724	$39,549

Weighted average Common Shares outstanding, basic	36,916	36,884	36,907	36,872
Basic earnings per Common Share	$0.72	$0.69	$1.24	$1.07

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of June 30, 2021 and 2020 under these plans. At June 30, 2021 and 2020, there were 107,772 and 133,863 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Common shareholders earnings, basic	$26,501	$25,521	$45,724	$39,549
Undistributed earnings for dilutive stock-based awards	40	51	55	58
Total common shareholders earnings, diluted	$26,541	$25,572	$45,779	$39,607

Weighted average common shares outstanding, basic	36,916	36,884	36,907	36,872
Stock-based compensation (1)	91	116	86	113
Weighted average common shares outstanding, diluted	37,007	37,000	36,993	36,985

Diluted earnings per Common Share	$0.72	$0.69	$1.24	$1.07

(1)     All of the 107,772 and 133,863 restricted stock units at June 30, 2021 and 2020, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021, AWR issued 42,668 common shares related to restricted stock units. During the six months ended June 30, 2020, AWR issued 37,260 common shares related to restricted stock units and stock options for approximately $30,000, under Registrant’s stock incentive plans for employees.

During the six months ended June 30, 2021 and 2020, AWR paid $1.3 million and $1.8 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the six months ended June 30, 2021 and 2020, GSWC paid $1.2 million and $1.6 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2021 and 2020, AWR paid quarterly dividends of approximately $12.4 million, or $0.335 per share, and $11.3 million, or $0.305 per share, respectively. During the six months ended June 30, 2021 and 2020, AWR paid quarterly dividends of approximately $24.7 million, or $0.670 per share, and $22.5 million, or $0.610 per share, respectively.
During the three months ended June 30, 2021 and 2020, GSWC paid dividends of $12.4 million and $11.3 million, respectively, to AWR during these periods. During the six months ended June 30, 2021 and 2020, GSWC paid dividends of $24.8 million and $22.5 million, respectively, to AWR during these periods.
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power may be purchased under such contracts.  These contracts provide power at a fixed cost over approximately three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
BVESI's purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact AWR’s earnings. As of June 30, 2021, there was a $2.8 million unrealized gain recorded as a regulatory liability in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2021 was 417,649 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2021 and 2020. The change in fair value was due to an increase in energy prices during the three and six months ended June 30, 2021.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Fair value at beginning of the period	$1,224	$(4,280)	$(1,537)	$(3,171)
Unrealized gains (losses) on purchased power contracts	1,586	453	4,347	(656)
Fair value at end of the period	$2,810	$(3,827)	$2,810	$(3,827)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $28.1 million as of June 30, 2021. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of June 30, 2021 and December 31, 2020 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2021		December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$416,115	$494,861	$444,271	$559,752
___________________
(1) Excludes debt issuance costs.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 21.9% and 24.4% for the three months ended June 30, 2021 and 2020, respectively, and was 22.6% and 23.5% for the six months ended June 30, 2021 and 2020, respectively. GSWC's ETR was 22.1% and 25.9% for the three months ended June 30, 2021 and 2020, respectively, and was 22.7% and 24.7% for the six months ended June 30, 2021 and 2020, respectively.
The AWR and GSWC effective tax rates differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and six months ended June 30, 2021 and 2020; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2021 and 2020 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$1,625	$1,372	$40	$47	$348	$244
Interest cost	1,712	1,986	31	56	229	247
Expected return on plan assets	(3,134)	(2,950)	(134)	(127)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	993	526	(287)	(199)	419	211
Net periodic benefits costs under accounting standards	1,305	1,043	(350)	(223)	996	702
Regulatory adjustment - deferred	(351)	(148)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$954	$895	$(350)	$(223)	$996	$702

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$3,250	$2,780	$80	$94	$696	$488
Interest cost	3,424	3,940	62	112	458	494
Expected return on plan assets	(6,268)	(5,900)	(268)	(254)	—	—
Amortization of prior service cost	218	218	—	—	—	—
Amortization of actuarial (gain) loss	1,986	968	(574)	(398)	838	422
Net periodic benefits costs under accounting standards	2,610	2,006	(700)	(446)	1,992	1,404
Regulatory adjustment - deferred	(702)	(241)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$1,908	$1,765	$(700)	$(446)	$1,992	$1,404

In September 2021, Registrant expects to contribute approximately $3.5 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.
During the three months ended June 30, 2021 and 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $351,000 and $148,000, respectively. During the six months ended June 30, 2021 and 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $702,000 and $241,000, respectively. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of June 30, 2021, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $315,000 and $102,000, respectively, included as part of regulatory assets and liabilities (Note 3).

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
As of June 30, 2021, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.0 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2021, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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

Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. Prior to July 1, 2020, GSWC had two segments, water and electric. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and now a wholly owned subsidiary of AWR (Note 11). On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, note payables to its subsidiaries and deferred taxes.
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

	As Of And For The Three Months Ended June 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$91,633	$8,108	$28,673	$—	$128,414
Operating income (loss)	30,777	1,795	5,278	(3)	37,847
Interest expense, net	5,464	88	(88)	220	5,684
Net property, plant and equipment	1,450,519	98,496	21,618	—	1,570,633
Depreciation and amortization expense (1)	8,213	642	915	—	9,770
Income tax expense (benefit)	5,957	458	1,271	(224)	7,462
Capital additions	31,985	6,416	653	—	39,054

	As Of And For The Three Months Ended June 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$87,074	$7,679	$26,525	$—	$121,278
Operating income (loss)	28,662	1,513	5,543	(2)	35,716
Interest expense, net	4,857	139	(220)	56	4,832
Net property, plant and equipment	1,353,671	80,343	22,384	—	1,456,398
Depreciation and amortization expense (1)	7,601	608	822	—	9,031
Income tax expense (benefit)	6,970	339	1,301	(329)	8,281
Capital additions	22,076	5,500	1,467	—	29,043

	As Of And For The Six Months Ended June 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$166,662	$19,647	$59,165	$—	$245,474
Operating income (loss)	51,836	5,243	11,102	(5)	68,176
Interest expense, net	11,175	174	(317)	455	11,487
Net property, plant and equipment	1,450,519	98,496	21,618	—	1,570,633
Depreciation and amortization expense (1)	16,275	1,281	1,774	—	19,330
Income tax expense (benefit)	9,725	1,342	2,662	(353)	13,376
Capital additions	63,809	11,198	1,140	—	76,147

	As Of And For The Six Months Ended June 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$158,498	$18,647	$53,210	$—	$230,355
Operating income (loss)	47,267	5,000	9,152	(4)	61,415
Interest expense, net	9,990	465	(297)	166	10,324
Net property, plant and equipment	1,353,671	80,343	22,384	—	1,456,398
Depreciation and amortization expense (1)	15,023	1,215	1,604	—	17,842
Income tax expense (benefit)	9,348	1,189	2,049	(404)	12,182
Capital additions	50,535	9,054	2,998	—	62,587
(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $94,000 and $83,000 for the three months ended June 30, 2021 and 2020, respectively, and totaled $189,000 and $165,000 for the six months ended June 30, 2021 and 2020, respectively.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2021	2020
Total net property, plant and equipment	1,570,633	$1,456,398
Other assets	271,725	241,570
Total consolidated assets	$1,842,358	$1,697,968

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
The transfer between GSWC and BVESI, both wholly owned subsidiaries of AWR, was considered a common control transaction. Although the electric utility division was considered a separate business segment and component of GSWC, the transfer did not qualify as a discontinued operation based on management's assessment of the applicable accounting guidance. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's statements of income and cash flows for the three and six months ended June 30, 2020 include the electric segment's results.
The table below sets forth selected information relating to the electric segment's results of operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Subsidiary of AWR)	(Division of GSWC)	(Subsidiary of AWR)	(Division of GSWC)
Electric revenues	$8,108	$7,679	$19,647	$18,647
Operating expenses	6,313	6,166	14,404	13,647
Operating income	$1,795	$1,513	$5,243	$5,000

Net income	$1,302	$1,063	$3,826	$3,409

Six Months Ended June 30, 2021
(Subsidiary of AWR)
Net cash provided from operating activities	$5,236

Net cash used in investing activities	(11,198)

Net cash provided from financing activities (1)	5,815

Net change in cash and cash equivalents	(147)
Cash and cash equivalents, beginning of period	367
Cash and cash equivalents, end of period	$220
(1)    Effective July 1, 2020, BVESI has a 3-year, $35 million revolving credit facility agreement. As of June 30, 2021, there was $26.0 million outstanding under this facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15.0 million subject to approval by the financial institution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of the water and electric gross margins.  The water and electric gross margins are computed by subtracting total supply costs from total revenues.  Registrant uses these gross margins as important measures in evaluating its operating results.  Registrant believes these measures are useful internal benchmarks in evaluating the performance of GSWC and BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of earnings per share by business segment, which equals each business segment’s earnings divided by Registrant’s weighted average number of diluted common shares. Furthermore, the gains generated during the three-and six-month periods ended June 30, 2021 and 2020 on the investments held to fund one of the Company's retirement plans have been excluded when communicating the results to help facilitate comparisons of the Company’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
Registrant believes that the disclosures of the water and electric gross margins, and earnings per share by business segment provide investors with clarity surrounding the performance of its segments.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures, which are not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to operating income or earnings per share, which are determined in accordance with GAAP. A reconciliation of the water and electric gross margins to the most directly comparable GAAP measures is included in the table under the section titled “Operating Expenses: Supply Costs.”  A reconciliation to AWR’s diluted earnings per share is included in the discussion under the sections titled “Summary of Second Quarter Results by Segment" and “Summary of Year-to-Date Results by Segment.”
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
General Rate Case Filings and Other Matters:
Water GRC for the years 2022 – 2024:
On July 15, 2020, GSWC filed a general rate case application for all its water regions and its general office. This general rate case will determine new water rates for the years 2022 – 2024. Among other things, GSWC requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery only through advice letters when those projects are completed. In June 2021, the assigned administrative law judge issued an order deferring evidentiary hearings to October 2021. As a result, the CPUC may not be able to issue its final decision by the end of 2021. If a final decision is issued after January 1, 2022, the new rates adopted in the final decision will be retroactive to be effective as of January 1, 2022.
Water General Rate Case for the years 2019 – 2021:
In May 2019, the CPUC issued a final decision in GSWC's water general rate case, which determined new rates for the years 2019 – 2021 with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment included $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. Due to changes in circumstances, not all the anticipated advice letter projects have been completed during this rate cycle.

The final decision also allowed for water gross margin increases in 2020 and 2021, subject to an earnings test. The full second-year step increases generated an additional $10.4 million in water gross margin for 2020. Effective January 1, 2021, the CPUC also approved all third-year rate increases, which GSWC achieved as a result of passing the earnings test. The third-year rate increases are expected to generate an additional increase in the water gross margin of approximately $11.1 million in 2021 as compared to 2020.
Final Decision in the First Phase of the Low-Income Affordability Rulemaking:
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
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In February 2021, the assigned administrative law judge in the pending general rate case proceeding confirmed that GSWC may continue using the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027, which may not include the WRAM or MCBA for those years.
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. In October 2020, GSWC, certain other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. Due to the delay in the CPUC issuing a decision on any of these applications for rehearing, GSWC filed a petition for writ of review to the California Supreme Court in May 2021, requesting the Court to review the CPUC's final decision on this matter. In response, the CPUC requested that the California Supreme Court hold the case, pending a CPUC decision on the October 2020 applications for rehearing, which the CPUC indicated would be forthcoming in August 2021. The California Supreme Court granted the CPUC's request. At this time, management cannot predict the outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. Among other things, this decision extended the existing moratorium implemented during the COVID-19 pandemic on water service disconnections due to non-payment, pending further CPUC guidance, or February 1, 2022, whichever occurs first. The final decision also requires that amounts tracked in GSWC's COVID-19 CEMA account for unpaid customer bills be offset against any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 requesting a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, and a return on rate base of 8.18%. A final decision on this proceeding is scheduled for the fourth quarter of 2021, with an effective date of January 1, 2022. GSWC's current authorized rate of return on rate base of 7.91% will remain in effect through December 31, 2021.
Electric Segment General Rate Case:
On August 15, 2019, the CPUC issued a final decision in the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year to include 2022; (ii) increased the electric gross margin for 2018 by approximately $2.3 million compared to the 2017 adopted electric gross margin, adjusted for tax reform changes; (iii) allows the electric segment to construct capital projects of approximately $44 million over the 5-year rate cycle, all of which are dedicated to improving system safety and reliability; and (iv) increased the adopted electric gross margin by $1.2 million for each of the years 2019 and 2020, by $1.1 million for 2021, and by $1.0 million for 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.

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
COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater, and electric utility services are deemed essential. Registrant's responses to the COVID-19 pandemic take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials. The response by GSWC and BVESI continues to include: (i) suspending service disconnections for nonpayment pursuant to CPUC and state orders, and (ii) telecommuting by employees. The CPUC's July 15, 2021 final decision in the second phase of the Low-Income Affordability Rulemaking extends the existing moratorium on water service disconnections due to non-payment until further CPUC guidance is issued, or February 1, 2022, whichever occurs first. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric service disconnections for non-payment will not occur until approximately December 1, 2021.
The pandemic has caused significant volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Furthermore, as discussed above, GSWC's and BVESI's response to the pandemic required the suspension of service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Due to expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of June 30, 2021 for past due customer receivables. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. Through June 30, 2021, AWR has recorded approximately $6.7 million in these COVID-19-related memorandum accounts related to bad debt expense in excess of GSWC’s and BVESI's revenue requirement, personal protective equipment, printing costs and other incremental costs. By tracking these costs in memorandum accounts, utilities can later request authorization from the CPUC for recovery of these costs. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
The CPUC's July 15, 2021 final decision discussed above also requires that amounts tracked in GSWC's COVID-19 CEMA account for unpaid customer bills be offset against any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. On June 28, 2021, the governor of California signed the Budget Act of 2021, which includes $1 billion in relief funding for overdue water customer bills, and $1 billion in relief funding for overdue electric customer bills. The water utility relief funding will be managed by the State Water Resources Control Board through the Community Water System COVID-19 Relief Program to provide direct assistance to community water systems to forgive customer water debt accrued during the COVID-19 pandemic. The electric utility relief funding will be managed by the California Department of Community Services and Development through the California Arrearage Payment Program. Both GSWC and BVESI will participate and continue to monitor the status of federal- and state-funded utility relief programs to ensure that it receives all available funding sources.

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2021	6/30/2020	CHANGE
Water	$0.57	$0.54	$0.03
Electric	0.04	0.03	0.01
Contracted services	0.11	0.12	(0.01)
Consolidated diluted earnings per share	$0.72	$0.69	$0.03
Water Segment:
Diluted earnings per share from the water utility segment for the three months ended June 30, 2021 increased by $0.03 per share as compared to the same period in 2020. Included in the results for the second quarter of 2021 were gains on investments held to fund one of the Company's retirement plans totaling $1.6 million, or $0.03 per share, as compared to higher gains of $2.4 million, or approximately $0.05 per share, for the same period in 2020 largely due to volatility in the financial markets last year caused by the early stages of the COVID-19 pandemic. Excluding this unfavorable variance of $0.02 per share, diluted earnings for the second quarter of 2021 increased by $0.05 per share due to the following items (excluding the impact of billed surcharges, which have no effect on net earnings):
•An increase in the water gross margin of $3.2 million, or approximately $0.06 per share, as a result of new rates authorized by the CPUC. Effective January 1, 2021, GSWC received its full third-year step increase, which it achieved as a result of passing an earnings test.  The full step increase is expected to generate an additional $11.1 million in water gross margin for 2021.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by $0.02 per share mainly due to increases in water treatment costs and depreciation expense, partially offset by a decrease in maintenance expense.
•An increase in interest expense (net of interest and other income), which negatively impacted earnings by approximately $0.02 per share resulting primarily from an overall increase in total borrowing levels and higher interest rates at the water segment compared to the same period in 2020. The overall higher interest rates resulted from the issuance of long-term debt in July 2020 and GSWC used the proceeds to pay down its intercompany borrowings (as required by the CPUC), which bear lower short-term rates.
•Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the three months ended June 30, 2021 as compared to the same period in 2020, favorably impacted earnings by approximately $0.03 per share.
Electric Segment:
Diluted earnings per share from the electric utility segment for the three months ended June 30, 2021 increased $0.01 per share due primarily to an increase in the electric gross margin resulting from higher customer rates for 2021 approved by the CPUC. Overall operating expenses at the electric segment (excluding supply costs) were relatively flat as compared to the same period in 2020.
Contracted Services Segment:
Diluted earnings from the contracted services segment for the three months ended June 30, 2021 decreased $0.01 per share largely due to higher construction costs incurred on certain projects.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2021	6/30/2020	CHANGE
Water	$0.90	$0.78	$0.12
Electric	0.10	0.09	0.01
Contracted services	0.24	0.20	0.04
Consolidated diluted earnings per share	$1.24	$1.07	$0.17
Water Segment:
Diluted earnings per share from the water segment for the six months ended June 30, 2021 increased by $0.12 per share as compared to the same period in 2020. Included in the results for the six months ended June 30, 2021 were gains on investments held to fund one of the Company's retirement plans totaling $2.2 million, or $0.04 per share, as compared to minimal gains generated during the same period in 2020 largely due to volatility in the financial markets last year caused by the early stages of the COVID-19 pandemic. Excluding this favorable variance of $0.04 per share, diluted earnings for the six months ended June 30, 2021 at the water segment increased by $0.08 per share due to the following items (excluding the impact of billed surcharges, which have no effect on net earnings):
•An increase in the water gross margin of $5.7 million, or approximately $0.11 per share, as a result of new rates authorized by the CPUC. GSWC received its full third-year step increases effective January 1, 2021, which are expected to generate an additional $11.1 million in water gross margin for 2021.
•An overall increase in operating expenses (excluding supply costs), which negatively impacted earnings by approximately $0.03 per share due, in large part, to an increase in water treatment costs, depreciation expense and property taxes as compared to the same period in 2020, partially offset by a decrease in maintenance expense.
•An overall increase in interest expense (net of interest and other income), which negatively impacted earnings by approximately $0.03 per share resulting primarily from an overall increase in total borrowing levels and higher interest rates at the water segment compared to the same period in 2020. The overall higher interest rates resulted from the issuance of long-term debt in July 2020 and GSWC used the proceeds to pay down its intercompany borrowings (as required by the CPUC), which bear lower short-term rates.
•Changes in the effective income tax rate resulting from certain flow-through taxes and permanent items for the six months ended June 30, 2021 as compared to the same period in 2020, favorably impacted earnings by approximately $0.03 per share.
Electric Segment:
Diluted earnings per share from the electric segment for the six months ended June 30, 2021 increased by $0.01 per share as compared to the same period in 2020 largely due to an increase in the electric gross margin resulting from new rates authorized by the CPUC, as well as a decrease in interest expense.
Contracted Services Segment:
Diluted earnings from the contracted services segment for the six months ended June 30, 2021 increased by $0.04 per share as compared to the same period in 2020 primarily due to an overall increase in construction activity and management fee revenue, as well as a decrease in overall operating expenses including lower legal and other outside services costs. The increase in construction activity was largely due to timing differences of when work was performed as compared to the first six months of 2020. We expect the contracted services segment to contribute $0.45 to $0.49 per share for the year 2021.
The following discussion and analysis for the three and six months ended June 30, 2021 and 2020 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$91,633	$87,074	$4,559	5.2%
Electric	8,108	7,679	429	5.6%
Contracted services	28,673	26,525	2,148	8.1%
Total operating revenues	128,414	121,278	7,136	5.9%

OPERATING EXPENSES
Water purchased	20,916	18,754	2,162	11.5%
Power purchased for pumping	2,861	2,398	463	19.3%
Groundwater production assessment	5,220	5,030	190	3.8%
Power purchased for resale	2,130	1,967	163	8.3%
Supply cost balancing accounts	(3,086)	(1,802)	(1,284)	71.3%
Other operation	8,534	7,959	575	7.2%
Administrative and general	20,630	20,398	232	1.1%
Depreciation and amortization	9,770	9,031	739	8.2%
Maintenance	3,267	4,094	(827)	(20.2)%
Property and other taxes	5,273	5,246	27	0.5%
ASUS construction	15,052	12,487	2,565	20.5%
Total operating expenses	90,567	85,562	5,005	5.8%

OPERATING INCOME	37,847	35,716	2,131	6.0%

OTHER INCOME AND EXPENSES
Interest expense	(6,032)	(5,322)	(710)	13.3%
Interest income	348	490	(142)	(29.0)%
Other, net	1,875	3,009	(1,134)	(37.7)%
	(3,809)	(1,823)	(1,986)	108.9%

INCOME BEFORE INCOME TAX EXPENSE	34,038	33,893	145	0.4%

Income tax expense	7,462	8,281	(819)	(9.9)%

NET INCOME	$26,576	$25,612	$964	3.8%

Basic earnings per Common Share	$0.72	$0.69	$0.03	4.3%

Fully diluted earnings per Common Share	$0.72	$0.69	$0.03	4.3%

Operating Revenues:
General
GSWC and BVESI rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings may be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended June 30, 2021, revenues from water operations increased by $4.6 million to $91.6 million as compared to the same period in 2020 due primarily to full third-year step increases for 2021.
Billed water consumption for the second quarter of 2021 increased 12% as compared to the same period in 2020 due, in part, to warmer and drier than normal weather conditions experienced in California. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended June 30, 2021 increased by $429,000 to $8.1 million as a result of new CPUC-approved electric rates effective January 1, 2021, as well as a 9% increase in electric usage as compared to the same period in 2020. The higher usage was due to an increase in tourist activity experienced in the Big Bear Lake area as the economy continues to reopen. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2021, revenues from contracted services increased $2.1 million to $28.7 million as compared to $26.5 million for the same period in 2020. This was due primarily to increases in construction activity as well as increases in management fees due to the successful resolution of various economic price adjustments.
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
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 31.0% and 30.8% of total operating expenses for the three months ended June 30, 2021 and 2020, respectively.
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

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the three months ended June 30, 2021 and 2020. There was a slight decrease in water surcharges, and a decrease of $134,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$91,633	$87,074	$4,559	5.2%
WATER SUPPLY COSTS:
Water purchased (1)	$20,916	$18,754	$2,162	11.5%
Power purchased for pumping (1)	2,861	2,398	463	19.3%
Groundwater production assessment (1)	5,220	5,030	190	3.8%
Water supply cost balancing accounts (1)	(3,411)	(2,004)	(1,407)	70.2%
TOTAL WATER SUPPLY COSTS	$25,586	$24,178	$1,408	5.8%
WATER GROSS MARGIN (2)	$66,047	$62,896	$3,151	5.0%

ELECTRIC OPERATING REVENUES (1)	$8,108	$7,679	$429	5.6%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,130	$1,967	$163	8.3%
Electric supply cost balancing accounts (1)	325	202	123	60.9%
TOTAL ELECTRIC SUPPLY COSTS	$2,455	$2,169	$286	13.2%
ELECTRIC GROSS MARGIN (2)	$5,653	$5,510	$143	2.6%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(3,086,000) and $(1,802,000) for the three months ended June 30, 2021 and 2020, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2)   Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
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
The overall actual percentages of purchased water for the three months ended June 30, 2021 and 2020 were approximately 44% and 43%, respectively, as compared to the authorized adopted percentages of 36% for the three months ended June 30, 2021 and 2020. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in electricity usage for pumping as well as increased rates and pump taxes as compared to the three months ended June 30, 2020.
For the three months ended June 30, 2021, the water supply cost balancing account had a $3.4 million under-collection as compared to a $2.0 million under-collection during the same period in 2020. This variance was due to the higher costs for purchased water, pumping and groundwater assessments.
For the three months ended June 30, 2021, the cost of power purchased for resale to BVESI's electric customers increased slightly to $2.1 million as compared to $2.0 million during the same period in 2020 due to a higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $57.08 for the three months ended June 30, 2020 to $63.45 for the same period in 2021.  The over-collection in the electric supply cost balancing account increased as compared to the three months ended June 30, 2020 due to an updated adopted supply cost effective January 1, 2021.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2021 and 2020, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$6,376	$5,678	$698	12.3%
Electric Services	638	692	(54)	(7.8)%
Contracted Services	1,520	1,589	(69)	(4.3)%
Total other operation	$8,534	$7,959	$575	7.2%
For the three months ended June 30, 2021, the $698,000 increase in other operation at the water segment was due to higher outside service costs associated with water treatment processes.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$13,861	$13,700	$161	1.2%
Electric Services	2,065	2,033	32	1.6%
Contracted Services	4,701	4,663	38	0.8%
AWR (parent)	3	2	1	50.0%
Total administrative and general	$20,630	$20,398	$232	1.1%
Depreciation and Amortization
For the three months ended June 30, 2021 and 2020, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$8,213	$7,601	$612	8.1%
Electric Services	642	608	34	5.6%
Contracted Services	915	822	93	11.3%
Total depreciation and amortization	$9,770	$9,031	$739	8.2%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the second quarter of 2020.

Maintenance
For the three months ended June 30, 2021 and 2020, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$2,356	$2,819	$(463)	(16.4)%
Electric Services	199	382	(183)	(47.9)%
Contracted Services	712	893	(181)	(20.3)%
Total maintenance	$3,267	$4,094	$(827)	(20.2)%
Maintenance expense decreased at the water segment due to lower unplanned maintenance incurred as compared to the same period in 2020.
The decrease in maintenance expense at the electric segment is largely due to timing differences of when the work was performed as compared to the same period in 2020.
The decrease in maintenance expense at the contracted services segment is largely due to timing differences of when the work was performed as compared to the same period in 2020. Maintenance expense at the contracted services segment is expected to be incurred at a higher rate for the remainder of 2021 than experienced during the first six months of 2021.
Property and Other Taxes
For the three months ended June 30, 2021 and 2020, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$4,464	$4,438	$26	0.6%
Electric Services	315	280	35	12.5%
Contracted Services	494	528	(34)	(6.4)%
Total property and other taxes	$5,273	$5,246	$27	0.5%
ASUS Construction
For the three months ended June 30, 2021, construction expenses for contracted services were $15.1 million, increasing $2.6 million compared to the same period in 2020 due largely to an increase in construction activity.
Interest Expense
For the three months ended June 30, 2021 and 2020, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$5,643	$5,006	$637	12.7%
Electric Services	117	171	(54)	(31.6)%
Contracted Services	109	86	23	26.7%
AWR (parent)	163	59	104	176.3%
Total interest expense	$6,032	$5,322	$710	13.3%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense increased as compared to the same period in 2020 resulting primarily from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities.

Interest Income
For the three months ended June 30, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$179	$149	$30	20.1%
Electric Services	29	32	(3)	(9.4)%
Contracted Services	197	306	(109)	(35.6)%
AWR (parent)	(57)	3	(60)	*
Total interest income	$348	$490	$(142)	(29.0)%
*not meaningful
Other Income and (Expense), net
For the three months ended June 30, 2021 and 2020, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$1,604	$3,021	$(1,417)	(46.9)%
Electric Services	54	28	26	92.9%
Contracted Services	(41)	(40)	(1)	2.5%
AWR (parent)	258	—	258	N/A
Total other income and (expense), net	$1,875	$3,009	$(1,134)	(37.7)%
For the three months ended June 30, 2021, other income (net of other expense) decreased mostly as a result of lower gains generated and recorded on investments held to fund one of Registrant's retirement plans as compared to the same period in 2020, which was impacted by volatile market conditions due to the early effects of the COVID-19 pandemic.
Income Tax Expense
For the three months ended June 30, 2021 and 2020, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$5,957	$6,970	$(1,013)	(14.5)%
Electric Services	458	339	119	35.1%
Contracted Services	1,271	1,301	(30)	(2.3)%
AWR (parent)	(224)	(329)	105	(31.9)%
Total income tax expense	$7,462	$8,281	$(819)	(9.9)%
Consolidated income tax expense for the three months ended June 30, 2021 decreased by $819,000 primarily due to net changes in certain flow-through and permanent items at GSWC. AWR's overall effective income tax rate ("ETR") was 21.9% and 24.4% for the three months ended June 30, 2021 and 2020, respectively. GSWC's ETR was 22.1% and 25.9% for the three months ended June 30, 2021 and 2020, respectively.
For a comparison of the financial results for the second quarter of 2020 to 2019, see “Consolidated Results of Operations-Three Months Ended June 30, 2020 and June 30, 2019” in Registrant’s Form 10-Q for the period ended June 30, 2020 filed with the SEC.

Consolidated Results of Operations — Six Months Ended June 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$166,662	$158,498	$8,164	5.2%
Electric	19,647	18,647	1,000	5.4%
Contracted services	59,165	53,210	5,955	11.2%
Total operating revenues	245,474	230,355	15,119	6.6%

OPERATING EXPENSES
Water purchased	36,155	32,846	3,309	10.1%
Power purchased for pumping	5,006	4,257	749	17.6%
Groundwater production assessment	9,660	9,178	482	5.3%
Power purchased for resale	5,328	5,010	318	6.3%
Supply cost balancing accounts	(5,513)	(3,967)	(1,546)	39.0%
Other operation	16,751	16,445	306	1.9%
Administrative and general	42,683	43,348	(665)	(1.5)%
Depreciation and amortization	19,330	17,842	1,488	8.3%
Maintenance	5,929	7,978	(2,049)	(25.7)%
Property and other taxes	11,213	10,405	808	7.8%
ASUS construction	30,756	25,598	5,158	20.2%
Total operating expenses	177,298	168,940	8,358	4.9%

OPERATING INCOME	68,176	61,415	6,761	11.0%

OTHER INCOME AND EXPENSES
Interest expense	(12,290)	(11,372)	(918)	8.1%
Interest income	803	1,048	(245)	(23.4)%
Other, net	2,531	775	1,756	226.6%
	(8,956)	(9,549)	593	(6.2)%

INCOME BEFORE INCOME TAX EXPENSE	59,220	51,866	7,354	14.2%

Income tax expense	13,376	12,182	1,194	9.8%

NET INCOME	$45,844	$39,684	$6,160	15.5%

Basic earnings per Common Share	$1.24	$1.07	$0.17	15.9%

Fully diluted earnings per Common Share	$1.24	$1.07	$0.17	15.9%

Operating Revenues:
General
GSWC and BVESI rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the six months ended June 30, 2021, revenues from water operations increased by $8.2 million to $166.7 million as compared to the same period in 2020 due primarily to full third-year step increases for 2021. These increases were partially offset by lower surcharges billed during the six months ended June 30, 2021 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the first six months of 2021 increased 8% as compared to the same period in 2020 due, in part, to warmer and drier than normal weather conditions experienced in California. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the six months ended June 30, 2021 increased by $1.0 million to 19.6 million as a result of new CPUC-approved electric rates effective January 1, 2021, as well as a 9% increase in electric usage as compared to the same period in 2020. The higher usage was due to an increase in tourist activity experienced in the Big Bear Lake area as the economy continues to reopen. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the six months ended June 30, 2021, revenues from contracted services increased $6.0 million to $59.2 million as compared to $53.2 million for the same period in 2020. This was due primarily to an increase in construction activity compared to the first six months of 2020. In addition, there were increases in management fees due to the successful resolution of various economic price adjustments.
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
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 28.6% and 28.0% of total operating expenses for the six months ended June 30, 2021 and 2020, respectively.
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

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric revenues, supply costs and gross margin during the six months ended June 30, 2021 and 2020. There was a decrease of $186,000 in water surcharges, and a decrease of $190,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (1)	$166,662	$158,498	$8,164	5.2%
WATER SUPPLY COSTS:
Water purchased (1)	$36,155	$32,846	$3,309	10.1%
Power purchased for pumping (1)	5,006	4,257	749	17.6%
Groundwater production assessment (1)	9,660	9,178	482	5.3%
Water supply cost balancing accounts (1)	(6,331)	(4,278)	(2,053)	48.0%
TOTAL WATER SUPPLY COSTS	$44,490	$42,003	$2,487	5.9%
WATER GROSS MARGIN (2)	$122,172	$116,495	$5,677	4.9%

ELECTRIC OPERATING REVENUES (1)	$19,647	$18,647	$1,000	5.4%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$5,328	$5,010	$318	6.3%
Electric supply cost balancing accounts (1)	818	311	507	163.0%
TOTAL ELECTRIC SUPPLY COSTS	$6,146	$5,321	$825	15.5%
ELECTRIC GROSS MARGIN (2)	$13,501	$13,326	$175	1.3%

(1)   As reported on AWR’s Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s Consolidated Statements of Income and totaled $(5,513,000) and $(3,967,000) for the six months ended June 30, 2021 and 2020, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
(2)   Water and electric gross margins do not include depreciation and amortization, maintenance, administrative and general, property or other taxes or other operation expenses.
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
The overall actual percentages of purchased water for each of the six month periods ended June 30, 2021 and 2020 was approximately 44%, as compared to the authorized adopted percentages of 33% for the six months ended June 30, 2021 and 2020. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increases in power purchased for pumping, as well as groundwater production assessments, were due to increases in electricity usage for pumping as well as increased rates and pump taxes as compared to the six months ended June 30, 2020.
For the six months ended June 30, 2021, the water supply cost balancing account had a $6.3 million under-collection as compared to a $4.3 million under-collection during the same period in 2020. This variance was due to the higher than adopted supply mix, as well as higher costs for purchased water, pumping and groundwater assessments.
For the six months ended June 30, 2021, the cost of power purchased for resale to BVESI's electric customers increased to $5.3 million as compared to $5.0 million during the same period in 2020 due primarily to a higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $68.26 for the six months ended June 30, 2020 to $69.40 for the same period in 2021.  The over-collection in the electric supply cost balancing account increased as compared to the six months ended June 30, 2020 due to an updated adopted supply cost effective January 1, 2021.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2021 and 2020, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$12,189	$11,497	$692	6.0%
Electric Services	1,409	1,503	(94)	(6.3)%
Contracted Services	3,153	3,445	(292)	(8.5)%
Total other operation	$16,751	$16,445	$306	1.9%
For the six months ended June 30, 2021, the increase in other operation expense at the water segment was primarily due to higher outside service costs associated with water treatment processes.
For the six months ended June 30, 2021, the $292,000 decrease at the contracted services segment was primarily due to lower outside services, materials, chemical and labor costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$28,296	$28,252	$44	0.2%
Electric Services	4,494	4,319	175	4.1%
Contracted Services	9,888	10,773	(885)	(8.2)%
AWR (parent)	5	4	1	25.0%
Total administrative and general	$42,683	$43,348	$(665)	(1.5)%
For the six months ended June 30, 2021, the increase in administrative and general expenses at the electric segment was primarily related to an increase in employee-related benefit costs as compared to the same period in 2020.
For the six months ended June 30, 2021, the decrease in administrative and general expenses at the contracted services segment was primarily related to decreases in legal and outside service costs, and labor and employee-related benefit costs, as compared to the same period in 2020. Legal and outside services tend to fluctuate from period to period.
Depreciation and Amortization
For the six months ended June 30, 2021 and 2020, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$16,275	$15,023	$1,252	8.3%
Electric Services	1,281	1,215	66	5.4%
Contracted Services	1,774	1,604	170	10.6%
Total depreciation and amortization	$19,330	$17,842	$1,488	8.3%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the second quarter of 2020.

Maintenance
For the six months ended June 30, 2021 and 2020, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$4,096	$5,706	$(1,610)	(28.2)%
Electric Services	407	688	(281)	(40.8)%
Contracted Services	1,426	1,584	(158)	(10.0)%
Total maintenance	$5,929	$7,978	$(2,049)	(25.7)%
Maintenance expense decreased at the water segment due to lower unplanned maintenance incurred as compared to the same period in 2020.
The decrease in maintenance expense at the electric segment is largely due to timing differences of when the work was performed as compared to the same period in 2020.
The decrease in maintenance expense at the contracted services segment is largely due to timing differences of when the work was performed as compared to the same period in 2020. Maintenance expense at the contracted services segment is expected to be incurred at a higher rate for the remainder of 2021 than experienced during the first six months of 2021.
Property and Other Taxes
For the six months ended June 30, 2021 and 2020, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$9,480	$8,751	$729	8.3%
Electric Services	668	600	68	11.3%
Contracted Services	1,065	1,054	11	1.0%
Total property and other taxes	$11,213	$10,405	$808	7.8%
Property and other taxes increased overall due mostly to capital additions at the water segment and the associated higher assessed property values.
ASUS Construction
For the six months ended June 30, 2021, construction expenses for contracted services were $30.8 million, increasing $5.2 million compared to the same period in 2020 due largely to an increase in construction activity as compared to the same period last year.
Interest Expense
For the six months ended June 30, 2021 and 2020, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$11,441	$10,404	$1,037	10.0%
Electric Services	233	550	(317)	(57.6)%
Contracted Services	218	247	(29)	(11.7)%
AWR (parent)	398	171	227	132.7%
Total interest expense	$12,290	$11,372	$918	8.1%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense increased as compared to the same period in 2020 resulting primarily from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities.

Interest Income
For the six months ended June 30, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$266	$414	$(148)	(35.7)%
Electric Services	59	85	(26)	(30.6)%
Contracted Services	535	544	(9)	(1.7)%
AWR (parent)	(57)	5	(62)	(1,240.0)%
Total interest income	$803	$1,048	$(245)	(23.4)%
The decrease in interest income during the six months ended June 30, 2021 was largely due to lower interest earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial paper rate, which has decreased compared to the same period in 2020.
Other Income and (Expense), net
For the six months ended June 30, 2021 and 2020, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$2,255	$783	$1,472	188.0%
Electric Services	100	63	37	58.7%
Contracted Services	(82)	(71)	(11)	15.5%
AWR (parent)	258	—	258	N/A
Total other income and (expense), net	$2,531	$775	$1,756	226.6%
For the six months ended June 30, 2021, other income (net of other expense) increased mostly as a result of larger gains generated and recorded on investments held to fund one of Registrant's retirement plans as compared to the same period in 2020, which was impacted by volatile market conditions due to the early effects of the COVID-19 pandemic.
Income Tax Expense
For the six months ended June 30, 2021 and 2020, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ CHANGE	% CHANGE
Water Services	$9,725	$9,348	$377	4.0%
Electric Services	1,342	1,189	153	12.9%
Contracted Services	2,662	2,049	613	29.9%
AWR (parent)	(353)	(404)	51	(12.6)%
Total income tax expense	$13,376	$12,182	$1,194	9.8%
Consolidated income tax expense for the six months ended June 30, 2021 increased by $1.2 million due to an increase in pretax income, partially offset by a decrease in the overall effective income tax rate ("ETR"). AWR's ETR was 22.6% and 23.5% for the six months ended June 30, 2021 and 2020, respectively. The decrease in ETR resulted primarily from net changes in certain flow-through and permanent items at GSWC. GSWC's ETR was 22.7% and 24.7% for the six months ended June 30, 2021 and 2020, respectively.
For a comparison of the financial results for the first six months of 2020 to 2019, see “Consolidated Results of Operations-Six Months Ended June 30, 2020 and June 30, 2019” in Registrant’s Form 10-Q for the period ended June 30, 2020 filed with the SEC.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $593.0 million was available for GSWC to pay dividends to AWR on June 30, 2021. Approximately $66.7 million was available for BVESI to pay dividends to AWR as of June 30, 2021. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR currently has access to a $200.0 million credit facility and borrows under this facility, which expires in May 2023, to provide funds to GSWC and ASUS in support of their operations. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of June 30, 2021, there was $162.0 million outstanding under this facility.  BVESI has a separate $35 million revolving credit facility, which expires in July 2023. As of June 30, 2021, there was $26.0 million outstanding under this facility. Borrowings made under this facility support BVESI's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15.0 million, subject to approval by the financial institution.
On May 24, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset. Prior to May 15, 2021, the notes were subject to a make whole premium. GSWC funded the redemption by borrowing from AWR parent, which AWR, in turn, funded from its revolving credit facility.
As part of the response to the COVID-19 pandemic, GSWC and BVESI have suspended service disconnections for non-payment pursuant to CPUC and state orders, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. This has affected Registrant's cash flows from operating activities and increased the need to borrow under AWR's and BVESI's credit facilities. On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extended the existing moratorium on water service disconnections due to non-payment until further CPUC guidance is issued, or February 1, 2022, whichever occurs first. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric service disconnections for non-payment will not occur until approximately December 1, 2021.
In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In June 2021, Moody's Investors Service ("Moody's") retained its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Registrant believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On July 27, 2021, AWR's Board of Directors approved a 9% increase in the third quarter dividend, from $0.335 per share to $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2021 to shareholders of record at the close of business on August 16, 2021. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 67 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.

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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $41.1 million for the six months ended June 30, 2021 as compared to $46.3 million for the same period in 2020.  This decrease was largely due to timing differences of income and payroll tax payments, which were deferred during the second quarter of 2020 as a result of COVID-19 relief legislation in effect in 2020, but not in 2021. This was partially offset by an improvement in cash from accounts receivable related to non-residential customers due, in part, to improved economic conditions as compared to the first six months of 2020, which was affected by the early stages of the COVID-19 pandemic. There was also an increase in customer rates and consumption. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $76.1 million for the six months ended June 30, 2021 as compared to $62.5 million for the same period in 2020 largely due to an increase in capital expenditures at the regulated utilities. Registrant invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision. For the year 2021, the regulated utilities' company-funded capital expenditures are expected to be between $125 and $135 million.
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
Net cash provided by financing activities was $3.6 million for the six months ended June 30, 2021 as compared to cash provided of $21.4 million during the same period in 2020. This decrease in cash was primarily due to the early redemption of GSWC's 9.56% private placement notes in the amount of $28.0 million in May 2021. This was partially offset by an increase in net borrowings on AWR's credit facility during the first six months of 2021 as compared to the same period in 2020.

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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. AWR borrows under a revolving credit facility, which expires in May 2023, and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. The CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023. In July 2020, GSWC completed the issuance of unsecured private placement notes totaling $160.0 million.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $40.0 million for the six months ended June 30, 2021 as compared to $41.0 million for the same period in 2020.  This decrease was largely due to timing differences of income and payroll tax payments, which were deferred during the second quarter of 2020 as a result of COVID-19 relief legislation in effect in 2020, but not in 2021. This was partially offset by an improvement in cash from accounts receivable related to non-residential customers due, in part, to improved economic conditions as compared to the first six months of 2020, which was affected by the the early stages of the COVID-19 pandemic. There was also an increase in customer rates and consumption. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $63.7 million for the six months ended June 30, 2021 as compared to $59.5 million for the same period in 2020. Due to the electric utility reorganization effective July 1, 2020, GSWC's cash flows from investing activities during the six months ended June 30, 2021 do not include the electric segment's capital expenditures, whereas the cash flows for the six months ended June 30, 2020 include the electric segment's capital expenditures.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During the first six months of 2021, AWR borrowed and subsequently repaid $23 million from/to GSWC under the terms of the note.
Cash Flows from Financing Activities:
Net cash used in financing activities was $7.2 million for the six months ended June 30, 2021 as compared to $19.5 million net cash provided for the same period in 2020.  This decrease was largely due to the early redemption of GSWC's 9.56% private placement notes in the amount of $28.0 million in May 2021.

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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of various legislation, most recently the Bipartisan Budget Act of 2019 for fiscal years 2020 and 2021 along with the anticipated expiration of the 2011 act in 2021, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
General Rate Case
On July 15, 2020, GSWC filed a general rate case application for all its water regions and the general office.  This general rate case will determine new water rates for the years 2022 – 2024.  Among other things, GSWC requested capital budgets of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. In June 2021, the assigned administrative law judge issued an order deferring evidentiary hearings to October 2021. As a result, the CPUC may not be able to issue its final decision by the end of 2021. If a final decision is issued after January 1, 2022, the new rates adopted in the final decision will be retroactive to be effective as of January 1, 2022.

Final Decision in the First Phase of the Low-Income Affordability Rulemaking
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA. Instead the utility may include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account.
The final decision will not have any impact on GSWC's WRAM or MCBA balances during the current rate cycle (2019 – 2021). In February 2021, the assigned administrative law judge in the pending general rate case proceeding confirmed that GSWC may continue the use of the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027 and, based on the August 27, 2020 decision, may not include the WRAM or MCBA for those years.
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with other more limited mechanisms recommended in the final decision would likely result in more volatility in GSWC’s future earnings and could result in less than or more than full recovery of its authorized water gross margin. In October 2020, GSWC, certain other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. Due to the delay in the CPUC issuing a decision on any of these applications for rehearing, GSWC filed a petition for writ of review to the California Supreme Court in May 2021, requesting the Court to review the CPUC's final decision on this matter. In response, the CPUC requested that the California Supreme Court hold the case, pending a CPUC decision on the October 2020 applications for rehearing, which the CPUC indicated would be forthcoming in August 2021. The California Supreme Court granted the CPUC's request. At this time, management cannot predict the outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. Among other things, this decision extended the existing moratorium implemented during the COVID-19 pandemic on water service disconnections due to non-payment until further CPUC guidance is issued, or February 1, 2022, whichever occurs first. The final decision also requires that amounts tracked in GSWC's COVID-19 CEMA account for unpaid customer bills be offset against any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers.
Cost of Capital Proceeding
GSWC filed a cost of capital application with the CPUC in May 2021. The application requests a capital structure of 57% equity and 43% debt, which is GSWC's currently adopted capital structure, a return on equity of 10.5%, and a return on rate base of 8.18%. A final decision on this proceeding is scheduled for the fourth quarter of 2021, with an effective date of January 1, 2022. GSWC's current authorized rate of return on rate base of 7.91% will remain in effect through December 31, 2021.
Electric Segment:
Recent Changes in Rates
On August 15, 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases the adopted electric gross margin by $1.1 million for 2021, and by $1.0 million for 2022. The rate case decision continues to apply to BVESI.
Wildfire Mitigation Plans and Safety Certification
California requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. BVESI's second WMP filed with the CPUC in 2020 was approved in January 2021. The CPUC is currently reviewing BVESI's latest WMP submission. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. Furthermore, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) has engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of June 30, 2021, BVESI has approximately $1.9 million related to expenses accumulated in its WMPs memorandum accounts that have been recognized as regulatory assets for future recovery. BVESI’s examination of these expenses as well as the capital investments incurred for its WMPs is currently in progress and at this time, management cannot predict the outcome or recommendations that may result from this examination.
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
BVESI CEMA Regulatory Asset
BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a final decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision does permit BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement and will file a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain as a regulatory asset at June 30, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. The CPUC allows CEMA accounts to be established following a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. However, if BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings for the write-off of this CEMA regulatory asset totaling $455,000. At this time, management cannot predict the final outcome of this matter.
COVID-19:
In response to the ongoing economic impact of the COVID-19 pandemic, on June 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extends the existing emergency water customer protections from June 30, 2021 to February 1, 2022. On June 21, 2021, the CPUC also issued a proposed decision to extend the moratorium on electric disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric service disconnections for non-payment will not occur until approximately December 1, 2021.
Due to expected future credit losses on utility customer bills as a result of the pandemic, GSWC and BVESI continue to increase their allowance for doubtful accounts as of June 30, 2021. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA") to be filed with the CPUC for future recovery. Through June 30, 2021, AWR has recorded approximately $6.7 million in these COVID-19-related memorandum accounts related to bad debt expense in excess of GSWC’s and BVESI's revenue requirement, personal protective equipment, printing costs and other incremental costs. By tracking these costs in memorandum accounts, utilities can later request authorization from the CPUC for recovery of these costs. GSWC's COVID-19 memorandum account is being addressed in its pending water general rate case, while BVESI intends to include the memorandum account for recovery in its next general rate case application expected to be filed in 2022. The CPUC's July 15, 2021 final decision also requires that amounts tracked in GSWC's CEMA account for unpaid customer bills be offset against any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers.
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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). In compliance with the SDWA and to assure a safe drinking water supply to its customers, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC rate-making process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC.
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, used in various other industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances ("PFAS"). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.
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
In February 2020, DDW established new response levels for two of the PFAS compounds - 10 parts per trillion for perfluorooctanoic acid ("PFOA") and 40 parts per trillion for perfluorooctanesulfonic acid ("PFOS"). In March 2021, DDW issued a notification level and response level of 0.5 parts per billion (ppb) and 5 ppb, respectively, for perfluorobutane sulfonic acid (PFBS). The CPUC has authorized GSWC to track incremental costs, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a Polyfluoroalkyl Substances Memorandum Account to be filed with the CPUC for future recovery.
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
California's recent period of multi-year drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas in accordance with CPUC procedures. In the event of water supply shortages beyond the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply. Registrant's liquidity may be adversely impacted by changes in water supply costs.
For the current 2021 water year, precipitation and snow levels have been well below average. The April 1st snow survey showed levels around 59% of average for the Sierra snowpack and precipitation statewide at approximately 50% of average for the water year. Due to warmer temperatures, especially in the northern portions of the State, below normal runoff from winter snowpack resulted in low reservoir levels throughout the State. As a result, California is entering into yet another concerning drought. As of July 27, 2021, the U.S. Drought Monitor reported that nearly 90% of California is considered to be in extreme drought, as compared to only 3% one year ago. These dry conditions are more pronounced in northern, central and eastern portions of California, while Southern California areas continue to experience moderate to severe drought conditions.
On March 3, 2021, the United States Department of Agriculture declared a natural disaster for 50 counties in California, including those served by GSWC, due to drought impacts on agriculture. To date, the governor of California has proclaimed a state of emergency for 50 of the 58 counties in California. In addition, the governor of California signed an executive order asking all Californians to voluntarily reduce water usage by 15 percent as compared to 2020 usage due to the persisting dry conditions. This order was followed by a July 8, 2021 letter from the CPUC calling on all investor-owned water utilities to implement voluntary conservation measures to achieve this 15 percent level. Additional mandates directed by the state of California are possible should dry conditions persist.
Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas from the previous drought. GSWC has water supply contingency plans in place, which address different actions to be taken based upon available water supply. GSWC is contacting all of its customers and encouraging them to voluntarily reduce water usage by 15% in accordance with the governor of California's executive order. GSWC will need to make a filing with the CPUC before implementing any mandatory cut backs. Registrant's liquidity may be adversely impacted by mandatory water-use restrictions imposed on customers. GSWC has filed with the CPUC for authority to establish a Water Conservation Memorandum Account that will track incremental drought-related costs for future recovery.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors. Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors. DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. The SWP is a major source of water for the MWD. In December 2020, DWR set the initial SWP delivery allocation at 10 percent of requests for the 2020 calendar year. Due to ongoing dry conditions, the delivery allocation was decreased to 5 percent in March 2021. At this time, it is projected that initial SWP delivery allocations for 2022 may be at similarly low levels. MWD also relies on Colorado River supplies. The Colorado River Basin is also experiencing prolonged dry conditions, which are impacting Lake Mead water levels. This has resulted in a first ever lower Basin shortage condition forecasted for 2022. However, MWD has stated that it currently has robust reserves in storage through 2022 and is not currently projecting shortages in the current water year.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2021	320		$78.48	—	—
May 1 – 31, 2021	251		$78.23	—	—
June 1 – 30, 2021	2,552		$79.40	—	—
Total	3,123	(2)	$79.22	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         These Common Shares were acquired on the open market for employees pursuant to the Company's 401(k) plan and for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On July 27, 2021, AWR's Board of Directors approved a 9% increase in the third quarter dividend, from $0.335 per share to $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2021 to shareholders of record at the close of business on August 16, 2021.
(b)    There have been no material changes during the second quarter of 2021 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.3
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

10.4	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.5	Dividend Reinvestment and Common Share Purchase Plan incorporated herein by reference to American States Water Company Registrant's Form S-3D filed November 12, 2008 (File No. 1-14431)

10.6
Form of Amended and Restated Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on November 21, 2014 (File No. 1-14431) (2)

10.7	Golden State Water Company Pension Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 21, 2009 (File No. 1-14431) (2)

10.8
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended , incorporated by reference to Exhibit 10.1 to Registrant's 8-K dated June 21, 2021

10.9
Form of Indemnification Agreement for executive officers other than the CEO, SVPs and VP of Finance, incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.10	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.11	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.12	Form of Indemnification Agreement for directors, CEO, SVPs and VP of Finance (1)

10.13	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.14	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.15	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.16	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.17	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.18	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.19	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.20
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.21	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.22	2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.23	Form of Award Agreement for the 2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.24	Contract for Professional Services effective July 10, 2021 incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 15, 2021 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 2, 2021