Form 10-Q
period 2021-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2021-11-01
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021

or

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
As of October 29, 2021, the number of Common Shares outstanding of American States Water Company was 36,936,252 shares. As of October 29, 2021, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2021	December 31, 2020
Property, Plant and Equipment
Regulated utility plant, at cost	$2,144,543	$2,043,791
Non-utility property, at cost	37,717	36,578
Total	2,182,260	2,080,369
Less - Accumulated depreciation	(587,714)	(568,326)
Net property, plant and equipment	1,594,546	1,512,043

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	37,287	35,318
Total other property and investments	38,403	36,434

Current Assets
Cash and cash equivalents	7,141	36,737
Accounts receivable — customers (less allowance for doubtful accounts of $9,074 in 2021 and $5,263 in 2020)	33,251	29,162
Unbilled receivable	25,517	25,836
Receivable from the U.S. government (Note 2)	29,103	25,182
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	4,895	3,960
Income taxes receivable	124	103
Materials and supplies, at weighted average cost	10,240	8,619
Regulatory assets — current	13,026	13,088
Prepayments and other current assets	7,049	5,555
Unrealized gains on purchased power contracts	7,875	—
Contract assets	5,438	8,873
Total current assets	143,659	157,115

Other Assets
Unbilled revenue — receivable from U.S. government	7,700	9,945
Receivable from the U.S. government (Note 2)	52,751	49,488
Contract assets (Note 2)	5,310	1,384
Operating lease right-of-use assets	11,072	11,146
Regulatory assets	10,662	3,451
Other	10,697	10,597
Total other assets	98,192	86,011

Total Assets	$1,874,800	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2021	December 31, 2020
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,936,252 shares in 2021 and 36,889,103 shares in 2020	$258,264	$256,666
Earnings reinvested in the business	420,671	385,007
Total common shareholders’ equity	678,935	641,673
Long-term debt	412,093	440,348
Total capitalization	1,091,028	1,082,021

Current Liabilities
Notes payable to bank	28,000	—
Long-term debt — current	377	358
Accounts payable	67,952	63,788
Income taxes payable	3,569	6,783
Accrued other taxes	12,174	11,902
Accrued employee expenses	15,680	15,122
Accrued interest	6,242	4,832
Unrealized losses on purchased power contracts	—	1,537
Contract liabilities (Note 2)	555	1,800
Regulatory liabilities	3,821	—
Operating lease liabilities	2,079	2,013
Other	10,671	10,437
Total current liabilities	151,120	118,572

Other Credits
Notes payable to bank	162,000	134,200
Advances for construction	66,505	63,374
Contributions in aid of construction - net	147,510	140,332
Deferred income taxes	136,531	131,172
Unamortized investment tax credits	1,170	1,224
Accrued pension and other postretirement benefits	93,671	95,639
Operating lease liabilities	9,433	9,636
Other	15,832	15,433
Total other credits	632,652	591,010

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,874,800	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating Revenues
Water	$102,768	$98,701	$269,430	$257,199
Electric	8,564	8,288	28,211	26,935
Contracted services	25,423	26,699	84,588	79,909
Total operating revenues	136,755	133,688	382,229	364,043

Operating Expenses
Water purchased	24,093	23,445	60,248	56,291
Power purchased for pumping	3,584	3,369	8,590	7,626
Groundwater production assessment	5,185	5,962	14,845	15,140
Power purchased for resale	2,875	2,117	8,203	7,127
Supply cost balancing accounts	(2,446)	(2,639)	(7,959)	(6,606)
Other operation	9,414	8,128	26,165	24,573
Administrative and general	20,255	20,644	62,938	63,992
Depreciation and amortization	9,826	9,348	29,156	27,190
Maintenance	2,979	4,246	8,908	12,224
Property and other taxes	6,052	5,693	17,265	16,098
ASUS construction	12,154	13,568	42,910	39,166
Total operating expenses	93,971	93,881	271,269	262,821

Operating Income	42,784	39,807	110,960	101,222

Other Income and Expenses
Interest expense	(5,553)	(6,161)	(17,843)	(17,533)
Interest income	333	316	1,136	1,364
Other, net	467	1,613	2,998	2,388
Total other income and expenses, net	(4,753)	(4,232)	(13,709)	(13,781)

Income before income tax expense	38,031	35,575	97,251	87,441

Income tax expense	9,878	9,045	23,254	21,227

Net Income	$28,153	$26,530	$73,997	$66,214

Weighted Average Number of Common Shares Outstanding	36,933	36,886	36,916	36,877
Basic Earnings Per Common Share	$0.76	$0.72	$2.00	$1.79

Weighted Average Number of Diluted Shares	37,025	37,002	37,004	36,990
Fully Diluted Earnings Per Common Share	$0.76	$0.72	$2.00	$1.79

Dividends Paid Per Common Share	$0.365	$0.335	$1.035	$0.945

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2020	36,889	$256,666	$385,007	$641,673
Add:
Net income			19,268	19,268
Exercise of stock options and other issuances of Common Shares	24	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		813		813
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			12,361	12,361
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2021	36,913	$257,528	$391,865	$649,393

Add:
Net income			26,576	26,576
Exercise of stock options and other issuances of Common Shares	19	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		531		531
Dividend equivalent rights on stock-based awards not paid in cash		42		42
Deduct:
Dividends on Common Shares			12,366	12,366
Dividend equivalent rights on stock-based awards not paid in cash			42	42
Balances at June 30, 2021	36,932	$258,101	$406,033	$664,134

Add:
Net income			28,153	28,153
Exercise of stock options and other issuances of Common Shares	4	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		128		128
Dividend equivalent rights on stock-based awards not paid in cash		35		35
Deduct:
Dividends on Common Shares			13,480	13,480
Dividend equivalent rights on stock-based awards not paid in cash			35	35
Balances at September 30, 2021	36,936	$258,264	$420,671	$678,935

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$73,997	$66,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,440	27,441
Provision for doubtful accounts	873	873
Deferred income taxes and investment tax credits	1,205	1,767
Stock-based compensation expense	2,456	2,474
Gain on investments held in a trust	(2,313)	(1,266)
Other — net	273	16
Changes in assets and liabilities:
Accounts receivable — customers	(8,748)	(14,759)
Unbilled receivable	2,564	(6,406)
Other accounts receivable	(935)	(337)
Receivables from the U.S. government	(7,847)	(4,834)
Materials and supplies	(1,621)	(2,270)
Prepayments and other assets	(1,139)	347
Contract assets	172	5,092
Regulatory assets	(8,319)	(367)
Accounts payable	2,924	2,657
Income taxes receivable/payable	(3,235)	8,480
Contract liabilities	(1,245)	(2,497)
Accrued pension and other postretirement benefits	1,416	132
Other liabilities	2,005	5,086
Net cash provided	81,923	87,843

Cash Flows From Investing Activities:
Capital expenditures	(106,721)	(94,824)
Other investing activities	229	187
Net cash used	(106,492)	(94,637)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	30
Receipt of advances for and contributions in aid of construction	10,636	7,576
Refunds on advances for construction	(3,613)	(3,401)
Retirement or repayments of long-term debt	(28,356)	(335)
Proceeds from the issuance of long-term debt, net of issuance costs	—	159,422
Net change in notes payable to banks	55,800	(113,000)
Dividends paid	(38,207)	(34,848)
Other financing activities	(1,287)	(1,857)
Net cash (used) provided	(5,027)	13,587
Net change in cash and cash equivalents	(29,596)	6,793
Cash and cash equivalents, beginning of period	36,737	1,334
Cash and cash equivalents, end of period	$7,141	$8,127

Non-cash transactions:
Accrued payables for investment in utility plant	$29,101	$20,407
Property installed by developers and conveyed	$6,093	$2,861

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2021	December 31, 2020
Utility Plant
Utility plant, at cost	$1,988,948	$1,902,772
Less - Accumulated depreciation	(517,208)	(502,283)
Net utility plant	1,471,740	1,400,489

Other Property and Investments	35,218	33,240

Current Assets
Cash and cash equivalents	2,959	35,578
Accounts receivable — customers (less allowance for doubtful accounts of $8,493 in 2021 and $4,907 in 2020)	31,147	26,920
Unbilled receivable	21,126	19,330
Other accounts receivable (less allowance for doubtful accounts of $53 in 2021 and $53 in 2020)	2,607	3,255
Intercompany receivable	—	1,107
Materials and supplies, at average cost	3,921	3,659
Regulatory assets — current	13,026	11,325
Prepayments and other current assets	5,088	4,114
Total current assets	79,874	105,288

Other Assets
Operating lease right-of-use assets	10,965	11,103
Regulatory assets	10,615	1,048
Other	9,702	9,614
Total other assets	31,282	21,765

Total Assets	$1,618,114	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2021	December 31, 2020
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2021 and 2020	$356,403	$354,906
Earnings reinvested in the business	245,961	228,392
Total common shareholder’s equity	602,364	583,298
Long-term debt	412,093	440,348
Total capitalization	1,014,457	1,023,646

Current Liabilities
Long-term debt — current	377	358
Accounts payable	53,178	45,613
Accrued other taxes	10,432	10,382
Accrued employee expenses	12,750	12,351
Accrued interest	5,964	4,545
Income taxes payable to Parent	4,045	4,612
Operating lease liabilities	2,056	1,956
Other	9,695	9,403
Total current liabilities	98,497	89,220

Other Credits
Intercompany payable to Parent	44,522	—
Advances for construction	66,485	63,354
Contributions in aid of construction — net	145,869	138,691
Deferred income taxes	129,091	124,581
Unamortized investment tax credits	1,170	1,224
Accrued pension and other postretirement benefits	93,494	95,570
Operating lease liabilities	9,393	9,636
Other	15,136	14,860
Total other credits	505,160	447,916

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,618,114	$1,560,782

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating Revenues
Water	$102,768	$98,701	$269,430	$257,199
Electric (Note 11)	—	—	—	18,647
Total operating revenues	102,768	98,701	269,430	275,846

Operating Expenses (Note 11)
Water purchased	24,093	23,445	60,248	56,291
Power purchased for pumping	3,584	3,369	8,590	7,626
Groundwater production assessment	5,185	5,962	14,845	15,140
Power purchased for resale	—	—	—	5,010
Supply cost balancing accounts	(2,114)	(3,019)	(8,445)	(6,986)
Other operation	7,287	6,185	19,476	19,185
Administrative and general	13,677	13,610	41,973	46,181
Depreciation and amortization	8,272	7,835	24,547	24,073
Maintenance	2,140	3,219	6,236	9,613
Property and other taxes	5,185	4,946	14,665	14,297
Total operating expenses	67,309	65,552	182,135	190,430

Operating Income (Note 11)	35,459	33,149	87,295	85,416

Other Income and Expenses
Interest expense	(5,184)	(5,911)	(16,625)	(16,865)
Interest income	86	105	352	604
Other, net	429	1,483	2,684	2,329
Total other income and expenses, net	(4,669)	(4,323)	(13,589)	(13,932)

Income before income tax expense	30,790	28,826	73,706	71,484

Income tax expense	7,993	7,683	17,718	18,220

Net Income (Note 11)	$22,797	$21,143	$55,988	$53,264

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2020	170	$354,906	$228,392	$583,298
Add:
Net income			12,231	12,231
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		782		782
Dividend equivalent rights on stock-based awards not paid in cash		45		45
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			45	45
Balances at March 31, 2021	170	$355,733	$228,178	$583,911

Add:
Net income			20,960	20,960
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		479		479
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2021	170	$356,251	$236,699	$592,950

Add:
Net income			22,797	22,797
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		117		117
Dividend equivalent rights on stock-based awards not paid in cash		35		35
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			35	35
Balances at September 30, 2021	170	$356,403	$245,961	$602,364

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			11,202	11,202
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		254		254
Dividend equivalent rights on stock-based awards not paid in cash		46		46
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			46	46
Balances at March 31, 2020	165	$294,054	$257,340	$551,394

Add:
Net income			20,919	20,919
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		296		296
Dividend equivalent rights on stock-based awards not paid in cash		36		36
Deduct:
Dividends on Common Shares			11,250	11,250
Dividend equivalent rights on stock-based awards not paid in cash			36	36
Balances at June 30, 2020	165	$294,386	$266,973	$561,359

Add:
Net income			21,143	21,143
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		447		447
Dividend equivalent rights on stock-based awards not paid in cash		40		40
Deduct:
Distribution of BVESI common shares to AWR parent (Note 11)			71,344	71,344
Dividend equivalent rights on stock-based awards not paid in cash			40	40
Balances at September 30, 2020	165	$294,873	$216,732	$511,605

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities:
Net income	$55,988	$53,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,741	24,293
Provision for doubtful accounts	789	855
Deferred income taxes and investment tax credits	578	1,357
Stock-based compensation expense	2,249	2,375
Gain on investments held in a trust	(2,313)	(1,266)
Other — net	248	296
Changes in assets and liabilities:
Accounts receivable — customers	(8,555)	(14,330)
Unbilled receivable	(1,796)	(3,828)
Other accounts receivable	648	(239)
Materials and supplies	(262)	(2,168)
Prepayments and other assets	(469)	144
Regulatory assets	(7,316)	582
Accounts payable	5,799	3,690
Intercompany receivable/payable	694	(1,730)
Income taxes receivable/payable from/to Parent	(567)	7,282
Accrued pension and other postretirement benefits	1,308	132
Other liabilities	1,563	4,384
Net cash provided	73,327	75,093

Cash Flows From Investing Activities:
Capital expenditures	(90,299)	(87,665)
Note receivable from AWR parent	(23,000)	—
Receipt of payment of note receivable from AWR parent	23,000	—
Other investing activities	181	136
Net cash used	(90,118)	(87,529)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	10,604	7,576
Refunds on advances for construction	(3,613)	(3,401)
Retirement or repayments of long-term debt	(28,356)	(335)
Proceeds from the issuance of long-term debt, net of issuance costs	—	159,422
Net change in intercompany borrowings	45,000	(123,000)
Dividends paid	(38,300)	(22,500)
Other financing activities	(1,163)	(1,654)
Net cash (used) provided	(15,828)	16,108

Net change in cash and cash equivalents	(32,619)	3,672
Cash and cash equivalents, beginning of period	35,578	401
Cash and cash equivalents, end of period	$2,959	$4,073

Non-cash transactions:
Accrued payables for investment in utility plant	$27,399	$18,656
Property installed by developers and conveyed	$6,093	$2,861
Transfer of electric segment net assets (net of cash) for BVESI common shares (Note 11)	$—	$71,324
Distribution of BVESI common shares to AWR parent (Note 11)	$—	$71,344
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
 GSWC and BVESI are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 262,500 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,600 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to the electric segment of approximately $653,000 and $643,000 during the three months ended September 30, 2021 and 2020, respectively and $2.1 million and $2.2 million during the nine months ended September 30, 2021 and 2020, respectively. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million during each of the three months ended September 30, 2021 and 2020, and $4.0 million and $3.8 million during the nine months ended September 30, 2021 and 2020, respectively.

AWR borrows under a $200.0 million credit facility and provides funds to GSWC and ASUS in support of their operations.  This credit agreement expires in May 2023. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of September 30, 2021, there was $162.0 million outstanding under this facility. BVESI has a separate $35 million revolving credit facility to support its operations and capital expenditures. BVESI's credit facility expires in July 2023. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15 million, which is subject to approval by the financial institution. As of September 30, 2021, there was $28.0 million outstanding under this facility.
GSWC’s intercompany borrowing agreement with AWR and BVESI’s revolving credit facility are considered short-term debt arrangements by the CPUC. Both GSWC and BVESI have been authorized by the CPUC to borrow under these arrangements for a term of up to 24 months. Borrowings under these arrangements are, therefore, required to be fully paid off within a 24-month period. GSWC’s next pay-off period for its intercompany borrowings from AWR ends in May 2023, and BVESI’s pay-off period for its credit facility ends in July 2022. Accordingly, as of September 30, 2021, the $28.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet.
On May 24, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset. GSWC funded the redemption by borrowing from AWR parent. AWR, in turn, funded from its revolving credit facility.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. The borrowing and repayment activity of this note is reflected on GSWC's statements of cash flows under investing activities. There were no amounts outstanding under this note as of September 30, 2021.
    COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI continue to include suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water- service disconnections at GSWC was implemented in response to an executive order from the governor of California. On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extended the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers until the earlier of February 1, 2022 or pursuant to further CPUC guidance on the matter. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric customer service disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric service disconnections for non-payment will occur no earlier than December 1, 2021.
The pandemic has caused volatility on financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Furthermore, as discussed above, GSWC's and BVESI's response to the pandemic required the suspension of service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Due to the expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts for past due customer receivables. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. GSWC and BVESI have recorded a combined total of approximately $8.5 million in these accounts as regulatory assets, as it is believed such amounts are probable of recovery. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be offset by any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery in its next general rate case application expected to be filed in 2022. On July 12, 2021, the governor of California approved SB-129 Budget Act of 2021, which includes almost $1 billion in relief funding for overdue water customer bills, and almost $1 billion in relief funding for overdue electric customer bills. The water utility relief funding is being managed by the

State Water Resources Control Board through the California Water and Wastewater Arrearage Payment Program to provide direct assistance to community water systems to credit customer accounts for water debt accrued during the COVID-19 pandemic. The electric utility relief funding is being managed by the California Department of Community Services and Development through the California Arrearage Payment Program. Both GSWC and BVESI intend to seek recovery of overdue amounts from all available funding sources. Funds for both water and electric utility relief are expected to be distributed to utilities during the fourth quarter of 2021 or the first quarter of 2022.
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

Note 2 — Revenues
Most of Registrant's revenues are derived from contracts with customers, including tariff-based revenues of its regulated utilities, GSWC and BVESI. ASUS's initial 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheets.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Almost all of ASUS's revenues are from the U.S. government. For the three and nine months ended September 30, 2021 and 2020, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar in thousands)	2021	2020	2021	2020
Water:
Tariff-based revenues	$100,256	$97,036	$261,231	$243,553
Surcharges (cost-recovery activities)	1,095	1,217	2,604	2,913
Other	586	569	1,626	1,556
Water revenues from contracts with customers	101,937	98,822	265,461	248,022
WRAM under (over)-collection (alternative revenue program)	831	(121)	3,969	9,177
Total water revenues	102,768	98,701	269,430	257,199

Electric:
Tariff-based revenues	8,791	8,531	28,798	25,948
Surcharges (cost-recovery activities)	32	188	278	624
Electric revenues from contracts with customers	8,823	8,719	29,076	26,572
BRRAM (over) under-collection (alternative revenue program)	(259)	(431)	(865)	363
Total electric revenues	8,564	8,288	28,211	26,935

Contracted services:
Water	15,454	17,143	53,102	45,316
Wastewater	9,969	9,556	31,486	34,593
Contracted services revenues from contracts with customers	25,423	26,699	84,588	79,909

Total AWR revenues	$136,755	$133,688	$382,229	$364,043
The opening and closing balances of ASUS's unbilled receivables, receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollar in thousands)	September 30, 2021	December 31, 2020
Unbilled receivables	$11,041	$14,924
Receivable from the U.S. government	$81,854	$74,670
Contract assets	$10,748	$10,257
Contract liabilities	$555	$1,800
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
Revenues for the nine months ended September 30, 2021, which were included in contract liabilities at the beginning of the period totaled $838,000. There were no revenues recorded during the three months ended September 30, 2021 that were included in contract liabilities at the beginning of the period. Contracted services revenues recognized during the three and nine months ended September 30, 2021 from performance obligations satisfied in previous periods were not material.
As of September 30, 2021, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.3 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 33 to 47 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process; and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2021, GSWC and BVESI had approximately $28.2 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $77.4 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $7.2 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $63.2 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) a $7.9 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	September 30, 2021	December 31, 2020
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$19,609	$13,741
Costs deferred for future recovery on Aerojet case	5,557	6,751
Pensions and other post-retirement obligations (Note 8)	63,149	65,576
COVID-19 memorandum accounts	7,912	4,119
Excess deferred income taxes	(73,409)	(74,185)
Flow-through taxes, net	(6,620)	(9,722)
Other regulatory assets	11,372	10,670
Various refunds to customers	(3,929)	(4,577)
Total GSWC	$23,641	$12,373
BVESI
Derivative unrealized (gain) loss (Note 5)	(7,875)	1,537
Other regulatory assets	4,101	2,629
Total AWR	$19,867	$16,539
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Registrant's Form 10-K for the year ended December 31, 2020 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2020.
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

As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded in order to recognize such amounts as revenue.  The recovery periods for the majority of GSWC's WRAM/MCBA balances are primarily within 12 to 24 months. During the nine months ended September 30, 2021, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $10.7 million due primarily to higher-than-adopted supply costs currently in billed customer rates. As of September 30, 2021, GSWC had an aggregated regulatory asset of $19.6 million, which is comprised of a $3.4 million under-collection in the WRAM accounts and a $16.2 million under-collection in the MCBA accounts.
COVID-19 Memorandum Accounts:
The CPUC approved GSWC's and BVESI's requests to activate COVID-19-related memorandum accounts for the impact of the COVID-19 pandemic. GSWC's and BVESI's response to the pandemic has included suspending service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Costs incurred by GSWC and BVESI in response to the COVID-19 pandemic, including bad debt expense, in excess of what is included in their respective revenue requirements are being included in the COVID-19-related memorandum accounts for future recovery. As of September 30, 2021, GSWC and BVESI have recorded a total of $8.5 million in these accounts as regulatory assets, as it is believed such amounts are probable of recovery. The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be offset by any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery in its next general rate case application expected to be filed in 2022.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which they have received or expect to receive rate recovery in the future. These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the asset's value. Included in other regulatory assets are CPUC-approved memorandum accounts to track the costs incurred in connection with the development and implementation of BVESI’s wildfire mitigation plans (“WMPs”), which are required by California legislation to be submitted annually to the CPUC for approval. The CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) has engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of September 30, 2021, BVESI has approximately $2.2 million related to expenses accumulated in its WMPs memorandum accounts that have been recognized as regulatory assets for future recovery. BVESI’s examination of these expenses, as well as the capital investments incurred for its WMPs, is currently in progress and at this time, management cannot predict the outcome or recommendations that may result from this examination.
BVESI Other CEMA Regulatory Asset: BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a final decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision permits BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and in October 2021 filed a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain a regulatory asset at September 30, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. If BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings from a write-off of this CEMA regulatory asset of approximately $455,000. Management cannot currently predict the final outcome of this matter.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income	$28,153	$26,530	$73,997	$66,214
Less: (a) Distributed earnings to common shareholders	13,480	12,356	38,207	34,848
Distributed earnings to participating securities	37	43	100	116
Undistributed earnings	14,636	14,131	35,690	31,250

(b) Undistributed earnings allocated to common shareholders	14,596	14,083	35,597	31,146
Undistributed earnings allocated to participating securities	40	48	93	104
Total income available to common shareholders, basic (a)+(b)	$28,076	$26,439	$73,804	$65,994

Weighted average Common Shares outstanding, basic	36,933	36,886	36,916	36,877
Basic earnings per Common Share	$0.76	$0.72	$2.00	$1.79

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of September 30, 2021 and 2020 under these plans. At September 30, 2021 and 2020, there were 101,267 and 127,234 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Common shareholders earnings, basic	$28,076	$26,439	$73,804	$65,994
Undistributed earnings for dilutive stock-based awards	40	48	93	104
Total common shareholders earnings, diluted	$28,116	$26,487	$73,897	$66,098

Weighted average common shares outstanding, basic	36,933	36,886	36,916	36,877
Stock-based compensation (1)	92	116	88	113
Weighted average common shares outstanding, diluted	37,025	37,002	37,004	36,990

Diluted earnings per Common Share	$0.76	$0.72	$2.00	$1.79

(1)     All of the 101,267 and 127,234 restricted stock units at September 30, 2021 and 2020, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021, AWR issued 47,149 common shares related to restricted stock units. During the nine months ended September 30, 2020, AWR issued 42,447 common shares related to restricted stock units and stock options for approximately $30,000, under Registrant’s stock incentive plans for employees.

During the nine months ended September 30, 2021 and 2020, AWR paid $1.3 million and $1.9 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2021 and 2020, GSWC paid $1.2 million and $1.7 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2021 and 2020, AWR paid quarterly dividends of approximately $13.5 million, or $0.365 per share, and $12.4 million, or $0.335 per share, respectively. During the nine months ended September 30, 2021 and 2020, AWR paid quarterly dividends of approximately $38.2 million, or $1.035 per share, and $34.8 million, or $0.945 per share, respectively.
During the three months ended September 30, 2021, GSWC paid dividends of $13.5 million to AWR. GSWC did not pay a dividend to AWR during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, GSWC paid dividends of $38.3 million and $22.5 million, respectively, to AWR during these periods.
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
BVESI's purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact AWR’s earnings. As of September 30, 2021, there was a $7.9 million unrealized gain recorded as a regulatory liability in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2021 was 387,821 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2021 and 2020. The change in fair value was due to an increase in energy prices during the three and nine months ended September 30, 2021.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Fair value at beginning of the period	$2,810	$(3,827)	$(1,537)	$(3,171)
Unrealized gains on purchased power contracts	5,065	1,309	9,412	653
Fair value at end of the period	$7,875	$(2,518)	$7,875	$(2,518)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for Registrant's supplemental executive retirement plan ("SERP") are measured at fair value and totaled $28.2 million as of September 30, 2021. All equity investments in the Rabbi Trust are Level 1 (as described in Note 5) investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of September 30, 2021 and December 31, 2020 were determined using rates for similar financial instruments of the same duration utilizing Level 2 (as described in Note 5) methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$415,788	$501,974	$444,271	$559,752
___________________
(1) Excludes debt issuance costs.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 26.0% and 25.4% for the three months ended September 30, 2021 and 2020, respectively, and was 23.9% and 24.3% for the nine months ended September 30, 2021 and 2020, respectively. GSWC's ETR was 26.0% and 26.7% for the three months ended September 30, 2021 and 2020, respectively, and was 24.0% and 25.5% for the nine months ended September 30, 2021 and 2020, respectively.
The AWR and GSWC effective tax rates differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and nine months ended September 30, 2021 and 2020; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$1,487	$1,390	$31	$35	$348	$244
Interest cost	1,700	1,970	22	44	229	247
Expected return on plan assets	(3,137)	(2,950)	(134)	(130)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	876	484	(488)	(334)	419	211
Net periodic benefits costs under accounting standards	1,035	1,003	(569)	(385)	996	702
Regulatory adjustment - deferred	(254)	(121)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$781	$882	$(569)	$(385)	$996	$702

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2021	2020	2021	2020	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$4,737	$4,170	$111	$129	$1,044	$732
Interest cost	5,124	5,910	84	156	687	741
Expected return on plan assets	(9,405)	(8,850)	(402)	(384)	—	—
Amortization of prior service cost	327	327	—	—	—	—
Amortization of actuarial (gain) loss	2,862	1,452	(1,062)	(732)	1,257	633
Net periodic benefits costs under accounting standards	3,645	3,009	(1,269)	(831)	2,988	2,106
Regulatory adjustment - deferred	(956)	(362)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$2,689	$2,647	$(1,269)	$(831)	$2,988	$2,106

In September 2021, Registrant contributed approximately $3.5 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.
During the three months ended September 30, 2021 and 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $254,000 and $121,000, respectively. During the nine months ended September 30, 2021 and 2020, GSWC's actual pension expense was higher than the amounts included in water customer rates by $956,000 and $362,000, respectively. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of September 30, 2021, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $60,000 and $184,000, respectively, included as part of regulatory assets and liabilities (Note 3).

Note 9 — Contingencies
Environmental Clean-Up and Remediation:
GSWC has been involved in an environmental remediation and cleanup at one of its plant sites that contained an underground storage tank that was used to store gasoline for its vehicles. The tank was removed from the ground in July 1990 along with its dispenser and ancillary piping. Since then, GSWC has been involved in various remediation activities at the site.  Analysis indicates that off-site monitoring wells may be necessary to document effectiveness of remediation.
As of September 30, 2021, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2021, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills, and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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
The tables below set forth information relating to AWR’s operating segments and AWR Parent. The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, excluding U.S. government- and third-party contractor-funded capital expenditures for ASUS, and property installed by developers and conveyed to GSWC or BVESI.

	As Of And For The Three Months Ended September 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$102,768	$8,564	$25,423	$—	$136,755
Operating income (loss)	35,459	2,053	5,273	(1)	42,784
Interest expense, net	5,098	101	(141)	162	5,220
Net property, plant and equipment	1,471,740	101,952	20,854	—	1,594,546
Depreciation and amortization expense (1)	8,272	644	910	—	9,826
Income tax expense	7,993	537	1,265	83	9,878
Capital additions	26,490	3,941	143	—	30,574

	As Of And For The Three Months Ended September 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$98,701	$8,288	$26,699	$—	$133,688
Operating income (loss)	33,149	1,865	4,794	(1)	39,807
Interest expense, net	5,806	54	(74)	59	5,845
Net property, plant and equipment	1,373,323	83,188	22,599	—	1,479,110
Depreciation and amortization expense (1)	7,835	626	887	—	9,348
Income tax expense (benefit)	7,683	533	1,150	(321)	9,045
Capital additions	28,076	3,039	1,122	—	32,237

	As Of And For The Nine Months Ended September 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$269,430	$28,211	$84,588	$—	$382,229
Operating income (loss)	87,295	7,296	16,375	(6)	110,960
Interest expense, net	16,273	275	(458)	617	16,707
Net property, plant and equipment	1,471,740	101,952	20,854	—	1,594,546
Depreciation and amortization expense (1)	24,547	1,925	2,684	—	29,156
Income tax expense (benefit)	17,718	1,879	3,927	(270)	23,254
Capital additions	90,299	15,139	1,283	—	106,721

	As Of And For The Nine Months Ended September 30, 2020
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$257,199	$26,935	$79,909	$—	$364,043
Operating income (loss)	80,416	6,865	13,946	(5)	101,222
Interest expense, net	15,796	519	(371)	225	16,169
Net property, plant and equipment	1,373,323	83,188	22,599	—	1,479,110
Depreciation and amortization expense (1)	22,858	1,841	2,491	—	27,190
Income tax expense (benefit)	17,031	1,722	3,199	(725)	21,227
Capital additions	78,611	12,093	4,120	—	94,824
(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $94,000 and $84,000 for the three months ended September 30, 2021 and 2020, respectively, and totaled $283,000 and $249,000 for the nine months ended September 30, 2021 and 2020, respectively.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2021	2020
Total net property, plant and equipment	1,594,546	$1,479,110
Other assets	280,254	247,308
Total consolidated assets	$1,874,800	$1,726,418

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
The table below sets forth selected information relating to the electric segment's results of operations for the nine months ended September 30, 2021 as a subsidiary of AWR, and for the six months ended June 30, 2020 while a division of GSWC plus the three months ended September 30, 2020 as a new subsidiary of AWR:

	Nine Months Ended	Six Months Ended	Three Months Ended
	September 30, 2021	June 30, 2020	September 30, 2020	Nine Months Ended
(in thousands)	(Subsidiary of AWR)	(Division of GSWC)	(Subsidiary of AWR)	September 30, 2020
Electric revenues	$28,211	$18,647	$8,288	$26,935
Operating expenses	20,915	13,647	6,423	20,070
Operating income	7,296	5,000	1,865	6,865

Net income	$5,310	$3,409	$1,308	$4,717

The table below sets forth the electric segment's post-spinoff cash flows for the nine months ended September 30, 2021, and for the three months ended September 30, 2020.

	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020
(in thousands)	(Subsidiary of AWR)	(Subsidiary of AWR)
Net cash provided from operating activities	$7,215	$603

Net cash used in investing activities	(15,139)	(3,039)

Net cash provided from financing activities (1)	7,824	2,999

Net change in cash and cash equivalents	(100)	563
Cash and cash equivalents, beginning of period	367	20
Cash and cash equivalents, end of period	$267	$583
(1)    Effective July 1, 2020, BVESI has a 3-year, $35 million revolving credit facility agreement. As of September 30, 2021, there was $28.0 million outstanding under this facility. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15.0 million subject to approval by the financial institution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion about "operating revenues less supply costs" at AWR's water and electric segments. Operating revenues less supply costs are computed by subtracting water supply costs from water operating revenues, and by subtracting electric supply costs from electric operating revenues.  Registrant believes these measures are useful supplemental data in that they remove the effects of pass-through supply costs that, due to regulatory mechanisms in place, do not impact the profitability of GSWC or BVESI. The discussions and tables included in the following analysis also present Registrant’s operations in terms of diluted earnings per share by business segment, which equals each business segment’s net income divided by Registrant’s weighted average number of diluted shares. Furthermore, the gains generated on the investments held to fund one of the Company's retirement plans during the three-and nine-month periods ended September 30, 2021 and 2020 have been excluded when communicating the results to help facilitate comparisons of the Company’s performance from period to period. All of these items are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules.
Registrant believes that the disclosures of "operating revenues less supply costs" for its water and electric segments, and diluted earnings per share by each business segment provide investors with clarity surrounding the performance of its segments.  Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other entities and, therefore, should not be considered as an alternative to "operating revenues" or "fully diluted earnings per common share", which are determined in accordance with GAAP and presented in Registrant's consolidated statements of income. Registrant has provided the computations and reconciliations of its non-GAAP measures to the most directly comparable GAAP measures. Calculations of "operating revenues less supply costs" for the water and electric segments are included in the tables under the sections titled “Operating Expenses: Supply Costs.”  A computation and reconciliation of diluted earnings per share from the measure of operating income by business segment (as disclosed in this Form 10-Q in Note 10 to the Unaudited Consolidated Financial Statements), to AWR’s consolidated fully diluted earnings per common share is included in the discussion under the sections titled “Summary of Third Quarter Results by Segment" and “Summary of Year-to-Date Results by Segment.”
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2022 – 2024:
On July 15, 2020, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2022 – 2024. Among other things, GSWC requested capital budgets in this application of approximately $450.6 million for the three-year rate cycle, and another $11.4 million of capital projects to be filed for revenue recovery only through advice letters when those projects are completed. GSWC and the Public Advocates Office at the CPUC have reached a settlement in principle on nearly all of the items in this general rate case application. The unsettled matters are GSWC's requests for: (i) a medical cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC's customer service areas. The date to file a Joint Motion for Approval of Settlement Agreement to the CPUC has been proposed for November 23, 2021. As a result of this proposed timing, a final decision from the CPUC on this general rate case application is not expected by the end of 2021. For a final decision issued after 2021, new rates adopted in the case will be effective retroactively to January 1, 2022.

Water General Rate Case for the years 2019 – 2021:
In May 2019, the CPUC issued a final decision in GSWC's water general rate case for the years 2019 – 2021, with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment included $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. Due to changes in circumstances, not all the anticipated advice letter projects have been completed during this rate cycle.
The final decision also allowed for increases in water's operating revenues less water supply costs ("RLWSC") for 2020 and 2021, subject to an earnings test. The full second-year step increases generated an additional $10.4 million in water's RLWSC for 2020. Effective January 1, 2021, the CPUC also approved all third-year rate increases, which GSWC achieved as a result of passing the earnings test. The third-year rate increases are expected to generate an additional increase in water's RLWSC of approximately $11.1 million in 2021 as compared to 2020.
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
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than, or more than, full recovery of its authorized RLWSC. In October 2020, GSWC, certain other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. Due to the delay in the CPUC issuing a decision on any of these applications for rehearing, GSWC filed a petition for writ of review to the California Supreme Court in May 2021, requesting the Court to review the CPUC's final decision on this matter. In response, the CPUC requested that the Court hold the case, pending a CPUC decision on the October 2020 applications for rehearing, and the Court granted the request. In September 2021, the CPUC issued a decision denying all the October 2020 applications for rehearing. In October 2021, GSWC re-filed its writ of review to the California Supreme Court, requesting the Court to review the CPUC's final decision on this matter. Certain other California water utilities, and the California Water Association also filed separate writs of review with the Court. Management cannot currently predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. Among other things, the decision extended the suspension of water-service disconnection implemented during the COVID-19 pandemic due to non-payment of past-due amounts billed to residential customers until the earlier of February 1, 2022 or pursuant to further CPUC guidance on this matter. The final decision also requires that amounts tracked in GSWC's COVID-19 Catastrophic Event Memorandum Account ("CEMA") account for unpaid customer bills be offset by any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 requesting a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, and a return on rate base of 8.18%. A final decision on this proceeding is expected during the first half of 2022, with an effective date retroactive to January 1, 2022. GSWC's current authorized rate of return on rate base of 7.91% will remain in effect through December 31, 2021.
Electric Segment General Rate Case:
On August 15, 2019, the CPUC issued a final decision in the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year to include 2022; (ii) increased electric's operating revenues less electric supply costs ("RLESC") for 2018 by approximately $2.3 million compared to its 2017 adopted RLESC, adjusted for tax reform changes;

(iii) allows the electric segment to construct capital projects of approximately $44 million over the 5-year rate cycle, all of which are dedicated to improving system safety and reliability; and (iv) increased electric's RLESC by $1.2 million for each of the years 2019 and 2020, by $1.1 million for 2021, and by $1.0 million for 2022. The rate increases for 2019 - 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.
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
COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI continue to include suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water-service disconnections at GSWC was implemented in response to an executive order from the governor of California. On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extended the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers until the earlier of February 1, 2022 or pursuant to further CPUC guidance on the matter. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric customer service disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric-service disconnections for non-payment will occur no earlier than December 1, 2021
The pandemic has caused volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. Furthermore, as discussed above, GSWC's and BVESI's response to the pandemic required the suspension of service disconnections for nonpayment, which has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. Due to the expected future credit losses on utility customer bills, GSWC and BVESI have increased their allowance for doubtful accounts as of September 30, 2021 for past due customer receivables. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements in COVID-19-related memorandum accounts, which is to be filed with the CPUC for future recovery. Through September 30, 2021, AWR has recorded approximately $8.5 million in these COVID-19-related memorandum accounts related to bad debt expense, personal protective equipment, printing costs, and other incremental costs in excess of GSWC’s and BVESI's revenue requirements. By tracking these costs in memorandum accounts, utilities can later request authorization from the CPUC for recovery of them. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized by the CPUC as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's operations. On September 9, 2021, the president of the United States issued orders and instructions on mandatory COVID-19 vaccination of all federal employees, federal contractors and employees of companies with 100 or more employees. The effects of mandatory vaccination on Registrant’s workforce are unknown given that federal vaccine-mandate guidance has yet to be issued.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be offset by any (i) federal and state relief for water utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers. After these offsets are made, GSWC will file with the CPUC for future recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account in its next general rate case application expected to be filed in 2022. On July 12, 2021, the governor of California approved SB-129 Budget Act of 2021, which includes almost $1 billion in relief funding for overdue water customer bills, and almost $1 billion in relief funding for overdue electric customer bills. The water utility relief funding is being managed by the State Water Resources Control Board through the California Water and Wastewater Arrearage Payment Program to provide direct assistance to community water systems to credit customer accounts for water debt accrued during the COVID-19 pandemic. The electric utility relief funding is being managed by the California Department of Community Services and Development through the California Arrearage Payment Program. Both GSWC and BVESI intend to seek recovery of overdue amounts from all available funding sources. Funds for both water and electric utility relief are expected to be distributed to utilities during the fourth quarter of 2021 or the first quarter of 2022.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2021	9/30/2020	CHANGE
Water	$0.62	$0.57	$0.05
Electric	0.04	0.04	—
Contracted services	0.11	0.10	0.01
AWR (parent)	(0.01)	0.01	(0.02)
Consolidated fully diluted earnings per share, as reported (GAAP)	$0.76	$0.72	$0.04
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the three months ended September 30, 2021 and 2020:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	Q3 2021	Q3 2020	Q3 2021	Q3 2020	Q3 2021	Q3 2020	Q3 2021	Q3 2020	Q3 2021	Q3 2020
Operating income (Note 10)	$35,459	$33,149	$2,053	$1,865	$5,273	$4,794	$(1)	$(1)	$42,784	$39,807
Other income and expense	4,669	4,323	33	24	(111)	(40)	162	(75)	4,753	4,232
Income tax expense (benefit)	7,993	7,683	537	533	1,265	1,150	83	(321)	9,878	9,045
Net income	$22,797	$21,143	$1,483	$1,308	$4,119	$3,684	$(246)	$395	$28,153	$26,530
Weighted Average Number of Diluted Shares	37,025	37,002	37,025	37,002	37,025	37,002	37,025	37,002	37,025	37,002
Diluted earnings per share	$0.62	$0.57	$0.04	$0.04	$0.11	$0.10	$(0.01)	$0.01	$0.76	$0.72
Water Segment:
For the three months ended September 30, 2021, diluted earnings from the water utility segment were $0.62 per share, as compared to $0.57 per share for the same period in 2020, an increase of $0.05 per share. Included in the results for the third quarter of 2021 were minimal gains on investments held to fund one of the Company's retirement plans, as compared to gains of $1.2 million, or approximately $0.02 per share, for the same period in 2020 largely due to volatility in the financial markets resulting, in part, from the COVID-19 pandemic. Excluding the gains on investments from both periods, adjusted diluted earnings at the water segment for the third quarter of 2021 were $0.62 per share, as compared to adjusted earnings of $0.55 per share for the third quarter of 2020, an adjusted increase of $0.07 per share due to the following items:
•An increase in water's operating revenues less water supply costs ("RLWSC") of $3.1 million as a result of new rates authorized by the CPUC. Effective January 1, 2021, GSWC received its full third-year step increase, which it achieved as a result of passing an earnings test.  The higher water rates are expected to increase water's RLWSC by $11.1 million for 2021.
•An overall increase in operating expenses (excluding supply costs) of $766,000, which negatively impacted earnings and was mainly due to increases in water treatment costs, conservation costs, and depreciation expense, partially offset by a decrease in maintenance expense.
•A decrease in interest expense (net of interest and other income) of $754,000, which favorably impacted earnings and resulted primarily from lower overall interest rates due, in part, to the early redemption of 9.56% private placement notes in the amount of $28 million in May 2021.
•A decrease in the effective income tax rate, which favorably impacted earnings and resulted primarily from changes in certain flow-through taxes and permanent items during the three months ended September 30, 2021, as compared to the same period in 2020. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.

Electric Segment:
Diluted earnings from the electric utility segment were $0.04 per share for the three months ended September 30, 2021 and 2020. An increase in electric's operating revenues less electric supply costs ("RLESC") was largely offset by higher operating expenses.
Contracted Services Segment:
Diluted earnings from the contracted services segment for the three months ended September 30, 2021 increased $0.01 per share as compared to the same period in 2020, largely due to a decrease in overall operating expenses.
AWR (parent):
Diluted earnings from AWR (parent) for the three months ended September 30, 2021 decreased $0.02 per share due to changes in state unitary taxes.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2021	9/30/2020	CHANGE
Water	$1.51	$1.35	$0.16
Electric	0.14	0.13	0.01
Contracted services	0.35	0.30	0.05
AWR (parent)	—	0.01	(0.01)
Consolidated fully diluted earnings per share, as reported (GAAP)	$2.00	$1.79	$0.21
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the nine months ended September 30, 2021 and 2020:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	YTD 2021	YTD 2020	YTD 2021	YTD 2020	YTD 2021	YTD 2020	YTD 2021	YTD 2020	YTD 2021	YTD 2020
Operating income (Note 10)	$87,295	$80,416	$7,296	$6,865	$16,375	$13,946	$(6)	$(5)	$110,960	$101,222
Other income and expense	13,589	13,530	107	426	(346)	(266)	359	91	13,709	13,781
Income tax expense (benefit)	17,718	17,031	1,879	1,722	3,927	3,199	(270)	(725)	23,254	21,227
Net income	$55,988	$49,855	$5,310	$4,717	$12,794	$11,013	$(95)	$629	$73,997	66,214
Weighted Average Number of Diluted Shares	37,004	36,990	37,004	36,990	37,004	36,990	37,004	36,990	37,004	36,990
Diluted earnings per share	$1.51	$1.35	$0.14	$0.13	$0.35	$0.30	$—	$0.01	$2.00	$1.79
Water Segment:
For the nine months ended September 30, 2021, diluted earnings from the water segment were $1.51 per share as compared to $1.35 per share for the same period in 2020, an increase of $0.16 per share. Included in the results for the nine months ended September 30, 2021 were gains on investments held to fund one of the Company's retirement plans totaling $2.3 million, or $0.04 per share, as compared to $1.3 million, or $0.02 per share, in gains generated during the same period in 2020 largely due to volatility in the financial markets. Excluding these gains from both periods, adjusted diluted earnings at the water segment for the nine months ended September 30, 2021 were $1.47 per share as compared to adjusted diluted earnings of $1.33 per share for the same period in 2020. This adjusted increase of $0.14 per share was due to the following items:
•An increase in water's RLWSC of $8.8 million as a result of new rates authorized by the CPUC. GSWC received its full third-year step increase effective January 1, 2021, which is expected to increase water's RLWSC by $11.1 million for 2021.
•An overall increase in operating expenses (excluding supply costs) of $1.9 million, which negatively impacted earnings and was primarily due to increases in water treatment costs, conservation costs, regulatory costs, insurance premiums, depreciation expense, and property and other non-income taxes as compared to the same period in 2020, partially offset by a decrease in maintenance expense.
•An overall increase in interest expense (net of interest and other income) of $1.1 million, which negatively impacted earnings and was primarily due to an overall increase in interest rates at the water segment compared to the same period in 2020 due, in part, to the issuance of long-term debt in July 2020. GSWC used the proceeds to pay down its intercompany borrowings (as required by the CPUC); intercompany borrowings bear lower short-term rates.
•A decrease in the effective income tax rate, which favorably impacted earnings and resulted primarily from changes in certain flow-through taxes and permanent items during the nine months ended September 30, 2021 as compared to the same period in 2020. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.

Electric Segment:
Diluted earnings from the electric segment for the nine months ended September 30, 2021 increased by $0.01 per share as compared to the same period in 2020. Increases in electric's RLESC resulting from new rates authorized by the CPUC, as well as a decrease in interest expense, were partially offset by an increase in operating expenses.
Contracted Services Segment:
Diluted earnings from the contracted services segment for the nine months ended September 30, 2021 increased by $0.05 per share as compared to the same period in 2020 primarily due to an overall increase in construction activity and management fee revenue, as well as a decrease in overall operating expenses including lower legal and other outside services costs, labor costs and maintenance expense. The increase in construction activity was largely due to timing differences of when work was performed as compared to the first nine months of 2020. We expect the contracted services segment to contribute $0.45 to $0.49 per share for the year 2021.
AWR (parent):
Diluted earnings from AWR (parent) for the nine months ended September 30, 2021 decreased $0.01 per share due to changes in state unitary taxes.
The following discussion and analysis for the three and nine months ended September 30, 2021 and 2020 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$102,768	$98,701	$4,067	4.1%
Electric	8,564	8,288	276	3.3%
Contracted services	25,423	26,699	(1,276)	(4.8)%
Total operating revenues	136,755	133,688	3,067	2.3%

OPERATING EXPENSES
Water purchased	24,093	23,445	648	2.8%
Power purchased for pumping	3,584	3,369	215	6.4%
Groundwater production assessment	5,185	5,962	(777)	(13.0)%
Power purchased for resale	2,875	2,117	758	35.8%
Supply cost balancing accounts	(2,446)	(2,639)	193	(7.3)%
Other operation	9,414	8,128	1,286	15.8%
Administrative and general	20,255	20,644	(389)	(1.9)%
Depreciation and amortization	9,826	9,348	478	5.1%
Maintenance	2,979	4,246	(1,267)	(29.8)%
Property and other taxes	6,052	5,693	359	6.3%
ASUS construction	12,154	13,568	(1,414)	(10.4)%
Total operating expenses	93,971	93,881	90	0.1%

OPERATING INCOME	42,784	39,807	2,977	7.5%

OTHER INCOME AND EXPENSES
Interest expense	(5,553)	(6,161)	608	(9.9)%
Interest income	333	316	17	5.4%
Other, net	467	1,613	(1,146)	(71.0)%
	(4,753)	(4,232)	(521)	12.3%

INCOME BEFORE INCOME TAX EXPENSE	38,031	35,575	2,456	6.9%

Income tax expense	9,878	9,045	833	9.2%

NET INCOME	$28,153	$26,530	$1,623	6.1%

Basic earnings per Common Share	$0.76	$0.72	$0.04	5.6%

Fully diluted earnings per Common Share	$0.76	$0.72	$0.04	5.6%

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
Water
For the three months ended September 30, 2021, revenues from water operations increased by $4.1 million to $102.8 million as compared to the same period in 2020 due primarily to full third-year step increases for 2021 approved by the CPUC.
Billed water consumption for the third quarter of 2021 was slightly lower as compared to the same period in 2020. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended September 30, 2021 increased by $276,000 to $8.6 million as a result of new CPUC-approved electric rates effective January 1, 2021. Electric usage during the third quarter of 2021 decreased 3% as compared to the same period in 2020. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended September 30, 2021, revenues from contracted services decreased $1.3 million to $25.4 million as compared to $26.7 million for the same period in 2020. The decrease was due primarily to lower construction activity, partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
ASUS subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the Military Utility Privatization Subsidiaries. During the nine months ended September 30, 2021, ASUS has been awarded approximately $16.2 million in new construction projects, some of which have been or are expected to be completed during 2021. The majority of the remainder are expected to be completed in 2022. Furthermore, in September 2021, ASUS received a contract modification that provided for additional infrastructure assets located at Joint Base Andrews to be operated and maintained by ASUS under its utility privatization contract with the U.S. government. The operation and maintenance, and renewal and replacement of these assets is expected to contribute additional revenue of approximately $41.0 million over the remaining life of the 50-year contract, through January 2056. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 35.4% and 34.4% of total operating expenses for the three months ended September 30, 2021 and 2020, respectively.
Registrant uses "Operating Revenues Less Supply Costs" presented in the following table for its water and electric segments as important measures in evaluating its operating results. Registrant believes these measures are useful supplemental data in that they remove the effects of pass-through supply costs that, due to regulatory mechanisms in place, do not impact profitability. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other entities and, therefore, should not be considered as an alternative to Operating Revenues, which are determined in accordance with GAAP and presented in Registrant's consolidated statements of income.

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric operating revenues, water and electric supply costs, and operating revenues less supply costs during the three months ended September 30, 2021 and 2020. There was a $123,000 decrease in water surcharges and a $156,000 decrease in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (GAAP) (1)	$102,768	$98,701	$4,067	4.1%
WATER SUPPLY COSTS:
Water purchased (1)	$24,093	$23,445	$648	2.8%
Power purchased for pumping (1)	3,584	3,369	215	6.4%
Groundwater production assessment (1)	5,185	5,962	(777)	(13.0)%
Water supply cost balancing accounts (1)	(2,114)	(3,019)	905	(30.0)%
TOTAL WATER SUPPLY COSTS	$30,748	$29,757	$991	3.3%
WATER OPERATING REVENUES LESS WATER SUPPLY COSTS (NON-GAAP)	$72,020	$68,944	$3,076	4.5%

ELECTRIC OPERATING REVENUES (GAAP) (1)	$8,564	$8,288	$276	3.3%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$2,875	$2,117	$758	35.8%
Electric supply cost balancing accounts (1)	(332)	380	(712)	(187.4)%
TOTAL ELECTRIC SUPPLY COSTS	$2,543	$2,497	$46	1.8%
ELECTRIC OPERATING REVENUES LESS ELECTRIC SUPPLY COSTS (NON-GAAP)	$6,021	$5,791	$230	4.0%

(1)   As reported on AWR’s GAAP Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s GAAP Consolidated Statements of Income and totaled $(2,446,000) and $(2,639,000) for the three months ended September 30, 2021 and 2020, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. Under the CPUC-approved Modified Cost Balancing Account, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power, and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water rate-making area.
The overall actual percentages of purchased water for the three months ended September 30, 2021 and 2020 were approximately 47% and 45%, respectively, as compared to the authorized adopted percentages of 37% for the three months ended September 30, 2021 and 2020. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  The increase in power purchased for pumping was due to increases in electricity provider rates incurred for pumping. Groundwater production assessments decreased due to a higher amount of purchased water versus pumped water as compared to the three months ended September 30, 2020.
For the three months ended September 30, 2021, the water supply cost balancing account had a $2.1 million under-collection as compared to a $3.0 million under-collection during the same period in 2020. This variance was due to rate increases for certain rate-making areas to specifically cover increases in supply costs experienced in these areas, partially offset by higher costs related to purchased water.
For the three months ended September 30, 2021, the cost of power purchased for resale to BVESI's electric customers increased to $2.9 million as compared to $2.1 million during the same period in 2020 due to a higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $58.21 for the three months ended September 30, 2020 to $79.03 for the same period in 2021.  The under-collection in the electric supply cost balancing account increased as compared to an over-collection during the three months ended September 30, 2020 due to an updated adopted supply cost effective January 1, 2021.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2021 and 2020, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$7,287	$6,185	$1,102	17.8%
Electric Services	705	432	273	63.2%
Contracted Services	1,422	1,511	(89)	(5.9)%
Total other operation	$9,414	$8,128	$1,286	15.8%
For the three months ended September 30, 2021, the $1.1 million increase in other operation expenses at the water segment was due to higher outside service costs associated with water treatment processes, as well as higher conservation costs.
For the three months ended September 30, 2021, the $273,000 increase in other operation expenses at the electric segment was due to higher labor, transportation-related and supply costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$13,677	$13,610	$67	0.5%
Electric Services	2,039	2,359	(320)	(13.6)%
Contracted Services	4,538	4,674	(136)	(2.9)%
AWR (parent)	1	1	—	—%
Total administrative and general	$20,255	$20,644	$(389)	(1.9)%
Administrative and general expenses decreased at the electric segment due, in part, to a decrease of $99,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings. Excluding surcharges, administrative and general expenses at the electric segment decreased by $221,000 largely due to lower legal and other outside service costs.
Depreciation and Amortization
For the three months ended September 30, 2021 and 2020, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$8,272	$7,835	$437	5.6%
Electric Services	644	626	18	2.9%
Contracted Services	910	887	23	2.6%
Total depreciation and amortization	$9,826	$9,348	$478	5.1%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the third quarter of 2020.

Maintenance
For the three months ended September 30, 2021 and 2020, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$2,140	$3,219	$(1,079)	(33.5)%
Electric Services	158	193	(35)	(18.1)%
Contracted Services	681	834	(153)	(18.3)%
Total maintenance	$2,979	$4,246	$(1,267)	(29.8)%
Maintenance expense decreased at the water segment due to lower unplanned maintenance incurred as compared to the same period in 2020.
The decrease in maintenance expense at the contracted services segment is largely due to timing differences of when the work was performed as compared to the same period in 2020.
Property and Other Taxes
For the three months ended September 30, 2021 and 2020, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$5,185	$4,946	$239	4.8%
Electric Services	422	314	108	34.4%
Contracted Services	445	433	12	2.8%
Total property and other taxes	$6,052	$5,693	$359	6.3%
Property and other taxes increased overall due mostly to capital additions at the water and electric segment and the associated higher assessed property values.
ASUS Construction
For the three months ended September 30, 2021, construction expenses for contracted services were $12.2 million, decreasing $1.4 million compared to the same period in 2020 due to a decrease in construction activity.
Interest Expense
For the three months ended September 30, 2021 and 2020, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$5,184	$5,911	$(727)	(12.3)%
Electric Services	131	86	45	52.3%
Contracted Services	78	105	(27)	(25.7)%
AWR (parent)	160	59	101	171.2%
Total interest expense	$5,553	$6,161	$(608)	(9.9)%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense decreased as compared to the same period in 2020 primarily as a result of the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million.

Interest Income
For the three months ended September 30, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$86	$105	$(19)	(18.1)%
Electric Services	30	32	(2)	(6.3)%
Contracted Services	219	179	40	22.3%
AWR (parent)	(2)	—	(2)	N/A
Total interest income	$333	$316	$17	5.4%
Other Income and (Expense), net
For the three months ended September 30, 2021 and 2020, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$429	$1,483	$(1,054)	(71.1)%
Electric Services	68	30	38	126.7%
Contracted Services	(30)	(34)	4	(11.8)%
AWR (parent)	—	134	(134)	(100.0)%
Total other income and (expense), net	$467	$1,613	$(1,146)	(71.0)%
For the three months ended September 30, 2021, other income (net of other expense) decreased mostly as a result of lower gains generated and recorded on investments held to fund one of Registrant's retirement plans as compared to the same period in 2020 due to volatility in the financial markets.
Income Tax Expense
For the three months ended September 30, 2021 and 2020, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$7,993	$7,683	$310	4.0%
Electric Services	537	533	4	0.8%
Contracted Services	1,265	1,150	115	10.0%
AWR (parent)	83	(321)	404	(125.9)%
Total income tax expense	$9,878	$9,045	$833	9.2%
Consolidated income tax expense for the three months ended September 30, 2021 increased by $833,000 primarily due to an increase in pretax income as compared to the same period in 2020, and an increase in income tax expense at AWR (parent). AWR's overall effective income tax rate ("ETR") was 26.0% and 25.4% for the three months ended September 30, 2021 and 2020, respectively. GSWC's ETR was 26.0% and 26.7% for the three months ended September 30, 2021 and 2020, respectively. The increase in income tax expense at AWR (parent) was due primarily to changes in state unitary taxes.
For a comparison of the financial results for the third quarter of 2020 to 2019, see “Consolidated Results of Operations-Three Months Ended September 30, 2020 and September 30, 2019” in Registrant’s Form 10-Q for the period ended September 30, 2020 filed with the SEC.

Consolidated Results of Operations — Nine Months Ended September 30, 2021 and 2020 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$269,430	$257,199	$12,231	4.8%
Electric	28,211	26,935	1,276	4.7%
Contracted services	84,588	79,909	4,679	5.9%
Total operating revenues	382,229	364,043	18,186	5.0%

OPERATING EXPENSES
Water purchased	60,248	56,291	3,957	7.0%
Power purchased for pumping	8,590	7,626	964	12.6%
Groundwater production assessment	14,845	15,140	(295)	(1.9)%
Power purchased for resale	8,203	7,127	1,076	15.1%
Supply cost balancing accounts	(7,959)	(6,606)	(1,353)	20.5%
Other operation	26,165	24,573	1,592	6.5%
Administrative and general	62,938	63,992	(1,054)	(1.6)%
Depreciation and amortization	29,156	27,190	1,966	7.2%
Maintenance	8,908	12,224	(3,316)	(27.1)%
Property and other taxes	17,265	16,098	1,167	7.2%
ASUS construction	42,910	39,166	3,744	9.6%
Total operating expenses	271,269	262,821	8,448	3.2%

OPERATING INCOME	110,960	101,222	9,738	9.6%

OTHER INCOME AND EXPENSES
Interest expense	(17,843)	(17,533)	(310)	1.8%
Interest income	1,136	1,364	(228)	(16.7)%
Other, net	2,998	2,388	610	25.5%
	(13,709)	(13,781)	72	(0.5)%

INCOME BEFORE INCOME TAX EXPENSE	97,251	87,441	9,810	11.2%

Income tax expense	23,254	21,227	2,027	9.5%

NET INCOME	$73,997	$66,214	$7,783	11.8%

Basic earnings per Common Share	$2.00	$1.79	$0.21	11.7%

Fully diluted earnings per Common Share	$2.00	$1.79	$0.21	11.7%

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
Water
For the nine months ended September 30, 2021, revenues from water operations increased by $12.2 million to $269.4 million as compared to the same period in 2020 due primarily to full third-year step increases for 2021 approved by the CPUC. These increases were partially offset by lower surcharges billed during the nine months ended September 30, 2021 related to CPUC-approved surcharges to recover previously incurred costs. These surcharges are largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the first nine months of 2021 increased 4% as compared to the same period in 2020 due, in part, to warmer and drier than normal weather conditions experienced in California. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the nine months ended September 30, 2021 increased by $1.3 million to 28.2 million as a result of new CPUC-approved electric rates effective January 1, 2021, as well as a 5% increase in electric usage as compared to the same period in 2020. The higher usage was due to an increase in tourist activity experienced in the Big Bear Lake area as the economy continues to reopen. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the nine months ended September 30, 2021, revenues from contracted services increased $4.7 million to $84.6 million as compared to $79.9 million for the same period in 2020. This was primarily due to timing differences of when construction work was performed as compared to the first nine months of 2020. In addition, there were increases in management fees due to the successful resolution of various economic price adjustments.
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
Operating Expenses:
Supply Costs
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.9% and 30.3% of total operating expenses for the nine months ended September 30, 2021 and 2020, respectively.
Registrant uses "Operating Revenues, Less Supply Costs" presented in the following table for its water and electric segments as important measures in evaluating its operating results. Registrant believes these measures are useful supplemental data in that they remove the effects of pass-through supply costs that, due to regulatory mechanisms in place, do not impact profitability. Registrant reviews these measurements regularly and compares them to historical periods and to its operating budget. However, these measures are not presented in accordance with GAAP and may not be comparable to similarly titled measures used by other entities and, therefore, should not be considered as an alternative to Operating Revenues, which are determined in accordance with GAAP and presented in Registrant's consolidated statements of income.

The table below provides the amounts (in thousands) of increases (decreases) and percent changes in water and electric operating revenues, water and electric supply costs, and operating revenues less supply costs during the nine months ended September 30, 2021 and 2020. There was a decrease of $309,000 in water surcharges and a decrease of $346,000 in electric surcharges to recover previously incurred costs. Surcharges to recover previously incurred costs are recorded to revenues when billed to customers and are offset by a corresponding amount in operating expenses, resulting in no impact to earnings.

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
WATER OPERATING REVENUES (GAAP) (1)	$269,430	$257,199	$12,231	4.8%
WATER SUPPLY COSTS:
Water purchased (1)	$60,248	$56,291	$3,957	7.0%
Power purchased for pumping (1)	8,590	7,626	964	12.6%
Groundwater production assessment (1)	14,845	15,140	(295)	(1.9)%
Water supply cost balancing accounts (1)	(8,445)	(7,297)	(1,148)	15.7%
TOTAL WATER SUPPLY COSTS	$75,238	$71,760	$3,478	4.8%
WATER OPERATING REVENUES, LESS WATER SUPPLY COSTS (NON-GAAP)	$194,192	$185,439	$8,753	4.7%

ELECTRIC OPERATING REVENUES (GAAP) (1)	$28,211	$26,935	$1,276	4.7%
ELECTRIC SUPPLY COSTS:
Power purchased for resale (1)	$8,203	$7,127	$1,076	15.1%
Electric supply cost balancing accounts (1)	486	691	(205)	(29.7)%
TOTAL ELECTRIC SUPPLY COSTS	$8,689	$7,818	$871	11.1%
ELECTRIC OPERATING REVENUES, LESS ELECTRIC SUPPLY COSTS (NON-GAAP)	$19,522	$19,117	$405	2.1%

(1)   As reported on AWR’s GAAP Consolidated Statements of Income, except for supply cost balancing accounts. The sum of water and electric supply cost balancing accounts in the table above are shown in AWR’s GAAP Consolidated Statements of Income and totaled $(7,959,000) and $(6,606,000) for the nine months ended September 30, 2021 and 2020, respectively. Revenues include surcharges, which increase both revenues and operating expenses by corresponding amounts, thus having no net earnings impact.
The overall actual percentages of purchased water for the nine month periods ended September 30, 2021 and 2020 was approximately 45% and 44%, respectively, as compared to the authorized adopted percentages of 35% for the nine months ended September 30, 2021 and 2020. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service. The increase in power purchased for pumping was due to increases in electricity provider rates incurred for pumping. Groundwater production assessments decreased due to a higher amount of purchased water versus pumped water as compared to the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, the water supply cost balancing account had a $8.4 million under-collection as compared to a $7.3 million under-collection during the same period in 2020. This variance was due to the higher than adopted supply mix, as well as higher costs for purchased water and power purchased for pumping.
For the nine months ended September 30, 2021, the cost of power purchased for resale to BVESI's electric customers increased to $8.2 million as compared to $7.1 million during the same period in 2020 due primarily to a higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $64.81 for the nine months ended September 30, 2020 to $72.04 for the same period in 2021.  The over-collection in the electric supply cost balancing account decreased as compared to the nine months ended September 30, 2020 due to an updated adopted supply cost effective January 1, 2021, as well as the increase in the cost of power as compared to 2020.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2021 and 2020, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$19,476	$17,682	$1,794	10.1%
Electric Services	2,114	1,935	179	9.3%
Contracted Services	4,575	4,956	(381)	(7.7)%
Total other operation	$26,165	$24,573	$1,592	6.5%
For the nine months ended September 30, 2021, the increase in other operation expense at the water segment was primarily due to higher outside service costs associated with water treatment processes, as well as water conservation costs.
For the nine months ended September 30, 2021, the decrease at the contracted services segment was primarily due to lower outside services and pre-contract costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$41,973	$41,862	$111	0.3%
Electric Services	6,533	6,678	(145)	(2.2)%
Contracted Services	14,426	15,447	(1,021)	(6.6)%
AWR (parent)	6	5	1	20.0%
Total administrative and general	$62,938	$63,992	$(1,054)	(1.6)%
For the nine months ended September 30, 2021, the decrease in administrative and general expenses at the electric segment was largely due to a decrease of $151,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings.
For the nine months ended September 30, 2021, the decrease in administrative and general expenses at the contracted services segment was primarily related to decreases in legal and other outside service costs as compared to the same period in 2020. Legal and outside services tend to fluctuate from period to period.
Depreciation and Amortization
For the nine months ended September 30, 2021 and 2020, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$24,547	$22,858	$1,689	7.4%
Electric Services	1,925	1,841	84	4.6%
Contracted Services	2,684	2,491	193	7.7%
Total depreciation and amortization	$29,156	$27,190	$1,966	7.2%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since September 2020.

Maintenance
For the nine months ended September 30, 2021 and 2020, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$6,236	$8,925	$(2,689)	(30.1)%
Electric Services	565	881	(316)	(35.9)%
Contracted Services	2,107	2,418	(311)	(12.9)%
Total maintenance	$8,908	$12,224	$(3,316)	(27.1)%
Maintenance expense decreased at the water segment due to lower unplanned maintenance incurred as compared to the same period in 2020.
Maintenance expense decreased at the electric segment due, in part, to a decrease of $195,000 in surcharges billed to customers for the recovery of previously incurred maintenance costs, which had a corresponding decrease in maintenance expense, resulting in no impact to earnings. Excluding surcharges, maintenance expense at the electric segment decreased by $121,000 largely due to timing differences of when the work was performed as compared to the same period in 2020.
Maintenance expense at the contracted services segment decreased largely due to timing differences of when the work was performed as compared to the same period in 2020.
Property and Other Taxes
For the nine months ended September 30, 2021 and 2020, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$14,665	$13,697	$968	7.1%
Electric Services	1,090	914	176	19.3%
Contracted Services	1,510	1,487	23	1.5%
Total property and other taxes	$17,265	$16,098	$1,167	7.2%
Property and other taxes increased overall due mostly to capital additions and the associated higher assessed property values.
ASUS Construction
For the nine months ended September 30, 2021, construction expenses for contracted services were $42.9 million, increasing $3.7 million compared to the same period in 2020, due largely to timing differences of when work was performed as compared to the same period last year.
Interest Expense
For the nine months ended September 30, 2021 and 2020, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$16,625	$16,315	$310	1.9%
Electric Services	364	636	(272)	(42.8)%
Contracted Services	296	352	(56)	(15.9)%
AWR (parent)	558	230	328	142.6%
Total interest expense	$17,843	$17,533	$310	1.8%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense increased as compared to the same period in 2020 resulting from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. In July 2020, GSWC issued unsecured private placement notes totaling $160.0 million. The increase in borrowing levels was partially offset by an overall decrease in interest rates, which included the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million.

Interest Income
For the nine months ended September 30, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$352	$519	$(167)	(32.2)%
Electric Services	89	117	(28)	(23.9)%
Contracted Services	754	723	31	4.3%
AWR (parent)	(59)	5	(64)	*
Total interest income	$1,136	$1,364	$(228)	(16.7)%
* not meaningful
The decrease in interest income during the nine months ended September 30, 2021 was largely due to lower interest earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial paper rate, which has decreased compared to the same period in 2020.
Other Income and (Expense), net
For the nine months ended September 30, 2021 and 2020, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$2,684	$2,266	$418	18.4%
Electric Services	168	93	75	80.6%
Contracted Services	(112)	(105)	(7)	6.7%
AWR (parent)	258	134	124	92.5%
Total other income and (expense), net	$2,998	$2,388	$610	25.5%
For the nine months ended September 30, 2021, other income (net of other expense) increased mostly as a result of larger gains generated and recorded on investments held to fund one of Registrant's retirement plans as compared to the same period in 2020 due to volatility in the financial markets.
Income Tax Expense
For the nine months ended September 30, 2021 and 2020, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ CHANGE	% CHANGE
Water Services	$17,718	$17,031	$687	4.0%
Electric Services	1,879	1,722	157	9.1%
Contracted Services	3,927	3,199	728	22.8%
AWR (parent)	(270)	(725)	455	(62.8)%
Total income tax expense	$23,254	$21,227	$2,027	9.5%
Consolidated income tax expense for the nine months ended September 30, 2021 increased by $2.0 million due to an increase in pretax income, partially offset by a decrease in the overall ETR. AWR's ETR was 23.9% and 24.3% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in ETR resulted primarily from net changes in certain flow-through and permanent items at GSWC. GSWC's ETR was 24.0% and 25.5% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the income tax benefit at AWR (parent) was due primarily to changes in state unitary taxes.
For a comparison of the financial results for the first nine months of 2020 to 2019, see “Consolidated Results of Operations-Nine Months Ended September 30, 2020 and September 30, 2019” in Registrant’s Form 10-Q for the period ended September 30, 2020 filed with the SEC.

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
The critical accounting policies used in the preparation of the Registrants' financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $602.4 million was available for GSWC to pay dividends to AWR on September 30, 2021. Approximately $68.2 million was available for BVESI to pay dividends to AWR as of September 30, 2021. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets. AWR currently has access to a $200.0 million credit facility and borrows under this facility to provide funds to GSWC and ASUS in support of their operations. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of September 30, 2021, there was $162.0 million outstanding under this facility.  This facility expires in May 2023.
BVESI has a separate $35 million revolving credit facility, which expires in July 2023. As of September 30, 2021, there was $28.0 million outstanding under this facility. Borrowings under this facility support BVESI's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility of an additional $15.0 million, subject to approval by the financial institution. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. The next 24-month period in which BVESI is required to pay off its borrowings from the facility ends in July 2022. Accordingly, the $28.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of September 30, 2021.
On May 24, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset. Prior to May 15, 2021, the notes were subject to a make whole premium. GSWC funded the redemption by borrowing from AWR parent. AWR, in turn, funded this borrowing from its revolving credit facility.

As part of the response to the COVID-19 pandemic, GSWC and BVESI have suspended service disconnections for non-payment pursuant to CPUC and state orders. This suspension has significantly increased the amount of delinquent customer accounts receivable during the COVID-19 pandemic. This has affected cash flows from operating activities at the regulated utilities and has increased the need to borrow under AWR's and BVESI's credit facilities. On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking which, among other things, extends the suspension of water-service disconnections due to non-payment of past-due amounts billed to residential customers until the earlier of February 1, 2022 or pursuant to further CPUC guidance on the matter. On June 24, 2021, the CPUC issued a final decision to extend the moratorium on electric-service disconnections until September 30, 2021. Under the terms of CPUC-adopted payment plans, actual electric-service disconnections for non-payment will occur no earlier than December 1, 2021.
In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In June 2021, Moody's Investors Service ("Moody's") retained its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies.  Management believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On October 26, 2021, AWR's Board of Directors approved a fourth quarter dividend of $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 1, 2021 to shareholders of record at the close of business on November 15, 2021. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 67 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
AWR's current liabilities may at times exceed its current assets.  Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet capital and financing requirements of AWR and its subsidiaries.
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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $81.9 million for the nine months ended September 30, 2021 as compared to $87.8 million for the same period in 2020.  The decrease in operating cash flow was due, in part, to different timing of income tax installment payments between the two periods. In addition, there was a decrease in billed surcharges to recover under-collections recorded in GSWC's water revenue adjustment mechanism and modified cost balancing accounts. The decrease in operating cash flow was also due to the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These decreases were partially offset by an improvement in cash from accounts receivable related to utility customers due, in part, to improved economic conditions as compared to the first nine months of 2020, which were more affected by the COVID-19 pandemic. There was also an increase in customer rates and consumption. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $106.5 million for the nine months ended September 30, 2021 as compared to $94.6 million for the same period in 2020 largely due to an increase in capital expenditures at the regulated utilities. Registrant invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision. For the year 2021, the regulated utilities' company-funded capital expenditures are expected to be between $130 and $140 million.
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
Net cash used by financing activities was $5.0 million for the nine months ended September 30, 2021 as compared to cash provided of $13.6 million during the same period in 2020. During the nine months ended September 30, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million. GSWC funded the redemption by borrowing from AWR parent. AWR, in turn, funded from its revolving credit facility. During the nine months ended September 30, 2020, GSWC completed the issuance of new unsecured private placement notes totaling $160.0 million. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility.
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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. In July 2020, GSWC completed the issuance of long-term unsecured private placement notes totaling $160.0 million. In addition, AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. This credit facility expires in May 2023. However, the CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023.

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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $73.3 million for the nine months ended September 30, 2021 as compared to $75.1 million for the same period in 2020.  The decrease in operating cash flow was due, in part, to different timing of income tax installment payments between the two periods. In addition, there was a decrease in billed surcharges to recover under-collections recorded in GSWC's water revenue adjustment mechanism and modified cost balancing accounts. These decreases were partially offset by an improvement in cash from accounts receivable related to utility customers due, in part, to improved economic conditions as compared to the first nine months of 2020, which were more affected by the COVID-19 pandemic. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $90.1 million for the nine months ended September 30, 2021 as compared to $87.5 million for the same period in 2020. Due to the electric utility reorganization effective July 1, 2020, GSWC's cash flows from investing activities during the nine months ended September 30, 2021 do not include the electric segment's capital expenditures, whereas the cash flows for the nine months ended September 30, 2020 include the electric segment's capital expenditures through June 30, 2020.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During the first nine months of 2021, AWR borrowed from, and subsequently repaid, $23 million to GSWC under the terms of the note.
Cash Flows from Financing Activities:
Net cash used in financing activities was $15.8 million for the nine months ended September 30, 2021 as compared to $16.1 million net cash provided for the same period in 2020.  During the nine months ended September 30, 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million. GSWC funded the redemption through intercompany borrowings from AWR parent. During the nine months ended September 30, 2020, GSWC completed the issuance of new unsecured private placement notes totaling $160.0 million. GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. The CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023.

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
Contracted Services
Under the terms of the utility privatization contracts with the U.S. government, each contract's price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating, maintaining, renewing, and replacing the water and/or wastewater systems at the military bases it serves.
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. With the expiration of the 2011 Act at the end of the government's fiscal year 2021, there are currently no discretionary spending caps in fiscal year 2022 and beyond. However, similar issues may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Management believes that any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Regulatory Matters
An update on various regulatory matters is included in the discussion under the section titled “Overview” in this Form 10-Q's "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The discussion below focuses on other regulatory matters and developments.
Water Segment:
Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. The last approved general rate case covered new water rates for the years 2019 – 2021. Effective January 1, 2021, the CPUC approved GSWC's full third-year step increase, which it achieved as a result of passing an earnings test. The higher water rates are expected to increase water's RLWSC by $11.1 million for 2021 as compared to its adopted RLWSC in 2020. GSWC has a pending general rate case that will determine new water rates for the years 2022 – 2024.
Electric Segment:
Changes in Rates
On August 15, 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases the electric's adopted RLESC by $1.1 million for 2021, and by $1.0 million for 2022. The rate case decision continues to apply to BVESI. BVESI is expected to file its next general rate case application in 2022 with new rates beginning in 2023.

Wildfire Mitigation Plans and Safety Certification
California requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of September 30, 2021, BVESI has approximately $2.2 million related to expenses accumulated in its WMPs memorandum accounts that have been recognized as regulatory assets for future recovery. BVESI’s examination of these expenses, as well as the capital investments incurred for its WMPs, is currently in progress and at this time, management cannot predict the outcome or recommendations that may result from this examination.
Additionally, the governor of California approved Assembly Bill ("AB") 1054 in July 2019, which among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In September 2021, the Office of Energy Infrastructure Safety under the California Natural Resources Agency approved BVESI's latest safety certification filing, which is valid through September 2022.
BVESI CEMA Regulatory Asset
BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $455,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a final decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision permits BVESI to file a new application on the issue of incrementality should it wish to continue pursuing recovery. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and in October 2021 filed a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain a regulatory asset at September 30, 2021 as the Company continues to believe the incremental costs were properly tracked and included in the CEMA account consistent with the CPUC's well-established past practices. If BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings from a write-off of this CEMA regulatory asset of approximately $455,000. Management cannot currently predict the final outcome of this matter.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2020 filed with the SEC for a discussion of other regulatory matters.

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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act. In compliance with this Act, GSWC has incurred operating costs for testing to determine the levels, if any, of the constituents in its sources of supply and additional expense to treat contaminants in order to meet federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, as well as to meet future water quality standards. The CPUC rate-making process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs will be authorized for recovery by the CPUC.
Drinking Water Notifications Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, used in various industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances ("PFAS"). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers is required when the advisory levels or notification levels are exceeded.
California Assembly Bill No. 756, signed into law in July 2019 and effective in January 2020 requires, among other things, additional notification requirements for water systems detecting levels of PFAS above certain levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service and expects to incur additional costs to treat wells impacted by PFAS. GSWC has provided customers with information regarding PFAS detection and provided updated information via its website.
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
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps for implementing this legislation are summarized in a document by the California Department of Water Resources ("DWR") and the State Water Resources Control Board (“SWRCB”). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and implement plans. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd and reduced further to 50 gpcd by 2030. DWR may consider those standards to be reduced further.
The 2021 "water year", which ended on October 1, 2021, was the second driest on record with precipitation and snow levels well below average. Due to warmer temperatures, especially in the northern portions of California, below normal runoff from winter snowpack resulted in low reservoir levels throughout the state of California, which include surface water diversion curtailments for several watersheds within GSWC's service areas. As of October 26, 2021, the U.S. Drought Monitor reported that 83% of California is considered to be in extreme drought, as compared to only 13% one year ago. These dry conditions are more pronounced in northern, central and eastern portions of California. Southern California areas continue to experience moderate to severe drought conditions. California's multi-year drought has resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply.
On March 3, 2021, the United States Department of Agriculture declared a natural disaster for 50 counties in California, including some of those served by GSWC, due to drought impacts on agriculture. The governor of California has proclaimed a state of emergency for all 58 counties in California. In addition, the governor of California signed an executive order asking all Californians to voluntarily reduce water usage by 15 percent as compared to 2020 usage due to the persisting dry conditions. In addition, the CPUC has called on all investor-owned water utilities to implement voluntary conservation measures to achieve this 15 percent level. Additional mandates directed by the state of California are possible should dry conditions persist.
As the result of ongoing drought conditions, on September 19, 2021, the CPUC approved GSWC’s staged water conservation and mandatory water rationing framework that allows GSWC to implement water conservation and rationing protocols to address drought-related water-supply challenges. In response to the governor's executive order requesting all Californians reduce water usage by 15%, and the CPUC’s call on all investor-owned water utilities to implement voluntary conservation measures to achieve a 15% reduction in water usage, the first stage of water rationing has been implemented in all of GSWC water systems, with the exception of several water systems in the Central Coastal area. The first stage is the voluntary conservation phase that requests all customers to reduce monthly usage by 15% from the 2020 baseline water usage year. For customers in some of GSWC’s Coastal service areas that have been under water use restrictions and allocations from the previous drought, the second stage of the water-rationing framework has been implemented. The second stage implements water-use restrictions and requires a mandatory 20% reduction in water usage from the 2020 baseline water usage year. Registrant's liquidity may be adversely impacted by mandatory water-use restrictions imposed on customers. GSWC established a Water Conservation Memorandum Account with the CPUC that will track incremental drought-related costs for future recovery.
The most recent seasonal drought outlook information provided by the National Weather Service’s Climate Prediction Center is predicting an 87% chance of a La Niña condition from December 2021 through February 2022. A La Niña condition is a complex weather pattern that occurs as a result of variations in ocean temperatures in the equatorial band of the Pacific Ocean, and typically results in higher-than-normal precipitation in the Pacific Northwest, but lower-than-normal precipitation in the Southwest and Southeast, which includes most of California.
Metropolitan Water District/ State Water Project:
GSWC supplements groundwater production with wholesale purchases from the Metropolitan Water District of Southern California ("MWD") member agencies. Water supplies available to the MWD through the State Water Project ("SWP") vary from year to year based on several factors. Every year, the California Department of Water Resources ("DWR") establishes the SWP allocation for water deliveries to state water contractors. DWR generally establishes a percentage allocation of delivery requests based on several factors, including weather patterns, snow-pack levels, reservoir levels and biological diversion restrictions. The SWP is a major source of water for the MWD. DWR set the SWP allocation at 5 percent of requests for the 2021 water year, the lowest allocation on record. Due to ongoing dry conditions, the projected initial SWP delivery allocations for 2022 may be set at an even lower allocation of zero. MWD is considering submitting a critical needs request to DWR should the allocation be set at zero.

MWD also relies on Colorado River supplies. The Colorado River Basin is also experiencing prolonged dry conditions, which are influencing Lake Mead water levels. This has resulted in a first ever lower Basin shortage condition forecasted for 2022. However, MWD has stated that it currently has robust reserves in storage through 2022 and is not currently projecting shortages in the 2022 water year. However, on August 17, 2021, in anticipation of potential shortages, MWD entered into a "Water Supply Alert" under their Water Shortage Contingency Plan.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2021	484		$84.31	—	—
August 1 – 31, 2021	315		$89.80	—	—
September 1 – 30, 2021	2,402		$92.25	—	—
Total	3,201	(2)	$90.81	—
(1)      None of the common shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         These Common Shares were acquired on the open market for employees pursuant to GSWC's 401(k) plan and for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On October 26, 2021, AWR's Board of Directors approved a fourth quarter dividend of $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 1, 2021 to shareholders of record at the close of business on November 15, 2021.
(b)    There have been no material changes during the third quarter of 2021 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.10	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.11	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.12	Form of Indemnification Agreement for directors, CEO, SVPs and VP of Finance incorporated by reference to Exhibit 10.12 to Registrant's Form 10-Q filed on August 2, 2021 (2)

10.13	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.14	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.15	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.16	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.17	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.18	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.19	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

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

10.25
Separation Agreement and General Release of Claims dated August 10, 2021 between American States Utility Services, Inc. and Stuart Harrison incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 1, 2021