Form 10-K
period 2021-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2022-02-22
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 or
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

The aggregate market value of all voting and non-voting Common Shares held by non-affiliates of American States Water Company was approximately $2,938,292,000 on June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price per Common Share of American States Water Company as traded on the New York Stock Exchange.  As of February 18, 2022, the number of Common Shares of American States Water Company outstanding was 36,945,434. As of that same date, American States Water Company owned all 170 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2021.

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
AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to this Form 10-K for fiscal 2021.
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
AWR's regulated utilities served 262,770 water customers and 24,656 electric customers at December 31, 2021, or a total of 287,426 customers, compared with 261,796 water customers and 24,545 electric customers at December 31, 2020, or a total of 286,341 customers. Both GSWC’s and BVESI's operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2021, 2020 and 2019.
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

Pursuant to the terms of the 50-year contracts with the U.S. government, the Military Utility Privatization Subsidiaries operate the following water and wastewater systems:

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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry. During unusually wet weather, our customers generally use less water. The CPUC has adopted regulatory mechanisms at GSWC that help mitigate fluctuations in revenues due to changes in water consumption by our customers in California, which currently remain in effect through the year 2024.
The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our electric revenues. The CPUC has also adopted regulatory mechanisms for our electric business, which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by BVESI’s customers.
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
ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works closely with state regulators and industry associations to stay current with emergent issues and proactively addresses any change in wastewater treatment regulation to ensure permit compliance.
The regulated utilities spent approximately $15.5 million in 2021 and expect to spend approximately $23.5 million in 2022 for capital expenditures on environmental control facilities. During 2021, ASUS performed construction activities (for the benefit of the U.S. government) related to environmental control facilities with a contract value of $3.4 million. ASUS expects to perform construction activities related to environmental control facilities with a contract value of $1.6 million in 2022. In addition, various other capital expenditures at the regulated utilities and construction projects at ASUS are incurred for purposes other than environmental control facilities, but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
Environmental matters and compliance with such laws and regulations are discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Environmental Matters.”

Climate Change Planning, Risks and Opportunities
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term and is subject to the oversight of the Board of Directors and senior management. First and foremost, designing and implementing efficient and resilient infrastructure and operational processes not only addresses climate change, but also reduces costs. Our capital investment programs are critical to ensure we can continue delivering reliable, high-quality water, wastewater and electric services without interruption. As a utility company, our operating strategy is dependent on having a reliable infrastructure in place.
The risks posed by climate variability increase the need for us to plan for and address supply resiliency. We address these risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. As a provider of an essential product and service, our primary goal is to ensure service is uninterrupted.
GSWC considers the potential impacts of climate change in its water supply portfolio planning and its overall infrastructure replacement plans. We evaluate how water supplies, water quality and water demands may change, including mitigation strategies to ensure water continues to reach our customers.
We seek to minimize our greenhouse gas (GHG) emissions to assist in reducing the effects of climate change. We studied our GHG emissions levels, set a 2020 baseline, and developed a GHG emissions reduction target of 60% by 2035 from the 2020 baseline. To accomplish this, Registrant has developed a phased approach, which includes short-, medium- and long-term actions. Our priorities include reductions in energy use and increasing purchases of green energy for our water operations, increasing purchases of green energy for distribution to our electric customers, and reviewing our vehicle fleet needs and electrification. Achievement of this reduction target is contingent on certain external factors, which include the ongoing development of technology, and successful achievement by the state of California in reaching its Renewables Portfolio Standard goal for this period.
Water Utility
There are risks to maintaining adequate water quality and/or supply, either from climate variability or other events. They include droughts, changes in weather patterns, natural disasters, wildfires, decisions or actions restricting the use of water from our sources, and/or pumping of groundwater, and contamination or acts of terrorism or vandalism. We include these potential events in our strategic planning process as we aim to avoid service interruptions and compromised water quality.
Our goal is to maintain adequate and high-quality water supplies. We do this in a number of ways, including monitoring water levels, short- and long-term water supply planning, having a diverse water supply portfolio, developing contingency plans, water efficiency and conservation efforts, and maintaining a strong infrastructure. Additional information on GSWC’s water supplies is discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Water Supplies.”
Electric Utility
Climate change has also impacted electric utilities in California due to an increase in wildfires. BVESI's compliance with its wildfire mitigation plans have resulted in an increase in capital expenditures for wildfire mitigation projects. BVESI will not be able to recover the costs incurred to make capital improvements included in BVESI’s current wildfire mitigation plans from ratepayers until the CPUC approves recovery of these costs in its next general rate case filing, which is scheduled to be filed in 2022 to set new rates beginning in 2023. Power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels.
California has established a cap-and-trade program applicable to greenhouse gas emissions. While BVESI’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVESI has an obligation to file a report with the California Air Resources Board (CARB) in June of each year under the Greenhouse Gas Mandatory Reporting Regulation. The report will become available publicly in the last quarter of 2022.
The State of California and the CPUC have established renewable energy procurement targets. BVESI has entered into a CPUC-approved ten-year contract for renewable energy credits. Because of this agreement, BVESI believes it will comply through at least 2023 with California’s renewable energy statutes that address this issue.
In 2021, BVESI’s renewable power represented 35.8% of total electric supply purchases. Renewable Energy Procurement requirements continue to escalate, reaching 50% by 2026 and 100% carbon free by 2045. BVESI anticipates filing an application with the CPUC to construct a solar generation facility in the near future. If approved and constructed, the project will provide a clean, local energy solution for the service territory.
BVESI offers a Distributed Generation Program, which benefits customers who install a solar or wind-generating facility that produces renewable energy. Those customers can receive a bill credit if their monthly renewable energy production exceeds their on-site use. BVESI also has a number of customers on its Net Energy Metering Program (NEM), which was the previous renewable energy program. NEM customers can receive a bill credit if their annual renewable energy production exceeds their on-site use. Approximately 5% of the energy consumed by our BVESI customers is now generated by customer-owned renewable sources (solar).
BVESI is also required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVESI must file an annual attestation with the CPUC stating that BVESI has no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In February 2022, BVESI filed an attestation that BVESI complied with the standards for 2021. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVESI’s power plant operations or the cost of BVESI’s purchased power from third party providers.
COVID-19
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic.
Some of the actions taken by GSWC and BVESI included suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water-service disconnections at GSWC were implemented in response to an executive order from the governor of California, as well as CPUC orders. Pursuant to a CPUC July 2021 decision, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills, and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. The moratorium on electric customer service disconnections ended on September 30, 2021. However, electric-service disconnections for non-payment can only be done after taking into account other matters, such as average daily temperatures under certain conditions.
The COVID-19 pandemic has caused significant volatility in financial markets. The continued economic impact could adversely impact the value of GSWC’s pension and other retirement plan assets due to possible declines in security prices.
The COVID-19 pandemic has placed a strain on supply chains to sufficiently meet demand of the materials and supplies necessary to complete some capital expenditure projects at our regulated utilities, as well as some construction projects at our contracted services segment. While we may purchase materials and supplies upfront when appropriate, there can be no assurance that our efforts will prevent delays or disruptions to our capital investments or construction projects. Furthermore, Registrant has experienced increased costs due to the impacts of inflation. The regulated utilities may update their costs as part of general rate case proceedings, and ASUS may update prices annually through economic price adjustments. However, until we receive increased funding to offset higher costs, our liquidity may be negatively impacted.
Additional information regarding the impact of COVID-19 on GSWC and BVESI is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled COVID-19.
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
AWR Workforce
AWR and its subsidiaries had a total of 808 employees as of December 31, 2021.  GSWC had 500 employees as of December 31, 2021. BVESI had 46 employees, eighteen of which are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2025. All of the employees of GSWC and BVESI are located in California. At times, GSWC and BVESI use temporary and contract workers for a finite period of time and in a limited capacity to continue a project or workflow until they can hire a permanent employee. It is also common for those temporary workers to be hired on as a regular, full-time employee.
ASUS and its subsidiaries had a total of 262 employees as of December 31, 2021. Thirteen of FBWS's employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2022.

Our businesses requires a combination of complex infrastructure, regulatory expertise and customer service. Ongoing development of our talent across the organization to meet critical business needs is a continual focus, and includes (i) building a culture such that high-potential talent is identified and further developed, (ii) creating career paths that not only move up a specialized ladder, but across the organization, and (iii) offering opportunities for employees to accept new challenges through stretch assignments.
Attracting Diverse Candidates
We understand that strength comes from having a diverse employee population. We strive to hire from our local communities and have a workforce that is representative, at all job levels, of the communities we serve. This begins with the recruitment process. We strive to have all aspects of employment, including the decision to hire, promote, discipline, or discharge, be based on merit, competence, performance, and business needs. It is our policy not to discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local laws.
Compensation and Benefits
We pay employees a competitive and fair wage, as benchmarked with other leading companies and the market. Consistent with our principle of valuing personal mastery, we reward employees for improving their skills and capabilities. Our benefits include a defined benefit pension plan for employees hired prior to January 1, 2011, a defined contribution plan for hires or rehires after December 31, 2010, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts.
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
To reinforce our safety efforts and protocols, company-wide safety inspections at GSWC and BVESI are conducted with supervisors. The inspection reports are forwarded to management for review, allocation of resources are made (if needed), and corrective actions are taken. ASUS has a dedicated Safety Coordinator located at each military base installation served. The onsite Safety Coordinator is responsible for regulatory compliance, as well as beneficial health and safety monitoring functions.
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

Cybersecurity
Cyberattacks represent an increasing threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. There have also been increasing threats to the information that companies maintain that have resulted in the unauthorized disclosure of private customer, employee, director and corporate financial information.
We have increased our investments in information technology to monitor and address these threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities. We have adopted multi-layered safeguards and educational measures to protect our operations, assets and digital information. Cybersecurity updates are given to the Board of Directors on a quarterly basis. Quarterly cybersecurity training is required for all employees, with the topics varying each quarter. We also conduct specialized training for employees annually on protecting certain types of information relating to the work we do with the U.S. government. While we have increased our investments in information technology to address security vulnerabilities, there can be no assurance that these measures and our efforts will prevent a cyber-attack.
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
Regulated Water and Electric Utility Operations
GSWC’s and BVESI’s revenues depend substantially on the rates and charges we are permitted to recover from our customers and the timing of that recovery as authorized by the CPUC. Decisions of the CPUC could also result in impairment charges and customer refunds, and delays in recovering costs in rates. Some of the factors impacting our ability to obtain rate recovery on a timely basis include opposition to rate increases arising out of increased costs for replacing aging infrastructure and increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, costs incurred in connection with complying with the COVID-19 pandemic, and costs incurred in connection with obtaining and complying with franchise agreements with local governmental agencies and costs of obtaining permits from local, state and federal governmental agencies. There may also be increased customer opposition to rate increases due to customer dissatisfaction with conservation rate structures, public safety power shutdowns and the closure of some customer service offices due to COVID-19 governmental shut-down orders.
Our water and electric utility services are provided in California. As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters (which may increase as a result of climate change), and other risks affecting California businesses. Our assets are also subject to condemnation in California.
Contract Services Operations
All of our utility privatization contract services are provided to the U.S. government pursuant to the terms of 50-year firm, fixed-price contracts subject to annual economic price adjustments. These contracts may be terminated or services suspended at any time for convenience of the government. We are subject to penalties for failure to conform or comply with U.S. government regulations and the terms of our contracts, and may be suspended or debarred for such failure to comply. The fees that we may charge are adjusted annually and in response to our requests for equitable adjustments. We have experienced delays in obtaining price and equitable adjustments, as well as delays in being paid by the U.S. government.
We are also responsible for complying with water quality and wastewater quality regulations on military bases.

We compete with other companies in bidding on providing utility services on military bases. We submit bids on new U.S. government contracts for military bases based on estimates of cost and potential profit. Our estimates and judgment are important, for in the event we overpay to obtain a contract, we could incur losses on it.
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
Climate Change
Climate change has resulted in increased frequency and duration of droughts, potential degradation of water quality, and changes in demand for services. More frequent and extended California drought conditions may cause increased stress on surface water supplies and groundwater basins, as well as allocations of water from the State Water Project and the Colorado River. Wholesale water suppliers may not have adequate supply during extended periods of drought, which may result in increases in prices for water delivered to us. In addition, GSWC could experience an increased use of reclaimed or recycled water by GSWC customers, in lieu of GSWC supplying potable water to these customers. Reclaimed water generally has lower tariff rates than potable water. Prolonged droughts may also result in state-ordered mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns and imposition of new regulations impacting such things as landscaping and irrigation patterns.
These drought conditions have contributed to increases in wildfires, which has resulted in new California legislation requiring electric utilities to adopt and implement wildfire safety and mitigation plans. BVESI is incurring increased capital expenditures related to the creation and implementation of these plans. We anticipate that the costs of capital improvements necessary to implement this program will continue to increase. BVESI is also required to implement a public safety power shut-off program during high wildfire threat conditions. Shut-offs can reduce BVESI's liquidity and decrease customer satisfaction. Abnormal weather patterns created by climate change can also impact electricity demand at BVESI. The demand for electricity at our electric segment is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our liquidity. Furthermore, potential future legislation efforts to ban gas powered power plants as a response to climate change may require us to replace our current 8.4 MW natural gas powered generator before its useful life is completed.

Risks Associated with Regulated Public Utility and Contracted Services Operations
Our businesses are heavily regulated and, as a result, decisions by regulatory agencies or the U.S. government can significantly affect our businesses
GSWC's and BVESI's revenues depend substantially on the rates and fees they charge their customers and their ability to recover costs on a timely basis as authorized by the CPUC, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.
Regulatory decisions affecting GSWC and/or BVESI may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses, and could result in impairment charges and customer refunds. On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed the continued use of the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account ("MCBA") by California water utilities. Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account. GSWC's next water general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027. GSWC is permitted to keep the use of the WRAM and MCBA through the year 2024. GSWC and other California water utilities have requested review of this decision by the California Supreme Court.
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
Our liquidity and earnings may be adversely affected by maintenance costs
Some of our infrastructure in California is aging. We have experienced leaks and mechanical problems in some of these older systems. In addition, well and pump maintenance expenses are affected by labor and material costs and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new wildfire safety and other compliance requirements. While we spend significant amounts on maintenance each year, these costs can increase substantially and unexpectedly.

We include estimated increases in maintenance costs for future years in each water and electric general rate case filed by GSWC and BVESI, respectively, for possible recovery. To the extent that these estimates understate our actual costs, we may be unable to recover all maintenance costs in rates.
Our assets at our regulated utilities are subject to condemnation
Municipalities and other governmental subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings. It is generally our practice to contest these proceedings, which may be costly and may temporarily divert the attention of management from the operation of our business. If a municipality or other governmental subdivision succeeds in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets. In addition, we would no longer be entitled to any portion of the revenues generated from the use of such assets.
Our costs of obtaining and complying with the terms of franchise agreements are increasing
Cities and counties in which GSWC and BVESI operate have granted them franchises to construct, maintain and use pipes, wires and appurtenances in or along public streets and rights of way. The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate our operations within the boundaries of the city or unincorporated areas of the counties in which we operate. Our regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Cities and counties have also been imposing new fees on our operations, including pipeline abandonment fees and road-cut or other types of capital improvement fees. At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC and BVESI for the increased costs of regulation by local governments. These trends may adversely affect our ability to recover in rates the costs of providing water and electric services and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC-authorized levels.
We have also experienced instances of increased costs and delays in obtaining permits that we need in order to install, maintain, repair, and replace some of our aging water and electric utility infrastructure and upgrades needed to comply with changes in laws and regulations or otherwise necessary to harden our infrastructure as a result of drought, wildfires and increases in the frequency and duration of more extreme weather events due to climate change.
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
Risks Associated with Health, Safety and Liability Matters
The outbreak of COVID-19 and its impact on business and economic conditions could negatively affect our financial condition.
The COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s financial condition. We have continued our operations given that water, wastewater, and electric utility services are deemed essential, and have implemented health and safety measures such as implementing worker-distancing measures and using a remote workforce where possible. However, there is no assurance that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses) will not materially impact our financial condition. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•reduce the availability and productivity of our employees;
•have an adverse impact on our business activities due to the ongoing shortage of skilled trade labor as well as engineering and professional staff;
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

•have an adverse impact on the value of our pension and retirement assets;
•increase customer dissatisfaction due to an increase in customer wait times resulting from a rise in customer calls, and general anxiety due to personal circumstances arising from the pandemic; and
•cause our contractors, suppliers and other business partners to be unable to fulfill their contractual obligations in the ordinary course of business or otherwise disrupt our supply chain.
The COVID-19 pandemic has impacted supply chains, with restrictions and limitations on business activities and impacts of the COVID-19 pandemic causing labor shortages, capacity constraints, disruptions and delays. These issues may place a strain on supply chains to sufficiently meet demand of the materials and supplies necessary to complete capital expenditure projects at our regulated utilities, or construction projects at our contracted services segment. While we may purchase materials and supplies upfront when appropriate, there can be no assurance that our efforts will prevent delays or disruptions to our capital investments or construction projects.
Additionally, current supply chain challenges are driving price increases for materials commonly used for construction projects. Combined with raising labor costs, the current inflationary market is leading to an increase in total cost for our capital expenditure projects. Our regulated utilities update costs as part of general rate case proceedings, and ASUS updates prices annually through economic price adjustments. However, until we receive increased funding to offset higher costs, our liquidity may be negatively impacted.
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
Losses by insurance companies resulting from wildfires in California have caused insurance coverage for wildfire risks to become more expensive and coverage could become unavailable on reasonable terms, and our insurance may be inadequate to recover all our losses incurred in a wildfire. We might not be allowed to recover in our rates any increased costs of wildfire insurance or the costs of any uninsured wildfire losses.
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
Our operations involve the handling and storage of hazardous chemicals that, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure that we implement effective health, safety, and environmental work procedures throughout our organization, including construction sites and maintenance sites, a failure to comply with such regulations in any respect could subject us to liability.
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high-wind events or equipment malfunctions. Injuries and property damage caused by such events may subject BVESI to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC.
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
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance policies cover property, workers' compensation, general liability, automobile liability, and other risks. Insurance coverage may not cover certain claims involving punitive damages. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  Our insurance policies also contain exclusions and other limitations that may not cover our potential liabilities. Furthermore, due to insurance market conditions resulting in tighter underwriting and increased premiums along with reductions in capacity, we have experienced increased costs and difficulties in obtaining certain insurance coverages, particularly along the general liability, umbrella and cyber insurance lines. We may experience further increased insurance costs and/or coverage reductions in future years. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.
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
More frequent and extended California drought conditions and changes in weather patterns cause increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California ("MWD") and other state water contractors are able to import from northern California.

We have implemented tiered rates and other practices, as appropriate, in order to encourage water conservation. We have also implemented programs to assist customers in complying with water usage reductions. Over the long term, we are acting to secure additional supplies, which may include supplies from desalination and increased use of reclaimed water, where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers. Water shortages at GSWC may:
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
•the use of more efficient household fixtures and appliances by customers to save water;
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
We implemented the CPUC-approved WRAM at GSWC, which has the effect of stabilizing revenues at the adopted level thereby reducing the potential adverse earnings impact of our customers’ conservation efforts.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods. In addition, based on a CPUC decision effective August 27, 2020, any general rate case application filed after that date may not include a proposal to use the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account. Replacing the WRAM and MCBA could result in increased earnings volatility.
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
BVESI is also required to implement a public safety power shut-off program during high wildfire threat conditions. The CPUC may assess penalties if BVESI shuts-down power to its customers and the CPUC determines that the shutdown was not reasonably necessary in the circumstances.
BVESI has also obtained a safety certificate, which must be renewed annually by the CPUC. Even with an approved safety certificate, BVESI could be found liable for deaths, injuries and property damage if BVESI’s electric equipment is found to have caused a catastrophic wildfire. BVESI may not be able to recover the costs of all liabilities from such a wildfire from insurance or from ratepayers.
Our liquidity may be adversely affected by increases in electricity and natural gas prices in California
We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchase power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flows may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, BVESI has implemented a CPUC-approved supply-cost balancing account to mitigate the impact to earnings from fluctuations in supply costs.
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
We may not be fully reimbursed for all of our construction costs or may only receive payment on a delayed basis
Unlike GSWC and BVESI, who recover their capital investments from customers over the life of the assets through annual depreciation and earn a return on such investments through the ratemaking process, ASUS is reimbursed for the cost of ongoing renewal and replacement construction projects plus a profit through the collection of a monthly cash stream under each of the 50-year contracts with the U.S. government. ASUS also receives funding from the U.S. government for initial and other new construction projects at the military bases it serves that, in many cases, are outside the scope of the 50-year contracts and are granted through firm-fixed contract modifications. Our Military Utility Privatization Subsidiaries expect to continue incurring significant construction costs. Reimbursement by the U.S government for these construction costs may not be fully reimbursable if the costs incurred are greater than the amounts estimated and approved by the U.S. government, or payments may be delayed awaiting government funding and processing, which could significantly affect our cash flows from operations.
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
Additionally, the U.S. government periodically reviews the cost and overall effectiveness of the military privatization program. Should these reviews prompt a decision to curtail or eliminate the issuance of solicitations for future military privatization contract awards, the potential for growth in this segment could be negatively impacted.
Information Technology Risk Factors
We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems
We rely on various information technology systems to manage our operations. Such systems require periodic modifications, upgrades and/or replacement, which subject us to inherent costs and risks, including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
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
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates; regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities' businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Water Properties
As of December 31, 2021, GSWC’s physical properties consisted of water transmission and distribution systems, which included 2,860 miles of pipeline together with services, meters and fire hydrants, and approximately 450 parcels of land generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC's properties are located in California.
As of December 31, 2021, GSWC owned 240 wells, of which 159 are active operable wells equipped with pumps with an aggregate production capacity of approximately 161 million gallons per day. GSWC has 58 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 114.6 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
240	385	2,860	262,770	26,684	142	114.6	(1)

* Reservoir capacity is measured in millions of gallons. Mains are in miles.
(1)  GSWC has additional capacity in its Bay Point system, through an exclusive capacity right to use 4.4 million gallons per day from a treatment plant owned by Contra Costa Water District. GSWC also has additional reservoir capacity through an exclusive right-to-use all of one 8 million gallon reservoir, one-half of another 8 million gallon reservoir, and one-half of a treatment plant’s capacity, all owned by Three Valleys Municipal Water District.
Electric Properties
BVESI's properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2021, BVESI owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines, 6.49 miles of underground 34.5 kv sub-transmission lines, 491.4 miles of overhead 4.16 kv or 2.4 kv distribution lines, 113.6 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVESI also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2021, GSWC had adjudicated groundwater rights and surface water rights of 70,941 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
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
Mortgage and Other Liens
As of December 31, 2021, neither AWR, GSWC, BVESI, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVESI are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
The graph below compares the cumulative 5-Year total return of American States Water Company's Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of seven water utilities that includes: American Water Works Company Inc., Essential Utilities Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Co, York Water Co. and SJW Group. In accordance with SEC guidance, the returns of the seven utilities included in the peer group are weighted according to their respective market capitalizations.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2016. Relative performance is tracked through December 31, 2021.

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
American States Water Company	$100.00	$129.76	$153.01	$200.73	$187.16	$247.53
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Peer Group	$100.00	$128.06	$126.59	$170.84	$199.95	$246.86
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.” The intraday high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2021
First Quarter	$83.05	$70.07
Second Quarter	$83.75	$75.34
Third Quarter	$94.96	$79.57
Fourth Quarter	$103.77	$84.93

2020
First Quarter	$96.64	$65.11
Second Quarter	$91.11	$72.88
Third Quarter	$82.19	$69.25
Fourth Quarter	$80.94	$71.84
The closing price of the Common Shares of American States Water Company on the NYSE on February 18, 2022 was $86.03.
Approximate Number of Holders of Common Shares
As of February 18, 2022, there were 2,011 holders of record of the 36,945,434 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC, BVESI and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2021	2020
First Quarter	$0.335	$0.305
Second Quarter	$0.335	$0.305
Third Quarter	$0.365	$0.335
Fourth Quarter	$0.365	$0.335
Total	$1.400	$1.280
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC is prohibited under the terms of its senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $661.4 million to invoke this covenant as of December 31, 2021.
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
Under the least restrictive of the California tests, approximately $685.9 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2021. Approximately $615.7 million was available for GSWC to pay dividends to AWR at December 31, 2021, and approximately $70.7 million was available for BVESI to pay dividends to AWR at December 31, 2021. BVESI has a separate revolving credit facility, and its ability to pay dividends is subject to the requirement in the credit agreement to maintain compliance with all covenants described in Note 9 Bank Debt.

ASUS's ability to pay dividends to AWR is dependent upon the ability of each of the Military Utility Privatization Subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS's ability to pay dividends under California law.
AWR paid $51.7 million in dividends to shareholders for the year ended December 31, 2021, as compared to $47.2 million for the year ended December 31, 2020. GSWC paid dividends of $38.3 million and $22.5 million to AWR in 2021 and 2020, respectively. BVESI did not pay dividends during 2021, and paid dividends of $12.4 million to AWR in 2020. ASUS did not pay dividends in 2021, and paid dividends of $12.4 million to AWR in 2020.
Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2021.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2021	401		$88.48	—	—
November 1 - 30, 2021	8,078		$92.60	—	—
December 1 - 31, 2021	2,275		$96.07	—	—
Total	10,754	(2)	$93.18	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)         Of these amounts, 7,554 Common Shares were acquired on the open market for employees pursuant to the 401(k) Plan. The remainder of the shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.
Item 6. (Reserved)

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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by Registrant's weighted average number of diluted common shares.  This item is derived from consolidated financial information but is not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. This item constitutes a "non-GAAP financial measure" under the Securities and Exchange Commission rules.
Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its segments.  Registrant reviews this measurement regularly and compares it to historical periods and to its operating budget. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other enterprises and should not be considered as an alternative to earnings per share, which is determined in accordance with GAAP. A reconciliation to AWR’s consolidated diluted earnings per share is included in the discussion under the sections titled “Summary Results by Segment.”
Overview
Factors affecting our financial performance are summarized under the Overview section in Item 1. Business and Item 1A. Risk Factors.
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
General Rate Case Filings and Other Matters:
Water General Rate Case for years 2022 - 2024:
On July 15, 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022 – 2024. In November 2021, GSWC and the Public Advocates Office at the CPUC ("Public Advocates") filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle. The settlement also authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have recently been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments are $1.2 million and became effective February 15, 2022. Advice letter projects are filed for revenue recovery only when those projects are completed. Excluding the advice letter project revenues, the amounts included in the settlement agreement would increase the 2022 adopted revenues by approximately $30.3 million as compared to the 2021 adopted revenues, and increase the 2022 adopted supply costs by $9.7 million as compared to the 2021 adopted supply costs. The settlement agreement also allows for potential additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values.
The three remaining unresolved issues relate to GSWC's requests for: (i) a medical cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC's customer service areas. GSWC and Public Advocates have filed briefs with the CPUC on these unsettled issues. A proposed decision is expected in mid-2022, and would address the three unresolved issues along with the settlement agreement filed by GSWC and Public Advocates. Pending a final decision on this general rate case application, GSWC filed with the CPUC for interim rates, which will make new 2022 rates, once approved in a CPUC final decision, retroactively effective January 1, 2022.

Water General Rate Case for years 2019 – 2021:
In May 2019, the CPUC issued a final decision in GSWC's water general rate case for the years 2019 – 2021, with rates retroactive to January 1, 2019. Among other things, the final decision authorized GSWC to invest approximately $334.5 million over the rate cycle. The $334.5 million of infrastructure investment included $20.4 million of capital projects to be filed for revenue recovery through advice letters when those projects are completed. Due to changes in circumstances, including permitting delays, scope adjustments and constraints out of GSWC's control, not all the anticipated advice letter projects have been completed during this rate cycle. The majority of the $20.4 million of advice letter capital projects were included in GSWC’s water general rate case for the years 2022 – 2024.
The final decision also allowed for water rate increases in 2020 and 2021, subject to an earnings test. Effective January 1, 2020, GSWC received its full second-year step increase, which it achieved because of passing an earnings test at all of its ratemaking areas. The full step increase generated an additional $9.6 million in water revenues for 2020. Adopted supply costs for 2020 were $789,000 lower than the 2019 adopted supply costs. The CPUC also approved all of the third-year rate increases effective January 1, 2021, which generated an additional increase in the adopted water revenues of approximately $16.4 million in 2021. Adopted water supply costs for 2021 were $5.3 million higher than the 2020 adopted supply costs.
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
The final decision did not have any impact on GSWC's WRAM or MCBA balances during the 2019 – 2021 rate cycle. In February 2021, the assigned administrative law judge in the pending general rate case proceeding confirmed that GSWC may continue using the WRAM and MCBA through the year 2024. GSWC’s next general rate case application will be filed in 2023 to establish new rates for the years 2025 – 2027, which may not include the WRAM or MCBA for those years.
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than, or more than, full recovery of its authorized revenue and supply costs. In October 2020, GSWC, certain other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. Due to the delay in the CPUC issuing a decision on any of these applications for rehearing, GSWC filed a petition for writ of review to the California Supreme Court in May 2021, requesting the Court to review the CPUC's final decision on this matter. The CPUC requested that the Court hold GSWC’s request in abeyance until such time as the CPUC acts on the pending request for rehearing. In September 2021, the CPUC issued a decision denying all the October 2020 applications for rehearing. In October 2021, GSWC re-filed its writ of review to the California Supreme Court, requesting the Court to review the CPUC's final decision on this matter. Certain other California water utilities, and the California Water Association also filed separate writs of review with the Court. On January 28, 2022, the CPUC served its response to GSWC’s and other parties petitions requesting the Court to deny the requests. Management cannot currently predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. Among other things, the decision extended the suspension of water-service disconnection implemented during the COVID-19 pandemic due to non-payment of past-due amounts billed to residential customers until February 1, 2022. The final decision also requires that amounts tracked in GSWC's COVID-19 Catastrophic Event Memorandum Account ("CEMA") account for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. In January 2022, GSWC received $9.5 million from the state of California of relief funding for customers' unpaid water bills incurred during the pandemic, which it is applying to its delinquent customers' eligible balances as discussed later under the section titled COVID-19. In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision. In January 2022, the California Water Association filed a writ of review to the California Supreme Court, urging the Court to review the CPUC's final decision on the second phase of the Low-Income Affordability Rulemaking. Management cannot currently predict the final outcome of this matter.

Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 requesting a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, and a return on rate base of 8.18%. Hearings on this proceeding are scheduled for the second quarter of 2022. A proposed decision on this proceeding is expected in the second half of 2022. A final decision on this proceeding, once issued by the CPUC, is expected to have an effective date retroactive to January 1, 2022. GSWC's last authorized rate of return on rate base of 7.91% remained applicable through December 31, 2021.
Electric Segment:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) allows the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iii) increased the adopted electric revenues by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019 – 2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and debt cost that is consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. The rate case decision continues to apply to BVESI.
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
COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI included suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water-service disconnections at GSWC was implemented in response to an executive order from the governor of California, as well as CPUC orders. Pursuant to the CPUC's July 15, 2021 decision in the Second Phase of the Low-Income Affordability Rulemaking discussed previously, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills, and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. The moratorium on electric customer service disconnections ended on September 30, 2021. However, electric-service disconnections for non-payment can only be done after taking into account certain conditions such as average daily temperatures.
The pandemic has caused volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. In addition, the economic impact of the pandemic has also significantly increased the amount of delinquent customer accounts receivable, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts throughout the pandemic. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts to be filed with the CPUC for future recovery.
On July 12, 2021, the governor of California approved SB-129 Budget Act of 2021, in which nearly $1 billion in relief funding for overdue water customer bills, and nearly $1 billion in relief funding for overdue electric customer bills were included. The water customer relief funding is being managed by the State Water Resources Control Board ("SWRCB") through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. In December 2021, GSWC received SWRCB approval for $9.5 million of relief funding of customers' unpaid water bills incurred during the pandemic. In January 2022, GSWC received these funds, which it is applying to its delinquent customers' eligible balances. Accordingly, as of December 31, 2021, GSWC has reflected these relief funds as a reduction to its COVID-19 CEMA account, as well as a reduction to its estimated customer bad debt reserve. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric bills incurred during the pandemic.

GSWC and BVESI continue to experience delinquent account activity because of the ongoing pandemic. As of December 31, 2021, GSWC and BVESI had approximately $1.7 million and $302,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional printing costs, and other incremental COVID-19-related costs. The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. After these offsets are made, GSWC and BVESI will each file with the CPUC for recovery of any remaining balances.
By tracking incremental COVID-19-related costs in the CPUC-approved memorandum accounts, GSWC and BVESI can later ask for recovery of these costs from the CPUC. The CEMA and other emergency-type memorandum accounts are established as a result of a state or federally declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings during the pandemic. ASUS has experienced delays in receiving contract modifications from the U.S. government for additional construction projects due to government staffing shortages resulting from the COVID-19 pandemic but this has not had a material impact on its current operations.
In September 2021, the president of the United States issued orders and instructions on mandatory COVID-19 vaccination of all federal employees, federal contractors and employees of companies with 100 or more employees. On January 13, 2022, the U.S. Supreme Court ruled to stop the president's administration from enforcing a requirement that employees at businesses with at least 100 employees be vaccinated against COVID-19 or undergo weekly testing and wear a mask on the job. Therefore, there is no COVID-19 vaccination mandate for Registrant’s regulated utilities workforce. However, although the federal contractor COVID-19 mandate has been challenged, it was not addressed in the January 13, 2022 ruling from the U.S. Supreme Court and, therefore, its applicability to Registrant’s non-regulated workforce remains uncertain at this time.
Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share contribution by business segment and for the parent company for the years ended December 31, 2021 and 2020.

	Diluted Earnings per Share
	Year Ended
	12/31/2021	12/31/2020	CHANGE
Water	$1.87	$1.66	$0.21
Electric	0.21	0.20	0.01
Contracted services	0.48	0.47	0.01
AWR (parent)	(0.01)	—	(0.01)
Consolidated fully diluted earnings per share, as reported (GAAP)	$2.55	$2.33	$0.22

The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 17 to the Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the year ended December 31, 2021 and 2020:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Operating income (Note 17)	$107,573	$97,896	$10,738	$10,303	$22,675	$22,309	$(9)	$(9)	$140,977	$130,499
Other income and expense	16,263	15,817	(101)	336	(488)	(358)	533	82	16,207	15,877
Income tax expense (benefit)	22,095	20,515	2,975	2,689	5,434	5,201	(81)	(208)	30,423	28,197
Net income (loss)	$69,215	$61,564	$7,864	$7,278	$17,729	$17,466	$(461)	$117	$94,347	$86,425
Weighted Average Number of Diluted Shares	37,010	36,995	37,010	36,995	37,010	36,995	37,010	36,995	37,010	36,995
Diluted earnings per share	$1.87	$1.66	$0.21	$0.20	$0.48	$0.47	$(0.01)	$—	$2.55	$2.33
Water Segment:
Diluted earnings per share from the water segment for the year ended December 31, 2021 increased by $0.21 per share as compared to 2020. Included in the results for 2021 were gains on investments held to fund one of the Company's retirement plans totaling $4.3 million, or $0.08 per share, as compared to $3.0 million, or $0.06 per share, in gains generated during 2020 largely due to market conditions. Excluding these gains from both years, adjusted diluted earnings at the water segment for 2021 were $1.79 per share as compared to adjusted diluted earnings of $1.60 per share for 2020. This adjusted increase of $0.19 per share was due to the following items:
•An increase in the water segment’s operating revenues of $16.5 million, largely as a result of new rates authorized by the CPUC. GSWC received its full third-year step increase effective January 1, 2021 as well as mid-year increases to reflect higher water supply costs. Due to regulatory mechanisms in place for water supply costs, the increase in operating revenues includes the full recovery of increases in supply costs discussed below.
•An increase in water supply costs of $4.1 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses (excluding supply costs and a gain on the sale of assets) of $3.1 million, which negatively impacted the water segment's earnings. The increase was primarily due to higher chemical and water treatment costs, conservation costs, regulatory costs, insurance costs, depreciation expense, and property and other taxes as compared to 2020, partially offset by a decrease in maintenance expense.
•The sale of non-utility-related land at the water segment resulted in a gain of $409,000 recorded during 2021, with no equivalent item in 2020.
•An overall increase in interest expense (net of interest and other income) of $1.7 million, which negatively impacted earnings. GSWC issued $160 million of long-term debt in July 2020 and used the proceeds to pay down its intercompany borrowings (as required by the CPUC); intercompany borrowings bear lower short-term rates. There was also a decrease in interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial paper rate, which decreased compared to 2020, as well as a decrease in the receipt of other income amounts owed by developers.
•A decrease in the effective income tax rate, which favorably impacted earnings. The decrease resulted primarily from changes in certain flow-through taxes and permanent items during 2021 as compared to 2020. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric segment was $0.21 per share for 2021, as compared to $0.20 per share recorded for 2020, an increase of $0.01 per share. There was an increase in electric revenues due to CPUC-approved rate increases effective January 1, 2021, as well as lower interest expense as compared to 2020. The decrease in interest expense was due primarily to the elimination of interest expense allocated from GSWC effective July 1, 2020 as a result of the spin-off of GSWC's electric division to BVESI. These increases to net earnings were partially offset by an increase in electric supply costs and other operating expenses. Due to regulatory mechanisms in place, the increase in electric supply costs results in a corresponding increase in electric operating revenues and has no net impact on the electric segment’s profitability.

Contracted Services Segment:
Diluted earnings from the contracted services segment was $0.48 per share, as compared to $0.47 per share for 2020, an increase of $0.01 per share. This was due to an increase in management fee revenue, as well as a decrease in overall operating expenses, partially offset by overall lower construction activity as compared to 2020. The decrease in overall operating expenses was due to, among other things, lower legal and outside services costs and other non-income taxes.
AWR (Parent):
For the year ended December 31, 2021, diluted earnings from AWR (parent) decreased $0.01 per share compared to 2020 due primarily to changes in state unitary taxes.
The following discussion and analysis for the years ended December 31, 2021 and 2020 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2021 and 2020 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
OPERATING REVENUES
Water	$347,112	$330,637	$16,475	5.0%
Electric	38,345	37,024	1,321	3.6%
Contracted services	113,396	120,582	(7,186)	-6.0%
Total operating revenues	498,853	488,243	10,610	2.2%

OPERATING EXPENSES
Water purchased	77,914	74,554	3,360	4.5%
Power purchased for pumping	11,103	10,134	969	9.6%
Groundwater production assessment	19,412	20,392	(980)	-4.8%
Power purchased for resale	11,240	10,423	817	7.8%
Supply cost balancing accounts	(11,421)	(11,803)	382	-3.2%
Other operation	34,738	33,236	1,502	4.5%
Administrative and general	83,547	83,615	(68)	-0.1%
Depreciation and amortization	39,596	36,850	2,746	7.5%
Maintenance	12,781	15,702	(2,921)	-18.6%
Property and other taxes	22,522	22,199	323	1.5%
ASUS construction	56,909	62,411	(5,502)	-8.8%
(Gain) loss on sale of assets	(465)	31	(496)	*
Total operating expenses	357,876	357,744	132	—%

OPERATING INCOME	140,977	130,499	10,478	8.0%

OTHER INCOME AND EXPENSES
Interest expense	(22,834)	(22,531)	(303)	1.3%
Interest income	1,493	1,801	(308)	-17.1%
Other, net	5,134	4,853	281	5.8%
	(16,207)	(15,877)	(330)	2.1%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	124,770	114,622	10,148	8.9%

Income tax expense	30,423	28,197	2,226	7.9%

NET INCOME	$94,347	$86,425	$7,922	9.2%

Basic earnings per Common Share	$2.55	$2.34	$0.21	9.0%

Fully diluted earnings per Common Share	$2.55	$2.33	$0.22	9.4%
* not meaningful

Operating Revenues
General
GSWC and BVESI rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS. Current operating revenues and earnings may be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate price adjustments in a timely manner. ASUS’s earnings are also impacted by the level of construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2021, revenues from water operations increased by $16.5 million to $347.1 million, compared to the year ended December 31, 2020 as a result of full third-year step increases for 2021 approved by the CPUC. These increases were partially offset by lower CPUC-approved surcharges billed in 2021 to recover previously incurred costs. These surcharges are largely offset by corresponding decreases in operating expenses, resulting in no impact to earnings.
Billed water consumption for the year ended December 31, 2021 increased slightly compared to 2020. In general, changes in consumption do not have a significant impact on recorded revenues due to the CPUC-approved WRAM accounts in place in the majority of GSWC's rate-making areas. GSWC records the difference between what it bills its water customers and that which is currently authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking eliminates the continued use of the WRAM beginning with the next general rate case application that will be filed in 2023 and will set new rates for the years 2025 – 2027.
Electric
For the year ended December 31, 2021, revenues from electric operations were $38.3 million as compared to $37.0 million for the year ended December 31, 2020. This increase was due to new CPUC-approved electric rates effective January 1, 2021, partially offset by a 2% decrease in electric usage as compared to the same period in 2020. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have an impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2021, total revenues from contracted services were $113.4 million as compared to $120.6 million for 2020.  The decrease was due to an overall decrease in construction activity as compared to 2020, partially offset by an increase in management fees resulting from the successful resolution of various economic price adjustments and other filings at the military bases served.
ASUS's subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2021, ASUS was awarded approximately $17.3 million in new construction projects, some of which have been completed during 2021. The majority of the remainder are expected to be completed in 2022. Furthermore, in September 2021, ASUS received a contract modification that provided for additional infrastructure assets located at Joint Base Andrews to be operated and maintained by ASUS under its utility privatization contract with the U.S. government. The operation and maintenance, and renewal and replacement of these assets is expected to contribute additional revenue of approximately $41.0 million over the remaining life of the 50-year contract, through January 2056. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for 30.2% and 29.0% of total operating expenses for the years ended December 31, 2021 and 2020, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages for purchased water for the years ended December 31, 2021 and 2020 was 45% and 44%, respectively, as compared to the adopted percentages of 34% for 2021 and 2020. The higher actual percentages of purchased water as compared to adopted percentages resulted primarily from several wells being out of service.
Under the CPUC-approved Modified Cost Balancing Account ("MCBA"), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking, which eliminates the continued use of the WRAM, also eliminates the MCBA for GSWC beginning in the year 2025.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the years ended December 31, 2021 and 2020, water supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water purchased	$77,914	$74,554	$3,360	4.5%
Power purchased for pumping	11,103	10,134	969	9.6%
Groundwater production assessment	19,412	20,392	(980)	-4.8%
Water supply cost balancing accounts *	(11,295)	(12,060)	765	-6.3%
Total water supply costs	$97,134	$93,020	$4,114	4.4%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(11,421,000) and $(11,803,000) for 2021 and 2020, respectively.
Purchased water costs for 2021 increased to $77.9 million as compared to $74.6 million for 2020 primarily due to the higher mix of purchased water as compared to pumped water and an increase in wholesale water costs. The cost of power purchased for pumping increased to $11.1 million in 2021 as compared to $10.1 million for 2020, due to increased electricity costs. Groundwater production assessments decreased to $19.4 million in 2021 as compared to $20.4 million in 2020 due to a higher amount of purchased water versus pumped water.
The under-collection in the water supply cost balancing account decreased $765,000 during 2021 as compared to 2020 due to rate increases to specifically cover increases in supply costs experienced in these areas, partially offset by higher costs related to purchased water.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the years ended December 31, 2021 and 2020, electric supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Power purchased for resale	$11,240	$10,423	$817	7.8%
Electric supply cost balancing account *	(126)	257	(383)	-149.0%
Total electric supply costs	$11,114	$10,680	$434	4.1%

* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(11,421,000) and $(11,803,000) for 2021 and 2020, respectively.
For 2021, the cost of power purchased for resale to BVESI's customers was $11.2 million as compared to $10.4 million for 2020 due to an increase in the average price per megawatt-hour ("MWh"). The average price per MWh, including fixed costs, increased to $71.94 per MWh in 2021 from $67.52 per MWh in 2020. This increase in price resulted in an under-collection of $126,000 recorded in the electric supply balancing account during 2021 as compared to an over-collection of $257,000 during 2020.

Other Operation
The primary components of other operation expenses include payroll, materials and supplies, chemicals and water-treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2021 and 2020, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$25,781	$23,690	$2,091	8.8%
Electric Services	3,011	2,705	306	11.3%
Contracted Services	5,946	6,841	(895)	-13.1%
Total other operation	$34,738	$33,236	$1,502	4.5%
For the year ended December 31, 2021, other operation costs at the water segment increased due to increases in chemical and water treatment costs including outside service costs associated with the water treatment processes, as well as increases in water conservation costs incurred to address current drought conditions.
Other operation expenses for the electric segment increased primarily due to higher operation-related labor and outside services costs.
The change in other operation expenses for contracted services was primarily due to (i) higher bad debt expense experienced in 2020 related to certain receivable balances due from other prime contractors working for the U.S. government, and (ii) lower pre-contract costs incurred in 2021 as compared to 2020.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2021 and 2020, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$55,552	$55,067	$485	0.9%
Electric Services	8,694	8,639	55	0.6%
Contracted Services	19,292	19,900	(608)	-3.1%
AWR (parent)	9	9	—	—%
Total administrative and general	$83,547	$83,615	$(68)	-0.1%
For the year ended December 31, 2021, administrative and general expenses at the water segment increased $485,000. Excluding the impact of a reduction in billed surcharges, administrative and general expenses increased $739,000 due to higher employee-related benefits, insurance costs, and regulatory costs. Decreases in billed surcharges have a corresponding decrease in administrative and general expenses, resulting in no impact to earnings.
For the year ended December 31, 2021, administrative and general expenses for contracted services decreased by $608,000 due to lower legal and other outside services as compared to 2020. Legal and outside services tend to fluctuate from period to period.

Depreciation and Amortization
For the years ended December 31, 2021 and 2020, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$33,384	$30,969	$2,415	7.8%
Electric Services	2,572	2,479	93	3.8%
Contracted Services	3,640	3,402	238	7.0%
Total depreciation and amortization	$39,596	$36,850	$2,746	7.5%
The increases in depreciation expense resulted primarily from additions to utility plant and other fixed assets since 2020.
Maintenance
For the years ended December 31, 2021 and 2020, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$9,056	$11,737	$(2,681)	-22.8%
Electric Services	697	985	(288)	-29.2%
Contracted Services	3,028	2,980	48	1.6%
Total maintenance	$12,781	$15,702	$(2,921)	-18.6%
Maintenance expense decreased at the water segment due largely to lower unplanned maintenance incurred as compared to 2020. The need for unplanned maintenance activities for the water segment were significantly higher in 2020 than in 2021.
The decrease in maintenance at the electric segment was due to a decrease in billed surcharges as compared to 2020, which has a corresponding decrease in maintenance expense and, therefore, no earnings impact.
Property and Other Taxes
For the years ended December 31, 2021 and 2020, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$19,041	$18,261	$780	4.3%
Electric Services	1,519	1,232	287	23.3%
Contracted Services	1,962	2,706	(744)	-27.5%
Total property and other taxes	$22,522	$22,199	$323	1.5%
Property and other taxes at the water and electric segments increased during 2021 as compared to 2020 due, in large part, to an increase in property taxes resulting from capital additions and the associated higher assessed property values. The decrease at the contracted services segment was due to lower non-income tax assessments and fees as compared to 2020.
ASUS Construction
For the year ended December 31, 2021, construction expenses for contracted services were $56.9 million, decreasing by $5.5 million compared to 2020 due to an overall decrease in construction activity.
(Gain) Loss On Sale of Assets
The gain on sale of assets in 2021 was related primarily to the sale of a parcel of non-utility-related land at the water segment with no equivalent item in 2020. The loss on sale of assets in 2020 related to the sale of fixed assets at the contracted services segment.

Interest Expense
For the years ended December 31, 2021 and 2020, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$21,474	$20,946	$528	2.5%
Electric Services	259	767	(508)	-66.2%
Contracted Services	370	478	(108)	-22.6%
AWR (parent)	731	340	391	115.0%
Total interest expense	$22,834	$22,531	$303	1.3%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense increased as compared to 2020 resulting from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. In July 2020, GSWC issued unsecured private placement notes totaling $160.0 million. The increase in borrowing levels was partially offset by an overall decrease in average interest rates due, in part, from the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million.
Interest Income
For the years ended December 31, 2021 and 2020, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$428	$634	$(206)	-32.5%
Electric Services	118	183	(65)	-35.5%
Contracted Services	1,007	974	33	3.4%
AWR (parent)	(60)	10	(70)	-700.0%
Total interest income	$1,493	$1,801	$(308)	-17.1%
For the year ended December 31, 2021, overall interest income decreased by $308,000 as compared to 2020 due primarily to lower interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial paper rate, which decreased compared to 2020.
Other Income and (Expense), net
For the years ended December 31, 2021 and 2020, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$4,783	$4,495	$288	6.4%
Electric Services	242	248	(6)	-2.4%
Contracted Services	(149)	(138)	(11)	8.0%
AWR (parent)	258	248	10	4.0%
Total interest income	$5,134	$4,853	$281	5.8%
For the year ended December 31, 2021, other income increased mostly as a result of larger gains generated and recorded on investments held to fund one of Registrant's retirement plans as compared to 2020 due to market conditions. This increase was partially offset by a decrease in the receipt of other income amounts owed by developers, and an increase in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits as compared to 2020. Because of GSWC's and BVESI's two-way pension balancing accounts authorized by the CPUC, changes in pension costs have no material impact to net earnings at the regulated utilities.

Income Tax Expense
For the years ended December 31, 2021 and 2020, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2021	12/31/2020	CHANGE	CHANGE
Water Services	$22,095	$20,515	$1,580	7.7%
Electric Services	2,975	2,689	286	10.6%
Contracted Services	5,434	5,201	233	4.5%
AWR (parent)	(81)	(208)	127	-61.1%
Total income tax expense	$30,423	$28,197	$2,226	7.9%
Consolidated income tax expense for the year ended December 31, 2021 increased by $2.2 million due to an increase in pretax income, partially offset by a lower overall effective income tax rate ("ETR"). AWR's consolidated effective ETR was 24.4% and 24.6% for 2021 and 2020, respectively. GSWC's ETR was 24.2% for 2021 as compared to 25.0% for 2020 resulting primarily from net changes in certain flow-through and permanent items. The decrease in the tax benefit at AWR (parent) was the result of changes in state unitary taxes.
Information comparing the consolidated results of operations for fiscal years 2020 and 2019 can be found under Item 7, Management’s Discussion and Analysis under the heading “Consolidated Results of Operations-Years Ended December 31, 2020 and 2019” in AWR's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are important to the portrayal of AWR’s financial condition, results of operations and cash flows, and require the most difficult, subjective or complex judgments of AWR’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. The following are accounting policies and estimates that are critical to the financial statements of AWR. For more information regarding the significant accounting policies of Registrant, see Note 1 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.
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
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM.  With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. In a final decision issued by the CPUC in August 2020, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM. Instead they include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM). The final decision will not have any impact on GSWC's WRAM balances during the rate cycle covering the years 2019 – 2021, nor the pending general rate case application filed in July 2020 that will set new rates for the years 2022 – 2024. However, the next general rate case application in 2023 covering the years 2025 – 2027 is currently not permitted to include the continued use of the WRAM. The CPUC also granted BVESI a revenue decoupling mechanism through the BRRAM. BVESI adjusts revenues in the BRRAM for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
As required by the accounting guidance for alternative revenue programs, GSWC and BVESI are required to collect their WRAM and BRRAM balances, respectively, within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month period. This can affect the timing of when such revenues are recognized.

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
As regulated utilities, GSWC and BVESI treat certain temporary differences as flow-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVESI were not required to account for its income taxes as regulated enterprises. As of December 31, 2021, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers' accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan's assets was 6.00% for 2021 and 6.25% for 2020.
For the pension plan obligation, Registrant increased the discount rate to 2.89% as of December 31, 2021 from 2.55% as of December 31, 2020 to reflect market interest-rate conditions at December 31, 2021. A hypothetical 25-basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2021 by approximately $1.1 million, or 23.0%, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2021 by a total of $9.9 million, or 3.8%.  A 25-basis point decrease in the long-term return on pension-plan-asset assumption would have increased 2021 pension cost by approximately $523,000, or 10.8%.
In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Changes in market conditions can affect the value of plan assets held to fund future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, an increase in the underfunded position, and increase the required future contributions.
The CPUC has authorized GSWC and BVESI to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  As of December 31, 2021, GSWC has a $261,000 under-collection in its two-

way pension balancing account for the general office and water regions. As of December 31, 2021, BVESI has a $246,000 over-collection in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2022 the pension contribution is expected to be approximately $3.1 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.  Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
Changes in demographics, including increased numbers of retirees or increases in life expectancy assumptions may also increase the funding requirements of our obligations related to the pension plan.  Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Assuming no changes in actuarial assumptions or plan amendments, the costs over the long term are expected to decrease due to the closure of Registrant’s defined benefit pension plan to new employees as of January 1, 2011.  Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan instead of the pension plan.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $615.7 million was available for GSWC to pay dividends to AWR on December 31, 2021. Approximately $70.7 million was available for BVESI to pay dividends to AWR as of December 31, 2021. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources in the capital markets and through bank borrowings under revolving credit facilities. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt and equity capital markets. AWR currently has access to a $200.0 million credit facility and borrows under this facility, which expires in May 2023, to provide funds to GSWC and ASUS in support of their operations.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of December 31, 2021, there was $174.5 million outstanding under this facility. Registrant expects to issue long-term debt through GSWC prior to May 2023 and use the debt proceeds to pay off borrowings under this facility. This facility has interest rates generally based on the London Interbank Offered Rate ("LIBOR"), which will cease immediately after June 30, 2023. In connection with the May 2023 expiration of this credit facility, as well as the pending discontinuation of LIBOR, Registrant anticipates renewing or entering into a new credit facility prior to May 2023, with interest rates based on other benchmark rates, such as the Secured Overnight Financing Rate ("SOFR"). Registrant does not believe the change in benchmark rates will have a material impact on financing costs.
BVESI has a $35.0 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees charged, as well as extend the maturity date by one year to July 1, 2024. As of December 31, 2021, there was $31.0 million outstanding under this facility. Borrowings made under this facility support BVESI's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are generally based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of a benchmark rate such as LIBOR, the lender may replace LIBOR with a benchmark rate replacement such as SOFR. Registrant does not believe the change from LIBOR to a new benchmark rate will have a material impact on financing costs. Registrant does not have any other borrowings or debt indexed to LIBOR.
In 2019, the CPUC issued a decision approving BVESI's authority to issue long-term financing not to exceed $75 million. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. The next 24-month period in which BVESI is required to pay off its borrowings from the facility ends in July 2022. Accordingly, the $31.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of December 31, 2021. BVESI expects to fund this repayment through the issuance of long term debt during the first half of 2022.
In May 2021, GSWC redeemed its 9.56% private placement notes in the amount of $28.0 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset. Prior to May 15, 2021, the notes were subject to a make whole premium. GSWC funded the redemption by borrowing from AWR parent. AWR, in turn, funded this borrowing from its revolving credit facility.
The economic impact of the COVID-19 pandemic has significantly increased the amount of delinquent customer accounts receivable, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts throughout the pandemic. This has affected cash flows from operating activities at the regulated utilities and has increased the need to borrow under AWR's and BVESI's credit facilities. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts to be filed with the CPUC for future recovery. Furthermore, in January 2022, GSWC received $9.5 million from the state of California of relief funding for customers' unpaid water bills incurred during the pandemic, as previously discussed. As of December 31, 2021, GSWC has reflected these relief funds as a reduction to its COVID-19 related memorandum account, as well as a reduction to GSWC's estimated customer bad debt reserve. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric bills incurred during the pandemic. However, GSWC and BVESI continue to experience delinquent account activity because of the ongoing pandemic.
In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In November 2021, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Management believes that AWR’s sound capital structure and A+ credit rating, combined with its financial discipline, will enable Registrant to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case Registrant may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends in the future, on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 1, 2022, AWR's Board of Directors approved a first quarter dividend of $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on March 1, 2022 to shareholders of record at the close of business on February 15, 2022. AWR has paid dividends on its Common Shares for over 82 consecutive years, and has increased the dividends received by shareholders each calendar year for 67 consecutive years. This places AWR in an exclusive group of companies on the New York Stock Exchange that have achieved that result. Registrant's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term. The Company has achieved nearly a 10% compound annual growth rate in its calendar year dividend payments from 2011–2021.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization.  Cash generated by operations varies during the year. Net cash provided by operating activities was $115.6 million for 2021 as compared to $122.2 million for 2020.  The decrease was due primarily to different timing of income tax installment payments between the two years, as well as a decrease in billed surcharges to recover regulatory assets at GSWC. The decrease was also due to timing differences of when vendor payments are made for construction work performed at military bases and the billing of and cash receipts from the U.S. government for work completed. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These decreases were partially offset by an improvement in cash from accounts receivable related to utility customers due, in part, to improved economic conditions as compared to 2020, which were more affected by the COVID-19 pandemic. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $145.1 million for the year ended December 31, 2021 as compared to $131.6 million used in 2020 largely due to an increase in capital expenditures at the regulated utilities. Registrant invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision. Cash used for other investments consists primarily of cash invested in a trust for a retirement benefit plan.
During 2022, the regulated utilities' company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply chain issues or the effects of the COVID-19 pandemic. Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash used by financing activities was $2.3 million for 2021 as compared to cash provided of $44.8 million for 2020. During 2021, GSWC redeemed its 9.56% private placement notes in the amount of $28.0 million. This decrease in cash flows was offset by an increase in net borrowings on AWR's credit facility during 2021 to fund the redemption and support other operating and investing activities. In 2020, GSWC issued unsecured private placement notes totaling $160.0 million. As required by the CPUC, GSWC used the proceeds from the notes to pay down a majority of its intercompany borrowings from AWR. AWR used the proceeds from GSWC to pay down amounts outstanding under its credit facility.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the economic impact of the COVID-19 pandemic.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $100.3 million for 2021 as compared to $110.3 million for 2020.  The decrease was due primarily to different timing of income tax installment payments between the two years, as well as a decrease in billed surcharges to recover regulatory assets. This decrease was partially offset by an improvement in cash from accounts receivable related to utility customers due, in part, to improved economic conditions as compared to 2020, which were more affected by the COVID-19 pandemic. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $124.3 million for the year ended December 31, 2021 as compared to $117.7 million for the same period in 2020. During the years ended December 31, 2021 and 2020, cash paid for capital expenditures was $123.5 million and $116.4 million, respectively. Due to the electric utility reorganization effective July 1, 2020, GSWC's cash flows from investing activities during 2021 do not include the electric segment's capital expenditures, whereas the cash flows for 2020 include six months of electric utility capital expenditures.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During 2021 and 2020, AWR borrowed and repaid a total of $26 million and $6 million, respectively, from GSWC under the terms of the note. As of December 31, 2021, there were no amounts outstanding under this note.
Cash Flows from Financing Activities:
Net cash used in financing activities was $11.1 million for 2021 as compared to net cash provided of $42.5 million for 2020. During 2021, GSWC redeemed early its 9.56% private placement notes in the amount of $28.0 million. In addition, GSWC paid $38.3 million in dividends to AWR parent in 2021 as compared to $22.5 million of dividends paid in 2020. These decreases in cash flows were partially offset by an increase in net intercompany borrowings from AWR to fund the redemption and support other operating and investing activities. During 2020, GSWC issued unsecured private placement notes totaling $160.0 million, and also issued five additional of GSWC common shares to AWR for $60.0 million. GSWC used these proceeds to pay down intercompany borrowings during 2020 as required by the CPUC.

Contractual Obligations and Commitments
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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2021. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our 50-year firm, fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance or private placement of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

	Payments/Commitments Due (1)
($ in thousands)	Total	Less than 1 Year
Notes/Debentures (2)	$187,000	$—
Private Placement Notes (3)	215,000	—
Tax-Exempt Obligations (4)	10,769	167
Other Debt Instruments (5)	3,019	210
Total AWR Long-Term Debt	$415,788	$377

Interest on Long-Term Debt (6)	$228,112	$20,206
Advances for Construction (7)	70,337	3,610
Renewable Energy Credit Agreement (8)	1,239	619
Purchased Power Contracts (9)	14,479	5,513
Capital Expenditures (10)	86,163	86,163
Water Purchase Agreements (11)	3,390	436
Operating Leases (12)	12,412	2,548
Employer Contributions (13)	3,079	3,079
SUB-TOTAL	419,211	122,174

Other Commitments (14)	215,275	31,000

TOTAL	$1,050,274	$153,551

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) Consists of GSWC senior private placement notes totaling $215.0 million issued to various banks, including $160.0 million of unsecured private placement notes issued in July 2020. Under the terms of each of these senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. GSWC is in compliance with all of its covenant provisions as of December 31, 2021.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $3.0 million of obligations with respect to GSWC's 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

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
(10) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVESI as of December 31, 2021.
(11) Water purchase agreements consist of (i) a remaining amount of $1.7 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.7 million of other water purchase commitments with other third parties, which expire between 2025 through 2038.
(12) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(13) Consists of expected contributions to Registrant's defined benefit pension plan for the year 2022. Contributions to the pension plan are expected to be the higher of the minimum required contributions under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(14) Other commitments consist primarily of (i) a $200 million revolving credit facility under AWR, of which $174.5 million was outstanding as of December 31, 2021; (ii) a $35 million revolving credit facility under BVESI, of which $31 million was outstanding as of December 31, 2021; (iii) $9.7 million in asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (iv) irrevocable letters of credit in the amount of $440,000 for the deductible in Registrant’s business automobile insurance policies; and (v) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR's revolving credit facility. Pursuant to CPUC rules, BVESI must completely pay off all borrowings under its revolving credit facility within a 24-month period. The next 24-month period in which BVESI is required to pay off its borrowings from the facility ends in July 2022. Accordingly, the $31 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of December 31, 2021. BVESI expects to fund this repayment through the issuance of long term debt during the first half of 2022.
BVESI Power-Supply Arrangements
BVESI purchases power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. In addition to the purchased power contracts, BVESI buys additional energy to meet peak demand as needed and sells surplus power when necessary. The average price per MWh, including fixed costs, increased to $71.94 per MWh in 2021 from $67.52 per MWh for 2020. BVESI’s average energy costs are impacted by pricing fluctuations on the spot market. However, BVESI has an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
Construction Program
GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC and BVESI upgrade their facilities in accordance with industry standards, local and CPUC requirements, and new legislation.  California requires investor-owned electric utilities to submit an annual wildfire mitigation plan to the CPUC for approval, and requires all electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfires.
As of December 31, 2021, GSWC and BVESI have unconditional purchase obligations for capital projects of approximately $86.2 million.  During the years ended December 31, 2021, 2020 and 2019, GSWC and BVESI had capital expenditures of $150.6 million, $130.4 million and $140.8 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2021, 2020 and 2019, capital expenditures funded by developers were $8.0 million, $7.0 million and $4.7 million, respectively. During 2022, the water and electric segments' company-funded capital expenditures are estimated to be approximately $140 – $160 million, barring any delays resulting from changes in capital improvement schedules due to supply chain issues or the effects of the COVID-19 pandemic. These amounts include approximately $13 million estimated to be spent by BVESI on wildfire mitigation projects.
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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. With the expiration of the 2011 Act at the end of government fiscal year 2021, there are currently no discretionary spending caps in fiscal year 2022 and beyond. However, similar issues may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. Government, and/or (d) delays in solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for the Military Utility Privatization Subsidiaries in fiscal 2022.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2021 - September 2022	Third Quarter 2021
Joint Base Andrews (TUS)	February 2022 - January 2023	Fourth Quarter 2021
Fort Lee (ODUS)	February 2022 - January 2023	Fourth Quarter 2021
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2022 - March 2023	First Quarter of 2022
Fort Jackson (PSUS)	February 2022 - January 2023	Fourth Quarter 2021
Fort Bragg (ONUS)	March 2022 - February 2023	First Quarter 2022
Eglin Air Force Base (ECUS)	June 2022 - May 2023	Second Quarter 2022
Fort Riley (FRUS)	July 2022 - June 2023	Second Quarter 2022

Regulatory Matters
A discussion on various regulatory matters is included] in the section titled “Overview” in this Form 10-K's "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The discussion below focuses on other regulatory matters and developments.
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
GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the first test year with inflation-rate adjustments for expenses for the second and third years of the rate case cycle.  For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. GSWC's cost of capital is determined in a separate proceeding. Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. BVESI's general rate cases are typically filed every four years. Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.
Neither the operations of AWR nor the operations and rates of ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC, BVESI and ASUS and between GSWC and BVESI and AWR.
General Rate Cases and Other Regulatory Matters
Water Segment
Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. The last approved general rate case covered new water rates for the years 2019 – 2021. Effective January 1, 2021, the CPUC approved GSWC's full third-year step increase, which it achieved as a result of passing an earnings test. The higher water rates generated an additional increase in the adopted water revenues of approximately $16.4 million in 2021. Adopted water supply costs for 2021 were $5.3 million higher than the 2020 adopted supply costs.
GSWC has a pending general rate case that will determine new water rates for the years 2022 – 2024. In November 2021, GSWC and Public Advocates filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle. The settlement also authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have recently been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments are $1.2 million and became effective February 15, 2022. Advice letter projects are filed for revenue recovery only when those projects are completed. Excluding the advice letter project revenues, the amounts included in the settlement agreement would increase the 2022 adopted revenues by approximately $30.3 million as compared to the 2021 adopted revenues, and increase the 2022 adopted supply costs by $9.7 million as compared to the 2021 adopted supply costs. The settlement agreement also allows for potential additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values. GSWC has filed with the CPUC for interim rates pending a final decision on this general rate case application, and will recognize revenues in 2022 based on 2021 adopted rates until the CPUC issues a final decision on the general rate case application, which is expected to be effective and retroactive to January 1, 2022.
Cost of Capital Proceeding:
GSWC filed a cost of capital application with the CPUC in May 2021 requesting a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, and a return on rate base of 8.18%. Hearings on this proceeding are scheduled for the second quarter of 2022. A proposed decision on this proceeding is expected in the second half of 2022. A final decision on this proceeding, once issued by the CPUC, is expected to have an effective date retroactive to January 1, 2022.
Electric Segment
Completion of Electric Utility Reorganization Plan:
As authorized by the CPUC and FERC, on July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI's common shares to AWR, whereupon BVESI became wholly owned directly by AWR. The reorganization did not result in any substantive changes to AWR's operations or business segments.
Recent Changes in Rates
In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for the years 2018 – 2022. Among other things, the final decision increased the adopted electric revenues by $1.1 million for 2021, and will increase adopted revenues by $1.0 million for 2022 (the electric rate increases are not subject to an earnings test). The rate case decision continues to apply for BVESI.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The August 2019 final decision also authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved account for future recovery. As of December 31, 2021, BVESI has approximately $5.8 million in incremental vegetation management costs recorded as a regulatory asset. BVESI will seek future recovery of the costs accumulated in this memorandum account in its next general rate case filing. BVESI is scheduled to file a general rate case application with the CPUC in 2022 to determine new rates for the years 2023 through 2026.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of December 31, 2021, BVESI has approximately $2.8 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. In December 2021, the independent accounting firm issued its final examination report, which contains the auditors' results and recommendations. While the final report did not identify any findings of inappropriate costs included in the WMP memorandum accounts under review, the report suggested that the CPUC should evaluate whether some of the costs recorded in the WMP memorandum accounts are incremental to what is being recovered in customer rates when BVESI seeks recovery in a future proceeding. At this time, BVESI considers the auditor's examination complete and does not expect further developments. In the future, the CPUC may refer to the recommendations in the final report when BVESI seeks recovery of the WMP memorandum accounts. All capital expenditures and other costs incurred through December 31, 2021 as a result of BVESI's WMPs are not currently in rates and are expected to be filed for future recovery in BVESI's next general rate case application.
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
As of December 31, 2021, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2021, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved for inclusion in rate base by the CPUC.
Drinking Water Notification and Response Levels
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes.  These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances (PFAS). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The US EPA has also established health advisory levels for these compounds. Notification to consumers and stakeholders is required when the advisory levels or notification levels are exceeded.  Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notification requirements for water systems detecting levels of PFAS above response levels. GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional treatment costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detections, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds: 10 parts per trillion for perfluorooctanoic acid (PFOA) and 40 parts per trillion for perfluorooctanesulfonic acid (PFOS). On March 5, 2021, DDW issued a drinking water notification level and response level of 0.5 parts per billion (ppb) and 5 ppb, respectively for perfluorobutane sulfonic acid (PFBS).
Lead and Copper Rule Revisions
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under Executive Order 13990 which will go into effect effective immediately with a compliance date of October 16, 2024. Additionally, the EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (LCRI) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published.

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
Water Supply
GSWC
During 2021, GSWC delivered approximately 61.8 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 389 acre-feet per day or 127 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons). Approximately 53% of GSWC's supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from Metropolitan Water District ("MWD") member agencies and regional water suppliers (roughly 44% of total demand) and with authorized diversions from rivers (roughly 3%) under agreements with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”). GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
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
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $3.4 million as of December 31, 2021.  Included in the $3.4 million is a remaining commitment of $1.7 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for 10 additional years. The remaining $1.7 million is for commitments for purchased water with other third parties, which expire through 2038.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area. For example, GSWC has contracts with various governmental entities (principally MWD member agencies) and other parties to purchase water through a total of 58 connections for distribution to customers, in addition to numerous emergency connections. MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies. There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority. GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 52,732 acre-feet annually. MWD sources its supplies from the Colorado River from Northern California via the State Water Project through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements.
MWD currently has storage reserve levels of 2.5 million acre-feet (MAF) with annual demands of approximately 1.75 MAF. MWD has available access to store more than 1.65 MAF of water in Lake Mead as part of an intentionally created surplus program developed under a 2007 Interim Shortage agreement and is available for use during dry years. In addition, MWD, along with the seven other Basin states which use water from the Colorado River, developed and agreed to the Drought Contingency Plan in 2019 where each lower Basin state which diverts water from the Colorado River below Lees Ferry agrees to store defined amounts of water in Lake Mead to prevent both Lake Mead and Lake Powell from reaching critically low levels. Initial State Water Project allocations have been set at a zero percent allocation. On January 20, 2022, the Department of Water Resources increased the allocation to 15% due to improving water storage and snowpack from a series of winter storms in December and early January. California is a lower Basin state.
Drought Impact
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation has been laid out in a summary document by the California Department of Water Resources ("DWR") and State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025 at which time the standard may be reduced to 52.5 gpcd or other standard as recommend by DWR. A recent report prepared by DWR for the California legislature, recommends reducing the standard to 42 gpcd by 2030. Legislation has been introduced in the current legislative session to reduce the standard to this value.
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
The 2021 water year ended as a critically dry period with the second driest single year for statewide precipitation and the second warmest year in statewide mean temperature. Precipitation to date in 2022 has been above average with several storm systems bringing the statewide snowpack up to about 150% of average. These values are approximately 50% of the April 1 average values. Should conditions remain dry up through April 1, 2022 the State will see on-going challenges in terms of water availability. As of February 15, 2022, the U.S. Drought Monitor reported that only 1.4% of California was considered in "Extreme Drought" as compared to 31% one year ago. This improvement was largely due to several storm systems experienced in late 2021. However, approximately 66% of California is considered to be in “Severe Drought” as compared to approximately 58% one year ago. Due to local conditions, water-use restrictions and allocations remain in place for customers in some of GSWC’s service areas. GSWC continues assessing water supply conditions and water-use restrictions in these service areas and intends to make appropriate adjustments as needed.

Military Utility Privatization Subsidiaries
The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries. Once received from the U.S. government, ASUS's subsidiaries are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. Furthermore, ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works closely with state regulators and industry associations to stay current with emergent issues and proactively addresses any change in wastewater treatment regulation to ensure permit compliance.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2021, the fair value of Registrant’s long-term debt was $490.9 million. A hypothetical ten percent change in market interest rates would result in an increase or decrease of approximately $12.5 million in the fair value of Registrant’s long-term debt.
At December 31, 2021, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
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
In 2019, BVESI began taking power under long-term contracts at a fixed cost over three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
The long-term contracts executed in 2019 qualify for derivative accounting treatment. Among other things, the CPUC authorized BVESI to establish a regulatory memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact Registrant's earnings. As of December 31, 2021, there was a $4.4 million unrealized gain on these contracts, with a corresponding regulatory liability in the memorandum account, as a result of an increase in energy prices since the execution of the contracts.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of changes in common shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2021, there were $71 million of regulatory assets and $94 million of regulatory liabilities.
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
February 22, 2022
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2021, there were $57 million of regulatory assets and $81 million of regulatory liabilities.
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
February 22, 2022

We have served as the Company's auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$1,898,817	$1,784,402
Electric	116,472	112,507
Total	2,015,289	1,896,909
Non-regulated utility property, at cost	37,064	33,315
Total utility plant, at cost	2,052,353	1,930,224
Less — accumulated depreciation	(594,264)	(568,326)
	1,458,089	1,361,898
Construction work in progress	167,915	150,145
Net utility plant	1,626,004	1,512,043

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	40,806	35,318
Total other property and investments	41,922	36,434

Current Assets
Cash and cash equivalents	4,963	36,737
Accounts receivable — customers, less allowance for doubtful accounts	34,416	29,162
Unbilled revenue — receivable (Note 2)	27,147	25,836
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	27,827	25,182
Other accounts receivable, less allowance for doubtful accounts	6,510	3,960
Income taxes receivable	236	103
Materials and supplies	12,163	8,619
Regulatory assets — current	8,897	13,088
Prepayments and other current assets	5,317	5,555
Contract assets (Note 2)	6,135	8,873
Unrealized gain on purchase power contracts	4,441	—
Total current assets	138,052	157,115

Other Assets
Unbilled revenue — receivable from U.S. government	9,671	9,945
Receivable from U.S. government (Note 2)	51,991	49,488
Contract assets (Note 2)	3,452	1,384
Operating lease right-of-use assets	10,479	11,146
Regulatory assets	3,182	3,451
Other	16,230	10,597
Total other assets	95,005	86,011
Total Assets	$1,900,983	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$685,947	$641,673
Long-term debt	412,176	440,348
Total capitalization	1,098,123	1,082,021

Current Liabilities
Notes payable to banks	31,000	—
Long-term debt — current	377	358
Accounts payable	65,902	63,788
Income taxes payable	4,662	6,783
Accrued other taxes	17,137	11,902
Accrued employee expenses	16,256	15,122
Accrued interest	4,545	4,832
Unrealized loss on purchased power contracts	—	1,537
Regulatory liabilities	1,896	—
Contract liabilities (Note 2)	257	1,800
Operating lease liabilities	2,044	2,013
Other	11,498	10,437
Total current liabilities	155,574	118,572

Other Credits
Notes payable to banks	174,500	134,200
Advances for construction	66,727	63,374
Contributions in aid of construction — net	147,482	140,332
Deferred income taxes	140,290	131,172
Regulatory liabilities	32,979	—
Unamortized investment tax credits	1,153	1,224
Accrued pension and other post-retirement benefits	61,365	95,639
Operating lease liabilities	8,920	9,636
Other	13,870	15,433
Total other credits	647,286	591,010

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,900,983	$1,791,603

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2021	2020
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,936,285 shares in 2021 and 36,889,103 shares in 2020	$258,442	$256,666
Reinvested earnings in the business	427,505	385,007
	685,947	641,673

Long-Term Debt (All are of GSWC)
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	—	28,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,039	3,322
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	3,019	3,219
	415,788	444,271
Less: Current maturities	(377)	(358)
Debt issuance costs	(3,235)	(3,565)
	412,176	440,348
Total Capitalization	$1,098,123	$1,082,021

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Operating Revenues
Water	$347,112	$330,637	$319,830
Electric	38,345	37,024	39,548
Contracted services	113,396	120,582	114,491
Total operating revenues	498,853	488,243	473,869

Operating Expenses
Water purchased	77,914	74,554	72,289
Power purchased for pumping	11,103	10,134	8,660
Groundwater production assessment	19,412	20,392	18,962
Power purchased for resale	11,240	10,423	11,796
Supply cost balancing accounts	(11,421)	(11,803)	(7,026)
Other operation	34,738	33,236	32,756
Administrative and general	83,547	83,615	83,034
Depreciation and amortization	39,596	36,850	35,397
Maintenance	12,781	15,702	15,466
Property and other taxes	22,522	22,199	20,042
ASUS construction	56,909	62,411	55,673
(Gain) loss on sale of assets	(465)	31	(253)
Total operating expenses	357,876	357,744	346,796

Operating Income	140,977	130,499	127,073

Other Income and Expenses
Interest expense	(22,834)	(22,531)	(24,586)
Interest income	1,493	1,801	3,249
Other, net	5,134	4,853	3,276
Total other income and expenses	(16,207)	(15,877)	(18,061)

Income before income tax expense	124,770	114,622	109,012

Income tax expense	30,423	28,197	24,670

Net Income	$94,347	$86,425	$84,342

Weighted Average Number of Shares Outstanding	36,921	36,880	36,814
Basic Earnings Per Common Share	$2.55	$2.34	$2.28

Weighted Average Number of Diluted Shares	37,010	36,995	36,964
Fully Diluted Earnings Per Share	$2.55	$2.33	$2.28

Dividends Paid Per Common Share	$1.40	$1.28	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2018	36,758	$253,689	$304,534	$558,223
Add:
Net income			84,342	84,342
Exercise of stock options and other issuance of Common Shares	89	519		519
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,148		1,148
Dividend equivalent rights on stock-based awards not paid in cash		210		210
Deduct:
Dividends on Common Shares			42,702	42,702
Dividend equivalent rights on stock-based awards not paid in cash			210	210
Balances at December 31, 2019	36,847	255,566	345,964	601,530
Add:
Net income			86,425	86,425
Exercise of stock options and other issuance of Common Shares	42	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		894		894
Dividend equivalent rights on stock-based awards not paid in cash		176		176
Deduct:
Dividends on Common Shares			47,206	47,206
Dividend equivalent rights on stock-based awards not paid in cash			176	176
Balances at December 31, 2020	36,889	256,666	385,007	641,673
Add:
Net income			94,347	94,347
Exercise of stock options and other issuance of Common Shares	47	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,616		1,616
Dividend equivalent rights on stock-based awards not paid in cash		160		160
Deduct:
Dividends on Common Shares			51,689	51,689
Dividend equivalent rights on stock-based awards not paid in cash			160	160
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$94,347	$86,425	$84,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,974	37,204	35,713
Provision for doubtful accounts	1,119	1,433	608
Deferred income taxes and investment tax credits	3,561	2,243	6,623
Stock-based compensation expense	2,566	2,463	2,517
(Gain) loss on sale of assets	(465)	31	(253)
Gain on investments held in a trust	(4,287)	(3,024)	(3,580)
Other — net	84	(908)	526
Changes in assets and liabilities:
Accounts receivable — customers	(4,688)	(13,272)	1,882
Unbilled revenue — receivable	(1,037)	(6,678)	(5,515)
Other accounts receivable	(1,422)	(1,204)	214
Receivables from the U.S. government	(4,713)	(3,889)	1,144
Materials and supplies	(3,544)	(2,190)	(654)
Prepayments and other assets	1,323	1,686	3,978
Contract assets	235	(588)	3,979
Regulatory assets/liabilities	(5,842)	10,150	(11,597)
Accounts payable	(2,881)	5,348	(249)
Income taxes receivable/payable	(2,254)	12,270	(3,786)
Contract liabilities	(1,543)	(9,367)	3,637
Accrued pension and other post-retirement benefits	3,051	1,444	1,994
Other liabilities	2,000	2,593	(4,659)
Net cash provided	115,584	122,170	116,864
Cash Flows From Investing Activities:
Capital expenditures	(144,515)	(130,423)	(151,940)
Proceeds from sale of assets	565	88	169
Other investments	(1,142)	(1,275)	(1,424)
Net cash used	(145,092)	(131,610)	(153,195)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	30	519
Receipt of advances for and contributions in aid of construction	12,432	9,338	10,171
Refunds on advances for construction	(4,666)	(3,729)	(5,005)
Retirement or repayments of long-term debt	(28,356)	(336)	(40,325)
Proceeds from the issuance of long-term debt, net of issuance costs	—	159,413	—
Net change in notes payable to banks	71,300	(70,800)	109,500
Dividends paid	(51,689)	(47,206)	(42,702)
Other	(1,287)	(1,867)	(1,634)
Net cash (used) provided	(2,266)	44,843	30,524
Net change in cash and cash equivalents	(31,774)	35,403	(5,807)
Cash and cash equivalents, beginning of year	36,737	1,334	7,141
Cash and cash equivalents, end of year	$4,963	$36,737	$1,334

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Assets

Utility Plant, at cost	$1,898,817	$1,784,402
Less — accumulated depreciation	(522,672)	(502,283)
	1,376,145	1,282,119
Construction work in progress	123,600	118,370
Net utility plant	1,499,745	1,400,489

Other Property and Investments	38,659	33,240
	38,659	33,240
Current Assets
Cash and cash equivalents	525	35,578
Accounts receivable — customers, less allowance for doubtful accounts	31,870	26,920
Unbilled revenue — receivable	20,525	19,330
Other accounts receivable, less allowance for doubtful accounts	3,791	3,255
Intercompany receivable	—	1,107
Materials and supplies	5,384	3,659
Regulatory assets — current	8,897	11,325
Prepayments and other current assets	4,223	4,114
Total current assets	75,215	105,288

Other Assets
Operating lease right-of-use assets	10,439	11,103
Regulatory assets	—	1,048
Other	14,424	9,614
Total other assets	24,863	21,765
Total Assets	$1,638,482	$1,560,782

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$615,686	$583,298
Long-term debt	412,176	440,348
Total capitalization	1,027,862	1,023,646

Current Liabilities
Long-term debt — current	377	358
Accounts payable	50,627	45,613
Income taxes payable to Parent	2,972	4,612
Accrued other taxes	14,960	10,382
Accrued employee expenses	12,867	12,351
Accrued interest	4,210	4,545
Operating lease liabilities	2,029	1,956
Other	10,505	9,403
Total current liabilities	98,547	89,220

Other Credits
Intercompany payables	49,280	—
Advances for construction	66,707	63,354
Contributions in aid of construction — net	145,848	138,691
Deferred income taxes	132,314	124,581
Regulatory liabilities	32,979	—
Unamortized investment tax credits	1,153	1,224
Accrued pension and other post-retirement benefits	61,170	95,570
Operating lease liabilities	8,891	9,636
Other	13,731	14,860
Total other credits	512,073	447,916

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,638,482	$1,560,782

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except share data)	2021	2020
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 170 shares in 2021 and 170 shares in 2020	$356,530	$354,906
Reinvested earnings in the business	259,156	228,392
	615,686	583,298

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
9.56% notes due 2031	—	28,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	3,039	3,322
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	3,019	3,219
	415,788	444,271
Less: Current maturities	(377)	(358)
Debt issuance costs	(3,235)	(3,565)
	412,176	440,348
Total Capitalization	$1,027,862	$1,023,646

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2021	2020	2019
Operating Revenues
Water	$347,112	$330,637	$319,830
Electric (Note 20)	—	18,647	39,548
Total operating revenues	347,112	349,284	359,378

Operating Expenses (Note 20)
Water purchased	77,914	74,554	72,289
Power purchased for pumping	11,103	10,134	8,660
Groundwater production assessment	19,412	20,392	18,962
Power purchased for resale	—	5,010	11,796
Supply cost balancing accounts	(11,295)	(11,749)	(7,026)
Other operation	25,781	25,194	26,336
Administrative and general	55,552	59,385	59,905
Depreciation and amortization	33,384	32,184	32,441
Maintenance	9,056	12,424	12,843
Property and other taxes	19,041	18,860	18,168
Gain on sale of assets	(409)	—	(88)
Total operating expenses	239,539	246,388	254,286

Operating Income (Note 20)	107,573	102,896	105,092

Other Income and Expenses
Interest expense	(21,474)	(21,495)	(23,399)
Interest income	428	718	1,867
Other, net	4,783	4,556	3,280
Total other income and expenses	(16,263)	(16,221)	(18,252)

Income from operations before income tax expense	91,310	86,675	86,840

Income tax expense	22,095	21,704	20,177

Net Income (Note 20)	$69,215	$64,971	$66,663

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2018	165	$292,412	$211,163	$503,575
Add:
Net income			66,663	66,663
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,150		1,150
Dividend equivalent rights on stock-based awards not paid in cash		192		192
Deduct:
Dividends on Common Shares			20,200	20,200
Dividend equivalent rights on stock-based awards not paid in cash			192	192

Balances at December 31, 2019	165	293,754	257,434	551,188
Add:
Net income			64,971	64,971
Issuance of Common Shares to Parent	5	60,000		60,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		983		983
Dividend equivalent rights on stock-based awards not paid in cash		169		169
Deduct:
Dividends on Common Shares			22,500	22,500
Distribution of BVESI common shares to AWR parent (Note 20)			71,344	71,344
Dividend equivalent rights on stock-based awards not paid in cash			169	169

Balances at December 31, 2020	170	354,906	228,392	583,298
Add:
Net income			69,215	69,215
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,473		1,473
Dividend equivalent rights on stock-based awards not paid in cash		151		151
Deduct:
Dividends on Common Shares			38,300	38,300
Dividend equivalent rights on stock-based awards not paid in cash			151	151

Balances at December 31, 2021	170	$356,530	$259,156	$615,686

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$69,215	$64,971	$66,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,643	32,477	32,757
Provision for doubtful accounts	1,018	1,018	606
Deferred income taxes and investment tax credits	2,308	1,181	5,081
Stock-based compensation expense	2,313	2,349	2,253
Gain on sale of assets	(409)	—	(88)
Gain on investments held in a trust	(4,287)	(3,024)	(3,580)
Other — net	200	(576)	58
Changes in assets and liabilities:
Accounts receivable — customers	(4,287)	(12,126)	1,882
Unbilled revenue — receivable	(1,195)	(1,693)	(744)
Other accounts receivable	592	(1,364)	311
Materials and supplies	(1,725)	(2,166)	(123)
Prepayments and other assets	1,860	1,124	4,230
Regulatory assets/liabilities	(2,854)	13,278	(11,597)
Accounts payable	(10)	1,810	1,558
Inter-company receivable/payable	1,479	(1,911)	1,056
Income taxes receivable/payable from/to Parent	(1,640)	12,339	(2,110)
Accrued pension and other post-retirement benefits	2,908	1,390	1,994
Other liabilities	1,165	1,260	(3,579)
Net cash provided	100,294	110,337	96,628

Cash Flows From Investing Activities:
Capital expenditures	(123,526)	(116,409)	(142,852)
Note receivable from AWR parent	(26,000)	(6,000)	—
Receipt of payment of note receivable from AWR parent	26,000	6,000	—
Proceeds from sale of assets	409	—	88
Other investments	(1,142)	(1,275)	(1,424)
Net cash used	(124,259)	(117,684)	(144,188)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	60,000	—
Receipt of advances for and contributions in aid of construction	12,397	9,338	10,171
Refunds on advances for construction	(4,666)	(3,729)	(5,005)
Retirement or repayments of long-term debt	(28,356)	(336)	(40,325)
Proceeds from the issuance of long-term debt, net of issuance costs	—	159,413	—
Net change in inter-company borrowings	49,000	(158,000)	100,500
Dividends paid	(38,300)	(22,500)	(20,200)
Other	(1,163)	(1,662)	(1,367)
Net cash (used) provided	(11,088)	42,524	43,774
Net change in cash and cash equivalents	(35,053)	35,177	(3,786)
Cash and cash equivalents, beginning of year	35,578	401	4,187
Cash and cash equivalents, end of year	$525	$35,578	$401

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
GSWC and BVESI are both California public utilities, with GSWC engaged in the purchase, production, distribution and sale of water throughout California serving approximately 262,800 customers, while BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
Related-Party Transactions:  GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliates BVESI and ASUS using allocation factors approved by the CPUC. During the years ended December 31, 2021, 2020 and 2019, GSWC allocated to ASUS approximately $5.3 million, $4.9 million and $4.7 million, respectively, of corporate office administrative and general costs.  During the years ended December 31, 2021 and 2020, GSWC allocated corporate office administrative and general costs to BVESI of approximately $2.8 million and $1.3 million, respectively. BVESI assumed operations of the electric segment on July 1, 2020.
Furthermore, AWR borrows under a credit facility, which expires in May 2023, and provides funds to GSWC and ASUS in support of their operations. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of December 31, 2021, GSWC had $49.3 million outstanding under its intercompany borrowing arrangement with AWR. The intercompany borrowing agreement with AWR is considered a short-term debt arrangement by the CPUC. GSWC has been authorized by the CPUC to borrow under this arrangement for a term of up to 24 months. Borrowings under this arrangement are, therefore, required to be fully paid off within a 24-month period. GSWC’s next pay-off period for its intercompany borrowings from AWR ends in May 2023. Accordingly, the $49.3 million outstanding has been classified as a non-current liability under “Other Credits” in GSWC’s Balance Sheet as of December 31, 2021.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR may borrow from GSWC amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During 2021, AWR borrowed and repaid a total of $26 million from GSWC under the terms of the note. As of December 31, 2021, there were no amounts outstanding under this note.

COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR's responses take into account orders issued by the CPUC, and the guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic. Some of the actions taken by GSWC and BVESI included suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water-service disconnections at GSWC were implemented in response to an executive order from the governor of California, as well as CPUC orders. Pursuant to a CPUC decision issued in July 2021, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills, and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. The moratorium on electric customer service disconnections ended on September 30, 2021. However, electric-service disconnections for non-payment can only be done after taking into account certain matters, such as average daily temperatures under certain conditions.
The pandemic has caused volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC's pension and other retirement plans. In addition, the economic impact of the pandemic has also significantly increased the amount of delinquent customer accounts receivable, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts throughout the pandemic. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19-related memorandum accounts to be filed with the CPUC for future recovery.
On July 12, 2021, the governor of California approved SB-129 Budget Act of 2021, in which nearly $1 billion in relief funding for overdue water customer bills, and nearly $1 billion in relief funding for overdue electric customer bills were included. The water customer relief funding is being managed by the State Water Resources Control Board ("SWRCB") through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. In December 2021, GSWC received SWRCB approval for $9.5 million of relief funding of customers' unpaid water bills incurred during the pandemic. In January 2022, GSWC received these funds, which it is applying to its delinquent customers' eligible balances. Accordingly, as of December 31, 2021, GSWC has reflected these relief funds as a reduction to its COVID-19 memorandum account, as well as a reduction to its estimated customer bad debt reserve. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
GSWC and BVESI continue to experience delinquent account activity because of the ongoing pandemic. As of December 31, 2021, GSWC and BVESI had approximately $1.7 million and $302,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. After these offsets are made, GSWC and BVESI will each file with the CPUC for recovery of any remaining balances.
By tracking incremental COVID-19-related costs in the CPUC-approved memorandum accounts, GSWC and BVESI can later ask for recovery of these costs from the CPUC. The COVID-19 memorandum account and other emergency-type memorandum accounts are established as a result of a state or federally declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's and BVESI's earnings during the pandemic. ASUS has experienced some delays in receiving contract modifications from the U.S. government for additional construction projects due to government staffing shortages resulting from the COVID-19 pandemic but this has not had a material impact on its current operations.
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
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2021 and 2020.
Property and Depreciation: Registrant's property consists primarily of regulated utility plant at GSWC and BVESI. GSWC and BVESI capitalize, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such costs includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the CPUC, is recorded as an acquisition adjustment within utility plant.
Depreciation for the regulated utilities is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was 2.2% for each of the years 2021, 2020 and 2019.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $35.5 million, $32.9 million and $31.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $379,000, $353,000 and $316,000 for the years 2021, 2020 and 2019, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.
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
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2021, 2020 and 2019, no impairment loss was incurred.
Goodwill:  At December 31, 2021 and 2020, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2021 and 2020, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
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
Materials and Supplies: Materials and supplies are stated at the lower of cost or net realizable value. Cost is computed using weighted average cost. Major classes of materials include pipe, meters, hydrants and valves.
Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  At times, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC or BVESI may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the year ended December 31, 2021 and 2020, BVESI recorded $216,000 and $200,000, respectively in AFUDC. For the year ended December 31, 2019, the amount of AFUDC recorded was immaterial.
Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issues. Premiums paid on the early redemption of debt are deferred as regulatory assets and amortized over the period that GSWC recovers such costs in rates, which is generally over the term of the new debt issued to finance the early redemption.  At December 31, 2021 and 2020, all of Registrant’s long-term debt have been issued by GSWC.
Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Contributions in aid of construction are similar to advances but require no refunding. Generally, GSWC and BVESI depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Utility plant funded by advances and contributions is excluded from rate base.
Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt issued by GSWC. Rates available to GSWC at December 31, 2021 and 2020 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2021		2020
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$415,788	$490,852	$444,271	$559,752
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
The following table sets forth by level, within the fair value hierarchy, GSWC’s long-term debt measured at fair value as of December 31, 2021:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$490,852	—	$490,852
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
 Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2021
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses, and annual effective tax rate calculations. The adoption of this guidance effective January 1, 2021 did not have a material impact on Registrant's financial statements or disclosures.
Note 2 — Revenues
Most of Registrant's revenues are accounted for under the revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)."
GSWC and BVESI provide utility services to customers as specified by the CPUC. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which include both quantity-based and flat-rate charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC and BVESI with an opportunity to recover its costs and earn a reasonable return on its net capital investment. The annual revenue requirements are comprised of supply costs, operation and maintenance costs, administrative and general costs, depreciation and taxes in amounts authorized by the CPUC, and a return on rate base consistent with the capital structure authorized by the CPUC.
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

GSWC and BVESI bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVESI bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVESI's ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $4.2 million, $3.8 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. When GSWC or BVESI act as an agent, and a tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
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
Contracted services revenues recognized during the years ended December 31, 2021, 2020 and 2019 and from performance obligations satisfied in previous periods were not material.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS's revenues are from the U.S. government. For the years ended December 31, 2021, 2020, and 2019, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2021	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019
Water:
Tariff-based revenues	$345,562	$329,670	$305,244
CPUC-approved surcharges (cost-recovery activities)	3,280	3,736	4,322
Other	2,227	2,100	2,006
Water revenues from contracts with customers	351,069	335,506	311,572
WRAM (over)/under-collection (alternative revenue program)	(3,957)	(4,869)	8,258
Total water revenues	347,112	330,637	319,830

Electric:
Tariff-based revenues	37,124	35,283	36,628
CPUC-approved surcharges (cost-recovery activities)	310	686	410
Electric revenues from contracts with customers	37,434	35,969	37,038
BRRAM under-collection (alternative revenue program)	911	1,055	2,510
Total electric revenues	38,345	37,024	39,548

Contracted services:
Water	71,210	74,898	59,868
Wastewater	42,186	45,684	54,623
Contracted services revenues from contracts with customers	113,396	120,582	114,491

Total revenues	$498,853	$488,243	$473,869
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2021	December 31, 2020

Unbilled receivables	$14,835	$14,924
Receivable from the U.S. government	$79,818	$74,670
Contract assets	$9,587	$10,257
Contract liabilities	$257	$1,800

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
Contract Liabilities - Contract liabilities are those of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. The majority of contract liabilities at the beginning of the period were recognized as revenues for the year ended December 31, 2021.
As of December 31, 2021, Registrant's aggregate remaining performance obligations, all of which are for the contracted services segment, was $3.3 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining terms of each of the 50-year contracts, which range from 33 to 47 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, Registrant records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2021, Registrant had approximately $61.4 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $77.0 million of regulatory liabilities relates to the creation of an excess deferred income tax liability brought about by a lower federal income tax rate as a result of the 2017 Tax Cuts and Jobs Act ("TCJA") that is expected to be refunded to customers (Note 11), (ii) $6.3 million of net regulatory liabilities relates to flow-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability (Note 11), and (iii) $24.9 million of regulatory assets relates to the underfunded position in Registrant's pension and other post-retirement obligations (excluding the two-way pension balancing accounts). The remainder relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC and BVESI for which either has received or expects to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVESI consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the asset's value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory liabilities, less regulatory assets, included in the consolidated balance sheets are as follows:

	December 31,
(dollars in thousands)	2021	2020
GSWC
Water Revenue Adjustment Mechanism, net of the Modified Cost Balancing Account	$13,326	$13,741
Costs deferred for future recovery on Aerojet case	5,210	6,751
Pensions and other post-retirement obligations (Note 12)	25,212	65,576
COVID-19 memorandum account	1,663	4,119
Other regulatory assets	11,739	10,670
Excess deferred income taxes (Note 11)	(73,000)	(74,185)
Flow-through taxes, net (Note 11)	(5,552)	(9,722)
Various refunds to customers	(2,680)	(4,577)
Total GSWC	$(24,082)	$12,373
BVESI
Derivative unrealized (gain) loss (Note 5)	(4,441)	1,537
Other regulatory assets	13,916	9,451
Various refunds to customers	(8,189)	(6,822)
Total AWR	$(22,796)	$16,539
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. During the year ended December 31, 2021, $7.5 million of pre-2021 WRAM/MCBA balances were recovered through surcharges.  During 2021, GSWC recorded an additional $7.1 million net under-collection in the WRAM/MCBA.  The majority of this balance represents an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2021, GSWC had an aggregated regulatory asset of $13.3 million, which is comprised of a $3.8 million over-collection in the WRAM accounts and a $17.1 million under-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded.  As of December 31, 2021, there were no WRAM under-collections that were estimated to be collected over more than 24 months.

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
Pensions and Other Post-retirement Obligations:
A regulatory asset has been recorded at December 31, 2021 and 2020 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 12, as of December 31, 2021, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $25.0 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
The CPUC has authorized GSWC and BVESI to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2021, GSWC has a $261,000 under-collection related to the general office and water regions, and BVESI has a $246,000 over-collection in its two-way balancing account.
COVID-19 Memorandum Accounts:
The CPUC has approved GSWC and BVESI to activate memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), to track incremental COVID-19-related costs, including bad debt expense in excess of what is included in their respective revenue requirements. As previously discussed, in December 2021, GSWC received approval from the SWRCB for $9.5 million of relief funding of customers' unpaid water bills incurred during the pandemic, and subsequently received the funds from the state of California in January of 2022. As of December 31, 2021, GSWC has reflected these relief funds as a reduction to its CEMA account, as well as a reduction to its estimated customer bad debt reserve. However, GSWC continues to experience delinquent account activity because of the ongoing pandemic. As of December 31, 2021, GSWC has approximately $1.7 million in regulatory asset accounts related to bad debt expense in excess of its revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19 related costs.
In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric bills incurred during the pandemic. As of December 31, 2021, BVESI has approximately $302,000 in a regulatory asset account related to bad debt expense in excess of BVESI’s revenue requirements, and other incremental COVID-19 related costs. This balance takes into consideration the relief funds received in 2022 for unpaid electric bills.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. After these offsets are made, GSWC and BVESI will each file with the CPUC for recovery of any remaining balances.
Other BVESI Regulatory Assets:
Vegetation Management, Wildfire Mitigation Plans and Legislation
In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for the years 2018 - 2022. Among other things, the decision authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved account for future recovery. As of December 31, 2021, BVESI has approximately $5.8 million in incremental vegetation management costs recorded as a regulatory asset, which BVESI intends to include for recovery in its next general rate case application scheduled to be filed with the CPUC in 2022 to set new rates for the years 2023 through 2026.

California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission. Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of December 31, 2021, BVESI has approximately $2.8 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. In December 2021, the independent accounting firm issued its final examination report, which contains the auditors' results and recommendations. While the final report did not identify any findings of inappropriate costs included in the WMP memorandum accounts under review, the report suggested that the CPUC should evaluate whether some of the costs recorded in the WMP memorandum accounts are incremental to what is being recovered in customer rates when BVESI seeks recovery in a future proceeding. At this time, BVESI considers the auditor's examination complete and does not expect further developments. In the future, the CPUC may refer to the recommendations of the final report when BVESI seeks recovery of the WMP memorandum accounts. All capital expenditures and other costs incurred through December 31, 2021 as a result of BVESI's WMPs are not currently in rates and are expected to be filed for future recovery in BVESI's next general rate case application.
BVESI Winter Storm Regulatory Asset
BVESI activated a memorandum account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $455,000 were included in the winter storm memorandum account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a final decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement, but permits BVESI to file a new application solely on the issue of incrementality. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and in October 2021 filed a new application to continue pursuing recovery. As a result, the costs in this memorandum account remain a regulatory asset at December 31, 2021 as BVESI continues to believe the incremental costs were properly tracked and included in the memorandum account consistent with the CPUC's well-established past practices, and that these costs are probable of recovery. However, if BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings from a write-off of this regulatory asset of approximately $455,000.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which it has received or expects to receive rate recovery in the future.  These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable.

Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2021	2020	2021	2020
Water
Land	$18,207	$18,234	$18,207	$18,234
Intangible assets	29,028	28,906	29,028	28,906
Source of water supply	98,244	92,166	98,244	92,166
Pumping	209,936	190,901	209,936	190,901
Water treatment	83,922	81,272	83,922	81,272
Transmission and distribution	1,356,649	1,277,361	1,356,649	1,277,361
Other	139,895	128,877	102,831	95,562
	1,935,881	1,817,717	1,898,817	1,784,402
Electric (Note 20)
Transmission and distribution	90,491	87,461	—	—
Generation	12,583	12,583	—	—
Other (1)	13,398	12,463	—	—
	116,472	112,507	—	—

Less — accumulated depreciation	(594,264)	(568,326)	(522,672)	(502,283)
Construction work in progress	167,915	150,145	123,600	118,370
Net utility plant	$1,626,004	$1,512,043	$1,499,745	$1,400,489

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2021 and 2020 for studies performed in association with the electric segment.
As of December 31, 2021 and 2020, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2021	2020	2021	2020
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,694	8,124	8,124
Water planning studies	14 years	12,258	12,141	11,019	10,898
Total intangible assets		30,439	30,321	28,629	28,508
Less — accumulated amortization		(26,401)	(24,460)	(25,109)	(24,305)
Intangible assets, net of amortization		$4,038	$5,861	$3,520	$4,203

Intangible assets not subject to amortization (3)		$400	$399	$399	$399

(2)         Includes intangible assets of $571,000 for contracted services included in "Other Property and Investments" on the consolidated balance sheets as of December 31, 2021 and 2020.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.
For the years ended December 31, 2021, 2020 and 2019, amortization of intangible assets was $700,000, $654,000 and $1.3 million, respectively, for both AWR and GSWC.

Estimated future consolidated amortization expense related to intangible assets for the succeeding five years are (in thousands):

Amortization Expense
2022	$672
2023	672
2024	672
2025	672
2026	672
Total	$3,360
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2021 and 2020:

(dollars in thousands)	GSWC
Obligation at December 31, 2019	$8,863
Additional liabilities incurred	165
Liabilities settled	(58)
Accretion	350
Obligation at December 31, 2020	$9,320
Additional liabilities incurred	148
Liabilities settled	(120)
Accretion	369
Obligation at December 31, 2021	$9,717
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts.
These long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized BVESI to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2021, there was a $4.4 million unrealized gain asset with a corresponding regulatory liability in the memorandum account for the three and five-year purchased power contract as a result of the fixed prices being lower than the futures energy prices. The notional volume of derivatives remaining under these long-term contracts as of December 31, 2021 was approximately 350,000 megawatt hours.
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

The unrealized gain as of December 31, 2021 as compared to an unrealized loss in as of December 31, 2020 was due to an increase in energy prices since the execution of the contracts.  The following table presents changes in the fair value of BVESI’s derivatives for the years 2021 and 2020:

(dollars in thousands)	2021	2020
Balance, at beginning of the period	$(1,537)	$(3,171)
Unrealized gain on purchased power contracts	5,978	1,634
Balance, at end of the period	$4,441	$(1,537)
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
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2021, the U.S. government approved EPAs at eight of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2021, 2020 and 2019, retroactive operation and maintenance management fees related to prior periods were immaterial.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net income	$94,347	$86,425	$84,342
Less: (a) Distributed earnings to common shareholders	51,689	47,206	42,702
Distributed earnings to participating securities	134	158	180
Undistributed earnings	42,524	39,061	41,460

(b) Undistributed earnings allocated to common shareholders	42,414	38,930	41,285
Undistributed earnings allocated to participating securities	110	131	175
Total income available to common shareholders, basic (a)+(b)	$94,103	$86,136	$83,987

Weighted average Common Shares outstanding, basic	36,921	36,880	36,814

Basic earnings per Common Share	$2.55	$2.34	$2.28

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s 2016 employee plans, and the 2003 and 2013 directors' plans, and net income. At December 31, 2021, there were also 100,020 restricted stock units outstanding, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Common shareholders earnings, basic	$94,103	$86,136	$83,987
Undistributed earnings for dilutive stock options and restricted stock units	110	131	175
Total common shareholders earnings, diluted	$94,213	$86,267	$84,162

Weighted average Common Shares outstanding, basic	36,921	36,880	36,814
Stock-based compensation (1)	89	115	150
Weighted average Common Shares outstanding, diluted	37,010	36,995	36,964

Diluted earnings per Common Share	$2.55	$2.33	$2.28

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 100,020 restricted stock units, including performance awards, at December 31, 2021 were deemed to be outstanding in accordance with accounting guidance on earnings per share.
During the years ended December 31, 2021, 2020 and 2019, AWR issued Common Shares totaling 47,182, 42,489 and 88,772, respectively, under AWR's employee stock incentive plans and the non-employee directors' plans.  In addition, during the years 2020 and 2019, AWR issued 1,800 and 30,998 Common Shares for approximately $30,000 and $519,000, respectively, as a result of the exercise of stock options.  No shares were issued during 2021 as a result of the exercise of stock options. During 2021, 2020 and 2019, no cash proceeds received by AWR as a result of the exercise of stock options were distributed to any of AWR's subsidiaries. AWR has not issued any Common Shares during 2021, 2020 and 2019 under AWR's Common Share Purchase and Dividend Reinvestment Plan ("DRP") and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2021, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
During 2020, GSWC issued five Common Shares to AWR for $60 million. The majority of the proceeds from these stock issuances were used by GSWC to pay down its intercompany borrowings from AWR. The CPUC requires GSWC to pay down all intercompany borrowings from AWR within a 24-month period. No shares were issued by GSWC during 2021 and 2019.
During the years ended December 31, 2021, 2020 and 2019, AWR and GSWC made payments to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.
Note 8 — Dividend Limitations
GSWC is prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $38.3 million, $22.5 million and $20.2 million were paid to AWR by GSWC during the years 2021, 2020 and 2019, respectively.
The ability of AWR, GSWC, BVESI and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVESI and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $685.9 million was available to pay dividends to AWR’s shareholders at December 31, 2021. Approximately $615.7 million was available for GSWC to pay dividends to AWR at December 31, 2021.

Note 9 — Bank Debt
AWR has access to a $200.0 million credit facility expiring in May 2023 in order to provide funds to GSWC and ASUS in support of their operations on terms that are similar to that of the credit facility. At December 31, 2021, there was $174.5 million outstanding under the credit facility.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit for AWR and GSWC, in the aggregate amount of $455,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and LIBOR benchmark replacement rate margins.  In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In November 2021, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC.
BVESI has access to a $35.0 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees, as well as extend the maturity date by a year to July 1, 2024. As of December 31, 2021, there was $31.0 million outstanding under this facility. Borrowings made under this facility support the electric segment's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to increase in the facility by an additional $15 million, subject to lender approval. BVESI’s revolving credit facility is considered a short-term debt arrangement by the CPUC. BVESI has been authorized by the CPUC to borrow under this credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. BVESI’s pay-off period for its credit facility ends in July 2022. Accordingly, the $31.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of December 31, 2021.
Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
(in thousands, except percent)	2021	2020
Balance Outstanding at December 31,	$205,500	$134,200
Interest Rate at December 31,	0.78% ~ 1.61%	1.19% ~ 1.90%
Average Amount Outstanding	$165,167	$162,995
Weighted Average Annual Interest Rate	1.05%	1.47%
Maximum Amount Outstanding	$205,500	$249,200
All of the letters of credit are issued pursuant to AWR's revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2021, 2020 and 2019, AWR was in compliance with these requirements. As of December 31, 2021, AWR had an interest coverage ratio of 8.21 times interest expense, a debt ratio of 0.47 to 1.00 and a debt rating of A+ by S&P.
Pursuant to BVESI's credit facility agreement, BVESI must maintain a minimum interest coverage ratio of 4.5 times interest expense and a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. As of December 31, 2021 and 2020, BVESI was in compliance with these requirements, with an actual interest coverage ratio of 58.6 times interest expense and a total funded debt ratio of 0.30 to 1.00 as of December 31, 2021. In addition, BVESI is required to have a current safety certification issued by the CPUC, which it currently has.
Note 10 — Long-Term Debt
Registrant’s long-term debt consists of notes and debentures of GSWC. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC does not currently have any outstanding mortgages or other encumbrances on its properties.
On May 24, 2021, GSWC redeemed its 9.56% private placement notes in the amount of $28 million, which pursuant to the note agreement included a redemption premium of 3.0% on par value, or $840,000. GSWC recovers redemption premiums in its embedded cost of debt as filed in cost of capital proceedings where the cost savings from redeeming higher interest rate debt are passed on to customers. Accordingly, the redemption premium has been deferred as a regulatory asset.

GSWC funded the redemption by borrowing from AWR parent. AWR, in turn, funded this borrowing from its revolving credit facility.
In 2020, GSWC issued unsecured private placement notes totaling $160.0 million. In connection with this financing, GSWC issued (i) $85.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 2.17% due July 8, 2030, and (ii) $75.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 2.90% due July 8, 2040. Interest on the Notes is payable semiannually. The Notes are unsecured and rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the Notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. The make-whole premiums and covenant requirements under these notes are similar to the terms of the $15.0 million 3.45% senior private placement notes due in 2029 and the $40.0 million 5.87% senior private placement notes due in 2028. Pursuant to the terms of each of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization ("EBITDA") of less than 8-to-1. As of December 31, 2021, GSWC had a total indebtedness to capitalization ratio of 0.4288-to-1 and a total indebtedness to EBITDA of 3.2-to-1.
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
Annual maturities of all long-term debt at December 31, 2021 are as follows (in thousands):

2022	$377
2023	400
2024	421
2025	441
2026	460
Thereafter	413,689
Total	$415,788
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
On November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into federal law. Among its significant provisions, IIJA restores, on a retroactive basis to January 1, 2021, the provision that treats contributions in aid of construction provided to regulated water utilities as non-taxable, which TCJA had repealed. Further, IIJA broadens the provision to also treat government grants for water infrastructure as non-taxable.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2021 and 2020 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2021	2020	2021	2020
Deferred tax assets:
Regulatory-liability-related (1)	$32,220	$32,640	$30,410	$30,782
Contributions and advances	6,850	6,390	7,227	6,771
Other	5,324	6,092	5,689	6,663
Total deferred tax assets	$44,394	$45,122	$43,326	$44,216
Deferred tax liabilities:
Fixed assets	$(150,290)	$(146,688)	$(144,719)	$(141,422)
Regulatory-asset-related: depreciation and other	(25,914)	(22,205)	(24,858)	(21,060)
Balancing and memorandum accounts (non-flow-through)	(8,480)	(7,401)	(6,063)	(6,315)
Total deferred tax liabilities	(184,684)	(176,294)	(175,640)	(168,797)
Accumulated deferred income taxes, net	$(140,290)	$(131,172)	$(132,314)	$(124,581)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by TCJA’s reduction in the federal income tax rate.
The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Current
Federal	$19,592	$19,240	$12,507
State	7,270	6,714	5,540
Total current tax expense	$26,862	$25,954	$18,047
Deferred
Federal	$2,802	$1,814	$6,407
State	759	429	216
Total deferred tax (benefit) expense	3,561	2,243	6,623
Total income tax expense	$30,423	$28,197	$24,670

	GSWC
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Current
Federal	$13,698	$14,674	$9,616
State	6,089	5,849	5,480
Total current tax expense	$19,787	$20,523	$15,096
Deferred
Federal	$2,251	$949	$4,924
State	57	232	157
Total deferred tax (benefit) expense	2,308	1,181	5,081
Total income tax expense	$22,095	$21,704	$20,177
The differences between AWR’s and GSWC’s effective tax rates and the federal statutory rate are mostly attributable to (i) state taxes; (ii) permanent differences including the excess tax benefits from share-based payments, which are reflected in the income statements and reduced income tax expense; (iii) continuing amortization of the excess deferred income tax liability, and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation expenses). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdictional ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.
The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Federal taxes on pretax income at statutory rate	$26,202	$24,071	$22,872
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	6,425	5,764	4,758
Excess deferred tax amortization	(1,356)	(1,550)	(1,579)
Flow-through on fixed assets	1,069	1,056	1,244
Flow-through on removal costs	(1,962)	(1,031)	(1,582)
Investment tax credit	(71)	(71)	(71)
Other – net	116	(42)	(972)
Total income tax expense from operations	$30,423	$28,197	$24,670
Pretax income from operations	$124,770	$114,622	$109,012
Effective income tax rate	24.4%	24.6%	22.6%
.

	GSWC
	Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Federal taxes on pretax income at statutory rate	$19,175	$18,202	$18,236
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,923	4,920	4,656
Excess deferred tax amortization	(1,184)	(1,477)	(1,579)
Flow-through on fixed assets	1,008	1,042	1,244
Flow-through on removal costs	(1,954)	(1,026)	(1,582)
Investment tax credit	(71)	(71)	(71)
Other – net	198	114	(727)
Total income tax expense from operations	$22,095	$21,704	$20,177
Pretax income from operations	$91,310	$86,675	$86,840
Effective income tax rate	24.2%	25.0%	23.2%
AWR and GSWC had no unrecognized tax benefits at December 31, 2021, 2020 and 2019.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other operating expenses.” Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2021 and 2020, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2021, 2020 and 2019.
Registrant files federal, California and various other state income tax returns. AWR's 2018—2020 tax years remain subject to examination by the Internal Revenue Service. AWR filed refund claims with the California Franchise Tax Board ("FTB") for the 2005 through 2008 and 2011 through 2016 tax years in connection with the matters reflected on prior federal refund claims along with other state tax items. The FTB continues to review the claims, and the 2009, 2010, and 2017—2020 tax years remain subject to examination by the FTB.

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2021, Registrant had 918 participants in the Pension Plan.
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
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2021 and 2020:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2021	2020	2021	2020
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$272,786	$231,852	$5,906	$7,395
Service cost	6,316	5,558	149	171
Interest cost	6,833	7,880	110	208
Actuarial (gain) loss	(17,682)	35,453	(3,165)	(1,604)
Benefits/expenses paid	(8,502)	(7,957)	(314)	(264)
Projected benefit obligation at end of year	$259,751	$272,786	$2,686	$5,906

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$213,147	$192,477	$12,313	$11,271
Actual return on plan assets	25,390	24,909	1,773	1,307
Employer contributions	3,489	3,718	242	269
Benefits/expenses paid	(8,502)	(7,957)	(555)	(534)
Fair value of plan assets at end of year	$233,524	$213,147	$13,773	$12,313

Funded Status:
Net amount recognized as accrued pension cost	$(26,227)	$(59,639)	$11,087	$6,407
The decrease in the underfunded status of the pension was due to an increase in the discount rate, which increased from 2.55% as of December 31, 2020 to 2.89% as of December 31, 2021, as well as improved asset performance.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2021	2020	2021	2020
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$11,087	$6,407
Current liabilities	—	—	—	—
Non-current liabilities	(26,227)	(59,639)	—	—
Net amount recognized	$(26,227)	$(59,639)	$11,087	$6,407
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$2,323	$2,757	$—	$—
Net (gain) loss	23,368	57,716	(9,839)	(6,855)
Regulatory assets (liabilities)	25,691	60,473	(9,839)	(6,855)
Unfunded accrued pension cost	536	(834)	(1,248)	448
Net liability (asset) recognized	$26,227	$59,639	$(11,087)	$(6,407)

Changes in plan assets and benefit obligations recognized in regulatory assets:
Regulatory asset at beginning of year	$60,473	$40,500	$(6,855)	$(5,432)
Net loss (gain)	(30,531)	22,343	(4,401)	(2,400)
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(434)	(435)	—	—
Amortization of net gain (loss)	(3,817)	(1,935)	1,417	977
Total change in regulatory asset	(34,782)	19,973	(2,984)	(1,423)
Regulatory asset (liability) at end of year	$25,691	$60,473	$(9,839)	$(6,855)

Net periodic pension costs	$4,859	$4,010	$(1,695)	$(1,108)
Change in regulatory asset	(34,782)	19,973	(2,984)	(1,423)
Total recognized in net periodic pension cost and regulatory asset (liability)	$(29,923)	$23,983	$(4,679)	$(2,531)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$259,751	$272,786	$2,686	$5,906
Accumulated benefit obligation	$243,412	$253,108	N/A	N/A
Fair value of plan assets	$233,524	$213,147	$13,773	$12,313

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.89%	2.55%	2.46%	2.20%
Rate of compensation increase	*	*	N/A	N/A
•Age-graded ranging from 3.0% to 8.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2021, 2020 and 2019 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$6,316	$5,558	$4,441	$149	$171	$186
Interest cost	6,833	7,880	8,527	110	208	285
Expected return on plan assets	(12,541)	(11,798)	(10,374)	(537)	(510)	(449)
Amortization of prior service cost (credit)	434	435	434	—	—	—
Amortization of actuarial (gain) loss	3,817	1,935	1,419	(1,417)	(977)	(801)
Net periodic pension cost under accounting standards	$4,859	$4,010	$4,447	$(1,695)	$(1,108)	$(779)
Regulatory adjustment	(1,277)	(483)	(593)	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$3,582	$3,527	$3,854	$(1,695)	$(1,108)	$(779)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	2.55%	3.43%	4.43%	2.20%	3.12%	4.20%
Expected long-term return on plan assets	6.00%	6.25%	6.50%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*5.75% for union plan and 4.0% for non-union (net of income taxes) in 2021, and 6.0% for union plan and 4.2% for non-union (net of income taxes) in 2020 and 2019.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC and BVESI to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses to be recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the years ended December 31, 2021, 2020 and 2019, GSWC's actual expense was higher than the amounts included in customer rates by $1.3 million, $483,000 and $593,000, respectively. The cumulative amount recorded in GSWC's two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3. During the years ended December 31, 2021, 2020 and 2019, BVESI's actual expense was lower than the amounts included in electric rates by $246,000, $200,000 and $205,000, respectively. These over-collections were recorded as a reduction to electric revenues.
Plan Funded Status:
The Pension Plan was underfunded at December 31, 2021 and 2020.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the underfunded status for the Pension Plan has been offset by a regulatory asset pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2021 and 2020, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2021	2020	2021	2020
Actual Asset Allocations:
Equity securities	56%	59%	60%	63%
Debt securities	38%	36%	39%	36%
Real Estate Funds	6%	5%	—%	—%
Cash equivalents	—%	—%	1%	1%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2021 and 2020.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2021 and 2020.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2021 and 2020:

	Net Asset Value as of December 31, 2021
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$637	—	N/A	N/A
Fixed income fund	87,760	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	58,451	—	Daily	Daily
U.S. large cap funds	22,143	—	Daily	Daily
International funds	50,961	—	Daily	Daily
Total equity funds	131,555	—
Real estate funds	13,572	—	Daily	Daily
Total	$233,524	—

	Net Asset Value as of December 31, 2020
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$589	—	N/A	N/A
Fixed income fund	76,221	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,837	—	Daily	Daily
U.S. large cap funds	53,677	—	Daily	Daily
International funds	50,488	—	Daily	Daily
Total equity funds	126,002
Real estate funds	10,335	—	Daily	Daily
Total	$213,147	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan's investment assets measured at fair value as of December 31, 2021 and 2020:

	Fair Value as of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$92	—	—	$92
Fixed income	5,409	—	—	5,409
U.S. equity securities	8,272	—	—	8,272
Total investments measured at fair value	$13,773	—	—	$13,773

	Fair Value as of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$169	—	—	$169
Fixed income	4,436	—	—	4,436
U.S. equity securities	7,707	—	—	7,707
Total investments measured at fair value	$12,312	—	—	$12,312
Plan Contributions:
During 2021, Registrant contributed $3.5 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $3.1 million to its pension plan in 2022.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA's funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2021 for the next five years and thereafter are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2022	$8,983	$327
2023	9,598	314
2024	10,347	292
2025	10,844	285
2026	11,280	260
Thereafter	64,368	869
Total	$115,420	$2,347
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
Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that are intended to achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 5.75% long-term rate of return on assets assumption for the union plan and 4.0% (net of income taxes) for the non-union plan portion of the post-retirement plan.
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2021 and 2020 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2022 starts at 5.2% grading down to 4.3% in 2037 for those under age 65, and at 5.2% grading down to 4.3% in 2025 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2021, the balance in the Rabbi Trust totaled $31.5 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2021 and 2020:

	Fair Value as of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$8	—	—	$8
Fixed income securities	12,442	—	—	12,442
Equity securities	19,018	—	—	19,018
Total investments measured at fair value	$31,468	—	—	$31,468

	Fair Value as of December 31, 2020
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$8	—	—	$8
Fixed income securities	10,201	—	—	10,201
Equity securities	15,703	—	—	15,703
Total investments measured at fair value	$25,912	—	—	$25,912
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$36,602	$29,703
Service cost	1,392	1,029
Interest cost	915	988
Actuarial (gain) loss	(2,213)	5,479
Benefits paid	(607)	(597)
Benefit obligation at end of year	$36,089	$36,602
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(36,089)	$(36,602)

(in thousands)	2021	2020
Amounts recognized on the balance sheets:
Current liabilities	$(949)	$(602)
Non-current liabilities	(35,140)	(36,000)
Net amount recognized	$(36,089)	$(36,602)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	9,097	12,988
Regulatory assets	9,097	12,988
Unfunded accrued cost	26,992	23,614
Net liability recognized	$36,089	$36,602

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$12,988	$8,352
Net (gain) loss	(2,213)	5,479
Amortization of prior service credit	—	—
Amortization of net loss	(1,678)	(843)
Total change in regulatory asset	(3,891)	4,636
Regulatory asset at end of year	$9,097	$12,988

Net periodic pension cost	$3,985	$2,860
Change in regulatory asset	(3,891)	4,636
Total recognized in net periodic pension and regulatory asset	$94	$7,496

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$36,089	$36,602
Accumulated benefit obligation	31,835	30,428
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.87%	2.52%
Rate of compensation increase	*	4.00%
* Age graded from 4.5% to 4.0% per year.
The components of SERP expense, before allocation to the overhead pool, for 2021, 2020 and 2019 are as follows:

(dollars in thousands, except percent)	2021	2020	2019
Components of Net Periodic Benefits Cost:
Service cost	$1,392	$1,029	$1,193
Interest cost	915	988	1,069
Amortization of prior service cost	—	—	—
Amortization of net loss	1,678	843	471
Net periodic pension cost	$3,985	$2,860	$2,733

Weighted-average assumptions used to determine net periodic cost:
Discount rate	2.52%	3.36%	4.40%
Rate of compensation increase	*	4.00%	4.00%
* Age graded from 4.5% to 4.0% per year.

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2021 for the next five years and thereafter are as follows (in thousands):

2022	$949
2023	944
2024	1,195
2025	1,187
2026	2,154
Thereafter	11,444
Total	$17,873
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2021, 2020 and 2019 were $2.7 million, $2.7 million and $2.5 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2021, 2020 and 2019 were $1.9 million, $1.9 million and $1.6 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2021, AWR had three active stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2013 non-employee directors plans for its Board of Directors, each more fully described below.
2016 Employee Plans — AWR adopted this employee plan, following shareholder approval, to provide stock-based incentive awards in the form of restricted stock units, stock options and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of customers and shareholders.  The 2016 employee plan also provides for the grant of performance awards. There are no stock options or restricted stock grants currently outstanding. For restricted stock unit awards, the Compensation Committee determines the specific terms, conditions and provisions relating to each restricted stock unit. Each employee who has been granted a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. In general, time-vested restricted stock units vest over a period of three years.  Restricted stock units may also vest upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, restricted stock units may vest following a change in control if the applicable subsidiary of AWR terminates the grantee other than for cause or the employee terminates employment for good reason. Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.
The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee's age and years of service are equal to or greater than 75, or upon death or total disability. In addition, performance awards may vest following a change in control if the applicable subsidiary of AWR terminates the grantee other than for cause or the employee terminates employment for good reason. The amount of the payment for performance awards granted will be at target in the event of death or a termination of employment (other than for cause) by the applicable subsidiary of AWR or termination by the employee for good reason within 24 months after a change in control. In all other circumstances, adjustments will be made to the amount of the payment to take into account the shortened performance period
2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. New grants may not be made under the 2003 directors plan. Under the 2013 non-employee directors plan, non-employee directors are entitled to receive restricted stock units equal to two times the then current annual retainer for services as a director divided by the fair market value of AWR's Common Shares on the date preceding the annual meeting. Such units are convertible into AWR's Common Shares 90 days after the grant date.
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
The following table presents share-based compensation expenses for the years ended December 31, 2021, 2020 and 2019.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR's and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Stock-based compensation related to:
Restricted stock units	$2,566	$2,463	$2,517	$2,313	$2,349	$2,253
Total stock-based compensation expense	$2,566	$2,463	$2,517	$2,313	$2,349	$2,253
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2021, 2020 and 2019 was $336,000, $299,000 and $265,000, respectively, for both AWR and GSWC. For the years ended December 31, 2021, 2020 and 2019, approximately $1.4 million, $1.2 million and $1.8 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Time-vesting restricted stock units vest and become non-forfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become non-forfeitable in installments of 33% the first two years and 34% in the third year and are distributed at the end of the performance period if the Compensation Committee determines that the performance criteria set forth in the award agreement have been satisfied.
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR's Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2021	69,339	$53.33
Granted	21,765	79.38
Vested	(38,208)	74.15
Forfeited	(1,786)	82.87
Restricted share units at December 31, 2021	51,110	$47.83
As of December 31, 2021, there was approximately $507,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.49 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2021, 2020 and 2019, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR's Common Shares if the Compensation Committee determines that specified performance goals have been met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and 200% of the target amount, which varies by target, depending on Registrant's performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2021, 2020 and 2019 included various performance-based conditions and one market-based condition related to total shareholder return ("TSR") that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2021	57,960	$66.4
Granted	19,873	79.43
Performance criteria adjustment	(1,775)	109.09
Vested	(26,258)	56.49
Forfeited	(890)	79.29
Performance awards at December 31, 2021	48,910	$75.23
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR's Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2021, $115,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.50 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $3.4 million as of December 31, 2021.  Included in the $3.4 million is a commitment of $1.7 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.7 million is for commitments for purchased water with other third parties, which expire from 2025 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2021 are as follows (in thousands):

2022	$436
2023	436
2024	436
2025	391
2026	346
Thereafter	1,345
Total	$3,390

Bear Valley Electric Service, Inc.:
Purchased Power Contracts:
Generally, BVESI purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  BVESI began taking power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2021, BVESI has remaining commitments under these contracts of $5.5 million, $4.9 million and $4.1 million for the years 2022, 2023 and 2024 respectively.
Renewables Portfolio Standard:
BVESI is subject to the renewables portfolio standard (“RPS”) law, which requires BVESI to meet certain targets for purchases of energy from qualified renewable energy resources. BVESI has an agreement with a third party to purchase renewable energy credits (“RECs”) whereby BVESI agreed to purchase approximately 578,000 RECs over a ten-year period through 2023, which will be used towards BVESI meeting California's RPS requirements. As of December 31, 2021, BVESI has purchased sufficient RECs to be in compliance for all periods through 2021, and has remaining commitments under this contract of $619,000 for each of the years 2022 and 2023. Accordingly, management does not believe any provision for loss or potential penalties is required as of December 31, 2021. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2021.
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
As of December 31, 2021, the total spent to clean-up and remediate the plant site was approximately $6.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2021, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for 2 years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
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
Other Litigation:
Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving, among other things, punitive damages. However, Registrant does not believe the outcome from any pending suits or administrative proceedings will have a material effect on Registrant's consolidated results of operations, financial position or cash flows.
Note 16 — Leases
Right-of-use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2021, Registrant has right-of-use assets of $10.5 million, short-term operating lease liabilities of $2.0 million and long-term operating lease liabilities of $8.9 million. Currently, Registrant does not have any financing leases.

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
Registrant's supplemental lease information for the year ended December 31, 2021 is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2021	For The Year Ended December 31, 2020

Operating lease costs	$2,627	$2,873
Short-term lease costs	273	143

Weighted average remaining lease term (in years)	5.99	6.62
Weighted-average discount rate	3.7%	3.6%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$1,430	$27
For the years 2021, 2020 and 2019, Registrant’s consolidated rent expense was approximately $2.5 million, $2.6 million and $2.8 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases as of December 31, 2021 are as follows (in thousands):

2022	$2,548
2023	2,135
2024	1,821
2025	1,651
2026	1,456
Thereafter	2,801
Total lease payments	12,412
Less: imputed interest	1,448
Total lease obligations	10,964
Less: current obligations	2,044
Long-term lease obligations	$8,920
The consolidated operations of AWR and the operations of GSWC in regard to future minimum payments under long-term non-cancelable operating leases are not materially different.

Note 17 - Business Segments
AWR has 3 reportable segments, water, electric and contracted services. Since July 1, 2020, GSWC has 1 segment, water. Prior to July 1, 2020, GSWC also had an electric segment. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, now a wholly owned direct subsidiary of AWR. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2021 and 2020, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements (Note 20). On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and notes receivable therefrom, and deferred taxes.
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

	As Of And For The Year Ended December 31, 2021
				AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$347,112	$38,345	$113,396	$—	$498,853
Operating income (loss)	107,573	10,738	22,675	(9)	140,977
Interest expense, net	21,046	141	(637)	791	21,341
Utility Plant	1,499,745	106,508	19,751	—	1,626,004
Depreciation and amortization expense (1)	33,384	2,572	3,640	—	39,596
Income tax expense (benefit)	22,095	2,975	5,434	(81)	30,423
Capital additions	123,526	19,859	1,130	—	144,515

	As Of And For The Year Ended December 31, 2020
				AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$330,637	$37,024	$120,582	$—	$488,243
Operating income (loss)	97,896	10,303	22,309	(9)	130,499
Interest expense, net	20,312	584	(496)	330	20,730
Utility Plant	1,400,489	89,308	22,246	—	1,512,043
Depreciation and amortization expense (1)	30,969	2,479	3,402	—	36,850
Income tax expense/(benefit)	20,515	2,689	5,201	(208)	28,197
Capital additions	107,355	18,393	4,675	—	130,423

	As Of And For The Year Ended December 31, 2019
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$319,830	$39,548	$114,491	$—	$473,869
Operating income (loss)	93,895	11,197	21,990	(9)	127,073
Interest expense, net	20,304	1,228	(734)	539	21,337
Utility Plant	1,322,062	72,680	20,963	—	1,415,705
Depreciation and amortization expense (1)	29,956	2,485	2,956	—	35,397
Income tax expense/(benefit)	17,295	2,882	5,202	(709)	24,670
Capital additions	131,353	11,499	9,088	—	151,940
____________________________

(1)      Depreciation computed on regulated utilities' transportation equipment is recorded in other operating expenses and totaled $379,000, $353,000 and $316,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2021	2020
Total utility plant	$1,626,004	$1,512,043
Other assets	274,979	279,560
Total consolidated assets	$1,900,983	$1,791,603

Note 18 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant's trade and other receivables, be based on expected credit losses rather than incurred losses.
Registrant's allowance for doubtful accounts as of December 31, 2021 was developed based on the observed effects of the economic impact from the COVID-19 pandemic on GSWC's and BVESI's aging of utility customer accounts receivable, as well as economic data and other considerations that may impact customers' ability to pay their bills. However, the CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery. The allowance for doubtful accounts as of December 31, 2021 also reflects management's consideration of the December 2021 approval from the SWRCB for $9.5 million of relief funding for customers' unpaid water bills incurred during the pandemic. Pursuant to CPUC requirements, as of December 31, 2021, GSWC has reflected these relief funds as a reduction to its COVID-19 memorandum account, as well as a reduction to its estimated allowance for doubtful accounts. In January 2022, GSWC received the relief funds from the state of California, which are being applied to delinquent customers' eligible balances incurred during the COVID-19 pandemic. In February 2022, BVESI received $321,000 from the state of California for similar relief funding for unpaid electric bills incurred during the pandemic.
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
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2021, 2020 and 2019 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$5,316	$916	$951
Provision charged (1)	8,150	5,016	609
Accounts written off, net of recoveries (2)	(9,897)	(616)	(644)
Balance at end of year	$3,569	$5,316	$916

Allowance for doubtful accounts related to accounts receivable-customer	$3,516	$5,263	$857
Allowance for doubtful accounts related to other accounts receivable	53	53	59
Total allowance for doubtful accounts	$3,569	$5,316	$916
(1)    Includes amounts in excess of GSWC's and BVESI's respective revenue requirements incurred during the COVID-19 pandemic. These incremental amounts are recorded as regulatory assets.
(2)    Reflects consideration of government relief funds received in 2022 from the state of California for unpaid water and electric utility bills incurred during the pandemic. A total of $9.5 million and $321,000 was received in 2022 for unpaid water and electric utility bills, respectively.

	GSWC
	December 31,
(dollars in thousands)	2021	2020	2019
Balance at beginning of year	$4,960	$916	$951
Provision charged (3)	7,732	4,703	607
Balance transfer to BVESI (Note 20)	—	(79)	—
Accounts written off, net of recoveries (4)	(9,471)	(580)	(642)
Balance at end of year	$3,221	$4,960	$916

Allowance for doubtful accounts related to accounts receivable-customer	$3,168	$4,907	$857
Allowance for doubtful accounts related to other accounts receivable	53	53	59
Total allowance for doubtful accounts	$3,221	$4,960	$916
(3)    Includes amounts in excess of GSWC's revenue requirement incurred during the COVID-19 pandemic. This incremental amount was recorded as a regulatory asset.
(4)    Reflects consideration of government relief funds received in 2022 from the state of California for unpaid water utility bills incurred during the pandemic. A total of $9.5 million was received in January 2022 for unpaid water utility bills.
Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Taxes and Interest Paid:
Income taxes paid, net	$29,153	$13,684	$22,496	$21,428	$8,184	$17,206
Interest paid, net of capitalized interest	22,540	19,941	25,080	21,156	19,681	23,925

Non-Cash Transactions:
Accrued payables for investment in utility plant	32,855	27,861	23,736	30,656	25,633	23,736
Property installed by developers and conveyed	7,222	3,102	6,220	7,222	3,102	6,220
Transfer of electric segment net assets (net of cash) for BVESI common shares (Note 20)	—	—	—	—	71,324	—
Distribution of BVESI common shares to AWR parent (Note 20)	—	—	—	—	71,344	—

Note 20 — Completion of Electric Utility Reorganization Plan
On July 1, 2020, GSWC completed the transfer of approximately $71.3 million in net assets and equity (based on their recorded amounts) from its electric utility division to BVESI in exchange for common shares of BVESI of equal value. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2021 and 2020, are no longer included in GSWC's financial statements, but continue to be included in AWR's consolidated financial statements. GSWC's statement of income for 2020 includes the electric segment's results through June 30, 2020. The table below sets forth selected information relating to the electric segment's results of operations for 2021, and for the six month periods ended June 30, 2020 and December 31, 2020 (in thousands):

	Twelve months ended December 31, 2021	Six months ended June 30, 2020	Six months ended December 31, 2020	Twelve months ended December 31, 2020
	(Subsidiary of AWR)	(Division of GSWC)	(Subsidiary of AWR)
Electric revenues	$38,345	$18,647	$18,377	$37,024
Operating expenses	27,607	13,647	13,074	26,721
Operating income	10,738	5,000	5,303	10,303

Net income	$7,864	$3,408	$3,870	$7,278

The table below sets forth selected information relating to the electric segment's cash flows for 2021, as well as the six months ended December 31, 2020. Prior to July 1, 2020, the electric segment's cash flows were included in GSWC's cash flows.

	For the Twelve Months Ended December 31, 2021	Six Months Ended December 31, 2020
	(Subsidiary of AWR)	(Subsidiary of AWR)

Net cash provided from operating activities	$9,128	$1,887

Net cash used in investing activities (capital expenditures)	(19,859)	(9,339)

Net cash provided from financing activities (1)	10,827	7,799

Net change in cash and cash equivalents	96	347
Cash and cash equivalents, beginning of period	367	20
Cash and cash equivalents, end of period	$463	$367
(1)    BVESI has access to a $35.0 million revolving credit facility, which expires July 1, 2024. As of December 31, 2021, there was $31.0 million outstanding under this facility. Borrowings made under this facility support the electric segment's operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million, subject to bank approval.

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2021.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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
Securities Authorized for Issuance under Equity Compensation Plans:
AWR has made stock awards to its executive officers and managers under the 2008 and 2016 employee plans. It has also made stock awards to its non-employee directors under the 2003 and 2013 director plans. Information regarding the securities, which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2021. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by shareholders	151,540	N/A	1,150,988
Equity compensation plans not approved by shareholders	—	—	—
Total	151,540	N/A	1,150,988
____________________________

(1)Amount shown in this column consists of 29,427 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 100,430 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan, and 21,683 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.
(2)Amount shown in this column is for options granted only. As of December 31, 2021 there were no options outstanding.
(3)Amount shown in this column consists of 193,014 shares available under the 2003 directors plan, 111,482 shares available under the 2013 directors plan, and 846,492 shares available under the 2016 employee plan. The only shares that may be issued under the 2003 directors plan are pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units granted under the 2003 directors plan. No additional stock awards may be granted under the 2003 directors plan.

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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	117.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.
(b)    Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.9	Form of Indemnification Agreement for executive officers incorporated by reference to Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2006 (File No. 1-14431) (2)

10.10	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.11	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.12	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (1) (2)

10.13	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.14	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.15
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.16	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.17	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.18	Form of 2019 Performance Award Agreement incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on February 1, 2019 (2)

10.19	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.20	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.21
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.22	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.23	2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.24	Form of Award Agreement for the 2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.25	Contract for Professional Services effective July 10, 2021 incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 15, 2021 (2)

10.26	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.27	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.28	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.29	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		February 22, 2022
Anne M. Holloway
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 22, 2022
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 22, 2022
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/SARAH. J. ANDERSON		February 22, 2022
Sarah. J. Anderson
Director of AWR and GSWC

/s/ DIANA M. BONTÁ		February 22, 2022
Diana M. Bontá
Director of AWR and GSWC

/s/ STEVEN D. DAVIS		February 22, 2022
Steven D. Davis
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 22, 2022
John R. Fielder
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		February 22, 2022
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		February 22, 2022
C. James Levin
Director of AWR and GSWC

/s/ JANICE F. WILKINS		February 22, 2022
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
Assets

Cash and equivalents	$51	$441
Income taxes receivable	—	72
Intercompany note receivables	79,722	32,819
Total current assets	79,773	33,332

Investments in subsidiaries	774,751	716,627
Deferred taxes and other assets	9,620	9,757
Total assets	$864,144	$759,716

Liabilities and Capitalization

Income taxes payable	$1,765	$2,123
Other liabilities	309	272
Total current liabilities	2,074	2,395

Notes payable to bank	174,500	114,000
Deferred taxes and other liabilities	1,623	1,648
Total other liabilities	176,123	115,648

Common shareholders’ equity	685,947	641,673
Total capitalization	685,947	641,673

Total liabilities and capitalization	$864,144	$759,716

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	542	90	314
Income before equity in earnings of subsidiaries and income taxes	(542)	(90)	(314)

Equity in earnings of subsidiaries	94,808	86,307	83,947

Income before income taxes	94,266	86,217	83,633

Income tax benefit	(81)	(208)	(709)

Net income	$94,347	$86,425	$84,342

Weighted Average Number of Common Shares Outstanding	36,921	36,880	36,814
Basic Earnings Per Common Share	$2.55	$2.34	$2.28

Weighted Average Number of Diluted Common Shares Outstanding	37,010	36,995	36,964
Fully Diluted Earnings per Common Share	$2.55	$2.33	$2.28

Dividends Paid Per Common Share	1.40	1.28	1.16

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities	$36,799	$47,307	$40,459

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(46,000)	151,000	(107,500)
Increase in investment of subsidiary	—	(60,000)	—
Net cash (used) provided in investing activities	(46,000)	91,000	(107,500)

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	30	519
Net change in notes payable to banks	60,500	(91,000)	109,500
Proceeds from note payable to GSWC	(26,000)	(6,000)	—
Repayment of note payable to GSWC	26,000	6,000	—
Dividends paid	(51,689)	(47,206)	(42,702)
Net cash provided (used) in financing activities	8,811	(138,176)	67,317

Change in cash and equivalents	(390)	131	276
Cash and equivalents at beginning of period	441	310	34

Cash and equivalents at the end of period	$51	$441	$310

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
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $200.0 million revolving credit facility, which expires in May 2023. AWR (parent) borrows under this facility and provides funds to GSWC and ASUS in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as inter-company receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
In October 2020, AWR (parent) issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR (parent) may borrow from GSWC amounts up to $30 million for working capital purposes. AWR (parent) agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During 2021 and 2020, AWR borrowed and repaid a total of $26 million and $6 million, respectively, from GSWC under the terms of the note. As of December 31, 2021, there were no amounts outstanding under this note.
AWR (parent) guarantees performance of ASUS's military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.
Note 2 — Note Payable to Banks
AWR currently has access to a $200.0 million credit facility expiring in May 2023 in order to provide funds to GSWC and ASUS in support of their operations on terms that are similar to that of the credit facility. At December 31, 2021, there was $174.5 million outstanding under the credit facility.  The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit, for AWR and GSWC, in the aggregate amount of $455,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and LIBOR margins.  In March 2021, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also revised its rating outlook to negative from stable for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default).
AWR’s (parent) borrowing activities (excluding letters of credit) for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
(in thousands, except percent)	2021	2020
Balance Outstanding at December 31,	$174,500	$114,000
Interest Rate at December 31,	0.78%	1.19%
Average Amount Outstanding	139,926	160,495
Weighted Average Annual Interest Rate	0.91%	1.47%
Maximum Amount Outstanding	$174,500	$249,000
All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2021, 2020 and 2019, AWR was in compliance with these covenants. As of December 31, 2021, AWR had an interest coverage ratio of 8.21 times interest expense, a debt ratio of 0.47 to 1.00 and a debt rating of A+ by S&P.

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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amount of $38.3 million, $47.3 million and $42.7 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2021, 2020 and 2019, respectively.