Form 10-Q
period 2022-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2022-05-02
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2022

or

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
As of April 28, 2022, the number of Common Shares outstanding of American States Water Company was 36,955,756 shares. As of April 28, 2022, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2021 filed with the SEC. Please consider our forward-looking statements in light of these risks as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2022	December 31, 2021
Property, Plant and Equipment
Regulated utility plant, at cost	$2,205,801	$2,183,183
Non-utility property, at cost	37,268	37,085
Total	2,243,069	2,220,268
Less - Accumulated depreciation	(593,210)	(594,264)
Net property, plant and equipment	1,649,859	1,626,004

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	39,018	40,806
Total other property and investments	40,134	41,922

Current Assets
Cash and cash equivalents	10,126	4,963
Accounts receivable — customers (less allowance for doubtful accounts of $6,615 in 2022 and $3,516 in 2021)	23,353	34,416
Unbilled receivable	25,500	27,147
Receivable from the U.S. government (Note 2)	21,834	27,827
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	3,043	6,510
Income taxes receivable	45	236
Materials and supplies, at weighted average cost	11,943	12,163
Regulatory assets — current	9,054	8,897
Prepayments and other current assets	11,223	5,317
Unrealized gains on purchased power contracts	7,020	4,441
Contract assets (Note 2)	7,715	6,135
Total current assets	130,856	138,052

Other Assets
Unbilled revenue — receivable from U.S. government	8,867	9,671
Receivable from the U.S. government (Note 2)	50,610	51,991
Contract assets (Note 2)	4,856	3,452
Operating lease right-of-use assets	10,008	10,479
Regulatory assets	3,289	3,182
Other	15,453	16,230
Total other assets	93,083	95,005

Total Assets	$1,913,932	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2022	December 31, 2021
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,955,633 shares in 2022 and 36,936,285 shares in 2021	$259,284	$258,442
Earnings reinvested in the business	428,141	427,505
Total common shareholders’ equity	687,425	685,947
Long-term debt	412,150	412,176
Total capitalization	1,099,575	1,098,123

Current Liabilities
Notes payable to bank	32,000	31,000
Long-term debt — current	382	377
Accounts payable	67,490	65,902
Income taxes payable	2,879	4,662
Accrued other taxes	14,983	17,137
Accrued employee expenses	18,293	16,256
Accrued interest	6,320	4,545
Contract liabilities (Note 2)	210	257
Regulatory liabilities	3,642	1,896
Operating lease liabilities	1,991	2,044
Other	11,964	11,498
Total current liabilities	160,154	155,574

Other Credits
Notes payable to bank	189,500	174,500
Advances for construction	66,469	66,727
Contributions in aid of construction - net	146,186	147,482
Deferred income taxes	142,661	140,290
Regulatory liabilities	24,193	32,979
Unamortized investment tax credits	1,135	1,153
Accrued pension and other postretirement benefits	61,594	61,365
Operating lease liabilities	8,497	8,920
Other	13,968	13,870
Total other credits	654,203	647,286

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,913,932	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Operating Revenues
Water	$73,906	$75,029
Electric	11,892	11,539
Contracted services	22,772	30,492
Total operating revenues	108,570	117,060

Operating Expenses
Water purchased	17,848	15,239
Power purchased for pumping	2,374	2,145
Groundwater production assessment	4,211	4,440
Power purchased for resale	5,166	3,198
Supply cost balancing accounts	(6,343)	(2,427)
Other operation	8,667	8,217
Administrative and general	22,972	22,053
Depreciation and amortization	10,114	9,560
Maintenance	3,140	2,662
Property and other taxes	5,853	5,940
ASUS construction	10,203	15,704
Total operating expenses	84,205	86,731

Operating Income	24,365	30,329

Other Income and Expenses
Interest expense	(5,606)	(6,258)
Interest income	283	455
Other, net	(419)	656
Total other income and expenses, net	(5,742)	(5,147)

Income before income tax expense	18,623	25,182

Income tax expense	4,461	5,914

Net Income	$14,162	$19,268

Weighted Average Number of Common Shares Outstanding	36,944	36,898
Basic Earnings Per Common Share	$0.38	$0.52

Weighted Average Number of Diluted Shares	37,019	36,993
Fully Diluted Earnings Per Common Share	$0.38	$0.52

Dividends Paid Per Common Share	$0.365	$0.335

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Exercise of stock options and other issuances of Common Shares	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

	Three Months Ended March 31, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2020	36,889	$256,666	385,007	$641,673
Add:
Net income			19,268	19,268
Exercise of stock options and other issuances of Common Shares	24	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		813		813
Dividend equivalent rights on stock-based awards not paid in cash		49		49
Deduct:
Dividends on Common Shares			12,361	12,361
Dividend equivalent rights on stock-based awards not paid in cash			49	49
Balances at March 31, 2021	36,913	$257,528	$391,865	$649,393

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$14,162	$19,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,208	9,656
Provision for doubtful accounts	258	255
Deferred income taxes and investment tax credits	1,552	(343)
Stock-based compensation expense	1,905	1,930
Loss (gain) on investments held in a trust	1,653	(628)
Other — net	83	104
Changes in assets and liabilities:
Accounts receivable — customers	7,627	5,711
Unbilled receivable	2,451	3,161
Other accounts receivable	3,467	1,386
Receivables from the U.S. government	4,589	(1,015)
Materials and supplies	220	(132)
Prepayments and other assets	(4,584)	(4,026)
Contract assets	(199)	(3,763)
Regulatory assets	(5,713)	(3,493)
Accounts payable	341	(7,267)
Income taxes receivable/payable	(1,592)	(274)
Contract liabilities	(47)	(751)
Accrued pension and other postretirement benefits	71	1,796
Other liabilities	1,574	3,101
Net cash provided	38,026	24,676

Cash Flows From Investing Activities:
Capital expenditures	(35,170)	(37,093)
Other investing activities	121	113
Net cash used	(35,049)	(36,980)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,795	2,016
Refunds on advances for construction	(833)	(569)
Retirement or repayments of long-term debt	(103)	(99)
Net change in notes payable to banks	16,000	(5,200)
Dividends paid	(13,485)	(12,361)
Other financing activities	(1,188)	(1,269)
Net cash provided (used)	2,186	(17,482)
Net change in cash and cash equivalents	5,163	(29,786)
Cash and cash equivalents, beginning of period	4,963	36,737
Cash and cash equivalents, end of period	$10,126	$6,951

Non-cash transactions:
Accrued payables for investment in utility plant	$34,101	$28,700
Property installed by developers and conveyed	$130	$2,761

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2022	December 31, 2021
Utility Plant
Utility plant, at cost	$2,043,851	$2,022,417
Less - Accumulated depreciation	(520,186)	(522,672)
Net utility plant	1,523,665	1,499,745

Other Property and Investments	36,874	38,659

Current Assets
Cash and cash equivalents	4,677	525
Accounts receivable — customers (less allowance for doubtful accounts of $5,992 in 2022 and $3,168 in 2021)	21,244	31,870
Unbilled receivable	16,342	20,525
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	1,847	3,791
Materials and supplies, at average cost	4,587	5,384
Regulatory assets — current	9,054	8,897
Prepayments and other current assets	8,039	4,223
Total current assets	65,790	75,215

Other Assets
Operating lease right-of-use assets	9,977	10,439
Other	14,415	14,424
Total other assets	24,392	24,863
Total Assets	$1,650,721	$1,638,482

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2022	December 31, 2021
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2022 and 2021	$357,311	$356,530
Earnings reinvested in the business	254,184	259,156
Total common shareholder’s equity	611,495	615,686
Long-term debt	412,150	412,176
Total capitalization	1,023,645	1,027,862

Current Liabilities
Long-term debt — current	382	377
Accounts payable	55,296	50,627
Accrued other taxes	13,257	14,960
Accrued employee expenses	14,446	12,867
Accrued interest	5,980	4,210
Income taxes payable to Parent	1,181	2,972
Operating lease liabilities	1,977	2,029
Other	10,893	10,505
Total current liabilities	103,412	98,547

Other Credits
Intercompany payable to Parent	67,683	49,280
Advances for construction	66,449	66,707
Contributions in aid of construction — net	146,186	145,848
Deferred income taxes	134,349	132,314
Regulatory liabilities	24,193	32,979
Unamortized investment tax credits	1,135	1,153
Accrued pension and other postretirement benefits	61,364	61,170
Operating lease liabilities	8,479	8,891
Other	13,826	13,731
Total other credits	523,664	512,073

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,650,721	$1,638,482

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating Revenues
Water	$73,906	$75,029
Total operating revenues	73,906	75,029

Operating Expenses
Water purchased	17,848	15,239
Power purchased for pumping	2,374	2,145
Groundwater production assessment	4,211	4,440
Supply cost balancing accounts	(5,067)	(2,920)
Other operation	6,354	5,813
Administrative and general	15,596	14,435
Depreciation and amortization	8,545	8,062
Maintenance	2,156	1,740
Property and other taxes	4,890	5,016
Total operating expenses	56,907	53,970

Operating Income	16,999	21,059

Other Income and Expenses
Interest expense	(5,236)	(5,798)
Interest income	91	87
Other, net	(598)	651
Total other income and expenses, net	(5,743)	(5,060)

Income before income tax expense	11,256	15,999

Income tax expense	2,689	3,768

Net Income	$8,567	$12,231

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2021	170	$356,530	$259,156	$615,686
Add:
Net income			8,567	8,567
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		742		742
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at March 31, 2022	170	$357,311	$254,184	$611,495

	Three Months Ended March 31, 2021
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2020	170	$354,906	$228,392	$583,298
Add:
Net income			12,231	12,231
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		782		782
Dividend equivalent rights on stock-based awards not paid in cash		45		45
Deduct:
Dividends on Common Shares			12,400	12,400
Dividend equivalent rights on stock-based awards not paid in cash			45	45
Balances at March 31, 2021	170	$355,733	$228,178	$583,911

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$8,567	$12,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,610	8,126
Provision for doubtful accounts	222	221
Deferred income taxes and investment tax credits	1,305	(505)
Stock-based compensation expense	1,751	1,790
Loss (gain) on investments held in a trust	1,653	(628)
Other — net	84	83
Changes in assets and liabilities:
Accounts receivable — customers	7,499	6,033
Unbilled receivable	4,183	1,525
Other accounts receivable	1,944	1,463
Materials and supplies	797	(267)
Prepayments and other assets	(3,268)	(1,956)
Regulatory assets	(5,135)	(3,165)
Accounts payable	2,886	(5,674)
Intercompany receivable/payable	428	8
Income taxes receivable/payable from/to Parent	(1,791)	(391)
Accrued pension and other postretirement benefits	36	1,760
Other liabilities	1,494	2,145
Net cash provided	31,265	22,799

Cash Flows From Investing Activities:
Capital expenditures	(31,465)	(31,824)
Note receivable from AWR parent	—	(23,000)
Receipt of payment of note receivable from AWR parent	—	11,000
Other investing activities	117	109
Net cash used	(31,348)	(43,715)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,759	2,013
Refunds on advances for construction	(833)	(569)
Retirement or repayments of long-term debt	(103)	(99)
Net change in intercompany borrowings	18,000	—
Dividends paid	(13,500)	(12,400)
Other financing activities	(1,088)	(1,155)
Net cash provided (used)	4,235	(12,210)

Net change in cash and cash equivalents	4,152	(33,126)
Cash and cash equivalents, beginning of period	525	35,578
Cash and cash equivalents, end of period	$4,677	$2,452

Non-cash transactions:
Accrued payables for investment in utility plant	$32,439	$25,529
Property installed by developers and conveyed	$130	$2,761

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
 GSWC and BVESI are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 262,900 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2021 filed with the SEC.
Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVESI of approximately $794,000 and $799,000 during the three months ended March 31, 2022 and 2021, respectively. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.6 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively.

AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations.  On April 22, 2022, the credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million.  The amendment also changed the benchmark interest rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). This credit agreement expires in May 2023. Registrant does not believe the change in benchmark rates will have a material impact on its financing costs. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of March 31, 2022, there was $189.5 million outstanding under this facility. Registrant expects to issue long-term debt through GSWC prior to May 2023, and use the debt proceeds to pay off borrowings under this facility.
BVESI has a separate $35 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. As of March 31, 2022, there was $32.0 million outstanding under this facility. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15 million, subject to lender approval. Interest rates under this facility are generally based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of a benchmark rate such as LIBOR, the lender may replace LIBOR with a benchmark rate replacement such as SOFR. Registrant does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. Registrant does not have any other borrowings or debt indexed to LIBOR.
GSWC’s intercompany borrowing agreement with AWR and BVESI’s revolving credit facility are considered short-term debt arrangements by the CPUC. Both GSWC and BVESI have been authorized by the CPUC to borrow under these arrangements for a term of up to 24 months. Borrowings under these arrangements are, therefore, required to be fully paid off within a 24-month period. GSWC’s next pay-off period for its intercompany borrowings from AWR ends in May 2023, and BVESI’s pay-off period for its credit facility ends in July 2022. Accordingly, as of March 31, 2022, the $32.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet. On April 28, 2022, BVESI completed the issuance of $35 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032, and $17.5 million at a coupon rate of 4.949% due April 28, 2037. The covenant requirements under these notes are similar to the terms of BVESI's revolving credit facility. BVESI used the proceeds to pay down amounts outstanding under its credit facility, thus complying with the CPUC's 24-month rule.
COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. The Company continues to monitor the guidance provided by federal, state, and local health authorities and other government officials. Due to falling transmission rates in California and other variables, employees have begun returning to company offices.
The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. As of March 31, 2022, GSWC and BVESI had approximately $4.5 million and $576,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowances for doubtful accounts during the three months ended March 31, 2022. However, the CPUC's moratoriums on service disconnections for nonpayment for water and electric customers have ended, and service disconnections due to nonpayment for commercial customers have resumed. In accordance with Senate Bill 998 guidelines, service disconnections due to nonpayment for residential customers are set to resume in May 2022. Furthermore, in January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers' eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery in its next general rate case application expected to be filed in June 2022.
Accounting Pronouncements to Be Adopted in 2022:
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this Update require disclosures about transactions with a government such as government grants or assistance. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Registrant does not expect this guidance to have a material impact on Registrant's financial statement disclosures.
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
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Almost all of ASUS's revenues are from the U.S. government. For the three months ended March 31, 2022 and 2021, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollar in thousands)	2022	2021
Water:
Tariff-based revenues	$72,498	$74,288
Surcharges (cost-recovery activities)	549	534
Other	518	517
Water revenues from contracts with customers	73,565	75,339
WRAM under (over)-collection (alternative revenue program)	341	(310)
Total water revenues	73,906	75,029

Electric:
Tariff-based revenues	12,552	11,677
Surcharges (cost-recovery activities)	27	202
Electric revenues from contracts with customers	12,579	11,879
BRRAM over-collection (alternative revenue program)	(687)	(340)
Total electric revenues	11,892	11,539

Contracted services:
Water	13,546	18,883
Wastewater	9,226	11,609
Contracted services revenues from contracts with customers	22,772	30,492

Total AWR revenues	$108,570	$117,060
The opening and closing balances of ASUS's unbilled receivables, receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers were as follows:

(dollar in thousands)	March 31, 2022	December 31, 2021
Unbilled receivables	$16,378	$14,835
Receivable from the U.S. government	$72,444	$79,818
Contract assets	$12,571	$9,587
Contract liabilities	$210	$257
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

Revenues for the three months ended March 31, 2022 that were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three months ended March 31, 2022 from performance obligations satisfied in previous periods were not material.
As of March 31, 2022, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.3 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 33 to 46 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process; and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2022, GSWC and BVESI had approximately $63.1 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $76.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are expected to be refunded to customers, (ii) $5.8 million of regulatory liabilities are from flow-through deferred income taxes, (iii) $25.1 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) a $7.0 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	March 31, 2022	December 31, 2021
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$19,530	$13,326
Costs deferred for future recovery on Aerojet case	4,994	5,210
Pensions and other post-retirement obligations (Note 8)	24,975	25,212
COVID-19 memorandum accounts	4,471	1,663
Excess deferred income taxes	(72,765)	(73,000)
Flow-through taxes, net	(5,075)	(5,552)
Other regulatory assets	12,513	11,739
Various refunds to customers	(3,782)	(2,680)
Total GSWC	$(15,139)	$(24,082)
BVESI
Derivative unrealized gain (Note 5)	(7,020)	(4,441)
Other regulatory assets	15,683	13,916
Various refunds to customers	(9,016)	(8,189)
Total AWR	$(15,492)	$(22,796)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Registrant's Form 10-K for the year ended December 31, 2021 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2021.
Water General Rate Case:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022–2024. In November 2021, GSWC and the Public Advocates Office at the CPUC ("Public Advocates") filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022, and cumulative adjustments will be recorded in the quarter the new rates are approved by the CPUC.
Cost of Capital Proceeding:
GSWC filed a cost of capital application with the CPUC in May 2021. A final decision on this proceeding, once issued by the CPUC, is expected to have an effective date retroactive to January 1, 2022. The cost of debt of 5.1% requested in this application is lower than the cost of debt of 6.6% included in 2021 rates currently being billed to water customers, pending a final decision in the water general rate case. GSWC expects the impact of the new cost of capital, once approved by the CPUC, will include an adjustment of the cost of debt from 6.6% to approximately 5.1%. As a result, for the three months ended March 31, 2022, GSWC reduced revenues by $1.4 million to reflect the effect of this lower cost of debt and recorded a corresponding regulatory liability for revenues subject to refund. A proposed decision on the cost of capital proceeding is expected in the second half of 2022.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area, and bears interest at the current 90-day commercial paper rate.
During the three months ended March 31, 2022, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $8.8 million, based on 2021 authorized amounts, pending a final decision on the water general rate case. Once the CPUC issues a final decision on the general rate case, the WRAM and MCBA amounts recorded in 2022 will be updated to reflect the authorized 2022 amounts. In April 2022, surcharges were implemented to recover 2021 WRAM/MCBA under-collections. As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of March 31, 2022, there were no WRAM under-collections that were estimated to be collected over more than 24 months.
BVESI CEMA Regulatory Asset:
BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $448,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs. In May 2021, the CPUC issued a decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision allowed BVESI to file a new application on the issue of incrementality. BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement, and in October 2021 filed a new application to continue pursuing recovery. As a result, the costs in this CEMA account remain a regulatory asset at March 31, 2022 since the Company continues to believe the incremental costs were properly tracked and included in the CEMA account and, therefore, are probable of recovery. If BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings from the write-off of this CEMA regulatory asset of approximately $448,000. Hearings on this matter are scheduled for May 2022.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which they have received or expect to receive rate recovery in the future. These regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the regulatory asset to the amount that is probable of recovery.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$14,162	$19,268
Less: (a) Distributed earnings to common shareholders	13,485	12,361
Distributed earnings to participating securities	31	37
Undistributed earnings	646	6,870

(b) Undistributed earnings allocated to common shareholders	644	6,850
Undistributed earnings allocated to participating securities	2	20
Total income available to common shareholders, basic (a)+(b)	$14,129	$19,211

Weighted average Common Shares outstanding, basic	36,944	36,898
Basic earnings per Common Share	$0.38	$0.52

Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of March 31, 2022 and 2021 under these plans. At March 31, 2022 and 2021, there were 96,586 and 120,973 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Common shareholders earnings, basic	$14,129	$19,211
Undistributed earnings for dilutive stock-based awards	2	20
Total common shareholders earnings, diluted	$14,131	$19,231

Weighted average common shares outstanding, basic	36,944	36,898
Stock-based compensation (1)	75	95
Weighted average common shares outstanding, diluted	37,019	36,993

Diluted earnings per Common Share	$0.38	$0.52

(1)     All of the 96,586 and 120,973 restricted stock units at March 31, 2022 and 2021, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, AWR issued 19,348 common shares related to restricted stock units. During the three months ended March 31, 2021, AWR issued 23,914 common shares related to restricted stock units under Registrant’s stock incentive plans for employees and the non-employee directors' plans.

During the three months ended March 31, 2022 and 2021, AWR paid $1.2 million and $1.3 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the three months ended March 31, 2022 and 2021, GSWC paid $1.1 million and $1.2 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2022 and 2021, AWR paid quarterly dividends of approximately $13.5 million, or $0.365 per share, and $12.4 million, or $0.335 per share, respectively. During the three months ended March 31, 2022, GSWC paid dividends of $13.5 million and $12.4 million, respectively, to AWR during these periods.
Note 5 — Derivative Instruments
BVESI purchases power under long-term contracts at a fixed cost depending on the amount of power and the period during which the power may be purchased under such contracts.  These contracts provide power at a fixed cost over approximately three- and five-year terms.
BVESI's purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact AWR’s earnings. As of March 31, 2022, there was a $7.0 million unrealized gain recorded as a regulatory liability in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2022 was 311,163 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three months ended March 31, 2022 and 2021. The changes in fair value during the three months ended March 31, 2022 and 2021were due to an increase in energy prices.

	For The Three Months Ended March 31,
(dollars in thousands)	2022	2021
Fair value at beginning of the period	$4,441	$(1,537)
Unrealized gains on purchased power contracts	2,579	2,761
Fair value at end of the period	$7,020	$1,224

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for Registrant's supplemental executive retirement plan ("SERP") are measured at fair value and totaled $29.8 million as of March 31, 2022. All equity investments in the Rabbi Trust are Level 1 (as described in Note 5) investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by GSWC. The fair values as of March 31, 2022 and December 31, 2021 were determined using rates for similar financial instruments of the same duration utilizing Level 2 (as described in Note 5) methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (1)	$415,685	$450,975	$415,788	$490,852
___________________
(1) Excluding debt issuance costs.

Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 24.0% and 23.5% for the three months ended March 31, 2022 and 2021, respectively. GSWC's ETR was 23.9% and 23.6% for the three months ended March 31, 2022 and 2021, respectively.
The AWR and GSWC effective tax rates differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three months ended March 31, 2022 and 2021; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2022 and 2021 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$1,480	$1,625	$33	$40	$298	$348
Interest cost	1,844	1,712	16	31	256	229
Expected return on plan assets	(3,292)	(3,134)	(147)	(134)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	—	993	(412)	(287)	145	419
Net periodic benefits costs under accounting standards	141	1,305	(510)	(350)	699	996
Regulatory adjustment - deferred	—	(351)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$141	$954	$(510)	$(350)	$699	$996

For the pension plan obligation, Registrant used a discount rate of 2.89% as of December 31, 2021 to determine the projected benefit obligation (“PBO”) of $259.8 million. Discount rates as of March 31, 2022 are approximately 89-basis points higher than those used as of December 31, 2021 based on recent changes in market interest-rate conditions. An 89-basis point increase in the assumed discount rate would have decreased the PBO as of December 31, 2021 by approximately 12% or $30.4 million. In 2022, Registrant expects to contribute approximately $3.1 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expense in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.
During the three months ended March 31, 2022, GSWC's actual pension expense was lower than the amounts included in water customer rates. During the three months ended March 31, 2021, GSWC's actual pension expense was higher than the amounts included in water customer rates by $351,000. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of March 31, 2022, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $134,000 and $372,000, respectively, included as part of regulatory assets and liabilities (Note 3).
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
As of March 31, 2022, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2022, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills, and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
Other Litigation:
Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages. Registrant does not believe the outcome from any currently pending suits or administrative proceedings will have a material effect on Registrant's consolidated results of operations, financial position, or cash flows.
Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, note payables to its subsidiaries and deferred taxes.
All of GSWC's and BVESI's business activities are conducted in California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Each of ASUS’s wholly owned subsidiaries is regulated, if applicable, by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Three Months Ended March 31, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$73,906	$11,892	$22,772	$—	$108,570
Operating income (loss)	16,999	3,598	3,770	(2)	24,365
Interest expense, net	5,145	113	(135)	200	5,323
Net property, plant and equipment	1,523,665	107,114	19,080	—	1,649,859
Depreciation and amortization expense (1)	8,545	654	915	—	10,114
Income tax expense (benefit)	2,689	952	944	(124)	4,461
Capital additions	31,465	3,468	237	—	35,170

	As Of And For The Three Months Ended March 31, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$75,029	$11,539	$30,492	$—	$117,060
Operating income (loss)	21,059	3,448	5,824	(2)	30,329
Interest expense, net	5,711	86	(229)	235	5,803
Net property, plant and equipment	1,426,175	94,346	21,902	—	1,542,423
Depreciation and amortization expense (1)	8,062	639	859	—	9,560
Income tax expense (benefit)	3,768	884	1,391	(129)	5,914
Capital additions	31,824	4,782	487	—	37,093
(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $94,000 and $95,000 for the three months ended March 31, 2022 and 2021, respectively.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2022	2021
Total net property, plant and equipment	1,649,859	$1,542,423
Other assets	264,073	250,398
Total consolidated assets	$1,913,932	$1,792,821

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
Registrant believes that the disclosure of earnings per share by business segment provides investors with clarity surrounding the performance of its segments. Registrant reviews this measurement regularly and compares it to historical periods and to its operating budget. However, this measure, which is not presented in accordance with GAAP, may not be comparable to similarly titled measures used by other enterprises and should not be considered as an alternative to earnings per share, which is determined in accordance with GAAP. A reconciliation to AWR’s consolidated diluted earnings per share is included in the discussion under the section titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2021 filed with the SEC.
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2022–2024:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022–2024. In November 2021, GSWC and the Public Advocates Office at the CPUC ("Public Advocates") filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle. The settlement also authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have recently been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022. Advice letter projects are filed for revenue recovery only when the projects are completed. Excluding the advice letter project revenues, the amounts included in the settlement agreement would increase the 2022 adopted revenues by approximately $30.3 million as compared to the 2021 adopted revenues, and increase the 2022 adopted supply costs by $9.7 million as compared to the 2021 adopted supply costs. The settlement agreement also allows for potential additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values.
The three remaining unresolved issues relate to GSWC's requests for: (i) a medical cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC's customer service areas. GSWC and Public Advocates have filed briefs with the CPUC on these unsettled issues. A proposed decision is expected in mid-2022, and would address the three unresolved issues along with the settlement agreement filed by GSWC and Public Advocates. Pending a final decision on this general rate case application, GSWC filed with the CPUC for interim rates, which will make new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter the new rates are approved by the CPUC.

Final Decision in the First Phase of the Low-Income Affordability Rulemaking:
In August 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. This decision also addressed other issues, including the discontinued use of the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account ("MCBA"). The MCBA is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account. For GSWC, the discontinuance of the WRAM and MCBA accounts would be effective for the year 2025 and onward.
Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than, or more than, full recovery of its authorized revenue and supply costs. In October 2020, GSWC, certain other California water utilities, and the California Water Association filed separate applications for rehearing on this matter. Due to the delay in the CPUC issuing a decision on any of these applications for rehearing, GSWC filed a petition for writ of review to the California Supreme Court in May 2021, requesting the Court to review the CPUC's final decision on this matter. The CPUC requested that the Court hold GSWC’s request in abeyance until such time as the CPUC acts on the pending request for rehearing. In September 2021, the CPUC issued a decision denying all the October 2020 applications for rehearing. In October 2021, GSWC re-filed its writ of review to the California Supreme Court, requesting the Court to review the CPUC's final decision on this matter. Certain other California water utilities, and the California Water Association also filed separate writs of review with the Court. On January 28, 2022, the CPUC served its response to GSWC’s and the other parties' petitions including requesting the Court to deny the requests. On March 28, 2022, GSWC and the other parties filed a reply to the CPUC's January 2022 filing with the California Supreme Court. The Court has not yet determined whether it will review the CPUC's August 2020 decision. Management cannot currently predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. The final decision requires that amounts tracked in GSWC's COVID-19 Catastrophic Event Memorandum Account ("CEMA") account for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. In January 2022, GSWC received $9.5 million of relief funding from the state of California for customers' unpaid water bills incurred during the pandemic, which it applied to its delinquent customers' eligible balances as discussed later under the section titled COVID-19. In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision. In March 2022, the California Water Association filed a petition for writ of review to the California Supreme Court, urging the Court to review the CPUC's final decision on the second phase of the Low-Income Affordability Rulemaking. The Court has granted a CPUC request to hold the California Water Association’s petition until such time as the CPUC acts on the pending applications for rehearing. Management cannot currently predict the final outcome of this matter.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 requesting a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, an embedded cost of debt of 5.1%, and a return on rate base of 8.18%. A final decision on this proceeding, once issued by the CPUC, is expected to have an effective date retroactive to January 1, 2022. The cost of debt of 5.1% requested in this application is lower than the cost of debt of 6.6% included in 2021 rates currently being billed to water customers, pending a final decision in the water general rate case. GSWC expects the impact of the new cost of capital, once approved by the CPUC, will include an adjustment of the cost of debt from 6.6% to approximately 5.1%. As a result, for the three months ended March 31, 2022, GSWC reduced revenues by $1.4 million to reflect the effect of revenues subject to refund from this lower cost of debt. The lower cost of debt of 5.1% is expected to lower 2022 adopted water revenues by approximately $7.5 million, or $0.15 per share, as compared to 2021 adopted water revenues at the cost of debt of 6.6%. At this time, management cannot predict the outcome of the other items in the cost of capital application. Hearings on this proceeding are scheduled for the second quarter of 2022. A proposed decision on this proceeding is expected in the second half of 2022.
Electric Segment:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) allows the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iii) increased the adopted electric revenues by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019–2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and a debt cost that are consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. BVESI intends to file its next general rate case application in June 2022 to set new rates for the years 2023 through 2026.
Contracted Services Segment:
ASUS's revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to 50-year firm fixed-price contracts. The contract price for each of these 50-year contracts is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors.
COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. The Company continues to monitor the guidance provided by federal, state, and local health authorities and other government officials. Due to falling transmission rates in California and other variables, employees that have been telecommuting due to COVID-19 have begun returning to company offices.
GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts during the three months ended March 31, 2022. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. As of March 31, 2022, GSWC and BVESI had approximately $4.5 million and $576,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
The CPUC's moratoriums on service disconnections for nonpayment for water and electric customers have ended, and service disconnections due to non-payment for commercial customers have resumed. In accordance with Senate Bill 998 guidelines, service disconnections due to non-payment for residential customers are set to resume in May of 2022. Furthermore, in January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers' eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery in its next general rate case application expected to be filed in June 2022.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2022	3/31/2021	CHANGE
Water	$0.23	$0.33	$(0.10)
Electric	0.07	0.07	—
Contracted services	0.08	0.12	(0.04)
Consolidated fully diluted earnings per share, as reported	$0.38	$0.52	$(0.14)
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the three months ended March 31, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q1 2022	Q1 2021	Q1 2022	Q1 2021	Q1 2022	Q1 2021	Q1 2022	Q1 2021	Q1 2022	Q1 2021
Operating income (Note 10)	$16,999	$21,059	$3,598	$3,448	$3,770	$5,824	$(2)	$(2)	$24,365	$30,329
Other income and expense	5,743	5,060	(30)	40	(171)	(188)	200	235	5,742	5,147
Income tax expense (benefit)	2,689	3,768	952	884	944	1,391	(124)	(129)	4,461	5,914
Net income	$8,567	$12,231	$2,676	$2,524	$2,997	$4,621	$(78)	$(108)	$14,162	$19,268
Weighted Average Number of Diluted Shares	37,019	36,993	37,019	36,993	37,019	36,993	37,019	36,993	37,019	36,993
Diluted earnings per share	$0.23	$0.33	$0.07	$0.07	$0.08	$0.12	$—	$—	$0.38	$0.52
Water Segment:
For the three months ended March 31, 2022, diluted earnings from the water utility segment were $0.23 per share, as compared to $0.33 per share for the same period in 2021, a decrease of $0.10 per share. Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, water revenues billed and recorded for the first quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter the new rates are approved by the CPUC. Had new rates been approved and implemented on January 1, 2022 consistent with the settlement agreement between GSWC and Public Advocates, GSWC would have recorded additional revenues of approximately $6.3 million, or $0.12 per share, and additional water supply costs of approximately $1.6 million, or $0.03 per share, for the first quarter of 2022. Furthermore, for the three months ended March 31, 2022, GSWC recorded a reduction to revenues of $1.4 million, or $0.03 per share, to reflect revenues subject to refund from the estimated impact of a lower cost of debt of approximately 5.1% included in GSWC's pending cost of capital proceeding, as compared to a 6.6% cost of debt in rates currently billed to water customers. A final decision on the cost of capital application, once issued by the CPUC, is expected to have an effective date retroactive to January 1, 2022.
In addition, included in the results for the first quarter of 2022 were losses of $1.7 million, or approximately $0.03 per share, on investments held to fund one of the Company's retirement plans, as compared to gains of $628,000, or approximately $0.01 per share, for the same period in 2021, largely due to volatility in the financial markets. Excluding the gains and losses on investments from both periods, adjusted diluted earnings at the water segment for the first quarter of 2022 were $0.26 per share, as compared to adjusted earnings of $0.32 per share for the first quarter of 2021, an adjusted decrease of $0.06 per share due to the following items:
•A decrease in water operating revenues of $1.1 million largely as a result of the lower cost of debt included in the pending May 2021 cost of capital application as previously discussed. Furthermore, water revenues billed and recorded for the first quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.
•An increase in water supply costs of $462,000, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the first quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.

•An overall increase in operating expenses of $1.8 million (excluding supply costs and fluctuations in pension costs which, due to a CPUC-authorized pension balancing account, have no impact to earnings), which negatively impacted earnings and was mainly due to increases in water treatment costs, conservation spending, insurance, depreciation and maintenance expenses.
•A decrease in interest expense (net of interest income) of $566,000 resulting from lower overall borrowing rates due to the early redemption of GSWC's 9.56% private placement notes in the amount of $28 million in May 2021, partially offset by an overall increase in total borrowing levels to support, among other things, GSWC’s capital expenditures program.
•An increase in the effective income tax rate, which negatively impacted net earnings at the water segment. The increase resulted primarily from changes in certain flow-through taxes and permanent items. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment were $0.07 per share for the three months ended March 31, 2022 and 2021. An increase in electric operating revenues was offset by higher operating expenses.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.04 per share for the first quarter of 2022 as compared to the same period in 2021, largely due to a decrease in construction activity primarily due to timing differences, partially offset by an increase in management fees, as well as lower overall operating expenses. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2022 year.
The following discussion and analysis for the three months ended March 31, 2022 and 2021 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$73,906	$75,029	$(1,123)	(1.5)%
Electric	11,892	11,539	353	3.1%
Contracted services	22,772	30,492	(7,720)	(25.3)%
Total operating revenues	108,570	117,060	(8,490)	(7.3)%

OPERATING EXPENSES
Water purchased	17,848	15,239	2,609	17.1%
Power purchased for pumping	2,374	2,145	229	10.7%
Groundwater production assessment	4,211	4,440	(229)	(5.2)%
Power purchased for resale	5,166	3,198	1,968	61.5%
Supply cost balancing accounts	(6,343)	(2,427)	(3,916)	161.4%
Other operation	8,667	8,217	450	5.5%
Administrative and general	22,972	22,053	919	4.2%
Depreciation and amortization	10,114	9,560	554	5.8%
Maintenance	3,140	2,662	478	18.0%
Property and other taxes	5,853	5,940	(87)	(1.5)%
ASUS construction	10,203	15,704	(5,501)	(35.0)%
Total operating expenses	84,205	86,731	(2,526)	(2.9)%

OPERATING INCOME	24,365	30,329	(5,964)	(19.7)%

OTHER INCOME AND EXPENSES
Interest expense	(5,606)	(6,258)	652	(10.4)%
Interest income	283	455	(172)	(37.8)%
Other, net	(419)	656	(1,075)	(163.9)%
	(5,742)	(5,147)	(595)	11.6%

INCOME BEFORE INCOME TAX EXPENSE	18,623	25,182	(6,559)	(26.0)%

Income tax expense	4,461	5,914	(1,453)	(24.6)%

NET INCOME	$14,162	$19,268	$(5,106)	(26.5)%

Basic earnings per Common Share	$0.38	$0.52	$(0.14)	(26.9)%

Fully diluted earnings per Common Share	$0.38	$0.52	$(0.14)	(26.9)%

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
Water
For the three months ended March 31, 2022, revenues from water operations decreased by $1.1 million to $73.9 million as compared to the same period in 2021 as a result of the lower cost of debt included in the pending May 2021 cost of capital application. Once a final decision is issued by the CPUC, the updated cost capital is expected to have a lower cost of debt than that which is included in 2021 rates, resulting in a decrease in revenues. Furthermore, due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the first quarter of 2022 were based on 2021 adopted rates, pending a CPUC final decision in this general rate case application.
Billed water consumption for the first quarter of 2022 was slightly lower as compared to the same period in 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking eliminates the continued use of the WRAM for GSWC beginning in the year 2025.
Electric
Electric revenues for the first quarter of 2022 increased by $353,000 to $11.9 million as a result of new CPUC-approved electric rates effective January 1, 2022. Electric usage during the first quarter of 2022 increased 7% as compared to the same period in 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  During the first quarter of 2022, revenues from contracted services decreased $7.7 million to $22.8 million as compared to $30.5 million for the same period in 2021. The decrease was due to lower construction activity resulting from timing differences of when such work was performed as compared to the first quarter of 2021, partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 27.6% and 26.1% of total operating expenses for the three months ended March 31, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended March 31, 2022 and 2021 were approximately 48% and 43%, respectively, as compared to the authorized adopted percentages of 30.3% for the three months ended March 31, 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the first quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in this general rate case application.
Under the CPUC-approved Modified Cost Balancing Account ("MCBA"), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking, which eliminates the continued use of the WRAM, will also eliminate the MCBA for GSWC beginning in the year 2025.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended March 31, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	CHANGE	CHANGE
Water purchased	$17,848	$15,239	$2,609	17.1%
Power purchased for pumping	2,374	2,145	229	10.7%
Groundwater production assessment	4,211	4,440	(229)	-5.2%
Water supply cost balancing accounts *	(5,067)	(2,920)	(2,147)	73.5%
Total water supply costs	$19,366	$18,904	$462	2.4%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,343,000) and $(2,427,000) for the three months ended March 31, 2022 and 2021, respectively.
Purchased water costs for the first quarter of 2022 increased to $17.8 million as compared to $15.2 million for the same period in 2021 primarily due to the higher mix of purchased water as compared to pumped water, and an increase in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates incurred for pumping. Groundwater production assessments decreased due to a higher amount of purchased water versus pumped water as compared to the three months ended March 31, 2021.
For the three months ended March 31, 2022, the water supply cost balancing account had a $5.1 million under-collection as compared to a $2.9 million under-collection during the same period in 2021. This variance was due to higher costs related to purchased water, partially offset by rate increases for certain rate-making areas to specifically cover increases in supply costs experienced in these areas.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended March 31, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	CHANGE	CHANGE
Power purchased for resale	$5,166	$3,198	$1,968	61.5%
Electric supply cost balancing account *	(1,276)	493	(1,769)	-358.8%
Total electric supply costs	$3,890	$3,691	$199	5.4%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,343,000) and $(2,427,000) for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, the cost of power purchased for resale to BVESI's electric customers increased to $5.2 million as compared to $3.2 million during the same period in 2021 due to a higher average price per megawatt-hour, as well as higher customer usage. The average price per megawatt-hour, including fixed costs, increased from $76.14 for the three months ended March 31, 2021 to $141.21 for the same period in 2022.  The under-collection in the electric supply cost balancing account as compared to an over-collection during the three months ended March 31, 2021 was due to the increase in energy prices experienced since the first quarter of 2021.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices, as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended March 31, 2022 and 2021, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$6,354	$5,813	$541	9.3%
Electric Services	876	771	105	13.6%
Contracted Services	1,437	1,633	(196)	(12.0)%
Total other operation	$8,667	$8,217	$450	5.5%
For the three months ended March 31, 2022, the $541,000 increase in other operation expenses at the water segment was due primarily to higher water treatment and conservation costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$15,596	$14,435	$1,161	8.0%
Electric Services	2,166	2,429	(263)	(10.8)%
Contracted Services	5,208	5,187	21	0.4%
AWR (parent)	2	2	—	—%
Total administrative and general	$22,972	$22,053	$919	4.2%
Administrative and general expenses increased at the water segment largely due to increases in labor and employee-related benefits including the service cost component of GSWC's defined benefit pension and other retirement plans. As a result of GSWC's two-way pension balancing account authorized by the CPUC, increases in pension costs are fully recovered in customer rates; thus having no material impact to earnings. There was also an increase in insurance costs.
Administrative and general expenses decreased at the electric segment largely due to a decrease of $175,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings.
Depreciation and Amortization
For the three months ended March 31, 2022 and 2021, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$8,545	$8,062	$483	6.0%
Electric Services	654	639	15	2.3%
Contracted Services	915	859	56	6.5%
Total depreciation and amortization	$10,114	$9,560	$554	5.8%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the first quarter of 2021.

Maintenance
For the three months ended March 31, 2022 and 2021, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$2,156	$1,740	$416	23.9%
Electric Services	250	208	42	20.2%
Contracted Services	734	714	20	2.8%
Total maintenance	$3,140	$2,662	$478	18.0%
Maintenance expense increased at the water segment due to higher unplanned and planned maintenance incurred as compared to the same period in 2021.
Property and Other Taxes
For the three months ended March 31, 2022 and 2021, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$4,890	$5,016	$(126)	(2.5)%
Electric Services	458	353	105	29.7%
Contracted Services	505	571	(66)	(11.6)%
Total property and other taxes	$5,853	$5,940	$(87)	(1.5)%
ASUS Construction
For the three months ended March 31, 2022, construction expenses for contracted services were $10.2 million, decreasing $5.5 million compared to the same period in 2021 primarily due to timing differences in construction activity.
Interest Expense
For the three months ended March 31, 2022 and 2021, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$5,236	$5,798	$(562)	(9.7)%
Electric Services	112	116	(4)	(3.4)%
Contracted Services	62	109	(47)	(43.1)%
AWR (parent)	196	235	(39)	(16.6)%
Total interest expense	$5,606	$6,258	$(652)	(10.4)%
Registrant's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC. Consolidated interest expense decreased as compared to the same period in 2021 primarily as a result of the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million. This was partially offset by an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities.

Interest Income
For the three months ended March 31, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$91	$87	$4	4.6%
Electric Services	(1)	30	(31)	(103.3)%
Contracted Services	197	338	(141)	(41.7)%
AWR (parent)	(4)	—	(4)	N/A
Total interest income	$283	$455	$(172)	(37.8)%
The overall decrease in interest income was mainly due to lower interest income recognized on certain construction projects at the contracted services segment as compared to the first quarter of 2021.
Other Income and (Expense), net
For the three months ended March 31, 2022 and 2021, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$(598)	$651	$(1,249)	(191.9)%
Electric Services	143	46	97	210.9%
Contracted Services	36	(41)	77	(187.8)%
Total other income and (expense), net	$(419)	$656	$(1,075)	(163.9)%
For the three months ended March 31, 2022, other income (net of other expense) decreased mostly as a result of losses incurred on investments held to fund one of Registrant's retirement plans as compared to gains generated during the same period in 2021 due to volatility in the financial markets. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to Registrant's defined benefit pension plans and other retirement benefits. However, as a result of GSWC's and BVESI's two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs have no material impact to earnings.
Income Tax Expense
For the three months ended March 31, 2022 and 2021, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ CHANGE	% CHANGE
Water Services	$2,689	$3,768	$(1,079)	(28.6)%
Electric Services	952	884	68	7.7%
Contracted Services	944	1,391	(447)	(32.1)%
AWR (parent)	(124)	(129)	5	(3.9)%
Total income tax expense	$4,461	$5,914	$(1,453)	(24.6)%
Consolidated income tax expense for the three months ended March 31, 2022 decreased by $1.5 million primarily due to a decrease in pretax income as compared to the same period in 2021. AWR's overall effective income tax rate ("ETR") was 24.0% and 23.5% for the three months ended March 31, 2022 and 2021, respectively. GSWC's ETR was 23.9% and 23.6% for the three months ended March 31, 2022 and 2021, respectively.
For a comparison of the financial results for the first quarter of 2021 to 2020, see “Consolidated Results of Operations-Three Months Ended March 31, 2021 and March 31, 2020” in Registrant’s Form 10-Q for the period ended March 31, 2021 filed with the SEC.

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
The critical accounting policies used in the preparation of the Registrants' financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $611.5 million was available for GSWC to pay dividends to AWR on March 31, 2022. Approximately $73.4 million was available for BVESI to pay dividends to AWR as of March 31, 2022. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, Registrant obtains funds from external sources through the capital markets, as well as from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations.  On April 22, 2022, the credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). This credit agreement expires in May 2023. Registrant does not believe the change in benchmark rates will have a material impact on its financing costs. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. As of March 31, 2022, there was $189.5 million outstanding under this facility. Registrant expects to issue long-term debt through GSWC prior to May 2023, and use the debt proceeds to pay off borrowings under this facility.
BVESI has a separate $35 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by one year to July 1, 2024. As of March 31, 2022, there was $32.0 million outstanding under this facility. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15 million, subject to lender approval. Interest rates under this facility are generally based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of a benchmark rate such as LIBOR, the lender may replace LIBOR with a benchmark interest rate such as SOFR. Registrant does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. Registrant does not have any other borrowings or debt indexed to LIBOR.
The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. The next 24-month period in which BVESI is required to pay off its borrowings from the facility ends in July 2022. Accordingly, the $32.0 million outstanding under BVESI's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of March 31, 2022. On April 28, 2022, BVESI completed the issuance of $35 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032, and $17.5 million at a coupon rate of 4.949% due April 28, 2037. BVESI used the proceeds to pay down amounts outstanding under its credit facility, thus complying with the CPUC's 24-month rule. Interest on these notes is payable semiannually.

GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts during the three months ended March 31, 2022. However, the moratoriums on service disconnections for nonpayment for water and electric customers have ended, and service disconnections due to nonpayment for commercial customers have resumed. In accordance with Senate Bill 998 guidelines, water service disconnections due to nonpayment for residential customers are set to resume in May of 2022. Furthermore, in January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers' eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On April 28, 2022, AWR's Board of Directors approved a second quarter dividend of $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 1, 2022 to shareholders of record at the close of business on May 16, 2022. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 67 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
Registrant's current liabilities may at times exceed its current assets. Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. Registrant’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the impact of the COVID-19 pandemic on its customers' ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies.
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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes.  Cash generated by operations varies during the year. Net cash provided by operating activities of Registrant was $38.0 million for the first three months ended March 31, 2022 as compared to $24.7 million for the same period in 2021.  During the first quarter of 2022, GSWC and BVESI received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of vendor payments as compared to the first three months of 2021, as well as differences in the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities. The delay in the water general rate case has negatively affected cash flows from operating activities, as year-to-date billed revenues have been based on 2021's adopted customer rates.
Cash Flows from Investing Activities:
Net cash used in investing activities was $35.0 million for the three months ended March 31, 2022 as compared to $37.0 million for the same period in 2021. Registrant invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. Registrant’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects.
During 2022, the regulated utilities' company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply chain issues or the continued effects of the COVID-19 pandemic. Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2022 as compared to cash used of $17.5 million during the same period in 2021. During the three months ended March 31, 2022, AWR had a net increase in borrowings on its credit facility of $16.0 million. During the three months ended March 31, 2021, AWR had a net decrease in borrowings on its credit facility of $5.2 million.
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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. In addition, AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. This credit facility expires in May 2023. However, the CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023. GSWC intends to issue long term debt prior to May 2023, and use the proceeds to pay off its intercompany borrowings to be in compliance with this CPUC requirement. As of March 31, 2022, GSWC had outstanding intercompany borrowings from AWR of approximately $67.7 million.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $31.3 million for the three months ended March 31, 2022 as compared to $22.8 million for the same period in 2021.  During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of vendor payments as compared to the first three months of 2021. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities. The delay in the water general rate case has negatively affected cash flows from operating activities, as year-to-date billed revenues have been based on 2021's adopted customer rates.
Cash Flows from Investing Activities:
Net cash used in investing activities was $31.3 million for the three months ended March 31, 2022 as compared to $43.7 million for the same period in 2021. Capital expenditures for the three months ended March 31, 2022 totaled $31.5 million as compared to $31.8 million during the same period in 2021.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During the first three months of 2021, AWR borrowed $23 million from GSWC, and repaid $11 million to GSWC under the terms of the note.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2022 as compared to $12.2 million of net cash used for the same period in 2021.  During the three months ended March 31, 2022, GSWC had an increase in net intercompany borrowings of $18.0 million from AWR parent. During the three months ended March 31, 2021, GSWC did not have any intercompany borrowings from AWR. The CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023.

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
On April 28, 2022, Registrant's electric segment issued $35 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032, and $17.5 million at a coupon rate of 4.949% due April 28, 2037. Interest on these notes is payable semiannually.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section of the Registrant’s Form 10-K for the year ended December 31, 2021 filed with the SEC for a detailed discussion of contractual obligations and other commitments.
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
Water Segment:
Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. GSWC has a pending general rate case that will determine new water rates for the years 2022–2024. In November 2021, GSWC and Public Advocates filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. Among other things, the settlement authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have recently been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022.

A proposed decision on the pending general rate case is expected in mid-2022. Pending a final decision on this general rate case, GSWC filed with the CPUC for interim rates, which will make new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first three months of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter the new rates are approved by the CPUC.
Electric Segment:
Changes in Rates
In August 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases adopted revenues by $1.0 million for 2022. BVESI is expected to file its next general rate case application in June 2022 to determine new rates for the years 2023–2026.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The August 2019 final decision also authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved account for future recovery. As of March 31, 2022, BVESI has approximately $6.3 million in incremental vegetation management costs recorded as a regulatory asset. BVESI will seek future recovery of the costs accumulated in this memorandum account in its next general rate case filing.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission. As of March 31, 2022, BVESI has approximately $3.0 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through March 31, 2022 as a result of BVESI's WMPs are not currently in rates and are expected to be filed for future recovery in BVESI's next general rate case application.
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
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of other regulatory matters.

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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). GSWC works proactively with third parties and governmental agencies to address issues relating to known contamination threatening GSWC water sources. GSWC also incurs operating costs for testing to determine the levels, if any, of the constituents in its sources of supply, and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, as well as to meet future water quality standards and consumer expectations. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.
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
Lead and Copper Rule Revisions:
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under an executive order, which will go into effect effective immediately with a compliance date of October 16, 2024. Additionally, the EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (LCRI) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of environmental matters applicable to GSWC and ASUS and its subsidiaries.
Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2021.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (gpcd) until 2025, at which time the standard may be reduced to 52.5 gpcd or other standard as recommend by DWR. A recent report prepared by DWR for the California legislature, recommends reducing the standard to 42 gpcd by 2030. Legislation has been introduced in the current legislative session to reduce the standard to this value.
California's recent period of multi-year drought resulted in reduced recharge to the state's groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC's service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas in accordance with CPUC procedures. In the event of water supply shortages from the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
As of April 26, 2022, the U.S. Drought Monitor reported that 41% of California was considered in "Extreme Drought" as compared to 53% one year ago, and 95% of California was considered in “Severe Drought” as compared to 88% a year ago. California is experiencing a record drought in 2022, with precipitation from January to March as the driest on record for this three month period. Due to deteriorating conditions, DWR reduced the allocation of State Water Project water from 15% to 5% on March 18, 2022. This change in SWP allocation will result in several areas of the Metropolitan Water District of Southern California that depend on SWP water to receive only “health and safety (H&S)” supplies of 55 gpcd beginning in June 2022 should demand reduction actions not result in adequate water savings. On April 26, 2022, MWD declared a Water Supply Emergency Condition for the SWP dependent areas that will impact GSWC’s Simi Valley and Claremont service areas, which utilize a portion of their supply from the SWP. This action also includes a phased Emergency Conservation Program that limits outdoor watering in those areas to one day per week. Should necessary demand reductions not be realized, MWD will move to zero outdoor watering days later in the summer. In addition, on March 28, 2022, the governor of California issued an executive order calling on all urban water suppliers to reduce water use by 20–30 percent. GSWC is working with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and intends to make appropriate adjustments as needed.
In 2021, the CPUC authorized GSWC to track incremental drought-related costs in a memorandum account for future recovery.
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
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. No legal proceedings are pending that are believed to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2021 Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1–31, 2022	361		$94.44	—	—
February 1–28, 2022	331		$86.08	—	—
March 1–31, 2022	2,748		$85.25	—	—
Total	3,440	(2)	$86.29	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On April 28, 2022, AWR's Board of Directors approved a second quarter dividend of $0.365 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on June 1, 2022 to shareholders of record at the close of business on May 16, 2022.
(b)    There have been no material changes during the first quarter of 2022 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

4.3	Description of Common Shares incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K for the year ended December 31, 2019

4.4	Description of Debt Securities incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31, 2021

10.1	Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated (1)

10.8
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference to Exhibit 10.1 to Registrant's 8-K dated June 21, 2021

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

10.22	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.23	Form of Award Agreement for the 2021 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant's Form 8-K filed on April 1, 2021 (2)

10.24	Contract for Professional Services effective July 10, 2021 incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 15, 2021 (2)

10.25	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.26	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.27	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.28	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.29	2022 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2022 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 2, 2022