Form 10-Q
period 2022-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2022-08-01
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2022

or

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
As of July 29, 2022, the number of Common Shares outstanding of American States Water Company was 36,956,824 shares. As of July 29, 2022, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2022	December 31, 2021
Property, Plant and Equipment
Regulated utility plant, at cost	$2,242,589	$2,183,183
Non-utility property, at cost	37,813	37,085
Total	2,280,402	2,220,268
Less - Accumulated depreciation	(596,915)	(594,264)
Net property, plant and equipment	1,683,487	1,626,004

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	35,527	40,806
Total other property and investments	36,643	41,922

Current Assets
Cash and cash equivalents	10,825	4,963
Accounts receivable — customers (less allowance for doubtful accounts of $7,746 in 2022 and $3,516 in 2021)	27,119	34,416
Unbilled receivable	24,811	27,147
Receivable from the U.S. government (Note 2)	23,110	27,827
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	3,972	6,510
Income taxes receivable	94	236
Materials and supplies, at weighted average cost	13,151	12,163
Regulatory assets — current	10,325	8,897
Prepayments and other current assets	8,458	5,317
Unrealized gains on purchased power contracts	8,114	4,441
Contract assets (Note 2)	8,991	6,135
Total current assets	138,970	138,052

Other Assets
Unbilled revenue — receivable from the U.S. government	8,064	9,671
Receivable from the U.S. government (Note 2)	50,050	51,991
Contract assets (Note 2)	5,186	3,452
Operating lease right-of-use assets	9,617	10,479
Regulatory assets	2,263	3,182
Other	15,366	16,230
Total other assets	90,546	95,005

Total Assets	$1,949,646	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2022	December 31, 2021
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,956,027 shares in 2022 and 36,936,285 shares in 2021	$259,656	$258,442
Earnings reinvested in the business	434,569	427,505
Total common shareholders’ equity	694,225	685,947
Long-term debt	446,940	412,176
Total capitalization	1,141,165	1,098,123

Current Liabilities
Notes payable to bank	223,500	31,000
Long-term debt — current	394	377
Accounts payable	71,929	65,902
Income taxes payable	3,350	4,662
Accrued other taxes	13,847	17,137
Accrued employee expenses	13,160	16,256
Accrued interest	4,944	4,545
Regulatory liabilities	3,444	1,896
Contract liabilities (Note 2)	322	257
Operating lease liabilities	1,968	2,044
Other	11,878	11,498
Total current liabilities	348,736	155,574

Other Credits
Notes payable to bank	—	174,500
Advances for construction	65,403	66,727
Contributions in aid of construction - net	146,578	147,482
Deferred income taxes	142,340	140,290
Regulatory liabilities	20,382	32,979
Unamortized investment tax credits	1,117	1,153
Accrued pension and other postretirement benefits	61,764	61,365
Operating lease liabilities	8,095	8,920
Other	14,066	13,870
Total other credits	459,745	647,286

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,949,646	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2022 AND 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Water	$90,856	$91,633	$164,762	$166,662
Electric	8,217	8,108	20,109	19,647
Contracted services	23,534	28,673	46,306	59,165
Total operating revenues	122,607	128,414	231,177	245,474

Operating Expenses
Water purchased	19,963	20,916	37,811	36,155
Power purchased for pumping	2,930	2,861	5,304	5,006
Groundwater production assessment	4,865	5,220	9,076	9,660
Power purchased for resale	1,347	2,130	6,513	5,328
Supply cost balancing accounts	(457)	(3,086)	(6,800)	(5,513)
Other operation	9,665	8,534	18,332	16,751
Administrative and general	20,464	20,630	43,436	42,683
Depreciation and amortization	10,171	9,770	20,285	19,330
Maintenance	3,572	3,267	6,712	5,929
Property and other taxes	5,452	5,273	11,305	11,213
ASUS construction	10,318	15,052	20,521	30,756
Total operating expenses	88,290	90,567	172,495	177,298

Operating Income	34,317	37,847	58,682	68,176

Other Income and Expenses
Interest expense	(6,309)	(6,032)	(11,915)	(12,290)
Interest income	437	348	720	803
Other, net	(2,289)	1,875	(2,708)	2,531
Total other income and expenses, net	(8,161)	(3,809)	(13,903)	(8,956)

Income before income tax expense	26,156	34,038	44,779	59,220

Income tax expense	6,205	7,462	10,666	13,376

Net Income	$19,951	$26,576	$34,113	$45,844

Weighted Average Number of Common Shares Outstanding	36,956	36,916	36,950	36,907
Basic Earnings Per Common Share	$0.54	$0.72	$0.92	$1.24

Weighted Average Number of Diluted Shares	37,039	37,007	37,029	36,993
Fully Diluted Earnings Per Common Share	$0.54	$0.72	$0.92	$1.24

Dividends Paid Per Common Share	$0.365	$0.335	$0.730	$0.670

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Three and Six Months Ended June 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Exercise of stock options and other issuances of Common Shares	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

Add:
Net income			19,951	19,951
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		338		338
Dividend equivalent rights on stock-based awards not paid in cash		34		34
Deduct:
Dividends on Common Shares			13,489	13,489
Dividend equivalent rights on stock-based awards not paid in cash			34	34
Balances at June 30, 2022	36,956	$259,656	$434,569	$694,225

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$34,113	$45,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,475	19,520
Provision for doubtful accounts	549	548
Deferred income taxes and investment tax credits	(152)	353
Stock-based compensation expense	2,183	2,379
Loss (gain) on investments held in a trust	5,171	(2,208)
Other — net	178	215
Changes in assets and liabilities:
Accounts receivable — customers	2,455	(2,087)
Unbilled receivable	3,943	(2,128)
Other accounts receivable	2,538	(1,001)
Receivables from the U.S. government	6,658	(3,584)
Materials and supplies	(988)	(154)
Prepayments and other assets	(1,215)	(1,997)
Contract assets	(4,590)	(1,316)
Regulatory assets	(8,404)	(8,802)
Accounts payable	1,509	2,266
Income taxes receivable/payable	(1,170)	(7,437)
Contract liabilities	65	(1,112)
Accrued pension and other postretirement benefits	83	3,595
Other liabilities	(6,496)	(1,750)
Net cash provided	56,905	41,144

Cash Flows From Investing Activities:
Capital expenditures	(76,552)	(76,147)
Other investing activities	136	64
Net cash used	(76,416)	(76,083)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,111	6,837
Refunds on advances for construction	(3,174)	(2,922)
Retirement or repayments of long-term debt	(205)	(28,156)
Proceeds from the issuance of long-term debt, net of issuance costs	34,820	—
Net change in notes payable to banks	18,000	53,800
Dividends paid	(26,974)	(24,727)
Other financing activities	(1,205)	(1,271)
Net cash provided	25,373	3,561
Net change in cash and cash equivalents	5,862	(31,378)
Cash and cash equivalents, beginning of period	4,963	36,737
Cash and cash equivalents, end of period	$10,825	$5,359

Non-cash transactions:
Accrued payables for investment in utility plant	$37,373	$27,758
Property installed by developers and conveyed	$255	$3,401

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2022	December 31, 2021
Utility Plant
Utility plant, at cost	$2,076,132	$2,022,417
Less - Accumulated depreciation	(522,743)	(522,672)
Net utility plant	1,553,389	1,499,745

Other Property and Investments	33,386	38,659

Current Assets
Cash and cash equivalents	3,458	525
Accounts receivable — customers (less allowance for doubtful accounts of $7,086 in 2022 and $3,168 in 2021)	25,118	31,870
Unbilled receivable	19,566	20,525
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	2,524	3,791
Materials and supplies, at average cost	5,536	5,384
Regulatory assets — current	10,325	8,897
Prepayments and other current assets	6,353	4,223
Total current assets	72,880	75,215

Other Assets
Operating lease right-of-use assets	9,210	10,439
Other	14,422	14,424
Total other assets	23,632	24,863

Total Assets	$1,683,287	$1,638,482

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2022	December 31, 2021
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2022 and 2021	$357,616	$356,530
Earnings reinvested in the business	255,541	259,156
Total common shareholder’s equity	613,157	615,686
Long-term debt	412,118	412,176
Total capitalization	1,025,275	1,027,862

Current Liabilities
Intercompany payable to Parent	102,399	—
Long-term debt — current	394	377
Accounts payable	60,194	50,627
Accrued other taxes	12,453	14,960
Accrued employee expenses	10,506	12,867
Accrued interest	4,252	4,210
Income taxes payable to Parent	4,420	2,972
Operating lease liabilities	1,846	2,029
Other	10,947	10,505
Total current liabilities	207,411	98,547

Other Credits
Intercompany payable to Parent	—	49,280
Advances for construction	65,383	66,707
Contributions in aid of construction — net	146,578	145,848
Deferred income taxes	133,902	132,314
Regulatory liabilities	20,382	32,979
Unamortized investment tax credits	1,117	1,153
Accrued pension and other postretirement benefits	61,499	61,170
Operating lease liabilities	7,819	8,891
Other	13,921	13,731
Total other credits	450,601	512,073

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,683,287	$1,638,482

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2022 AND 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating Revenues
Water	$90,856	$91,633	$164,762	$166,662
Total operating revenues	90,856	91,633	164,762	166,662

Operating Expenses
Water purchased	19,963	20,916	37,811	36,155
Power purchased for pumping	2,930	2,861	5,304	5,006
Groundwater production assessment	4,865	5,220	9,076	9,660
Supply cost balancing accounts	(1,500)	(3,411)	(6,567)	(6,331)
Other operation	7,281	6,376	13,635	12,189
Administrative and general	13,987	13,861	29,583	28,296
Depreciation and amortization	8,553	8,213	17,098	16,275
Maintenance	2,511	2,356	4,667	4,096
Property and other taxes	4,555	4,464	9,445	9,480
Total operating expenses	63,145	60,856	120,052	114,826

Operating Income	27,711	30,777	44,710	51,836

Other Income and Expenses
Interest expense	(5,464)	(5,643)	(10,700)	(11,441)
Interest income	146	179	237	266
Other, net	(2,402)	1,604	(3,000)	2,255
Total other income and expenses, net	(7,720)	(3,860)	(13,463)	(8,920)

Income before income tax expense	19,991	26,917	31,247	42,916

Income tax expense	5,103	5,957	7,792	9,725

Net Income	$14,888	$20,960	$23,455	$33,191

The accompanying notes are an integral part of these consolidated financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Three and Six Months Ended June 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2021	170	$356,530	$259,156	$615,686
Add:
Net income			8,567	8,567
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		742		742
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at March 31, 2022	170	$357,311	$254,184	$611,495

Add:
Net income			14,888	14,888
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		274		274
Dividend equivalent rights on stock-based awards not paid in cash		31		31
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			31	31
Balances at June 30, 2022	170	$357,616	$255,541	$613,157

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

The accompanying notes are an integral part of these financial statements

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$23,455	$33,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,230	16,404
Provision for doubtful accounts	488	490
Deferred income taxes and investment tax credits	(122)	328
Stock-based compensation expense	1,964	2,190
Loss (gain) on investments held in a trust	5,171	(2,208)
Other — net	164	170
Changes in assets and liabilities:
Accounts receivable — customers	2,316	(2,282)
Unbilled receivable	959	(1,172)
Other accounts receivable	1,267	734
Materials and supplies	(152)	(174)
Prepayments and other assets	(1,072)	(485)
Regulatory assets	(8,035)	(8,489)
Accounts payable	4,200	3,999
Intercompany receivable/payable	(834)	(15)
Income taxes receivable/payable from/to Parent	1,448	(4,080)
Accrued pension and other postretirement benefits	13	3,523
Other liabilities	(5,235)	(2,075)
Net cash provided	43,225	40,049

Cash Flows From Investing Activities:
Capital expenditures	(66,984)	(63,809)
Note receivable from AWR parent	—	(23,000)
Receipt of payment of note receivable from AWR parent	—	23,000
Other investing activities	123	60
Net cash used	(66,861)	(63,749)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,051	6,814
Refunds on advances for construction	(3,174)	(2,922)
Retirement or repayments of long-term debt	(205)	(28,156)
Net change in intercompany borrowings	54,000	43,000
Dividends paid	(27,000)	(24,800)
Other financing activities	(1,103)	(1,155)
Net cash provided (used)	26,569	(7,219)

Net change in cash and cash equivalents	2,933	(30,919)
Cash and cash equivalents, beginning of period	525	35,578
Cash and cash equivalents, end of period	$3,458	$4,659

Non-cash transactions:
Accrued payables for investment in utility plant	$36,023	$26,231
Property installed by developers and conveyed	$255	$3,401

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
 GSWC and BVESI are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 263,000 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI's businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
Related Party Transactions and Financing Activities: GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to the electric segment of approximately $592,000 and $679,000 during the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.5 million during the six month periods ended June 30, 2022 and 2021. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.1 million and $1.3 million during the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $2.8 million during the six months ended June 30, 2022 and 2021, respectively.
AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. On April 22, 2022, the credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). The change in benchmark rates has not had a material

.Table of Contents
impact on its financing costs. This credit agreement expires in May 2023. Accordingly, as of June 30, 2022, the outstanding balances under this credit facility have been classified as a current liability in AWR's Consolidated Balance Sheet. Management expects to renew and extend this facility prior to its expiration date. In addition, Registrant expects to issue long-term debt through GSWC prior to May 2023, and use the debt proceeds to pay off portions of the outstanding borrowings under this facility prior to its expiration. As of June 30, 2022, there was $223.5 million outstanding under this facility.
BVESI has a separate $35.0 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of the LIBOR benchmark rate in 2023, the lender may replace LIBOR with a benchmark interest rate such as SOFR. BVESI does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. On April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVESI's revolving credit facility. BVESI used the proceeds from the notes to pay down amounts outstanding under its credit facility, thus complying with the CPUC's 24-month rule. As of June 30, 2022, there were no outstanding borrowings under this facility.
AWR has intercompany borrowing arrangements with its subsidiaries. All intercompany borrowing agreements expire concurrent with the expiration of AWR's credit facility in May 2023. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility. Accordingly, as of June 30, 2022, the $102.4 million intercompany outstanding borrowings of GSWC from AWR have been classified as a current liability in GSWC's Consolidated Balance Sheet. GSWC expects to issue long-term debt prior to May 2023 and use the proceeds to pay down its intercompany borrowings from AWR. AWR intends to use the proceeds from GSWC to pay down amounts outstanding under its credit facility.
    COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR and its subsidiaries continue to monitor the guidance provided by federal, state, and local health authorities and other government officials. While continuing to monitor transmission rates in California and other variables, employees have returned to company offices. During 2022, GSWC and BVESI continue to incur incremental costs in excess of their revenue requirements, primarily related to delinquent customer accounts receivable, due to the lingering effects of the pandemic that are being tracked in COVID-19-related memorandum accounts and recorded as regulatory assets (Note 3). As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
Accounting Pronouncements to Be Adopted in 2022: In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government such as government grants or assistance. The amendments were effective for all applicable entities for financial statements issued for annual periods beginning after December 15, 2021. This guidance update has not had a material impact on Registrant's financial statement disclosures.

.Table of Contents
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
Although GSWC and BVESI have a diversified base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS's revenues are from the U.S. government. For the three and six months ended June 30, 2022 and 2021, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollar in thousands)	2022	2021	2022	2021
Water:
Tariff-based revenues	$83,612	$86,687	$156,110	$160,975
Surcharges (cost-recovery activities)	797	975	1,346	1,509
Other	571	523	1,089	1,040
Water revenues from contracts with customers	84,980	88,185	158,545	163,524
WRAM under-collection (alternative revenue program)	5,876	3,448	6,217	3,138
Total water revenues	90,856	91,633	164,762	166,662

Electric:
Tariff-based revenues	8,381	8,330	20,933	20,007
Surcharges (cost-recovery activities)	32	44	59	246
Electric revenues from contracts with customers	8,413	8,374	20,992	20,253
BRRAM over-collection (alternative revenue program)	(196)	(266)	(883)	(606)
Total electric revenues	8,217	8,108	20,109	19,647

Contracted services:
Water	14,175	18,765	27,721	37,648
Wastewater	9,359	9,908	18,585	21,517
Contracted services revenues from contracts with customers	23,534	28,673	46,306	59,165

Total AWR revenues	$122,607	$128,414	$231,177	$245,474
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollar in thousands)	June 30, 2022	December 31, 2021
Unbilled receivables	$12,354	$14,835
Receivable from the U.S. government	$73,160	$79,818
Contract assets	$14,177	$9,587
Contract liabilities	$322	$257
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
Revenues for the three and six months ended June 30, 2022, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three and six months ended June 30, 2022 from performance obligations satisfied in previous periods were not material.

.Table of Contents
As of June 30, 2022, Registrant's aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.3 billion. Registrant expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 32 to 46 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2022, GSWC and BVESI had approximately $62.6 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $76.4 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate due to the Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 that are being refunded to customers, (ii) $4.7 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $25.3 million of net regulatory assets relates to the underfunded position in GSWC's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) an $8.1 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI's purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	June 30, 2022	December 31, 2021
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$24,115	$13,326
Pensions and other post-retirement obligations (Note 8)	24,633	25,212
COVID-19 memorandum accounts	5,593	1,663
Excess deferred income taxes	(72,531)	(73,000)
Flow-through taxes, net	(4,347)	(5,552)
Other regulatory assets	17,961	16,949
Various refunds to customers	(5,481)	(2,680)
Total GSWC	$(10,057)	$(24,082)
BVESI
Derivative unrealized gain (Note 5)	(8,114)	(4,441)
Other regulatory assets	15,705	13,916
Various refunds to customers	(8,772)	(8,189)
Total AWR	$(11,238)	$(22,796)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2021 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2021.
Water General Rate Case:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022–2024. In November 2021, GSWC and the Public Advocates Office at the CPUC ("Public Advocates") filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first half of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022, and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC.

.Table of Contents
Cost of Capital Proceeding:
GSWC filed a cost of capital application in May 2021 currently pending CPUC approval. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. Based on management's analysis of this regulatory proceeding and associated accounting to date, for the three and six months ended June 30, 2022, GSWC reduced revenues by $1.7 million and $3.1 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes primarily the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. A proposed decision on this proceeding is expected in the second half of 2022.
Alternative-Revenue Programs:
GSWC currently records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism ("WRAM") and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC.  The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.
During the six months ended June 30, 2022, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $13.1 million, based on 2021 authorized amounts, pending a final decision on the water general rate case. Once the CPUC issues a final decision on the general rate case, the WRAM and MCBA amounts recorded in 2022 will be updated to reflect the authorized 2022 amounts. Surcharges and surcredits have been implemented for all pre-2022 WRAM/MCBA balances. As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of June 30, 2022, there were no WRAM under-collections that were estimated to be collected over more than 24 months.
COVID-19 Memorandum Accounts:
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowances for doubtful accounts during the three and six months ended June 30, 2022. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. As of June 30, 2022, GSWC and BVESI had approximately $5.6 million and $652,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
The CPUC's moratoriums on service disconnections for nonpayment for water and electric customers have ended and service disconnections due to nonpayment have resumed, with disconnections for residential customers resuming in June 2022. Furthermore, in January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers' eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.

.Table of Contents
Other BVESI Regulatory Assets:
Vegetation Management, Wildfire Mitigation Plans and Legislation
In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates through the year 2022. Among other things, the decision authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of June 30, 2022, BVESI had approximately $6.9 million in incremental vegetation management costs recorded as a regulatory asset, which it intends to include for recovery in its next general rate case application scheduled to be filed with the CPUC in August 2022 to set new rates for the years 2023 through 2026. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan ("WMP") to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission.
Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of June 30, 2022, BVESI has approximately $3.5 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. In December 2021, the independent accounting firm issued its final examination report, which contains the auditors' results and recommendations. While the final report did not identify any findings of inappropriate costs included in the WMP memorandum accounts under review, the report suggested that the CPUC should evaluate whether some of the costs recorded in the WMP memorandum accounts are incremental to what is being recovered in customer rates when BVESI seeks recovery in a future proceeding. At this time, BVESI considers the auditor's examination complete and does not expect further developments.
All capital expenditures and other costs incurred through June 30, 2022 as a result of BVESI's WMPs are not currently in rates and are expected to be filed for future recovery in BVESI's next general rate case application in August 2022. These costs will be subject to review during the general rate case proceeding and the CPUC may refer to the recommendations of the independent auditor’s report at this time.
BVESI Winter Storm Regulatory Asset
BVESI activated a CEMA account to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019 and which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $449,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs.
In May 2021, the CPUC issued a decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision allowed BVESI to file a new application on the issue of incrementality. In October 2021, BVESI filed a new application to continue pursuing recovery since BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement. As a result, the costs in this CEMA account remain a regulatory asset at June 30, 2022 since BVESI continues to believe the incremental costs were properly tracked and included in the CEMA account and, therefore, are probable of recovery. In June 2022, BVESI filed its briefs with the CPUC in regards to this matter. At this time, management cannot predict the final outcome of this proceeding. If BVESI does not ultimately prevail in obtaining recovery, it will result in a charge to earnings from the write-off of this CEMA regulatory asset of approximately $449,000.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which they have received or expect to receive rate recovery in the future. Registrant believes that these regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI's assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the regulatory asset to the amount that is probable of recovery.

.Table of Contents
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$19,951	$26,576	$34,113	$45,844
Less: (a) Distributed earnings to common shareholders	13,489	12,366	26,974	24,727
Distributed earnings to participating securities	36	35	67	65
Undistributed earnings	6,426	14,175	7,072	21,052

(b) Undistributed earnings allocated to common shareholders	6,409	14,135	7,055	20,997
Undistributed earnings allocated to participating securities	17	40	17	55
Total income available to common shareholders, basic (a)+(b)	$19,898	$26,501	$34,029	$45,724

Weighted average Common Shares outstanding, basic	36,956	36,916	36,950	36,907
Basic earnings per Common Share	$0.54	$0.72	$0.92	$1.24
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of June 30, 2022 and 2021 under these plans. At June 30, 2022 and 2021, there were 100,820 and 107,772 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Common shareholders earnings, basic	$19,898	$26,501	$34,029	$45,724
Undistributed earnings for dilutive stock-based awards	17	40	17	55
Total common shareholders earnings, diluted	$19,915	$26,541	$34,046	$45,779

Weighted average common shares outstanding, basic	36,956	36,916	36,950	36,907
Stock-based compensation (1)	83	91	79	86
Weighted average common shares outstanding, diluted	37,039	37,007	37,029	36,993

Diluted earnings per Common Share	$0.54	$0.72	$0.92	$1.24
.

(1)     All of the 100,820 and 107,772 restricted stock units at June 30, 2022 and 2021, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021.
During the six months ended June 30, 2022 and 2021, AWR issued 19,742 and 42,668 of common shares related to restricted stock units, respectively.
During the six months ended June 30, 2022 and 2021, AWR paid $1.2 million and $1.3 million, respectively, to taxing authorities on employees' behalf for shares withheld related to net share settlements. During the six months ended June 30, 2022 and 2021, GSWC paid $1.1 million and $1.2 million, respectively, to taxing authorities on employees' behalf for shares withheld

.Table of Contents
related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2022 and 2021, AWR paid quarterly dividends of approximately $13.5 million, or $0.365 per share, and $12.4 million, or $0.335 per share, respectively. During the six months ended June 30, 2022 and 2021, AWR paid quarterly dividends of approximately $27.0 million, or $0.730 per share, and $24.7 million, or $0.670 per share, respectively.
During the three months ended June 30, 2022 and 2021, GSWC paid dividends of $13.5 million and $12.4 million, respectively, to AWR during these periods. During the six months ended June 30, 2022 and 2021, GSWC paid dividends of $27.0 million and $24.8 million, respectively, to AWR during these periods.
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
BVESI's purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact AWR’s earnings. As of June 30, 2022, there was an $8.1 million unrealized gain recorded as an asset with a corresponding regulatory liability in the same amount recorded in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2022 was 283,665 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2022 and 2021. The change in fair value was due to an increase in energy prices during the three and six months ended June 30, 2022.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Fair value at beginning of the period	$7,020	$1,224	$4,441	$(1,537)
Unrealized gains on purchased power contracts	1,094	1,586	3,673	4,347
Fair value at end of the period	$8,114	$2,810	$8,114	$2,810

.Table of Contents
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan ("SERP") are measured at fair value and totaled $26.3 million as of June 30, 2022 and $31.5 million as of December 31, 2021. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by AWR. At June 30, 2022, the amount includes $35.0 million of new debt issued in April 2022 by BVESI, which approximates fair value. As of December 31, 2021, all outstanding long-term debt was held by GSWC. The fair values as of June 30, 2022 and December 31, 2021 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$450,583	$442,106	$415,788	$490,852
___________________
(1) Excludes debt issuance costs of approximately $3.2 million.
Note 7 — Income Taxes
AWR's effective income tax rate (“ETR”) was 23.7% and 21.9% for the three months ended June 30, 2022 and 2021, respectively, and was 23.8% and 22.6% for the six months ended June 30, 2022 and 2021, respectively. GSWC's ETR was 25.5% and 22.1% for the three months ended June 30, 2022 and 2021, respectively, and was 24.9% and 22.7% for the six months ended June 30, 2022 and 2021, respectively.
The AWR and GSWC effective tax rates differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and six months ended June 30, 2022 and 2021; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Flow-through items either increase or decrease tax expense and thus impact the ETR.

.Table of Contents
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2022 and 2021 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$1,342	$1,625	$33	$40	$298	$348
Interest cost	1,856	1,712	16	31	256	229
Expected return on plan assets	(3,290)	(3,134)	(147)	(134)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	—	993	(412)	(287)	145	419
Net periodic benefits costs under accounting standards	17	1,305	(510)	(350)	699	996
Regulatory adjustment - deferred	—	(351)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$17	$954	$(510)	$(350)	$699	$996

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$2,822	$3,250	$66	$80	$596	$696
Interest cost	3,700	3,424	32	62	512	458
Expected return on plan assets	(6,582)	(6,268)	(294)	(268)	—	—
Amortization of prior service cost	218	218	—	—	—	—
Amortization of actuarial (gain) loss	—	1,986	(824)	(574)	290	838
Net periodic benefits costs under accounting standards	158	2,610	(1,020)	(700)	1,398	1,992
Regulatory adjustment - deferred	—	(702)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$158	$1,908	$(1,020)	$(700)	$1,398	$1,992

For the pension plan obligation, Registrant used a discount rate of 2.89% as of December 31, 2021 to determine the projected benefit obligation (“PBO”) of $259.8 million. Discount rates as of June 30, 2022 are approximately 186-basis points higher than those used as of December 31, 2021 based on recent changes in market interest-rate conditions. A 186-basis point increase in the assumed discount rate would have decreased the PBO as of December 31, 2021 by approximately 22% or $58.2 million, which decreases the underfunded status of the pension plan. However, this decrease in the underfunded status caused by the higher discount rate would be largely offset by the decrease in the fair value of plan assets since December 31, 2021 resulting from current market conditions and related volatility experienced thus far in 2022. In 2022, Registrant expects to contribute approximately $3.1 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.
GSWC’s actual pension expense was lower than the amounts included in water customer rates for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, GSWC's actual pension expense was higher than the amounts included in water customer rates by $351,000 and $702,000, respectively. BVESI's actual expense was lower than the amounts included in electric customer rates for all periods presented. As of June 30, 2022, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $635,000 and $246,000, respectively, included as part of regulatory assets and liabilities (Note 3).

.Table of Contents
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
As of June 30, 2022, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.1 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2022, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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

.Table of Contents
Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, note payables to its subsidiaries and deferred taxes.
All of GSWC's and BVESI's business activities are conducted in California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia. Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations. Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
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

	As Of And For The Three Months Ended June 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$90,856	$8,217	$23,534	$—	$122,607
Operating income (loss)	27,711	2,038	4,571	(3)	34,317
Interest expense, net	5,318	295	(102)	361	5,872
Net property, plant and equipment	1,553,389	111,394	18,704	—	1,683,487
Depreciation and amortization expense (1)	8,553	686	932	—	10,171
Income tax expense (benefit)	5,103	215	1,108	(221)	6,205
Capital additions	35,519	5,306	557	—	41,382

	As Of And For The Three Months Ended June 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$91,633	$8,108	$28,673	$—	$128,414
Operating income (loss)	30,777	1,795	5,278	(3)	37,847
Interest expense, net	5,464	88	(88)	220	5,684
Net property, plant and equipment	1,450,519	98,496	21,618	—	1,570,633
Depreciation and amortization expense (1)	8,213	642	915	—	9,770
Income tax expense (benefit)	5,957	458	1,271	(224)	7,462
Capital additions	31,985	6,416	653	—	39,054

	As Of And For The Six Months Ended June 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$164,762	$20,109	$46,306	$—	$231,177
Operating income (loss)	44,710	5,636	8,341	(5)	58,682
Interest expense, net	10,463	408	(237)	561	11,195
Net property, plant and equipment	1,553,389	111,394	18,704	—	1,683,487
Depreciation and amortization expense (1)	17,098	1,340	1,847	—	20,285
Income tax expense (benefit)	7,792	1,167	2,052	(345)	10,666
Capital additions	66,984	8,774	794	—	76,552

.Table of Contents

	As Of And For The Six Months Ended June 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$166,662	$19,647	$59,165	$—	$245,474
Operating income (loss)	51,836	5,243	11,102	(5)	68,176
Interest expense, net	11,175	174	(317)	455	11,487
Net property, plant and equipment	1,450,519	98,496	21,618	—	1,570,633
Depreciation and amortization expense (1)	16,275	1,281	1,774	—	19,330
Income tax expense (benefit)	9,725	1,342	2,662	(353)	13,376
Capital additions	63,809	11,198	1,140	—	76,147
(1)      Depreciation computed on GSWC’s and BVESI's transportation equipment is recorded in other operating expenses and totaled $95,000 and $94,000 for the three months ended June 30, 2022 and 2021, respectively, and totaled $189,000 for the six months ended June 30, 2022 and 2021, respectively.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2022	2021
Total net property, plant and equipment	$1,683,487	$1,570,633
Other assets	266,159	271,725
Total consolidated assets	$1,949,646	$1,842,358

.Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of AWR’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by AWR's weighted average number of diluted common shares. Furthermore, the gains and losses generated on the investments held to fund one of AWR's retirement plans during the three and six months ended June 30, 2022 and 2021 have been excluded when communicating the results to help facilitate comparisons of AWR's performance from period to period. Also, the retroactive impact of new 2022 water rates not yet recorded due to the delay in receiving a final decision from the CPUC, which will be retroactive to January 1, 2022 when approved, have been included when communicating AWR's consolidated and its water segment's results for the three and six months ended June 30, 2022 to help facilitate comparisons of AWR's performance from period to period. All of these measures are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute "non-GAAP financial measures" under the Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of Second Quarter Results by Segment" and “Summary of Year-to-Date Results by Segment.”
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
The three remaining unresolved issues relate to GSWC's requests for: (i) a medical cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC's customer service areas. GSWC and

.Table of Contents
Public Advocates have filed briefs with the CPUC on these unsettled issues. A proposed decision is expected in the second half of 2022, and would address the three unresolved issues along with the settlement agreement filed by GSWC and Public Advocates. Pending a final decision on this general rate case application, GSWC filed with the CPUC for interim rates, which will make new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022.
Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first half of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC. Had the new 2022 water rates been approved and implemented on January 1, 2022 consistent with the settlement agreement between GSWC and Public Advocates, for the three months ended June 30, 2022, GSWC would have recorded additional revenues of $7.7 million, or $0.15 per share, and additional water supply costs of $2.7 million, or $0.05 per share, which together is $0.10 per share higher than what was actually recorded for the second quarter of 2022. For the six months ended June 30, 2022, GSWC would have recorded additional revenues of $14.0 million, or $0.27 per share, and additional water supply costs of $4.3 million, or $0.08 per share, which together is $0.19 per share higher than what was actually recorded for the first half of 2022.
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
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on this matter, which the CPUC denied in September 2021. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court (“Court”) to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court has ordered GSWC, along with the other IOWUs and CWA, to file opening briefs by September 1. The CPUC’s answer to the opening brief is due by November 15 and reply briefs are due by December 15. There is no timeline for the Court to complete their review. At this time, management cannot predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. The final decision requires that amounts tracked in GSWC's COVID-19 Catastrophic Event Memorandum Account ("CEMA") account for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. In January 2022, GSWC received $9.5 million of relief funding from the state of California for customers' unpaid water bills incurred during the pandemic, which it applied to its delinquent customers' eligible balances. In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision. In March 2022, CWA filed a petition for writ of review to the California Supreme Court, urging the Court to review the CPUC's final decision on the second phase of the Low-Income Affordability Rulemaking. In May 2022, the CPUC denied the applications for rehearing. CWA amended its petition for writ of review to reflect the CPUC’s Decision denying the requests for rehearing. Management cannot currently predict the final outcome of this matter.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 currently pending approval, which requested a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, an embedded cost of debt of 5.1%, and a return on rate base of 8.18%. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. Based on management's analysis of this regulatory proceeding and associated accounting to date, for the three and six months ended June 30, 2022, GSWC reduced revenues by $1.7 million and $3.1 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes primarily the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the

.Table of Contents
associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. A proposed decision on this proceeding is expected in the second half of 2022. The lower cost of debt of 5.1% is expected to lower 2022 adopted water revenues by approximately $7.5 million, or $0.15 per share, as compared to 2021 adopted water revenues at the currently authorized cost of debt of 6.6% that is presently being billed to water customers until a final decision is issued in this proceeding.
Electric Segment:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case. Among other things, the decision (i) extended the rate cycle by one year (new rates were effective for 2018 - 2022); (ii) allows the electric segment to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle; and (iii) increased adopted electric revenues by $1.2 million for each of the years 2019 and 2020, by $1.1 million in 2021, and by $1.0 million in 2022. The rate increases for 2019–2022 are not subject to an earnings test. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and a debt cost that are consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding. BVESI intends to file its next general rate case application in August 2022 to set new rates for the years 2023 through 2026.
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
COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR and its subsidiaries continue to monitor the guidance provided by federal, state, and local health authorities and other government officials. While continuing to monitor transmission rates in California and other variables, employees have returned to company offices.
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts during the three and six months ended June 30, 2022. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19-related memorandum accounts, such as a Catastrophic Event Memorandum Account ("CEMA"), which is to be filed with the CPUC for future recovery. As of June 30, 2022, GSWC and BVESI had approximately $5.6 million and $652,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. CEMA and other emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC's or BVESI's earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
The CPUC's moratoriums on service disconnections for nonpayment for water and electric customers have ended and service disconnections due to non-payment have resumed, with disconnections for residential customers resuming in June 2022. Furthermore, in January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers' eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
The CPUC requires that amounts tracked in GSWC's and BVESI's COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.

.Table of Contents
Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2022	6/30/2021	CHANGE
Water	$0.40	$0.57	$(0.17)
Electric	0.04	0.04	—
Contracted services	0.10	0.11	(0.01)
Consolidated diluted earnings per share, as recorded	$0.54	$0.72	$(0.18)
For the three months ended June 30, 2022, AWR's recorded consolidated diluted earnings were $0.54 per share, as compared to $0.72 per share for the same period in 2021, a decrease of $0.18 per share. Included in the results for the second quarter ended June 30, 2022 were losses on investments held to fund one of AWR's retirement plans totaling $3.5 million, or $0.07 per share, as compared to gains of $1.6 million, or $0.03 per share, for the same period in 2021, a net decrease to earnings of $0.10 per share due to financial market conditions. Furthermore, due to the delay in receiving a final decision from the CPUC on GSWC's pending water general rate case that will set new rates beginning in 2022, water revenues billed and recorded for the second quarter of 2022 were based on 2021 adopted rates, pending a final decision. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC. Had the new 2022 water rates been approved and implemented on January 1, 2022 consistent with the settlement agreement reached between GSWC and Public Advocates, GSWC would have recorded additional revenues of $7.7 million, or $0.15 per share, and additional water supply costs of $2.7 million, or $0.05 per share, which together is $0.10 per share higher than what was actually recorded for the second quarter of 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs caused from the delay in the water general rate case in the results for the second quarter of 2022, adjusted consolidated diluted earnings for the second quarter of 2022 were $0.71 per share as compared to adjusted diluted earnings of $0.69 per share for the same period in 2021, an adjusted increase of $0.02 per share.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended June 30, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q2 2022	Q2 2021	Q2 2022	Q2 2021	Q2 2022	Q2 2021	Q2 2022	Q2 2021	Q2 2022	Q2 2021
Operating income (Note 10)	$27,711	$30,777	$2,038	$1,795	$4,571	$5,278	$(3)	$(3)	$34,317	$37,847
Other income and expense	7,720	3,860	218	34	(138)	(47)	361	(38)	8,161	3,809
Income tax expense (benefit)	5,103	5,957	215	458	1,108	1,271	(221)	(224)	6,205	7,462
Net income	$14,888	$20,960	$1,605	$1,303	$3,601	$4,054	$(143)	$259	$19,951	$26,576
Weighted Average Number of Diluted Shares	37,039	37,007	37,039	37,007	37,039	37,007	37,039	37,007	37,039	37,007
Diluted earnings per share	$0.40	$0.57	$0.04	$0.04	$0.10	$0.11	$—	$—	$0.54	$0.72
Water Segment:
For the three months ended June 30, 2022, recorded diluted earnings from the water utility segment were $0.40 per share, as compared to $0.57 per share for the same period in 2021, a decrease of $0.17 per share. As discussed above, the decrease was due in part to losses incurred during the second quarter of 2022 on investments held to fund a retirement plan, as compared to gains for the same period in 2021 due to financial market conditions. This item alone decreased the water segment’s earnings for the three months ended June 30, 2022 by $0.10 per share as compared to the same period in 2021. In addition and as previously discussed, had the new 2022 water rates been approved by the CPUC and implemented on January 1, 2022, GSWC would have recorded additional revenues of $7.7 million, or $0.15 per share, and additional water supply costs of $2.7 million, or $0.05 per share, for the second quarter of 2022, which together is $0.10 per share higher than what was actually recorded for the second quarter of 2022. Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs caused from the delay in the water general rate case, adjusted diluted earnings for the second quarter of 2022 at the water segment were $0.57 per share as compared to adjusted diluted earnings of $0.54 per share for the same period in 2021, an adjusted increase at the water segment of $0.03 per share, or 5.6%.

.Table of Contents
Furthermore, for the three months ended June 30, 2022, GSWC recorded a reduction to revenues of $1.7 million, or $0.03 per share, to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes primarily the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. A proposed decision on this proceeding is expected in the second half of 2022.
Excluding only the gains and losses on investments from both periods discussed above, adjusted diluted earnings at the water segment for the second quarter of 2022 were $0.47 per share, as compared to adjusted earnings of $0.54 per share for the second quarter of 2021, an adjusted decrease of $0.07 per share due primarily to the following items:
•A decrease in water operating revenues of $777,000 largely as a result of the lower cost of debt included in the pending May 2021 cost of capital application. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs. Due to regulatory mechanisms in place for water supply costs, the increase in operating revenues includes the full recovery of the increases in supply costs discussed below. As discussed previously, water revenues billed and recorded during the second quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.
•An increase in water supply costs of $672,000, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the second quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $1.6 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in water treatment costs, conservation spending, insurance, depreciation and maintenance expenses, partially offset by regulatory costs and other outside services.
•An overall increase in other income (net of other expenses) of $1.1 million due primarily from a decrease in the non-service cost components related to GSWC's benefit plans resulting from lower actuarial losses recognized during the second quarter of 2022 compared to the same period in 2021. The change in interest expense (net of interest income) at the water segment was not material.
•An increase in the effective income tax rate, which negatively impacted net earnings at the water segment. The increase resulted primarily from changes in certain flow-through and permanent items. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment were $0.04 per share for the three months ended June 30, 2022 and 2021. An increase in electric operating revenues resulting from CPUC-approved rate increases effective January 1, 2022 and a lower effective income tax rate at the electric segment due to changes in flow-through taxes were mostly offset by higher interest expense. In April 2022, BVESI completed the issuance of $35.0 million in unsecured private placement notes consisting of 10 and 15 year term notes. BVESI used the proceeds to pay down all outstanding borrowings under its credit facility as required by the CPUC. Borrowings under the credit facility bear lower short-term rates.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.01 per share for the second quarter of 2022 as compared to the same period in 2021, largely due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays. This decrease was partially offset by an increase in management fees. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2022 year.

.Table of Contents
Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2022	6/30/2021	CHANGE
Water	$0.63	$0.90	$(0.27)
Electric	0.12	0.10	0.02
Contracted services	0.18	0.24	(0.06)
AWR (Parent)	(0.01)	—	(0.01)
Consolidated diluted earnings per share, as recorded	$0.92	$1.24	$(0.32)
For the six months ended June 30, 2022, AWR's recorded consolidated diluted earnings were $0.92 per share, as compared to $1.24 per share for the same period in 2021, a decrease of $0.32 per share. Included in the results for the six months ended June 30, 2022 were losses of $5.2 million, or $0.10 per share, incurred on investments held to fund one of AWR’s retirement plans, as compared to gains of $2.2 million, or $0.04 per share, for the same period in 2021, a net decrease in earnings of $0.14 per share due to financial market conditions. Furthermore and as previously discussed, due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first half of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. Had the new 2022 water rates been approved by the CPUC and implemented on January 1, 2022, GSWC would have recorded additional revenues of $14.0 million, or $0.27 per share, and additional water supply costs of $4.3 million, or $0.08 per share, for the six months ended June 30, 2022, which together is $0.19 per share higher than what was actually recorded for the first half of 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs caused from the delay in the water general rate case in the results for the first half of 2022, adjusted consolidated diluted earnings for the six months ended June 30, 2022 were $1.21 per share as compared to adjusted diluted earnings of $1.20 per share for the same period in 2021, an adjusted increase of $0.01 per share.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the six months ended June 30, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021
Operating income (Note 10)	$44,710	$51,836	$5,636	$5,243	$8,341	$11,102	$(5)	$(5)	$58,682	$68,176
Other income and expense	13,463	8,920	188	75	(309)	(235)	561	196	13,903	8,956
Income tax expense (benefit)	7,792	9,725	1,167	1,342	2,052	2,662	(345)	(353)	10,666	13,376
Net income	$23,455	$33,191	$4,281	$3,826	$6,598	$8,675	$(221)	$152	$34,113	$45,844
Weighted Average Number of Diluted Shares	37,029	36,993	37,029	36,993	37,029	36,993	37,029	36,993	37,029	36,993
Diluted earnings per share	$0.63	$0.90	$0.12	$0.10	$0.18	$0.24	$(0.01)	$—	$0.92	$1.24
Water Segment:
For the six months ended June 30, 2022, recorded diluted earnings from the water utility segment were $0.63 per share, as compared to $0.90 per share for the same period in 2021, a decrease of $0.27 per share. As discussed above, the decrease was due in part to the losses incurred during the six months ended June 30, 2022 on investments held to fund a retirement plan, as compared to gains for the same period in 2021 due to financial market conditions. This item alone decreased the water segment’s earnings for the six months ended June 30, 2022 by $0.14 per share as compared to the same period in 2021. In addition and as previously discussed, had the new 2022 water rates been approved by the CPUC and implemented on January 1, 2022, GSWC would have recorded additional revenues of $14.0 million, or $0.27 per share, and additional water supply costs of $4.3 million, or $0.08 per share, for the six months ended June 30, 2022, which together is $0.19 per share higher than what was actually recorded during the first half of 2022. Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs caused from the delay in the water general rate case in the water segment’s results for the first half of 2022, adjusted diluted earnings for the six months ended June 30, 2022 at the water segment were $0.92 per share as compared to adjusted diluted earnings of $0.86 per share for the same period in 2021, an adjusted increase at the water segment of $0.06 per share, or 7% increase.

.Table of Contents
Furthermore, for the six months ended June 30, 2022, GSWC recorded a reduction to revenues of $3.1 million, or $0.06 per share, to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes primarily the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. A proposed decision on this proceeding is expected in the second half of 2022.
Excluding only the gains and losses on investments from both periods discussed above, adjusted diluted earnings at the water segment for the first half of 2022 were $0.73 per share, as compared to adjusted earnings of $0.86 per share for the first half of 2021, an adjusted decrease of $0.13 per share due to the following items:
•A decrease in water operating revenues of $1.9 million largely as a result of the lower cost of debt included in the pending May 2021 cost of capital application. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs. Due to regulatory mechanisms in place for water supply costs, the increase in operating revenues includes the full recovery of the increases in supply costs discussed below. As discussed previously, water revenues billed and recorded for the first half of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.
•An increase in water supply costs of $1.1 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the first half of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $4.1 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in water treatment costs, conservation spending, insurance, depreciation and maintenance expenses, partially offset by regulatory costs and other outside services.
•A decrease in interest expense (net of interest income) of $712,000 resulting primarily from lower overall borrowing rates due to the early redemption of GSWC's 9.56% private placement notes in the amount of $28 million in May 2021, partially offset by an overall increase in total borrowing levels to support, among other things, GSWC’s capital expenditures program.
•An overall increase in other income (net of other expenses) of $2.1 million due primarily from a decrease in the non-service cost components related to GSWC's benefit plans resulting from lower actuarial losses recognized during the first six months of 2022 compared to the same period in 2021.
•An increase in the effective income tax rate, which negatively impacted net earnings at the water segment. The increase resulted primarily from changes in certain flow-through and permanent items. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the six months ended June 30, 2022 as compared to the same period in 2021, largely due to an increase in electric operating revenues resulting from CPUC-approved rate increases effective January 1, 2022 and a lower effective income tax rate at the electric segment due to changes in flow-through taxes, partially offset by higher interest expense. In April 2022, BVESI completed the issuance of $35.0 million in unsecured private placement notes consisting of 10 and 15 year term notes. BVESI used the proceeds to pay down all outstanding borrowings under its credit facility as required by the CPUC. Borrowings under the credit facility bear lower short-term rates.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.06 per share for the six months ended June 30, 2022 as compared to the same period in 2021, largely due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays. This decrease was partially offset by an increase in management fees. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2022 year.

.Table of Contents
AWR (Parent):
For the six months ended June 30, 2022, diluted earnings from AWR (parent) decreased $0.01 per share compared to the same period in 2021 due primarily to changes in state unitary taxes.
The following discussion and analysis for the three and six months ended June 30, 2022 and 2021 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

.Table of Contents
Consolidated Results of Operations — Three Months Ended June 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$90,856	$91,633	$(777)	(0.8)%
Electric	8,217	8,108	109	1.3%
Contracted services	23,534	28,673	(5,139)	(17.9)%
Total operating revenues	122,607	128,414	(5,807)	(4.5)%

OPERATING EXPENSES
Water purchased	19,963	20,916	(953)	(4.6)%
Power purchased for pumping	2,930	2,861	69	2.4%
Groundwater production assessment	4,865	5,220	(355)	(6.8)%
Power purchased for resale	1,347	2,130	(783)	(36.8)%
Supply cost balancing accounts	(457)	(3,086)	2,629	(85.2)%
Other operation	9,665	8,534	1,131	13.3%
Administrative and general	20,464	20,630	(166)	(0.8)%
Depreciation and amortization	10,171	9,770	401	4.1%
Maintenance	3,572	3,267	305	9.3%
Property and other taxes	5,452	5,273	179	3.4%
ASUS construction	10,318	15,052	(4,734)	(31.5)%
Total operating expenses	88,290	90,567	(2,277)	(2.5)%

OPERATING INCOME	34,317	37,847	(3,530)	(9.3)%

OTHER INCOME AND EXPENSES
Interest expense	(6,309)	(6,032)	(277)	4.6%
Interest income	437	348	89	25.6%
Other, net	(2,289)	1,875	(4,164)	(222.1)%
	(8,161)	(3,809)	(4,352)	114.3%

INCOME BEFORE INCOME TAX EXPENSE	26,156	34,038	(7,882)	(23.2)%

Income tax expense	6,205	7,462	(1,257)	(16.8)%

NET INCOME	$19,951	$26,576	$(6,625)	(24.9)%

Basic earnings per Common Share	$0.54	$0.72	$(0.18)	(25.0)%

Fully diluted earnings per Common Share	$0.54	$0.72	$(0.18)	(25.0)%

.Table of Contents
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
Water
Due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the three months ended June 30, 2022 were based on 2021 adopted rates, pending a CPUC final decision in this general rate case application. For the three months ended June 30, 2022, revenues from water operations decreased by $777,000 to $90.9 million as compared to the same period in 2021, primarily as a result of the lower cost of debt included in the pending May 2021 cost of capital application. Accordingly, GSWC recorded a reduction to water revenues of $1.7 million to reflect management's best estimate at this time of the pending cost of capital proceeding. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs.
Billed water consumption for the second quarter of 2022 was lower by approximately 4.0% as compared to the same period in 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking eliminates the continued use of the WRAM for GSWC beginning in the year 2025.
Electric
Electric revenues for the three months ended June 30, 2022 increased by $109,000 to $8.2 million as a result of new CPUC-approved electric rates effective January 1, 2022, partially offset by a 2% decrease in electric usage as compared to the same period in 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2022, revenues from contracted services decreased $5.1 million to $23.5 million as compared to $28.7 million for the same period in 2021. The decrease was due to lower construction activity resulting, in part, from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays. This decrease was partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 32.4% and 31.0% of total operating expenses for the three months ended June 30, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended June 30, 2022 and 2021 were approximately 45% and 44%, respectively, as compared to the authorized adopted percentages of 36% for the three months ended June 30, 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the second quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in this general rate case application.

.Table of Contents
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended June 30, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	CHANGE	CHANGE
Water purchased	$19,963	$20,916	$(953)	-4.6%
Power purchased for pumping	2,930	2,861	69	2.4%
Groundwater production assessment	4,865	5,220	(355)	-6.8%
Water supply cost balancing accounts *	(1,500)	(3,411)	1,911	-56.0%
Total water supply costs	$26,258	$25,586	$672	2.6%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(457,000) and $(3,086,000) for the three months ended June 30, 2022 and 2021, respectively.
Purchased water costs for the second quarter of 2022 decreased to $20.0 million as compared to $20.9 million for the same period in 2021 primarily due to a decrease in water consumption and production being driven by drought conditions and rationing plans implemented, partially offset by a slightly higher mix of purchased water as compared to pumped water and increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates incurred for pumping. Groundwater production assessments decreased due to a higher amount of purchased water versus pumped water as compared to the three months ended June 30, 2021.
For the three months ended June 30, 2022, the water supply cost balancing account had a $1.5 million under-collection as compared to a $3.4 million under-collection during the same period in 2021. The decrease in the under-collection was primarily due to the effect of rate increases implemented mid-year 2021 at certain rate-making areas to specifically cover increases in supply costs experienced in these areas thereby decreasing the under-collection, partially offset by a slightly higher mix of purchased water and increases in wholesale water costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended June 30, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	CHANGE	CHANGE
Power purchased for resale	$1,347	$2,130	$(783)	-36.8%
Electric supply cost balancing account *	1,043	325	718	220.9%
Total electric supply costs	$2,390	$2,455	$(65)	-2.6%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(457,000) and $(3,086,000) for the three months ended June 30, 2022 and 2021, respectively.
For the three months ended June 30, 2022, the cost of power purchased for resale to BVESI's electric customers decreased by $783,000 to $1.3 million as compared to $2.1 million during the same period in 2021 due, in large part, to an increase in California Independent System Operator ("CAISO") settlement credits received during the second quarter of 2022 as compared to the same period in 2021, as well as a decrease in customer usage. Excluding the CAISO credits, the average price per megawatt-hour, including fixed costs, increased from $63.45 for the three months ended June 30, 2021 to $70.42 for the same period in 2022.  The over-collection in the electric supply cost balancing account increased by $718,000 as compared to the three months ended June 30, 2021 due to the higher amount of CAISO credits received, which are passed through to customers, and the lower customer usage.

.Table of Contents
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2022 and 2021, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$7,281	$6,376	$905	14.2%
Electric Services	640	638	2	0.3%
Contracted Services	1,744	1,520	224	14.7%
Total other operation	$9,665	$8,534	$1,131	13.3%
For the three months ended June 30, 2022, the increase in other operation expenses at the water segment was due primarily to higher water treatment and conservation costs. The increase at the contracted services segment was due primarily to higher operation-related labor, transportation and chemical costs. Transportation costs are higher due, in part, to increases in fuel costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$13,987	$13,861	$126	0.9%
Electric Services	1,803	2,065	(262)	(12.7)%
Contracted Services	4,671	4,701	(30)	(0.6)%
AWR (parent)	3	3	—	—%
Total administrative and general	$20,464	$20,630	$(166)	(0.8)%
Administrative and general expenses decreased at the electric segment largely due to a decrease in legal and other outside services costs. Legal and outside services tend to fluctuate from period to period.
Depreciation and Amortization
For the three months ended June 30, 2022 and 2021, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$8,553	$8,213	$340	4.1%
Electric Services	686	642	44	6.9%
Contracted Services	932	915	17	1.9%
Total depreciation and amortization	$10,171	$9,770	$401	4.1%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the second quarter of 2021.

.Table of Contents
Maintenance
For the three months ended June 30, 2022 and 2021, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$2,511	$2,356	$155	6.6%
Electric Services	241	199	42	21.1%
Contracted Services	820	712	108	15.2%
Total maintenance	$3,572	$3,267	$305	9.3%
Maintenance expense increased at each of the three segments due to higher unplanned and planned maintenance incurred as compared to the same period in 2021.
Property and Other Taxes
For the three months ended June 30, 2022 and 2021, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$4,555	$4,464	$91	2.0%
Electric Services	419	315	104	33.0%
Contracted Services	478	494	(16)	(3.2)%
Total property and other taxes	$5,452	$5,273	$179	3.4%
Property and other taxes increased at the regulated utilities mostly due to capital additions and higher assessed property values.
ASUS Construction
For the three months ended June 30, 2022, construction expenses for contracted services were $10.3 million, decreasing $4.7 million compared to the same period in 2021 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays.
Interest Expense
For the three months ended June 30, 2022 and 2021, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$5,464	$5,643	$(179)	(3.2)%
Electric Services	384	117	267	228.2%
Contracted Services	104	109	(5)	(4.6)%
AWR (parent)	357	163	194	119.0%
Total interest expense	$6,309	$6,032	$277	4.6%
AWR's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC and BVESI. Consolidated interest expense increased as compared to the same period in 2021 resulting primarily from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. This includes BVESI's issuance of $35.0 million in unsecured private placement notes in April 2022 consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively. The increase in overall borrowing levels was partially offset by an overall decrease in average interest rates resulting primarily from the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million.

.Table of Contents
Interest Income
For the three months ended June 30, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$146	$179	$(33)	(18.4)%
Electric Services	89	29	60	206.9%
Contracted Services	206	197	9	4.6%
AWR (parent)	(4)	(57)	53	(93.0)%
Total interest income	$437	$348	$89	25.6%
Other Income and (Expense), net
For the three months ended June 30, 2022 and 2021, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$(2,402)	$1,604	$(4,006)	(249.8)%
Electric Services	77	54	23	42.6%
Contracted Services	36	(41)	77	(187.8)%
AWR (parent)	—	258	(258)	N/A
Total other income and (expense), net	$(2,289)	$1,875	$(4,164)	(222.1)%
For the three months ended June 30, 2022, other income (net of other expense) decreased mostly as a result of losses incurred on investments held to fund one of AWR's retirement plans as compared to gains generated during the same period in 2021 due to financial market conditions. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to AWR's defined benefit pension plans and other retirement benefits resulting from lower actuarial losses recognized during the second quarter of 2022 as compared to the same period in 2021. However, as a result of GSWC's and BVESI's two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the three months ended June 30, 2022 and 2021, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$5,103	$5,957	$(854)	(14.3)%
Electric Services	215	458	(243)	(53.1)%
Contracted Services	1,108	1,271	(163)	(12.8)%
AWR (parent)	(221)	(224)	3	(1.3)%
Total income tax expense	$6,205	$7,462	$(1,257)	(16.8)%
Consolidated income tax expense for the three months ended June 30, 2022 decreased by $1.3 million primarily due to a decrease in pretax income as compared to the same period in 2021, partially offset by an increase in the consolidated effective income tax rate ("ETR"). AWR's overall ETR was 23.7% and 21.9% for the three months ended June 30, 2022 and 2021, respectively. GSWC's ETR was 25.5% and 22.1% for the three months ended June 30, 2022 and 2021, respectively. The increases in AWR's and GSWC's ETRs were primarily due to net changes in certain flow-through and permanent items at GSWC.
For a comparison of the financial results for the second quarter of 2021 to 2020, see “Consolidated Results of Operations-Three Months Ended June 30, 2021 and June 30, 2020” in Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC.

.Table of Contents
Consolidated Results of Operations — Six Months Ended June 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$164,762	$166,662	$(1,900)	(1.1)%
Electric	20,109	19,647	462	2.4%
Contracted services	46,306	59,165	(12,859)	(21.7)%
Total operating revenues	231,177	245,474	(14,297)	(5.8)%

OPERATING EXPENSES
Water purchased	37,811	36,155	1,656	4.6%
Power purchased for pumping	5,304	5,006	298	6.0%
Groundwater production assessment	9,076	9,660	(584)	(6.0)%
Power purchased for resale	6,513	5,328	1,185	22.2%
Supply cost balancing accounts	(6,800)	(5,513)	(1,287)	23.3%
Other operation	18,332	16,751	1,581	9.4%
Administrative and general	43,436	42,683	753	1.8%
Depreciation and amortization	20,285	19,330	955	4.9%
Maintenance	6,712	5,929	783	13.2%
Property and other taxes	11,305	11,213	92	0.8%
ASUS construction	20,521	30,756	(10,235)	(33.3)%
Total operating expenses	172,495	177,298	(4,803)	(2.7)%

OPERATING INCOME	58,682	68,176	(9,494)	(13.9)%

OTHER INCOME AND EXPENSES
Interest expense	(11,915)	(12,290)	375	(3.1)%
Interest income	720	803	(83)	(10.3)%
Other, net	(2,708)	2,531	(5,239)	(207.0)%
	(13,903)	(8,956)	(4,947)	55.2%

INCOME BEFORE INCOME TAX EXPENSE	44,779	59,220	(14,441)	(24.4)%

Income tax expense	10,666	13,376	(2,710)	(20.3)%

NET INCOME	$34,113	$45,844	$(11,731)	(25.6)%

Basic earnings per Common Share	$0.92	$1.24	$(0.32)	(25.8)%

Fully diluted earnings per Common Share	$0.92	$1.24	$(0.32)	(25.8)%

.Table of Contents
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
Water
Due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the first six months of 2022 were based on 2021 adopted rates, pending a CPUC final decision in this general rate case application. For the six months ended June 30, 2022, revenues from water operations decreased by $1.9 million to $164.8 million as compared to the same period in 2021 primarily as a result of the lower cost of debt included in the pending May 2021 cost of capital application. Accordingly, GSWC recorded a reduction to water revenues of $3.1 million to reflect management's best estimate at this time of the pending cost of capital proceeding. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs.
Billed water consumption for the first six months of 2022 was lower by 2.6% as compared to the same period in 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities. The August 2020 CPUC decision on the First Phase of the Low-Income Affordability Rulemaking eliminates the continued use of the WRAM for GSWC beginning in the year 2025.
Electric
Electric revenues for the six months ended June 30, 2022 increased by $0.5 million to $20.1 million as a result of new CPUC-approved electric rates effective January 1, 2022, as well as a 3.1% increase in electric usage as compared to the same period in 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the six months ended June 30, 2022, revenues from contracted services decreased $12.9 million to $46.3 million as compared to $59.2 million for the same period in 2021. The decrease was due to lower construction activity resulting, in part, from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays. This decrease was partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs comprise the largest segment of total operating expenses. Supply costs accounted for approximately 30.1% and 28.6% of total operating expenses for the six months ended June 30, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the six months ended June 30, 2022 and 2021 were approximately 46% and 44%, respectively, as compared to the authorized adopted percentages of 33% for the six months ended June 30, 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the six months of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in this general rate case application.

.Table of Contents
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the six months ended June 30, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	CHANGE	CHANGE
Water purchased	$37,811	$36,155	$1,656	4.6%
Power purchased for pumping	5,304	5,006	298	6.0%
Groundwater production assessment	9,076	9,660	(584)	-6.0%
Water supply cost balancing accounts *	(6,567)	(6,331)	(236)	3.7%
Total water supply costs	$45,624	$44,490	$1,134	2.5%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,800,000) and $(5,513,000) for the six months ended June 30, 2022 and 2021, respectively.
Purchased water costs during the six months ended June 30, 2022 increased to $37.8 million as compared to $36.2 million for the same period in 2021 primarily due to a higher mix of purchased water as compared to pumped water and an increase in wholesale water costs, partially offset by lower water consumption. The increase in power purchased for pumping was due to increases in electricity provider rates incurred for pumping. Groundwater production assessments decreased due to a higher amount of purchased water versus pumped water as compared to the six months ended June 30, 2021.
For the six months ended June 30, 2022, the water supply cost balancing account had a $6.6 million under-collection as compared to a $6.3 million under-collection during the same period in 2021. The increase in under-collection due to higher costs for water purchased and power purchased for pumping was mostly offset by a decrease in groundwater production assessments and the effect of rate increases implemented mid-year 2021 at certain rate-making areas to specifically cover increases in supply costs experienced in these areas, thereby reducing their under-collections.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the six months ended June 30, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	CHANGE	CHANGE
Power purchased for resale	$6,513	$5,328	$1,185	22.2%
Electric supply cost balancing account *	(233)	818	(1,051)	-128.5%
Total electric supply costs	$6,280	$6,146	$134	2.2%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,800,000) and $(5,513,000) for the six months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022, the cost of power purchased for resale to BVESI's electric customers increased to $6.5 million as compared to $5.3 million during the same period in 2021 primarily due to a higher average price per megawatt-hour, as well as higher customer usage. The average price per megawatt-hour, including fixed costs, increased from $69.40 for the six months ended June 30, 2021 to $91.94 for the same period in 2022.  The under-collection in the electric supply cost balancing account during the six months ended June 30, 2022 compared to an over-collection during the six months ended June 30, 2021 was due primarily to the increase in energy prices experienced since 2021.

.Table of Contents
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices as well as the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2022 and 2021, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$13,635	$12,189	$1,446	11.9%
Electric Services	1,516	1,409	107	7.6%
Contracted Services	3,181	3,153	28	0.9%
Total other operation	$18,332	$16,751	$1,581	9.4%
For the six months ended June 30, 2022, the increase in other operation expense at the water segment was due primarily to higher water treatment and conservation costs. The increase at the electric segment was due primarily to higher operation-related outside services.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$29,583	$28,296	$1,287	4.5%
Electric Services	3,969	4,494	(525)	(11.7)%
Contracted Services	9,879	9,888	(9)	(0.1)%
AWR (parent)	5	5	—	—%
Total administrative and general	$43,436	$42,683	$753	1.8%
Administrative and general expenses increased at the water segment largely due to increases in labor and employee-related benefits including an increase of $791,000 related to the service cost component of GSWC's defined benefit pension plan. As a result of GSWC's two-way pension balancing account authorized by the CPUC, this increase in pension costs is fully recovered in customer rates, thus having no material impact to earnings. There was also an increase in insurance costs, partially offset by regulatory costs and other outside services.
Administrative and general expenses decreased at the electric segment due, in part, to a decrease of $187,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings. There was also a decrease in legal and other outside services costs. Legal and outside services tend to fluctuate from period to period.
Depreciation and Amortization
For the six months ended June 30, 2022 and 2021, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$17,098	$16,275	$823	5.1%
Electric Services	1,340	1,281	59	4.6%
Contracted Services	1,847	1,774	73	4.1%
Total depreciation and amortization	$20,285	$19,330	$955	4.9%
The overall increase in depreciation expense resulted from additions to utility plant and other fixed assets since the second quarter of 2021.

.Table of Contents
Maintenance
For the six months ended June 30, 2022 and 2021, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$4,667	$4,096	$571	13.9%
Electric Services	491	407	84	20.6%
Contracted Services	1,554	1,426	128	9.0%
Total maintenance	$6,712	$5,929	$783	13.2%
Maintenance expense increased at each of the three segments due to higher unplanned and planned maintenance incurred as compared to the same period in 2021.
Property and Other Taxes
For the six months ended June 30, 2022 and 2021, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$9,445	$9,480	$(35)	(0.4)%
Electric Services	877	668	209	31.3%
Contracted Services	983	1,065	(82)	(7.7)%
Total property and other taxes	$11,305	$11,213	$92	0.8%
Property and other taxes increased at the electric segment due mostly to capital additions and higher assessed property values.
ASUS Construction
For the six months ended June 30, 2022, construction expenses for contracted services were $20.5 million, decreasing $10.2 million compared to the same period in 2021 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply chain lead-times, weather conditions and other delays.
Interest Expense
For the six months ended June 30, 2022 and 2021, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$10,700	$11,441	$(741)	(6.5)%
Electric Services	496	233	263	112.9%
Contracted Services	166	218	(52)	(23.9)%
AWR (parent)	553	398	155	38.9%
Total interest expense	$11,915	$12,290	$(375)	(3.1)%
AWR's borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC and BVESI. Consolidated interest expense decreased as compared to the same period in 2021 due, in part, to an overall decrease in average interest rates resulting primarily from the early redemption in May 2021 of GSWC's 9.56% private placement notes in the amount of $28 million. The decrease in overall interest rates was partially offset by an overall increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. This includes BVESI's issuance of $35.0 million in unsecured private placement notes in April 2022 consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.

.Table of Contents
Interest Income
For the six months ended June 30, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$237	$266	$(29)	(10.9)%
Electric Services	88	59	29	49.2%
Contracted Services	403	535	(132)	(24.7)%
AWR (parent)	(8)	(57)	49	(86.0)%
Total interest income	$720	$803	$(83)	(10.3)%
The overall decrease in interest income was mainly due to lower interest income recognized on certain construction projects at the contracted services segment as compared to the same period in 2021.
Other Income and (Expense), net
For the six months ended June 30, 2022 and 2021, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$(3,000)	$2,255	$(5,255)	(233.0)%
Electric Services	220	100	120	120.0%
Contracted Services	72	(82)	154	(187.8)%
AWR (parent)	—	258	(258)	N/A
Total other income and (expense), net	$(2,708)	$2,531	$(5,239)	(207.0)%
For the six months ended June 30, 2022, other income (net of other expense) decreased mostly as a result of losses incurred on investments held to fund one of AWR's retirement plans as compared to gains generated during the same period in 2021 due to financial market conditions. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to AWR's defined benefit pension plans and other retirement benefits resulting from lower actuarial losses recognized during the first half of 2022, as compared to the same period in 2021. However, as a result of GSWC's and BVESI's two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension have no material impact to earnings.
Income Tax Expense
For the six months ended June 30, 2022 and 2021, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ CHANGE	% CHANGE
Water Services	$7,792	$9,725	$(1,933)	(19.9)%
Electric Services	1,167	1,342	(175)	(13.0)%
Contracted Services	2,052	2,662	(610)	(22.9)%
AWR (parent)	(345)	(353)	8	(2.3)%
Total income tax expense	$10,666	$13,376	$(2,710)	(20.3)%
Consolidated income tax expense for the six months ended June 30, 2022 decreased by $2.7 million primarily due to a decrease in pretax income as compared to the same period in 2021, partially offset by an increase in the consolidated ETR. AWR's overall ETR was 23.8% and 22.6% for the six months ended June 30, 2022 and 2021, respectively. GSWC's ETR was 24.9% and 22.7% for the six months ended June 30, 2022 and 2021, respectively. The increases in AWR's and GSWC's ETRs were primarily due to net changes in certain flow-through and permanent items at GSWC.
For a comparison of the financial results for the first six months of 2021 to 2020, see “Consolidated Results of Operations-Six Months Ended June 30, 2021 and June 30, 2020” in Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC.

.Table of Contents
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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and as market interest rates increase. In addition, as the capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform enacted in 2017, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVESI will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $613.2 million was available for GSWC to pay dividends to AWR on June 30, 2022. Approximately $75.0 million was available for BVESI to pay dividends to AWR as of June 30, 2022. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS's ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. On April 22, 2022, the credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). The change in benchmark rates has not had a material impact on its financing costs. This credit agreement expires in May 2023. Accordingly, as of June 30, 2022, the outstanding balances under this credit facility have been classified as a current liability in AWR's Consolidated Balance Sheet. Management expects to renew and extend this facility prior to its expiration date. In addition, AWR expects to issue long-term debt through GSWC prior to May 2023, and use the debt proceeds to pay off portions of the outstanding borrowings under this facility prior to its expiration. As of June 30, 2022, there was $223.5 million outstanding under this facility.
BVESI has a separate $35.0 million revolving credit facility, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of the LIBOR benchmark rate in 2023, the lender may replace LIBOR with a benchmark interest rate such as SOFR. BVESI does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs.
The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. On April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVESI's revolving credit facility. BVESI used the proceeds from the notes to pay down amounts outstanding under its credit facility, thus complying with the CPUC's 24-month rule. As of June 30, 2022, there were no outstanding borrowings under this facility.

.Table of Contents
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts during the six months ended June 30, 2022. However, the moratoriums on service disconnections for nonpayment for water and electric customers have ended and service disconnections due to nonpayment have resumed, with disconnections for residential customers resuming in June 2022.
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
In June 2022, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also affirmed its negative outlook for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In November 2021, Moody's Investors Service ("Moody's") affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Management believes that AWR’s and GSWC's sound capital structures and A+ credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On July 26, 2022, AWR's Board of Directors approved an 8.9% increase in the third quarter dividend, from $0.3650 per share to $0.3975 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2022 to shareholders of record at the close of business on August 15, 2022. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 68 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR has achieved a 9.2% compound annual growth rate in its annual dividend payments from 2012 – 2022. AWR's current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
AWR's current liabilities may at times exceed its current assets. Management believes that internally generated cash flows from operations, borrowings from AWR's and BVESI's credit facilities, and access to long-term financing from capital markets will be adequate to provide sufficient capital to maintain normal operations and to meet its capital and financing requirements.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers' ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $56.9 million for the six months ended June 30, 2022 as compared to $41.1 million for the same period in 2021. During the first quarter of 2022, GSWC and BVESI received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of income tax installment payments between the two periods, as well as the timing of billing of and cash receipts for

.Table of Contents
construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These increases in cash flows were partially offset by the delay in the water general rate case, which has negatively affected cash flows from operating activities as year-to-date billed revenues have been based on 2021's adopted customer rates while operating expenses have continued to increase. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $76.4 million for the six months ended June 30, 2022 as compared to $76.1 million for the same period in 2021, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (where infrastructure is replaced, as needed, including those renewal activities related to mitigate wildfire risk) and major capital investment projects (where new water treatment, supply and delivery facilities are constructed). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2022, the regulated utilities' company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply chain issues or the continued effects of the COVID-19 pandemic.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR's and BVESI's credit facilities are used to fund GSWC and BVESI capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $25.4 million for the six months ended June 30, 2022 as compared to cash provided of $3.6 million during the same period in 2021. The increase in cash provided by financing activities in 2022 was due, in part, to the issuance by BVESI of new unsecured private placement notes totaling $35.0 million. The proceeds were used to pay down outstanding borrowings under BVESI's credit facility. In addition, during 2021, cash was used for the early redemption of GSWC's 9.56% private placement notes in the amount of $28.0 million in May 2021. During the six months ended June 30, 2022, AWR had a net increase in borrowings on its credit facilities of $18.0 million to support operations and capital expenditures at its subsidiaries. During the six months ended June 30, 2021, AWR had a net increase in borrowings on its credit facilities of $53.8 million.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the lingering effects and economic impact of the COVID-19 pandemic.
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. On April 22, 2022, the AWR credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million, which provided an increase in GSWC's borrowing capacity under its intercompany borrowing agreement. All intercompany borrowing agreements expire concurrent with the expiration of AWR's credit facility in May 2023. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility. Accordingly, as of June 30, 2022, the $102.4 million intercompany outstanding borrowings of GSWC from AWR have been classified as a current liability in GSWC's Consolidated Balance Sheet. GSWC expects to issue long-term debt prior to May 2023 and use the proceeds to pay down its intercompany borrowings from AWR.

.Table of Contents
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $43.2 million for the six months ended June 30, 2022 as compared to $40.0 million for the same period in 2021. During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of income tax installment payments to AWR parent between the two periods. These increases were largely offset by the delay in the water general rate case, which negatively affected cash flows from operating activities as year-to-date billed revenues have been based on 2021's adopted customer rates while operating expenses have continued to increase. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $66.9 million for the six months ended June 30, 2022 as compared to $63.7 million for the same period in 2021, which is mostly related to spending under GSWC's infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
In October 2020, AWR issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of this note, AWR may borrow amounts up to $30 million for working capital purposes. AWR agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During the first six months of 2021, AWR borrowed and subsequently repaid $23 million from/to GSWC under the terms of the note. During 2022, there were no borrowings under this arrangement.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $26.6 million for the six months ended June 30, 2022 as compared to $7.2 million net cash used for the same period in 2021.  The higher cash used for financing activities in 2021 was largely due to the early redemption of GSWC's 9.56% private placement notes in the amount of $28.0 million in May 2021. During the six months ended June 30, 2022, GSWC had an increase in net intercompany borrowings of $54.0 million from AWR parent to support its operations and capital expenditures. During the six months ended June 30, 2021, GSWC had an increase in net intercompany borrowings of $43.0 million from AWR parent. The CPUC requires GSWC to completely pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period in which GSWC is required to pay off its intercompany borrowings from AWR ends in May 2023. GSWC expects to issue long-term debt prior to May 2023 and use the proceeds to pay down its intercompany borrowings from AWR.

.Table of Contents
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
On April 28, 2022, AWR's electric segment issued $35 million in unsecured private placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032, and $17.5 million at a coupon rate of 4.949% due April 28, 2037. Interest on these notes is payable semiannually.
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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as "sequestration," have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an "excepted service" within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of various legislations, similar issues, including executive orders to adopt sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985, may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. GSWC has a pending general rate case that will determine new water rates for the years 2022–2024. In November 2021, GSWC and Public Advocates filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. A proposed decision on the pending general rate case is expected in the second half of 2022. Pending a final decision on this general rate case, GSWC filed with the CPUC for interim rates, which will make new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. Due to the delay in finalizing the water general rate case, water revenues billed and recorded during the first half of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on this

.Table of Contents
general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC.
Among other things, the settlement authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022.
Electric Segment:
Recent Changes in Rates
In August 2019, the CPUC issued a final decision on the electric segment's general rate case which, among other things, increases adopted revenues by $1.0 million for 2022. BVESI is expected to file its next general rate case application in August 2022 to determine new rates for the years 2023–2026.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The August 2019 final decision also authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of June 30, 2022, BVESI had approximately $6.9 million in incremental vegetation management costs recorded as a regulatory asset. BVESI will seek future recovery of the costs accumulated in this memorandum account in its next general rate case filing expected in August 2022.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (WMP) to the CPUC for approval. The WMP must include a utility's plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI's most recent WMP submission. As of June 30, 2022, BVESI has approximately $3.5 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through June 30, 2022 as a result of BVESI's WMPs are not currently in rates and are expected to be filed for future recovery in BVESI's next general rate case application in August 2022.
Additionally, the governor of California approved Assembly Bill ("AB") 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In September 2021, the Office of Energy Infrastructure Safety ("OEIS") under the California Natural Resources Agency approved BVESI's latest safety certification filing, which is valid through September 2022. BVESI will request another safety certification prior to the current certification expiring, at which point its current safety certification will remain valid until OEIS adjudicates the request.
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

.Table of Contents
Drinking Water Notification Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances ("PFAS"). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The U.S. EPA has also established health advisory levels for these compounds. Notification to consumers and stakeholders is required when the advisory levels or notification levels are exceeded. Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notifications by water systems when they detect levels of PFAS above response levels.
GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds: 10 parts per trillion ("ppt") for perfluorooctanoic acid ("PFOA") and 40 ppt for perfluorooctanesulfonic acid ("PFOS"). In March 2021, DDW issued drinking-water notification and response levels of 0.5 parts per billion ("ppb") and 5 ppb, respectively, for perfluorobutane sulfonic acid ("PFBS"). In June 2022, the U.S. EPA issued interim updated drinking-water health advisories for PFOA and PFOS, and also issued final health advisories for PFBS and other compounds known as GenX chemicals. Through these health advisories, the U.S. EPA has set levels at extremely low amounts, especially for PFOA and PFOS. This potentially may have an impact on the final maximum contaminant levels ("MCL") that the U.S. EPA may require in the near future. Lower MCL levels will increase GSWC's water treatment and other operating costs.
Lead and Copper Rule Revisions:
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under an executive order that will go into effect immediately with a compliance date of October 16, 2024. Additionally, the EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements ("LCRI") that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published and a final rule is approved.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

.Table of Contents
Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2021.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources ("DWR") and State Water Resources Control Board ("SWRCB"). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day ("gpcd") until 2025, at which time the standard may be reduced to 52.5 gpcd or other standard as recommend by DWR. A recent report prepared by DWR for the California legislature, recommends reducing the standard to 42 gpcd by 2030. Legislation has been introduced in the current legislative session to reduce the standard to this value.
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
As of July 26, 2022, the U.S. Drought Monitor reported that 60% of California was in "Extreme Drought" as compared to 89% one year ago, and 97% of California was in “Severe Drought” as compared to 95% a year ago. California is experiencing a record drought in 2022 thus far and the calendar year is projected to end as one of the three driest years on record.
Due to deteriorating conditions, DWR reduced the allocation of State Water Project water from 15% to 5% in March 2022. In April 2022, the Metropolitan Water District of Southern California ("MWD") declared a water supply emergency condition for the SWP dependent areas that will impact GSWC’s Simi Valley and Claremont service areas, which utilize a portion of their supply from the SWP. This action also includes a phased emergency conservation program that limits outdoor watering in those areas to one day per week. Should the necessary demand reductions not be realized, MWD will move to zero outdoor watering days later in the summer and could move to only “health and human safety" supplies of 55 gpcd later in the year should demand reduction actions not result in adequate water savings.
On March 28, 2022, the governor of California issued an executive order calling on all urban water suppliers to reduce water use by 20–30 percent. In June 2022, GSWC moved all of its water systems to the second stage of its water-rationing plan that limits outdoor watering to two days per week (except for the Claremont and Simi Systems, which are restricted to one day per week). GSWC will continue to work with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and make appropriate adjustments as needed. In 2021, the CPUC authorized GSWC to track incremental drought-related costs in a memorandum account for future recovery.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requiring the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant's Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of climate change planning, risks and opportunities.
Cybersecurity Matters
The increase in cyberattacks results in a greater threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information technology to monitor and address these threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of cybersecurity matters.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. See Note 1 of the Unaudited Notes to Consolidated Financial Statements.

.Table of Contents
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

.Table of Contents
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

.Table of Contents
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2022	112		$88.60	—	—
May 1 – 31, 2022	524		$78.36	—	—
June 1 – 30, 2022	2,938		$79.24	—	—
Total	3,574	(2)	$79.40	—
(1)      None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.
(2)         These Common Shares were acquired on the open market for employees pursuant to the GSWC's 401(k) plan and for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)        Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On July 26, 2022, AWR's Board of Directors approved an 8.9% increase in the third quarter dividend, from $0.3650 per share to $0.3975 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on September 1, 2022 to shareholders of record at the close of business on August 15, 2022.
(b)    There have been no material changes during the second quarter of 2022 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

.Table of Contents

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

4.3	Description of Common Shares incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K for the year ended December 31, 2019

4.4	Description of Debt Securities incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31,2021

10.1	Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended , incorporated by reference to Exhibit 10.1 to Registrant's 8-K dated April 22, 2022

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

.Table of Contents

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

10.16	Performance Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 20, 2015 (2)

10.17	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.18	Separation Agreement and General Release of All Claims incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K filed on February 24, 2020 (2)

10.19	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.20	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.21	Contract for Professional Services effective July 10, 2021 incorporated by reference from Exhibit 10.1 to Form 8-K filed on July 15, 2021 (2)

10.22	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.23	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.24	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.25	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.26	2022 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2022 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

.Table of Contents

(1)         Filed concurrently herewith
(2)         Management contract or compensatory arrangement
(3)         Furnished concurrently herewith

.Table of Contents
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and as its principal financial officer.

AMERICAN STATES WATER COMPANY (“AWR”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 1, 2022