Form 10-Q
period 2022-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2022-11-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2022

or

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
As of November 4, 2022, the number of Common Shares outstanding of American States Water Company was 36,960,897 shares. As of November 4, 2022, all of the 170 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Filing Format
American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVESI”), and American States Utility Services, Inc. and its subsidiaries (“ASUS”).
This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading entitled “General” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2022	December 31, 2021
Property, Plant and Equipment
Regulated utility plant, at cost	$2,284,066	$2,183,183
Non-utility property, at cost	37,838	37,085
Total	2,321,904	2,220,268
Less - Accumulated depreciation	(603,752)	(594,264)
Net property, plant and equipment	1,718,152	1,626,004

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	34,113	40,806
Total other property and investments	35,229	41,922

Current Assets
Cash and cash equivalents	2,258	4,963
Accounts receivable — customers (less allowance for doubtful accounts of $6,598 in 2022 and $3,516 in 2021)	31,829	34,416
Unbilled receivable	25,165	27,147
Receivable from the U.S. government (Note 2)	25,493	27,827
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	3,369	6,510
Income taxes receivable	91	236
Materials and supplies, at weighted average cost	13,444	12,163
Regulatory assets — current	13,048	8,897
Prepayments and other current assets	7,292	5,317
Unrealized gains on purchased power contracts	7,569	4,441
Contract assets (Note 2)	9,232	6,135
Total current assets	138,790	138,052

Other Assets
Unbilled revenue — receivable from the U.S. government	7,260	9,671
Receivable from the U.S. government (Note 2)	48,992	51,991
Contract assets (Note 2)	4,348	3,452
Operating lease right-of-use assets	9,172	10,479
Regulatory assets	5,291	3,182
Other	15,341	16,230
Total other assets	90,404	95,005

Total Assets	$1,982,575	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2022	December 31, 2021
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,960,897 shares in 2022 and 36,936,285 shares in 2021	$260,011	$258,442
Earnings reinvested in the business	445,493	427,505
Total common shareholders’ equity	705,504	685,947
Long-term debt	446,817	412,176
Total capitalization	1,152,321	1,098,123

Current Liabilities
Notes payable to bank	238,500	31,000
Long-term debt — current	399	377
Accounts payable	69,982	65,902
Income taxes payable	5,464	4,662
Accrued other taxes	15,760	17,137
Accrued employee expenses	15,529	16,256
Accrued interest	7,234	4,545
Regulatory liabilities	4,821	1,896
Contract liabilities (Note 2)	1,253	257
Operating lease liabilities	1,892	2,044
Other	12,345	11,498
Total current liabilities	373,179	155,574

Other Credits
Notes payable to bank	3,000	174,500
Advances for construction	65,210	66,727
Contributions in aid of construction - net	146,711	147,482
Deferred income taxes	142,726	140,290
Regulatory liabilities	17,609	32,979
Unamortized investment tax credits	1,099	1,153
Accrued pension and other postretirement benefits	58,835	61,365
Operating lease liabilities	7,721	8,920
Other	14,164	13,870
Total other credits	457,075	647,286

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,982,575	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Operating Revenues
Water	$100,799	$102,768	$265,561	$269,430
Electric	8,919	8,564	29,028	28,211
Contracted services	25,266	25,423	71,572	84,588
Total operating revenues	134,984	136,755	366,161	382,229

Operating Expenses
Water purchased	20,304	24,093	58,115	60,248
Power purchased for pumping	3,878	3,584	9,182	8,590
Groundwater production assessment	5,650	5,185	14,726	14,845
Power purchased for resale	2,673	2,875	9,186	8,203
Supply cost balancing accounts	640	(2,446)	(6,160)	(7,959)
Other operation	9,696	9,414	28,028	26,165
Administrative and general	21,594	20,255	65,030	62,938
Depreciation and amortization	10,117	9,826	30,402	29,156
Maintenance	3,408	2,979	10,120	8,908
Property and other taxes	5,942	6,052	17,247	17,265
ASUS construction	10,742	12,154	31,263	42,910
Total operating expenses	94,644	93,971	267,139	271,269

Operating Income	40,340	42,784	99,022	110,960

Other Income and Expenses
Interest expense	(7,331)	(5,553)	(19,246)	(17,843)
Interest income	667	333	1,387	1,136
Other, net	338	467	(2,370)	2,998
Total other income and expenses, net	(6,326)	(4,753)	(20,229)	(13,709)

Income before income tax expense	34,014	38,031	78,793	97,251

Income tax expense	8,360	9,878	19,026	23,254

Net Income	$25,654	$28,153	$59,767	$73,997

Weighted Average Number of Common Shares Outstanding	36,958	36,933	36,953	36,916
Basic Earnings Per Common Share	$0.69	$0.76	$1.61	$2.00

Weighted Average Number of Diluted Shares	37,042	37,025	37,034	37,004
Fully Diluted Earnings Per Common Share	$0.69	$0.76	$1.61	$2.00

Dividends Paid Per Common Share	$0.3975	$0.365	$1.1275	$1.035

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Exercise of stock options and other issuances of Common Shares	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

Add:
Net income			19,951	19,951
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		338		338
Dividend equivalent rights on stock-based awards not paid in cash		34		34
Deduct:
Dividends on Common Shares			13,489	13,489
Dividend equivalent rights on stock-based awards not paid in cash			34	34
Balances at June 30, 2022	36,956	$259,656	$434,569	$694,225

Add:
Net income			25,654	25,654
Exercise of stock options and other issuances of Common Shares	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		315		315
Dividend equivalent rights on stock-based awards not paid in cash		40		40
Deduct:
Dividends on Common Shares			14,690	14,690
Dividend equivalent rights on stock-based awards not paid in cash			40	40
Balances at September 30, 2022	36,961	$260,011	$445,493	$705,504

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$59,767	$73,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,688	29,440
Provision for doubtful accounts	833	873
Deferred income taxes and investment tax credits	(1,098)	1,205
Stock-based compensation expense	2,439	2,456
Loss (gain) on investments held in a trust	6,445	(2,313)
Other — net	263	273
Changes in assets and liabilities:
Accounts receivable — customers	(1,760)	(8,748)
Unbilled receivable	4,393	2,564
Other accounts receivable	3,179	(935)
Receivables from the U.S. government	5,333	(7,847)
Materials and supplies	(1,281)	(1,621)
Prepayments and other assets	520	(1,139)
Contract assets	(3,993)	172
Regulatory assets	(14,065)	(8,319)
Accounts payable	(575)	2,924
Income taxes receivable/payable	947	(3,235)
Contract liabilities	996	(1,245)
Accrued pension and other postretirement benefits	(3,070)	1,416
Other liabilities	(28)	2,005
Net cash provided	89,933	81,923

Cash Flows From Investing Activities:
Capital expenditures	(122,056)	(106,721)
Other investing activities	321	229
Net cash used	(121,735)	(106,492)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,489	10,636
Refunds on advances for construction	(3,941)	(3,613)
Repayments of long-term debt	(377)	(28,356)
Proceeds from the issuance of long-term debt, net of issuance costs	34,826	—
Net change in notes payable to banks	36,000	55,800
Dividends paid	(41,664)	(38,207)
Other financing activities	(1,236)	(1,287)
Net cash provided (used)	29,097	(5,027)
Net change in cash and cash equivalents	(2,705)	(29,596)
Cash and cash equivalents, beginning of period	4,963	36,737
Cash and cash equivalents, end of period	$2,258	$7,141

Non-cash transactions:
Accrued payables for investment in utility plant	$37,510	$29,101
Property installed by developers and conveyed	$511	$6,093

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2022	December 31, 2021
Utility Plant
Utility plant, at cost	$2,112,923	$2,022,417
Less - Accumulated depreciation	(528,035)	(522,672)
Net utility plant	1,584,888	1,499,745

Other Property and Investments	31,975	38,659

Current Assets
Cash and cash equivalents	386	525
Accounts receivable — customers (less allowance for doubtful accounts of $6,315 in 2022 and $3,168 in 2021)	29,431	31,870
Unbilled receivable	18,181	20,525
Other accounts receivable (less allowance for doubtful accounts of $53 in 2022 and $53 in 2021)	2,068	3,791
Materials and supplies, at average cost	5,323	5,384
Regulatory assets — current	13,048	8,897
Prepayments and other current assets	5,642	4,223
Total current assets	74,079	75,215

Other Assets
Operating lease right-of-use assets	8,804	10,439
Other	14,427	14,424
Total other assets	23,231	24,863

Total Assets	$1,714,173	$1,638,482

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2022	December 31, 2021
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 170 shares in 2022 and 2021	$357,970	$356,530
Earnings reinvested in the business	275,429	259,156
Total common shareholder’s equity	633,399	615,686
Long-term debt	411,985	412,176
Total capitalization	1,045,384	1,027,862

Current Liabilities
Intercompany payable to Parent	112,235	—
Long-term debt — current	399	377
Accounts payable	60,033	50,627
Accrued other taxes	13,879	14,960
Accrued employee expenses	12,430	12,867
Accrued interest	6,052	4,210
Income taxes payable to Parent	6,169	2,972
Operating lease liabilities	1,780	2,029
Other	11,410	10,505
Total current liabilities	224,387	98,547

Other Credits
Intercompany payable to Parent	—	49,280
Advances for construction	65,190	66,707
Contributions in aid of construction — net	146,711	145,848
Deferred income taxes	133,762	132,314
Regulatory liabilities	17,609	32,979
Unamortized investment tax credits	1,099	1,153
Accrued pension and other postretirement benefits	58,535	61,170
Operating lease liabilities	7,477	8,891
Other	14,019	13,731
Total other credits	444,402	512,073

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,714,173	$1,638,482

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating Revenues
Water	$100,799	$102,768	$265,561	$269,430
Total operating revenues	100,799	102,768	265,561	269,430

Operating Expenses
Water purchased	20,304	24,093	58,115	60,248
Power purchased for pumping	3,878	3,584	9,182	8,590
Groundwater production assessment	5,650	5,185	14,726	14,845
Supply cost balancing accounts	885	(2,114)	(5,682)	(8,445)
Other operation	7,273	7,287	20,908	19,476
Administrative and general	14,362	13,677	43,945	41,973
Depreciation and amortization	8,475	8,272	25,573	24,547
Maintenance	2,526	2,140	7,193	6,236
Property and other taxes	4,995	5,185	14,440	14,665
Total operating expenses	68,348	67,309	188,400	182,135

Operating Income	32,451	35,459	77,161	87,295

Other Income and Expenses
Interest expense	(5,950)	(5,184)	(16,650)	(16,625)
Interest income	325	86	562	352
Other, net	(70)	429	(3,070)	2,684
Total other income and expenses, net	(5,695)	(4,669)	(19,158)	(13,589)

Income before income tax expense	26,756	30,790	58,003	73,706

Income tax expense	6,831	7,993	14,623	17,718

Net Income	$19,925	$22,797	$43,380	$55,988

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2021	170	$356,530	$259,156	$615,686
Add:
Net income			8,567	8,567
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		742		742
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at March 31, 2022	170	$357,311	$254,184	$611,495

Add:
Net income			14,888	14,888
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		274		274
Dividend equivalent rights on stock-based awards not paid in cash		31		31
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			31	31
Balances at June 30, 2022	170	$357,616	$255,541	$613,157

Add:
Net income			19,925	19,925
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		317		317
Dividend equivalent rights on stock-based awards not paid in cash		37		37
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			37	37
Balances at September 30, 2022	170	$357,970	$275,429	$633,399

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$43,380	$55,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,773	24,741
Provision for doubtful accounts	784	789
Deferred income taxes and investment tax credits	(1,433)	578
Stock-based compensation expense	2,194	2,249
Loss (gain) on investments held in a trust	6,445	(2,313)
Other — net	248	248
Changes in assets and liabilities:
Accounts receivable — customers	(1,678)	(8,555)
Unbilled receivable	2,344	(1,796)
Other accounts receivable	1,723	648
Materials and supplies	61	(262)
Prepayments and other assets	163	(469)
Regulatory assets	(12,549)	(7,316)
Accounts payable	3,918	5,799
Intercompany receivable/payable	25	694
Income taxes receivable/payable from/to Parent	3,197	(567)
Accrued pension and other postretirement benefits	(3,175)	1,308
Other liabilities	(152)	1,563
Net cash provided	71,268	73,327

Cash Flows From Investing Activities:
Capital expenditures	(107,668)	(90,299)
Note receivable from AWR parent	—	(23,000)
Receipt of payment of note receivable from AWR parent	—	23,000
Other investing activities	224	181
Net cash used	(107,444)	(90,118)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	5,489	10,604
Refunds on advances for construction	(3,941)	(3,613)
Repayments of long-term debt	(377)	(28,356)
Net change in intercompany borrowings	63,000	45,000
Dividends paid	(27,000)	(38,300)
Other financing activities	(1,134)	(1,163)
Net cash provided (used)	36,037	(15,828)

Net change in cash and cash equivalents	(139)	(32,619)
Cash and cash equivalents, beginning of period	525	35,578
Cash and cash equivalents, end of period	$386	$2,959

Non-cash transactions:
Accrued payables for investment in utility plant	$36,144	$27,399
Property installed by developers and conveyed	$511	$6,093

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVESI”), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), and Fort Riley Utility Services, Inc. (“FRUS”)).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries”. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
 GSWC and BVESI are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 263,000 customer connections. BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
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
Basis of Presentation: The consolidated financial statements and notes hereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. AWR owns all of the outstanding common shares of GSWC, BVESI and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
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
Related Party Transactions: As discussed below under Liquidity and Financing Plans, AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations.  Furthermore, GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVESI and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to the electric segment of approximately $663,000 and $653,000 during the three months ended September 30, 2022 and 2021, respectively, and $2.1 million during each of the nine month periods ended September 30, 2022 and 2021. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.3 million and $1.2 million during the three months ended September 30, 2022 and 2021, respectively, and $4.0 million during each of the nine months ended September 30, 2022 and 2021.
Liquidity and Financing Plans: AWR borrows under a revolving credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  AWR's credit agreement expires in May 2023 and all intercompany borrowing agreements will expire concurrent with the expiration of AWR's credit facility. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility.

On April 22, 2022, AWR’s credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The change in benchmark rates has not had a material impact on its financing costs. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.
Given that AWR’s credit agreement will expire in May 2023, the outstanding borrowings under the credit facility of $238.5 million as of September 30, 2022 have been classified as a current liability on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $234.4 million. Additionally, as of September 30, 2022, the $112.2 million of outstanding intercompany borrowings of GSWC from AWR have been classified as a current liability on GSWC’s Consolidated Balance Sheet, also creating a negative working-capital condition for GSWC of $150.3 million. As of November 7, 2022, neither AWR nor GSWC have sufficient liquidity or capital resources to repay their credit facility or intercompany borrowings, respectively, without issuing new debt or equity.
Management plans to renew and extend AWR’s credit facility prior to its expiration date, and is confident, given Registrant's history in obtaining revolving credit facilities to meet its working-capital needs, that AWR will successfully renew or extend its facility or obtain a new facility with the needed borrowing capacities required to run its operations. In addition, Registrant expects to issue long-term debt through GSWC during the fourth quarter of 2022, and use the proceeds to pay off outstanding borrowings under the intercompany borrowing arrangement with AWR. AWR intends to use the proceeds to pay off portions of the outstanding borrowings under its credit facility. Management believes that execution of its plan is probable based on Registrant’s ability to generate consistent cash flows, its A+ credit ratings, its relationships with lenders, and its history of successfully raising debt necessary to fund its operations. Accordingly, management has concluded that Registrant will be able to satisfy its obligations, including those under its credit facility, for at least the next twelve months from the issuance date of these financial statements. However, Registrant’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that Registrant will be successful in implementing its plan.
BVESI has a separate $35.0 million revolving credit facility without a parent guaranty, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of the LIBOR benchmark rate in 2023, the lender may replace LIBOR with a benchmark interest rate such as SOFR. BVESI does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period.
On April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. BVESI used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVESI’s revolving credit facility. As of September 30, 2022, there were $3.0 million outstanding borrowings under this facility.
COVID-19 Impact: GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR and its subsidiaries continue to monitor the guidance provided by federal, state, and local health authorities and other government officials. While continuing to monitor transmission rates and other variables, employees have returned to company offices.
During 2022, GSWC and BVESI continue to incur incremental costs in excess of their revenue requirements, primarily related to delinquent customer accounts receivable, due to the lingering effects of the pandemic that are being tracked in COVID-19-related memorandum accounts and recorded as regulatory assets (Note 3). As a result, the amounts recorded in the COVID-19-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings. Thus far, the COVID-19 pandemic has not had a material impact on ASUS’s current operations.
Accounting Pronouncements to Be Adopted in 2022: In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government such as government grants or assistance. The amendments were effective for all applicable entities for financial statements issued for annual periods beginning after December 15, 2021. Registrant does not anticipate that this guidance update will have a material impact on its financial statement disclosures.

Note 2 — Revenues
Most of Registrant’s revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities at GSWC and BVESI. ASUS’s initial 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on the Registrant’s balance sheets.
Although GSWC and BVESI have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and nine months ended September 30, 2022 and 2021, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Water:
Tariff-based revenues	$90,998	$100,256	$247,108	$261,231
Surcharges (cost-recovery activities)	672	1,095	2,018	2,604
Other	625	586	1,714	1,626
Water revenues from contracts with customers	92,295	101,937	250,840	265,461
WRAM under-collection (alternative revenue program)	8,504	831	14,721	3,969
Total water revenues	100,799	102,768	265,561	269,430

Electric:
Tariff-based revenues	8,891	8,791	29,824	28,798
Surcharges (cost-recovery activities)	29	32	88	278
Electric revenues from contracts with customers	8,920	8,823	29,912	29,076
BRRAM over-collection (alternative revenue program)	(1)	(259)	(884)	(865)
Total electric revenues	8,919	8,564	29,028	28,211

Contracted services:
Water	16,142	15,454	43,862	53,102
Wastewater	9,124	9,969	27,710	31,486
Contracted services revenues from contracts with customers	25,266	25,423	71,572	84,588

Total AWR revenues	$134,984	$136,755	$366,161	$382,229
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Unbilled receivables	$13,087	$14,835
Receivable from the U.S. government	$74,485	$79,818
Contract assets	$13,580	$9,587
Contract liabilities	$1,253	$257
Contract Assets - Contract assets are assets of ASUS and consist of unbilled revenues recognized from work-in-progress construction projects, where the right to payment is conditional on something other than the passage of time. The classification of this asset as current or noncurrent is based on the timing of when ASUS expects to bill these amounts.
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue.
Revenues for the three and nine months ended September 30, 2022, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three and nine months ended September 30, 2022 from performance obligations satisfied in previous periods were not material.

As of September 30, 2022, AWR’s aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.5 billion. AWR expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 32 to 46 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2022, GSWC and BVESI had approximately $60.4 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $76.2 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $3.7 million of regulatory liabilities are from flowed-through deferred income taxes, (iii) $25.5 million of net regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) $7.6 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
Regulatory assets represent costs incurred by GSWC and/or BVESI for which they have received or expect to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVESI consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI’s assets are not recoverable in customer rates, the applicable utility must determine if it has suffered an asset impairment that requires it to write down the asset’s value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
GSWC
Water Revenue Adjustment Mechanism and Modified Cost Balancing Account	$30,869	$13,326
Pensions and other post-retirement obligations (Note 8)	24,406	25,212
COVID-19 memorandum accounts	5,090	1,663
Excess deferred income taxes	(72,296)	(73,000)
Flow-through taxes, net	(3,429)	(5,552)
Other regulatory assets	16,342	16,949
Other regulatory liabilities	(5,543)	(2,680)
Total GSWC	$(4,561)	$(24,082)
BVESI
Derivative unrealized gain (Note 5)	(7,569)	(4,441)
Other regulatory assets	17,160	13,916
Other regulatory liabilities	(9,121)	(8,189)
Total AWR	$(4,091)	$(22,796)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2021.
Water General Rate Case:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022–2024. In November 2021, GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the nine months ended September 30, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022, and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC. In October 2022, the CPUC issued a decision approving an extension of the statutory deadline for a final decision in the water general rate case proceeding to February 14, 2023.
Cost of Capital Proceeding:
GSWC filed a cost of capital application in May 2021 currently pending CPUC approval. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. Based on management’s analysis of this regulatory proceeding and associated accounting to date, for the three and nine months ended September 30, 2022, GSWC reduced revenues by $1.9 million and $5.0 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate, which relates to the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
Alternative-Revenue Programs:
GSWC currently records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC.  The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate.
During the nine months ended September 30, 2022, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $20.7 million, based on 2021 authorized amounts, pending a final decision on the water general rate case. Once the CPUC issues a final decision on the general rate case, the WRAM and MCBA amounts recorded in 2022 will be updated to reflect the authorized 2022 amounts. Surcharges and surcredits have been implemented for all pre-2022 WRAM/MCBA balances.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of September 30, 2022, there were no WRAM under-collections that were estimated to be collected beyond this 24 month period.
COVID-19 Emergency Memorandum Accounts:
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowances for doubtful accounts during the nine months ended September 30, 2022. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVESI intend to file with the CPUC for future recovery.
As of September 30, 2022, GSWC and BVESI had approximately $5.1 million and $454,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings.
In January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers’ eligible balances. In February 2022, BVESI received $321,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
The CPUC requires that amounts tracked in GSWC’s and BVESI’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended. As a result, service disconnections due to nonpayment have resumed with disconnections for delinquent residential customers having resumed in June 2022.

Other BVESI Regulatory Assets:
Vegetation Management, Wildfire Mitigation Plans and Legislation
In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates through the year 2022. Among other things, the decision authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of September 30, 2022, BVESI had approximately $7.9 million in incremental vegetation management costs recorded as a regulatory asset, which has been included in its general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (“WMP”) to the CPUC for approval. The WMP must include a utility’s plans on constructing, maintaining and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC approved BVESI’s most recent WMP submission.
Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of September 30, 2022, BVESI has approximately $4.0 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. In December 2021, the independent accounting firm issued its final examination report, which contains the auditors' results and recommendations. While the final report did not identify any findings of inappropriate costs included in the WMP memorandum accounts under review, the report suggested that the CPUC should evaluate whether some of the costs recorded in the WMP memorandum accounts are incremental to what is being recovered in customer rates in its general rate case proceeding. At this time, BVESI considers the auditor's examination complete and does not expect further developments.
All capital expenditures and other costs incurred through September 30, 2022 as a result of BVESI's WMPs are not currently in rates and have been filed for future recovery in BVESI's general rate case application. These costs will be subject to review during the general rate case proceeding and the CPUC may refer to the recommendations of the independent auditor’s report at that time.
BVESI Winter Storm Regulatory Asset
BVESI activated a catastrophic emergency memorandum account (“CEMA”) to track the incremental costs incurred in response to a severe winter storm that occurred in February 2019, which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $452,000 were included in the CEMA account and recorded as a regulatory asset. BVESI subsequently filed for recovery of these costs.
In May 2021, the CPUC issued a decision denying BVESI’s request for recovery, claiming that BVESI did not adequately demonstrate that the costs incurred were incremental and beyond costs already included in BVESI’s revenue requirement. The decision allowed BVESI to file a new application on the issue of incrementality. In October 2021, BVESI filed a new application to continue pursuing recovery since BVESI believes the storm costs were incremental and beyond what was included in its revenue requirement. On November 3, 2022, the CPUC adopted a final decision authorizing BVESI’s request to recover the full amount included in this CEMA account through a twelve-month surcharge, which resolves this matter.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVESI for which they have received or expect to receive rate recovery in the future. Registrant believes that these regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVESI’s assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the regulatory asset to the amount that is probable of recovery.

Note 4 — Earnings per Share/Capital Stock
In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares, and that have been issued under AWR’s stock incentive plans for employees and the non-employee directors stock plans.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$25,654	$28,153	$59,767	$73,997
Less: (a) Distributed earnings to common shareholders	14,690	13,480	41,664	38,207
Distributed earnings to participating securities	38	37	104	100
Undistributed earnings	10,926	14,636	17,999	35,690

(b) Undistributed earnings allocated to common shareholders	10,897	14,596	17,955	35,597
Undistributed earnings allocated to participating securities	29	40	44	93
Total income available to common shareholders, basic (a)+(b)	$25,587	$28,076	$59,619	$73,804

Weighted average Common Shares outstanding, basic	36,958	36,933	36,953	36,916
Basic earnings per Common Share	$0.69	$0.76	$1.61	$2.00
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of September 30, 2022 and 2021 under these plans. At September 30, 2022 and 2021, there were 96,629 and 101,267 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Common shareholders earnings, basic	$25,587	$28,076	$59,619	$73,804
Undistributed earnings for dilutive stock-based awards	29	40	44	93
Total common shareholders earnings, diluted	$25,616	$28,116	$59,663	$73,897

Weighted average common shares outstanding, basic	36,958	36,933	36,953	36,916
Stock-based compensation (1)	84	92	81	88
Weighted average common shares outstanding, diluted	37,042	37,025	37,034	37,004

Diluted earnings per Common Share	$0.69	$0.76	$1.61	$2.00
.

(1)     All of the 96,629 and 101,267 restricted stock units at September 30, 2022 and 2021, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021.
During the nine months ended September 30, 2022 and 2021, AWR issued 24,612 and 47,149 of common shares related to restricted stock units, respectively.
During the nine months ended September 30, 2022 and 2021, AWR paid $1.2 million and $1.3 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2022 and 2021, GSWC paid $1.1 million and $1.2 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2022 and 2021, AWR paid quarterly dividends of approximately $14.7 million, or $0.3975 per share, and $13.5 million, or $0.365 per share, respectively. During the nine months ended September 30, 2022 and 2021, AWR paid quarterly dividends of approximately $41.7 million, or $1.1275 per share, and $38.2 million, or $1.035 per share, respectively.
During the three months ended September 30, 2021, GSWC paid dividends of $13.5 million to AWR. During the three months ended September 30, 2022, GSWC did not pay a dividend to AWR. Instead, ASUS paid a $14.7 million dividend to AWR during this period. During the nine months ended September 30, 2022 and 2021, GSWC paid dividends of $27.0 million and $38.3 million, respectively, to AWR during these periods.
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
BVESI's purchase power contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact AWR’s earnings. As of September 30, 2022, there was a $7.6 million unrealized gain recorded as an asset with a corresponding regulatory liability in the same amount recorded in the memorandum account for the purchased power contracts. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2022 was 254,022 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2022 and 2021. The change in fair value was due to the change in market energy prices during the three and nine months ended September 30, 2022.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Fair value at beginning of the period	$8,114	$2,810	$4,441	$(1,537)
Unrealized (losses) gains on purchased power contracts	(545)	5,065	3,128	9,412
Fair value at end of the period	$7,569	$7,875	$7,569	$7,875

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $25.0 million as of September 30, 2022 and $31.5 million as of December 31, 2021. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. At September 30, 2022, the outstanding long-term debt held by AWR includes $35.0 million of new debt issued in April 2022 by BVESI. As of December 31, 2021, all outstanding long-term debt was held by GSWC. The fair values as of September 30, 2022 and December 31, 2021 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$450,373	$416,999	$415,788	$490,852

	September 30, 2022		December 31, 2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$415,373	$384,685	$415,788	$490,852

__________________
(1) Excludes debt issuance costs of approximately $3.2 million.
(2) Excludes debt issuance costs of approximately $3.0 million.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 24.6% and 26.0% for the three months ended September 30, 2022 and 2021, respectively, and was 24.1% and 23.9% for the nine months ended September 30, 2022 and 2021, respectively. GSWC’s ETR was 25.5% and 26.0% for the three months ended September 30, 2022 and 2021, respectively, and was 25.2% and 24.0% for the nine months ended September 30, 2022 and 2021, respectively.
The AWR and GSWC ETRs differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including the excess tax benefits from share-based payments, which were reflected in the income statements and resulted in a reduction to income tax expense during the three and nine months ended September 30, 2022 and 2021; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flow-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Flow-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2022 and 2021 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$1,411	$1,487	$30	$31	$298	$348
Interest cost	1,850	1,700	13	22	256	229
Expected return on plan assets	(3,291)	(3,137)	(147)	(134)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	—	876	(478)	(488)	145	419
Net periodic benefits costs under accounting standards	79	1,035	(582)	(569)	699	996
Regulatory adjustment - deferred	—	(254)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$79	$781	$(582)	$(569)	$699	$996

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2022	2021	2022	2021	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$4,233	$4,737	$96	$111	$894	$1,044
Interest cost	5,550	5,124	45	84	768	687
Expected return on plan assets	(9,873)	(9,405)	(441)	(402)	—	—
Amortization of prior service cost	327	327	—	—	—	—
Amortization of actuarial (gain) loss	—	2,862	(1,302)	(1,062)	435	1,257
Net periodic benefits costs under accounting standards	237	3,645	(1,602)	(1,269)	2,097	2,988
Regulatory adjustment - deferred	—	(956)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$237	$2,689	$(1,602)	$(1,269)	$2,097	$2,988

For the pension plan obligation, Registrant used a discount rate of 2.89% as of December 31, 2021 to determine the projected benefit obligation (“PBO”) of $259.8 million. Discount rates as of September 30, 2022 are approximately 261-basis points higher than those used as of December 31, 2021 based on recent changes in market interest-rate conditions. A 261-basis point increase in the assumed discount rate would have decreased the PBO as of December 31, 2021 by approximately 28% or $73.6 million, which decreases the underfunded status of the pension plan. However, this decrease in the underfunded status caused by the higher discount rate would be largely offset by the decrease in the fair value of plan assets since December 31, 2021 resulting from current market conditions and related volatility experienced thus far in 2022. In September 2022, Registrant contributed approximately $3.1 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVESI each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs.
GSWC’s actual pension expense was lower than the amounts included in water customer rates for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $254,000 and $956,000, respectively. BVESI’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As of September 30, 2022, GSWC and BVESI had over-collections in their two-way pension balancing accounts of $1,087,000 and $370,000, respectively, included as part of regulatory assets and liabilities (Note 3).

Note 9 — Contingencies
Environmental Clean-Up and Remediation at GSWC:
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
As of September 30, 2022, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2022, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for two years of continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
Contracted Services:
ASUS’s utility privatization contract services are provided to the U.S. government pursuant to the terms of 50-year firm, fixed-price contracts subject to annual economic price adjustments. Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS is currently under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects. ASUS is cooperating fully with the investigation and management does not currently believe that the investigation will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity. However, at this time, management cannot predict the final outcome or recommendations that may result from the investigation or determine the amount, if any, of penalties and damages that may be assessed.
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
All of GSWC’s and BVESI’s business activities are conducted in California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia. Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations. Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR Parent. The utility plant amounts are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash, excluding property installed by developers and conveyed to GSWC or BVESI, and U.S. government- and third-party contractor-funded capital expenditures for ASUS.

	As Of And For The Three Months Ended September 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$100,799	$8,919	$25,266	$—	$134,984
Operating income (loss)	32,451	2,337	5,553	(1)	40,340
Interest expense (income), net	5,625	355	(27)	711	6,664
Net property, plant and equipment	1,584,888	115,379	17,885	—	1,718,152
Depreciation and amortization expense (1)	8,475	709	933	—	10,117
Income tax expense (benefit)	6,831	478	1,347	(296)	8,360
Capital additions	40,684	4,711	109	—	45,504

	As Of And For The Three Months Ended September 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$102,768	$8,564	$25,423	$—	$136,755
Operating income (loss)	35,459	2,053	5,273	(1)	42,784
Interest expense (income), net	5,098	101	(141)	162	5,220
Net property, plant and equipment	1,471,740	101,952	20,854	—	1,594,546
Depreciation and amortization expense (1)	8,272	644	910	—	9,826
Income tax expense	7,993	537	1,265	83	9,878
Capital additions	26,490	3,941	143	—	30,574

	As Of And For The Nine Months Ended September 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$265,561	$29,028	$71,572	$—	$366,161
Operating income (loss)	77,161	7,973	13,894	(6)	99,022
Interest expense (income), net	16,088	763	(264)	1,272	17,859
Net property, plant and equipment	1,584,888	115,379	17,885	—	1,718,152
Depreciation and amortization expense (1)	25,573	2,049	2,780	—	30,402
Income tax expense (benefit)	14,623	1,645	3,399	(641)	19,026
Capital additions	107,668	13,485	903	—	122,056

	As Of And For The Nine Months Ended September 30, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$269,430	$28,211	$84,588	$—	$382,229
Operating income (loss)	87,295	7,296	16,375	(6)	110,960
Interest expense (income), net	16,273	275	(458)	617	16,707
Net property, plant and equipment	1,471,740	101,952	20,854	—	1,594,546
Depreciation and amortization expense (1)	24,547	1,925	2,684	—	29,156
Income tax expense (benefit)	17,718	1,879	3,927	(270)	23,254
Capital additions	90,299	15,139	1,283	—	106,721
(1)      Depreciation computed on GSWC’s and BVESI’s transportation equipment is recorded in other operating expenses and totaled $97,000 and $94,000 for the three months ended September 30, 2022 and 2021, respectively, and totaled $286,000 and $283,000 for the nine months ended September 30, 2022 and 2021, respectively.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2022	2021
Total net property, plant and equipment	$1,718,152	$1,594,546
Other assets	264,423	280,254
Total consolidated assets	$1,982,575	$1,874,800

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
Included in the following analysis is a discussion of AWR’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by AWR’s weighted average number of diluted common shares. Furthermore, the gains and losses generated on the investments held to fund one of the Company’s retirement plans during the three and nine months ended September 30, 2022 and 2021 have been excluded when communicating the results to help facilitate comparisons of AWR’s performance from period to period. Also, the retroactive impact of new 2022 water rates not yet recorded due to the delay in receiving a final decision from the CPUC, which will be retroactive to January 1, 2022 when approved, have been included when communicating AWR’s consolidated and its water segment’s results for the three and nine months ended September 30, 2022 to help facilitate comparisons of AWR’s performance from period to period. All of these measures are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States. These items constitute “non-GAAP financial measures” under the Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of Third Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2021 filed with the SEC.
Water and Electric Segments:
GSWC’s and BVESI’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVESI customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. GSWC and BVESI plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVESI are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVESI may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2022–2024:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022 – 2024. In November 2021, GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, leaving only three unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle. The settlement also authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have recently been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022. Advice letter projects are filed for revenue recovery only when the projects are completed.
Excluding the advice letter project revenues, the amounts included in the settlement agreement would increase the 2022 adopted revenues by approximately $30.3 million, or $0.59 per share, as compared to the 2021 adopted revenues, and increase the 2022 adopted supply costs by $9.7 million, or $0.19 per share, as compared to the 2021 adopted supply costs, which combined is $0.40 per share. The settlement agreement also allows for the potential of additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values.

The three remaining unresolved issues relate to GSWC’s requests for: (i) a medical insurance cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC’s customer service areas. GSWC and Public Advocates have filed briefs with the CPUC on these unsettled issues. A proposed decision will address the three unresolved issues along with the settlement agreement filed by GSWC and Public Advocates. Pending a final decision on this general rate case application, GSWC filed with the CPUC for interim rates that will make the new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. In October 2022, the CPUC issued a decision approving an extension of the statutory deadline for a final decision in the water general rate case proceeding to February 14, 2023.
Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the first nine months of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC. Had the new 2022 water rates been approved and effective January 1, 2022 consistent with the settlement agreement between GSWC and Public Advocates, for the three months ended September 30, 2022, GSWC would have recorded additional revenues of $8.7 million, or $0.17 per share, and additional water supply costs of $3.4 million, or $0.07 per share, which together is $0.10 per share higher than what was actually recorded for the third quarter of 2022. For the nine months ended September 30, 2022, GSWC would have recorded additional revenues of $22.7 million, or $0.44 per share, and additional water supply costs of $7.7 million, or $0.15 per share, which together is $0.29 per share higher than what was actually recorded for the first nine months of 2022.
Final Decision in the First Phase of the Low-Income Affordability Rulemaking:
In August 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. This decision also addressed other issues, including the discontinued use of the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”). The MCBA is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than, or more than, full recovery of its authorized revenue and supply costs.
As a result of the August 2020 decision, the discontinuation of the WRAM and MCBA for GSWC would be effective for years after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of the WRAM in their next general rate case. With the passage of SB 1469, GSWC will be able to request the continued use of the WRAM in its next general rate case to be filed in 2023 that will establish new rates for the years 2025 – 2027. GSWC’s request to continue using the WRAM in its next general rate case will be subject to CPUC approval.
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on the discontinuation of the WRAM and MCBA, which the CPUC denied in September 2021. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court (“Court”) to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court has ordered GSWC, along with the other IOWUs and CWA, to file opening briefs, which were filed on September 1. The CPUC’s answer to the opening brief is due by November 15 and reply briefs are due by December 15. However, as a result of SB 1469, in October 2022 the CPUC filed a motion to dismiss the IOWUs and CWA’s petition with the Court, and also requested that the Court suspend the proceeding schedule until it rules on the motion to dismiss. The Court granted the CPUC’s request to suspend the proceeding schedule. There is no timeline for the Court to complete their review. At this time, management cannot predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. The final decision requires that amounts tracked in GSWC’s COVID-19 Catastrophic Event Memorandum Account (“CEMA”) account for unpaid customer bills be first offset by any (i) federal or state relief for customers' utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. In January 2022, GSWC received $9.5 million of relief funding from the state of California for customers' unpaid water bills incurred during the pandemic, which it applied to its delinquent customers' eligible balances.
In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision, which the CPUC denied in May 2022. In March 2022, CWA filed a petition for writ of review to the California Supreme Court, urging the Court to review the CPUC’s final decision on the second phase of the Low-

Income Affordability Rulemaking. CWA amended its petition to reflect the CPUC’s decision denying the requests for rehearing. In September 2022, the Supreme Court denied CWA’s amended petition for writ of review.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 currently pending approval, which requested a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, an embedded cost of debt of 5.1%, and a return on rate base of 8.18%. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. Based on management's analysis of this regulatory proceeding and associated accounting to date, for the three and nine months ended September 30, 2022, GSWC reduced revenues by $1.9 million and $5.0 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. The lower cost of debt of 5.1% is expected to lower 2022 adopted water revenues by approximately $7.5 million, or $0.15 per share, as compared to 2021 adopted water revenues at the currently authorized cost of debt of 6.6% that is presently being billed to water customers until a final decision is issued in this proceeding.
In the pending cost of capital proceeding, GSWC requested authorization to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by more than 100 basis points from the benchmark, which triggered the WCCM adjustment. The WCCM is expected to be addressed by the CPUC in the pending proposed decision.
Electric General Rate Cases:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case that set new rates for the years 2018 – 2022. Among other things, the decision increased adopted electric revenues by $1.0 million in 2022 not subject to an earnings test. The decision also allowed BVESI to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and a debt cost that are consistent with those approved by the CPUC in March 2018 in connection with GSWC's water segment cost of capital proceeding.
On August 30, 2022, BVESI filed a general rate case application that will determine new electric rates for the years 2023 – 2026. Among other things, BVESI requested (i) capital budgets of approximately $62 million for the four-year rate cycle, and another $6.2 million for a large line replacement capital project to be filed for revenue recovery through an advice letter when the project is completed, and (ii) a capital structure for BVESI of 61.8% equity and 38.2% debt, a return on equity of 11.25%, an embedded cost of debt of 5.1%, and a return on rate base of 9.05%. Furthermore, included in the general rate case application is a request for recovery of all capital expenditures and other costs incurred over the last few years in connection with BVESI’s wildfire mitigation plans that are currently not in customer rates. These costs will be subject to review by the CPUC during the general rate case proceeding. A pre-hearing conference has been scheduled for December 16, 2022 at which time the scope of issues and schedule for the proceeding will be determined. On November 2, 2022, BVESI filed a motion to request a general rate case memorandum account that would make the new 2023 rates, once approved in a CPUC final decision, effective and retroactive to January 1, 2023.
Contracted Services Segment:
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
Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS is currently under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects. ASUS is cooperating fully with the investigation and management does not currently believe that the investigation will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity. However, at this time, management cannot predict the final outcome or recommendations that may result from the investigation or determine the amount, if any, of penalties and damages that may be assessed.

COVID-19:
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR and its subsidiaries continue to monitor the guidance provided by federal, state, and local health authorities and other government officials. While continuing to monitor transmission rates and other variables, employees have returned to company offices. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts during the nine months ended September 30, 2022. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVESI intend to file with the CPUC for future recovery. As of September 30, 2022, GSWC and BVESI had approximately $5.1 million and $454,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings.
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
The CPUC requires that amounts tracked in GSWC’s and BVESI’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended. As a result, service disconnections due to nonpayment have resumed with disconnections for delinquent residential customers having resumed in June 2022.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2022	9/30/2021	CHANGE
Water	$0.54	$0.62	$(0.08)
Electric	0.04	0.04	—
Contracted services	0.12	0.11	0.01
AWR (parent)	(0.01)	(0.01)	—
Consolidated diluted earnings per share, as recorded	$0.69	$0.76	$(0.07)
For the three months ended September 30, 2022, AWR’s recorded consolidated diluted earnings were $0.69 per share, as compared to $0.76 per share for the same period in 2021, a decrease of $0.07 per share. Included in the results for the third quarter ended September 30, 2022 were losses totaling $1.3 million, or approximately $0.03 per share, on investments held to fund one of the Company’s retirement plans, as compared to gains of $104,000 for the same period in 2021, both due to financial market conditions. Furthermore, due to the delay in receiving a final decision from the CPUC on GSWC’s pending water general rate case that will set new rates beginning in 2022, water revenues billed and recorded for the third quarter of 2022 were based on 2021 adopted rates, pending a final decision. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC. Had the new 2022 water rates been approved and effective January 1, 2022 consistent with the settlement agreement reached between GSWC and Public Advocates, GSWC would have recorded additional revenues of $8.7 million, or $0.17 per share, and additional water supply costs of $3.4 million, or $0.07 per share, which combined would have been $0.10 per share higher than what was actually recorded for the third quarter of 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs in the results for the third quarter of 2022 had the water general rate case not been delayed, adjusted consolidated diluted earnings for the third quarter of 2022 were $0.82 per share as compared to adjusted diluted earnings of $0.76 per share for the same period in 2021, an adjusted increase of $0.06 per share, or a 7.9% increase.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended September 30, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q3 2022	Q3 2021	Q3 2022	Q3 2021	Q3 2022	Q3 2021	Q3 2022	Q3 2021	Q3 2022	Q3 2021
Operating income (Note 10)	$32,451	$35,459	$2,337	$2,053	$5,553	$5,273	$(1)	$(1)	$40,340	$42,784
Other income and expense	5,695	4,669	243	33	(65)	(111)	453	162	6,326	4,753
Income tax expense (benefit)	6,831	7,993	478	537	1,347	1,265	(296)	83	8,360	9,878
Net income	$19,925	$22,797	$1,616	$1,483	$4,271	$4,119	$(158)	$(246)	$25,654	$28,153
Weighted Average Number of Diluted Shares	37,042	37,025	37,042	37,025	37,042	37,025	37,042	37,025	37,042	37,025
Diluted earnings per share	$0.54	$0.62	$0.04	$0.04	$0.12	$0.11	$(0.01)	$(0.01)	$0.69	$0.76
Water Segment:
For the three months ended September 30, 2022, recorded diluted earnings from the water utility segment were $0.54 per share, as compared to $0.62 per share for the same period in 2021, a decrease of $0.08 per share. As discussed above, the decrease was partly due to losses totaling $1.3 million, or approximately $0.03 per share, incurred during the third quarter of 2022 on investments held to fund one of the Company's retirement plans, as compared to nominal gains recorded for the same period in 2021. Furthermore, and also discussed above, the water segment's third quarter 2022 results would have included an additional $0.10 per share had there been no delay in receiving a final decision in the water general rate case that approved the new 2022 rates effective January 1, 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs in the results for the third quarter of 2022 had the water general rate case not been delayed, adjusted diluted earnings for the third quarter of 2022 at the water segment were $0.67 per share as compared to adjusted diluted earnings of $0.62 per share for the same period in 2021, an adjusted increase at the water segment of $0.05 per share, or an 8.1% increase, despite a $0.04 per share reduction in 2022's third quarter earnings as a result of the lower cost of debt in the pending cost of capital proceeding discussed below.

Excluding only the gains and losses on investments from both periods discussed above, adjusted diluted earnings at the water segment for the third quarter of 2022 were $0.57 per share, as compared to adjusted earnings of $0.62 per share for the third quarter of 2021, an adjusted decrease of $0.05 per share due primarily to the following items:
•A decrease in water operating revenues of $2.0 million largely as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to revenues of $1.9 million, or $0.04 per share, to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. As discussed previously, water revenues billed and recorded during the third quarter of 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.

•A decrease in water supply costs of $31,000, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the third quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. A decrease in water supply costs results in a corresponding decrease in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $1.1 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in (i) administrative and general expenses resulting from higher employee-related benefits and insurance costs, (ii) depreciation and amortization expenses resulting from additions to utility plant, and (iii) maintenance expenses.
•An increase in interest expense (net of interest income) of $527,000 resulting primarily from an overall increase in total borrowing levels to support, among other things, the capital expenditures program at GSWC.
•An overall increase in other income (net of other expenses) of $880,000 due primarily from a decrease in the non-service cost components related to GSWC’s benefit plans resulting from lower actuarial losses recognized during the third quarter of 2022 as compared to the same period in 2021.
Electric Segment:
Diluted earnings from the electric utility segment were $0.04 per share for the three months ended September 30, 2022 and 2021. An increase in electric operating revenues resulting from CPUC-approved rate increases effective January 1, 2022 and a lower effective income tax rate at the electric segment due to changes in flow-through taxes were mostly offset by higher operating and interest expenses. In April 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of 10 and 15 year term notes. BVESI used the proceeds to pay down all outstanding borrowings under its credit facility as required by the CPUC. Borrowings under the credit facility bear lower short-term rates.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.01 per share for the three months ended September 30, 2022 as compared to the same period in 2021, largely due to an increase in management fee revenue resulting from resolution of various economic price adjustments, partially offset by higher overall operating expenses as compared to the same period of 2021.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2022	9/30/2021	CHANGE
Water	$1.17	$1.51	$(0.34)
Electric	0.16	0.14	0.02
Contracted services	0.29	0.35	(0.06)
AWR (Parent)	(0.01)	—	(0.01)
Consolidated diluted earnings per share, as recorded	$1.61	$2.00	$(0.39)
For the nine months ended September 30, 2022, AWR’s recorded consolidated diluted earnings were $1.61 per share, as compared to $2.00 per share for the same period in 2021, a decrease of $0.39 per share. Included in the results for the nine months ended September 30, 2022 were losses totaling $6.4 million, or $0.13 per share, on investments held to fund one of the Company's retirement plans as compared to gains of $2.3 million, or $0.04 per share, for the same period in 2021, a net decrease in earnings of $0.17 per share, both due to financial market conditions. Furthermore, and as previously discussed, due to the delay in finalizing the water general rate case, water revenues billed and recorded for the nine months ended September 30, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. Had the new 2022 water rates been approved by the CPUC effective January 1, 2022, GSWC would have recorded additional revenues of $22.7 million, or $0.44 per share, and additional water supply costs of $7.7 million, or $0.15 per share, which combined would have been $0.29 per share higher than what was actually recorded for the nine months ended September 30, 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs in the results for the nine months ended September 30, 2022 had the water general rate case not been delayed, adjusted consolidated diluted earnings for the nine months ended September 30, 2022 were $2.03 per share as compared to adjusted diluted earnings of $1.96 per share for the same period in 2021, an adjusted increase of $0.07 per share.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the nine months ended September 30, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021	YTD 2022	YTD 2021
Operating income (Note 10)	$77,161	$87,295	$7,973	$7,296	$13,894	$16,375	$(6)	$(6)	$99,022	$110,960
Other income and expense	19,158	13,589	431	107	(374)	(346)	1,014	359	20,229	13,709
Income tax expense (benefit)	14,623	17,718	1,645	1,879	3,399	3,927	(641)	(270)	19,026	23,254
Net income	$43,380	$55,988	$5,897	$5,310	$10,869	$12,794	$(379)	$(95)	$59,767	$73,997
Weighted Average Number of Diluted Shares	37,034	37,004	37,034	37,004	37,034	37,004	37,034	37,004	37,034	37,004
Diluted earnings per share	$1.17	$1.51	$0.16	$0.14	$0.29	$0.35	$(0.01)	$—	$1.61	$2.00
Water Segment:
For the nine months ended September 30, 2022, recorded diluted earnings from the water utility segment were $1.17 per share, as compared to $1.51 per share for the same period in 2021, a decrease of $0.34 per share. As discussed above, the decrease at the water segment was partly due to losses of $0.13 per share incurred during the nine months ended September 30, 2022 on investments held to fund a retirement plan, as compared to gains of $0.04 per share for the same period in 2021, a net decrease in earnings of $0.17 per share. Furthermore, and also discussed above, the water segment’s results for the nine months ended September 30, 2022 would have included an additional $0.29 per share had there been no delay in receiving a final decision in the water general rate case that approved the new 2022 rates effective January 1, 2022.
Excluding the gains and losses on investments from both periods, and including the additional revenues and water supply costs in the results for the nine months ended September 30, 2022 had the water general rate case not been delayed, adjusted diluted earnings for the nine months ended September 30, 2022 at the water segment were $1.59 per share as compared to adjusted diluted earnings of $1.47 per share for the same period in 2021, an adjusted increase at the water segment of $0.12 per share, or an 8.2% increase, despite a $0.10 per share reduction in earnings during the nine months ended September 30, 2022 as a result of the lower cost of debt in the pending cost of capital proceeding discussed below.

Excluding only the gains and losses on investments from both periods discussed above, adjusted diluted earnings at the water segment for the nine months ended September 30, 2022 were $1.30 per share, as compared to adjusted earnings of $1.47 per share for the same period in 2021, an adjusted decrease of $0.17 per share due to the following items:
•A decrease in water operating revenues of $3.9 million largely as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to revenues during the nine months ended September 30, 2022 of $5.0 million, or $0.10 per share, to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs. Due to regulatory mechanisms in place for water supply costs, the increase in operating revenues includes the full recovery of the increases in supply costs discussed below. As discussed previously, water revenues billed and recorded for the nine months ended September 30, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.
•An increase in water supply costs of $1.1 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the nine months ended September 30, 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. An increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $5.2 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in (i) operation-related expenses resulting from higher chemical and water treatment costs, transportation expenses, and conservation spending, (ii) administrative and general expenses resulting from higher insurance costs and employee-related benefits, (iii) depreciation and amortization expenses resulting from additions to utility plant, and (iv) maintenance expenses.
•An overall increase in other income (net of other expenses) of $3.0 million due primarily from a decrease in the non-service cost components related to GSWC’s benefit plans resulting from lower actuarial losses recognized during the first nine months of 2022 as compared to the same period in 2021.
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
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the nine months ended September 30, 2022 as compared to the same period in 2021, largely due to an increase in electric operating revenues resulting from CPUC-approved rate increases effective January 1, 2022 and a lower effective income tax rate at the electric segment due to changes in flow-through taxes, partially offset by higher operating and interest expenses. In April 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of 10 and 15 year term notes. BVESI used the proceeds to pay down all outstanding borrowings under its credit facility as required by the CPUC. Borrowings under the credit facility bear lower short-term rates.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.06 per share for the nine months ended September 30, 2022 as compared to the same period in 2021, largely due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply-chain lead-times, weather conditions, and other delays. There was also an increase in overall operating expenses. These decreases to earnings at the contracted services segment were partially offset by an increase in management fees. As it continues to experience challenges in its construction activity, the contracted services segment is expected to contribute $0.43 to $0.47 per share for the full 2022 year.

AWR (Parent):
For the nine months ended September 30, 2022, diluted earnings from AWR (parent) decreased $0.01 per share compared to the same period in 2021 due primarily to an increase in interest expense resulting from higher short-term interest rates on borrowings made under AWR's revolving credit facility.
The following discussion and analysis for the three and nine months ended September 30, 2022 and 2021 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$100,799	$102,768	$(1,969)	(1.9)%
Electric	8,919	8,564	355	4.1%
Contracted services	25,266	25,423	(157)	(0.6)%
Total operating revenues	134,984	136,755	(1,771)	(1.3)%

OPERATING EXPENSES
Water purchased	20,304	24,093	(3,789)	(15.7)%
Power purchased for pumping	3,878	3,584	294	8.2%
Groundwater production assessment	5,650	5,185	465	9.0%
Power purchased for resale	2,673	2,875	(202)	(7.0)%
Supply cost balancing accounts	640	(2,446)	3,086	(126.2)%
Other operation	9,696	9,414	282	3.0%
Administrative and general	21,594	20,255	1,339	6.6%
Depreciation and amortization	10,117	9,826	291	3.0%
Maintenance	3,408	2,979	429	14.4%
Property and other taxes	5,942	6,052	(110)	(1.8)%
ASUS construction	10,742	12,154	(1,412)	(11.6)%
Total operating expenses	94,644	93,971	673	0.7%

OPERATING INCOME	40,340	42,784	(2,444)	(5.7)%

OTHER INCOME AND EXPENSES
Interest expense	(7,331)	(5,553)	(1,778)	32.0%
Interest income	667	333	334	100.3%
Other, net	338	467	(129)	(27.6)%
	(6,326)	(4,753)	(1,573)	33.1%

INCOME BEFORE INCOME TAX EXPENSE	34,014	38,031	(4,017)	(10.6)%

Income tax expense	8,360	9,878	(1,518)	(15.4)%

NET INCOME	$25,654	$28,153	$(2,499)	(8.9)%

Basic earnings per Common Share	$0.69	$0.76	$(0.07)	(9.2)%

Fully diluted earnings per Common Share	$0.69	$0.76	$(0.07)	(9.2)%

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
Water
Due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the three months ended September 30, 2022 were based on 2021 adopted rates, pending a CPUC final decision on GSWC’s general rate case application. For the three months ended September 30, 2022, revenues from water operations decreased by $2.0 million to $100.8 million as compared to the same period in 2021 as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to water revenues of $1.9 million to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application.
Billed water consumption for the third quarter of 2022 was lower by approximately 10.1% as compared to the same period in 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended September 30, 2022 increased by $355,000 to $8.9 million as a result of new CPUC-approved electric rates effective January 1, 2022, partially offset by a 4.5% decrease in electric usage as compared to the same period in 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended September 30, 2022, revenues from contracted services decreased $157,000 to $25.3 million as compared to $25.4 million for the same period in 2021. The decrease was due to lower construction activity resulting, in part, from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply-chain lead-times, weather conditions, and other delays. This decrease was largely offset by increases in management fees due to the successful resolution of various economic price adjustments.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. As of September 30, 2022, ASUS has been awarded approximately $31.1 million in new construction projects for completion in 2022 through 2025. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 35.0% and 35.4% of total operating expenses for the three months ended September 30, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The actual percentages of purchased water for the three months ended September 30, 2022 and 2021 were approximately 44% and 47%, respectively, as compared to the authorized adopted percentages of 37% for the three months ended September 30, 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the third quarter of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC on GSWC’s general rate case application.
Under the current CPUC-approved Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended September 30, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water purchased	$20,304	$24,093	$(3,789)	-15.7%
Power purchased for pumping	3,878	3,584	294	8.2%
Groundwater production assessment	5,650	5,185	465	9.0%
Water supply cost balancing accounts *	885	(2,114)	2,999	-141.9%
Total water supply costs	$30,717	$30,748	$(31)	-0.1%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $640,000 and $(2,446,000) for the three months ended September 30, 2022 and 2021, respectively.
Purchased water costs for the third quarter of 2022 decreased to $20.3 million as compared to $24.1 million for the same period in 2021 primarily due to decreases in water consumption and production that are being driven by drought conditions and rationing, as well as a lower mix of purchased water compared to the same period in 2021, partially offset by increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates. Groundwater production assessments increased due to a higher mix of pumped water compared to the three months ended September 30, 2021.
For the three months ended September 30, 2022, the water supply cost balancing account had an $885,000 over-collection as compared to a $2.1 million under-collection during the same period in 2021. The decrease in the under-collection was primarily due to the effect of rate increases implemented mid-year 2021 at certain rate-making areas to specifically cover increases in supply costs experienced in these areas, thereby decreasing the under-collection, partially offset by increases in wholesale water costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended September 30, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Power purchased for resale	$2,673	$2,875	$(202)	-7.0%
Electric supply cost balancing account *	(245)	(332)	87	-26.2%
Total electric supply costs	$2,428	$2,543	$(115)	-4.5%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $640,000 and $(2,446,000) for the three months ended September 30, 2022 and 2021, respectively.
For the three months ended September 30, 2022, the cost of power purchased for resale to BVESI’s electric customers decreased by $202,000 to $2.7 million as compared to $2.9 million during the same period in 2021 due to a decrease in customer usage and lower average prices per megawatt-hour that include all fixed costs. The average price per megawatt-hour, including fixed costs, decreased from $79.03 for the three months ended September 30, 2021 to $77.47 for the same period in 2022. The under-collection in the electric supply cost balancing account decreased by $87,000 as compared to the three months ended September 30, 2021 due to lower customer usage.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2022 and 2021, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$7,273	$7,287	$(14)	(0.2)%
Electric Services	814	705	109	15.5%
Contracted Services	1,609	1,422	187	13.2%
Total other operation	$9,696	$9,414	$282	3.0%
For the three months ended September 30, 2022, the increase in other operation expenses at the electric segment was due primarily to higher transportation and outside-service costs. The increase at the contracted services segment was due primarily to higher operation-related labor, transportation, and chemical costs. Transportation costs were higher due, in part, to increases in fuel costs compared to the same period in 2021.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$14,362	$13,677	$685	5.0%
Electric Services	2,026	2,039	(13)	(0.6)%
Contracted Services	5,205	4,538	667	14.7%
AWR (parent)	1	1	—	—%
Total administrative and general	$21,594	$20,255	$1,339	6.6%
Administrative and general expenses increased at the water segment largely due to an increase in insurance costs and employee-related benefits, partially offset by a decrease in outside-service costs. The increase at the contracted services segment is mainly due to higher outside services, insurance and travel expenses.
Depreciation and Amortization
For the three months ended September 30, 2022 and 2021, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$8,475	$8,272	$203	2.5%
Electric Services	709	644	65	10.1%
Contracted Services	933	910	23	2.5%
Total depreciation and amortization	$10,117	$9,826	$291	3.0%
The overall increase in depreciation and amortization expenses resulted from additions to utility plant and other fixed assets since the third quarter of 2021.

Maintenance
For the three months ended September 30, 2022 and 2021, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$2,526	$2,140	$386	18.0%
Electric Services	131	158	(27)	(17.1)%
Contracted Services	751	681	70	10.3%
Total maintenance	$3,408	$2,979	$429	14.4%
Maintenance expense increased at the water and contracted services segments due to higher unplanned maintenance expenses as compared to the same period in 2021.
Property and Other Taxes
For the three months ended September 30, 2022 and 2021, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$4,995	$5,185	$(190)	(3.7)%
Electric Services	474	422	52	12.3%
Contracted Services	473	445	28	6.3%
Total property and other taxes	$5,942	$6,052	$(110)	(1.8)%
Property and other taxes decreased at the water segment mostly due to changes in assessed property values and tax rates.
ASUS Construction
For the three months ended September 30, 2022, construction expenses for contracted services were $10.7 million, decreasing $1.4 million compared to the same period in 2021 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply-chain lead-times, weather conditions, and other delays.
Interest Expense
For the three months ended September 30, 2022 and 2021, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$5,950	$5,184	$766	14.8%
Electric Services	474	131	343	261.8%
Contracted Services	205	78	127	162.8%
AWR (parent)	702	160	542	338.8%
Total interest expense	$7,331	$5,553	$1,778	32.0%
AWR’s borrowings consist of bank debt under revolving credit facilities and long-term debt issuances at GSWC and BVESI. Consolidated interest expense increased as compared to the same period in 2021 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates. In April 2022, BVESI issued $35.0 million in unsecured private-placement notes consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.

Interest Income
For the three months ended September 30, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$325	$86	$239	277.9%
Electric Services	119	30	89	296.7%
Contracted Services	232	219	13	5.9%
AWR (parent)	(9)	(2)	(7)	350.0%
Total interest income	$667	$333	$334	100.3%
For the three months ended September 30, 2022, overall interest income increased by $334,000 as compared to the same period in 2021 due primarily to higher interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial-paper rate, which increased compared to 2021.
Other Income and (Expense), net
For the three months ended September 30, 2022 and 2021, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$(70)	$429	$(499)	(116.3)%
Electric Services	112	68	44	64.7%
Contracted Services	38	(30)	68	(226.7)%
AWR (parent)	258	—	258	N/A
Total other income and (expense), net	$338	$467	$(129)	(27.6)%
For the three months ended September 30, 2022, other income (net of other expense) decreased mostly as a result of losses incurred on investments held to fund one of the Company’s retirement plans, as compared to gains generated during the same period in 2021, both due to financial market conditions. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to the Company's defined-benefit pension plan and other retirement benefits resulting from lower actuarial losses recognized during the third quarter of 2022 as compared to the same period in 2021. However, as a result of GSWC’s and BVESI’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the three months ended September 30, 2022 and 2021, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$6,831	$7,993	$(1,162)	(14.5)%
Electric Services	478	537	(59)	(11.0)%
Contracted Services	1,347	1,265	82	6.5%
AWR (parent)	(296)	83	(379)	(456.6)%
Total income tax expense	$8,360	$9,878	$(1,518)	(15.4)%
Consolidated income tax expense for the three months ended September 30, 2022 decreased by $1.5 million primarily due to a decrease in pretax income as compared to the same period in 2021, as well as a decrease in the consolidated effective income tax rate (“ETR”). AWR’s ETR was 24.6% and 26.0% for the three months ended September 30, 2022 and 2021, respectively. GSWC’s ETR was 25.5% and 26.0% for the three months ended September 30, 2022 and 2021, respectively. The decrease in GSWC’s ETR was primarily due to net changes in certain flow-through and permanent items. The tax benefit recorded at AWR (parent) during the three months ended September 30, 2022 was primarily due to changes in state unitary taxes, as well as an increase in pretax loss at AWR (parent) resulting from higher interest expense.
For a comparison of the financial results for the third quarter of 2021 to 2020, see “Consolidated Results of Operations-Three Months Ended September 30, 2021 and September 30, 2020” in Registrant’s Form 10-Q for the period ended September 30, 2021 filed with the SEC.

Consolidated Results of Operations — Nine Months Ended September 30, 2022 and 2021 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$265,561	$269,430	$(3,869)	(1.4)%
Electric	29,028	28,211	817	2.9%
Contracted services	71,572	84,588	(13,016)	(15.4)%
Total operating revenues	366,161	382,229	(16,068)	(4.2)%

OPERATING EXPENSES
Water purchased	58,115	60,248	(2,133)	(3.5)%
Power purchased for pumping	9,182	8,590	592	6.9%
Groundwater production assessment	14,726	14,845	(119)	(0.8)%
Power purchased for resale	9,186	8,203	983	12.0%
Supply cost balancing accounts	(6,160)	(7,959)	1,799	(22.6)%
Other operation	28,028	26,165	1,863	7.1%
Administrative and general	65,030	62,938	2,092	3.3%
Depreciation and amortization	30,402	29,156	1,246	4.3%
Maintenance	10,120	8,908	1,212	13.6%
Property and other taxes	17,247	17,265	(18)	(0.1)%
ASUS construction	31,263	42,910	(11,647)	(27.1)%
Total operating expenses	267,139	271,269	(4,130)	(1.5)%

OPERATING INCOME	99,022	110,960	(11,938)	(10.8)%

OTHER INCOME AND EXPENSES
Interest expense	(19,246)	(17,843)	(1,403)	7.9%
Interest income	1,387	1,136	251	22.1%
Other, net	(2,370)	2,998	(5,368)	(179.1)%
	(20,229)	(13,709)	(6,520)	47.6%

INCOME BEFORE INCOME TAX EXPENSE	78,793	97,251	(18,458)	(19.0)%

Income tax expense	19,026	23,254	(4,228)	(18.2)%

NET INCOME	$59,767	$73,997	$(14,230)	(19.2)%

Basic earnings per Common Share	$1.61	$2.00	$(0.39)	(19.5)%

Fully diluted earnings per Common Share	$1.61	$2.00	$(0.39)	(19.5)%

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
Water
Due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the first nine months of 2022 were based on 2021 adopted rates, pending a CPUC final decision on GSWC’s general rate case application. For the nine months ended September 30, 2022, revenues from water operations decreased by $3.9 million to $265.6 million as compared to the same period in 2021 as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to water revenues of $5.0 million to reflect management's best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application. This decrease was partially offset by an increase in revenues from advice letter projects that became effective February 15, 2022, as well as mid-year increases implemented in July 2021 to reflect higher water supply costs.
Billed water consumption for the first nine months of 2022 was lower by 5.6% as compared to the same period in 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the nine months ended September 30, 2022 increased by $817,000 to $29.0 million as a result of new CPUC-approved electric rates effective January 1, 2022. There was a minimal change in electric usage as compared to the same period in 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the nine months ended September 30, 2022, revenues from contracted services decreased $13.0 million to $71.6 million as compared to $84.6 million for the same period in 2021. The decrease was due to lower construction activity resulting, in part, from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown primarily caused by longer materials supply-chain lead-times, weather conditions, and other delays. This decrease was partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 31.8% and 30.9% of total operating expenses for the nine months ended September 30, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the nine months ended September 30, 2022 and 2021 were approximately 45%, as compared to the authorized adopted percentages of 35% for the nine months ended September 30, 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the nine months of 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC on GSWC’s general rate case application.
Under the current CPUC-approved Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the nine months ended September 30, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water purchased	$58,115	$60,248	$(2,133)	-3.5%
Power purchased for pumping	9,182	8,590	592	6.9%
Groundwater production assessment	14,726	14,845	(119)	-0.8%
Water supply cost balancing accounts *	(5,682)	(8,445)	2,763	-32.7%
Total water supply costs	$76,341	$75,238	$1,103	1.5%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,160,000) and $(7,959,000) for the nine months ended September 30, 2022 and 2021, respectively.
Purchased water costs during the nine months ended September 30, 2022 decreased to $58.1 million as compared to $60.2 million for the same period in 2021 primarily due to decreases in water consumption and production that are being driven by drought conditions and rationing, partially offset by increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electric rates. Groundwater production assessments decreased due to a decrease in water usage, partially offset by increases in pump tax rates during the nine months ended September 30, 2022 as compared to the same period in 2021.
For the nine months ended September 30, 2022, the water supply cost balancing account had a $5.7 million under-collection as compared to a $8.4 million under-collection during the same period in 2021. The decrease in under-collection was primarily due to the effect of rate increases implemented mid-year 2021 at certain rate-making areas to specifically cover increases in supply costs experienced in these areas, thereby reducing their under-collections.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the nine months ended September 30, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Power purchased for resale	$9,186	$8,203	$983	12.0%
Electric supply cost balancing account *	(478)	486	(964)	-198.4%
Total electric supply costs	$8,708	$8,689	$19	0.2%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(6,160,000) and $(7,959,000) for the nine months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022, the cost of power purchased for resale to BVESI’s electric customers increased to $9.2 million as compared to $8.2 million during the same period in 2021 primarily due to higher average price per megawatt-hour. The average price per megawatt-hour, including fixed costs, increased from $72.04 for the nine months ended September 30, 2021 to $88.01 for the same period in 2022.  The under-collection in the electric supply cost balancing account during the nine months ended September 30, 2022 compared to an over-collection during the nine months ended September 30, 2021 was due primarily to the increase in energy prices experienced since 2021.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2022 and 2021, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$20,908	$19,476	$1,432	7.4%
Electric Services	2,330	2,114	216	10.2%
Contracted Services	4,790	4,575	215	4.7%
Total other operation	$28,028	$26,165	$1,863	7.1%
For the nine months ended September 30, 2022, the increase in other operation expense at the water segment was due primarily to higher water treatment and chemical costs, as well as transportation costs. The increase at the electric segment was due primarily to higher operation-related outside-service costs. The increase at the contracted services segment was due primarily to higher operation-related labor, transportation and chemical costs. Transportation costs were higher due, in part, to increases in fuel costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$43,945	$41,973	$1,972	4.7%
Electric Services	5,995	6,533	(538)	(8.2)%
Contracted Services	15,084	14,426	658	4.6%
AWR (parent)	6	6	—	—%
Total administrative and general	$65,030	$62,938	$2,092	3.3%
Administrative and general expenses increased at the water segment largely due to increases in employee-related benefits, including an increase of $965,000 related to the service cost component of GSWC’s defined-benefit pension plan. As a result of GSWC’s two-way pension balancing account authorized by the CPUC, increases in pension costs are fully recovered in customer rates, thus having no material impact to earnings. There was also an increase in insurance costs, partially offset by decreases in regulatory and other outside-service costs.
Administrative and general expenses decreased at the electric segment due, in part, to a decrease of $190,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings. There was also a decrease in other outside-service costs that tend to fluctuate from period to period.
Administrative and general expenses increased at the contracted services segment due to an increase in outside services, insurance and travel expenses.
Depreciation and Amortization
For the nine months ended September 30, 2022 and 2021, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$25,573	$24,547	$1,026	4.2%
Electric Services	2,049	1,925	124	6.4%
Contracted Services	2,780	2,684	96	3.6%
Total depreciation and amortization	$30,402	$29,156	$1,246	4.3%
The overall increase in depreciation and amortization expenses resulted from additions to utility plant and other fixed assets since the third quarter of 2021.

Maintenance
For the nine months ended September 30, 2022 and 2021, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$7,193	$6,236	$957	15.3%
Electric Services	622	565	57	10.1%
Contracted Services	2,305	2,107	198	9.4%
Total maintenance	$10,120	$8,908	$1,212	13.6%
Maintenance expense increased at each of the three segments due to higher unplanned maintenance expenses incurred as compared to the same period in 2021.
Property and Other Taxes
For the nine months ended September 30, 2022 and 2021, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$14,440	$14,665	$(225)	(1.5)%
Electric Services	1,351	1,090	261	23.9%
Contracted Services	1,456	1,510	(54)	(3.6)%
Total property and other taxes	$17,247	$17,265	$(18)	(0.1)%
Property and other taxes decreased at the water segment primarily due to a decrease in franchise fees offset by an increase in property taxes at the electric segment resulting from an increase in capital additions and higher assessed property values.
ASUS Construction
For the nine months ended September 30, 2022, construction expenses for contracted services were $31.3 million, decreasing $11.6 million compared to the same period in 2021 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply-chain lead-times, weather conditions, and other delays.
Interest Expense
For the nine months ended September 30, 2022 and 2021, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$16,650	$16,625	$25	0.2%
Electric Services	970	364	606	166.5%
Contracted Services	371	296	75	25.3%
AWR (parent)	1,255	558	697	124.9%
Total interest expense	$19,246	$17,843	$1,403	7.9%
AWR’s borrowings consist of bank debt under revolving credit facilities and long-term debt issuances at GSWC and BVESI. Consolidated interest expense increased as compared to the same period in 2021 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. This includes BVESI’s issuance of $35.0 million in unsecured private-placement notes in April 2022 consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively. The increase in overall borrowing levels was partially offset by a decrease in overall interest rates primarily from the early redemption in May 2021 of GSWC’s 9.56% private-placement notes in the amount of $28 million.

Interest Income
For the nine months ended September 30, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$562	$352	$210	59.7%
Electric Services	207	89	118	132.6%
Contracted Services	635	754	(119)	(15.8)%
AWR (parent)	(17)	(59)	42	(71.2)%
Total interest income	$1,387	$1,136	$251	22.1%
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rates which have increased since 2021, partially offset by lower interest income recognized on certain construction projects at the contracted services segment as compared to the same period in 2021.
Other Income and (Expense), net
For the nine months ended September 30, 2022 and 2021, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$(3,070)	$2,684	$(5,754)	(214.4)%
Electric Services	332	168	164	97.6%
Contracted Services	110	(112)	222	(198.2)%
AWR (parent)	258	258	—	—%
Total other income and (expense), net	$(2,370)	$2,998	$(5,368)	(179.1)%
For the nine months ended September 30, 2022, other income (net of other expense) decreased mostly as a result of significant losses incurred on investments held to fund one of the Company's retirement plans, as compared to gains generated during the same period in 2021, both due to financial market conditions. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits resulting from lower actuarial losses recognized during the first nine months of 2022, as compared to the same period in 2021. However, as a result of GSWC’s and BVESI’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the nine months ended September 30, 2022 and 2021, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ CHANGE	% CHANGE
Water Services	$14,623	$17,718	$(3,095)	(17.5)%
Electric Services	1,645	1,879	(234)	(12.5)%
Contracted Services	3,399	3,927	(528)	(13.4)%
AWR (parent)	(641)	(270)	(371)	137.4%
Total income tax expense	$19,026	$23,254	$(4,228)	(18.2)%
Consolidated income tax expense for the nine months ended September 30, 2022 decreased by $4.2 million primarily due to a decrease in pretax income as compared to the same period in 2021, partially offset by an increase in the consolidated ETR. AWR’s ETR was 24.1% and 23.9% for the nine months ended September 30, 2022 and 2021, respectively. GSWC’s ETR was 25.2% and 24.0% for the nine months ended September 30, 2022 and 2021, respectively. The increase in GSWC’s ETR was primarily due to net changes in certain flow-through and permanent items. The increase in AWR (parent)’s tax benefit was primarily due to an increase in pretax loss resulting from higher interest expense and changes in state unitary taxes.
For a comparison of the financial results for the first nine months of 2021 to 2020, see “Consolidated Results of Operations-Nine Months Ended September 30, 2021 and September 30, 2020” in Registrant’s Form 10-Q for the period ended September 30, 2021 filed with the SEC.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $633.4 million was available for GSWC to pay dividends to AWR on September 30, 2022. Approximately $76.6 million was available for BVESI to pay dividends to AWR as of September 30, 2022. ASUS's ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a revolving credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  AWR's credit agreement expires in May 2023 and all intercompany borrowing agreements will expire concurrent with the expiration of AWR's credit facility. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility. On April 22, 2022, AWR's credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The change in benchmark rates has not had a material impact on its financing costs. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.
Given that AWR’s credit agreement will expire in May 2023, the outstanding borrowings under the credit facility of $238.5 million as of September 30, 2022 have been classified as a current liability on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $234.4 million. Additionally, as of September 30, 2022, the $112.2 million of outstanding intercompany borrowings of GSWC from AWR have been classified as a current liability on GSWC’s Consolidated Balance Sheet, also creating a negative working-capital condition for GSWC of $150.3 million. As of November 7, 2022, neither AWR nor GSWC have sufficient liquidity or capital resources to repay their credit facility or intercompany borrowings, respectively, without issuing new debt or equity.
Management plans to renew and extend AWR’s credit facility prior to its expiration date, and is confident, given Registrant's history in obtaining revolving credit facilities to meet its working-capital needs, that AWR will successfully renew or extend its facility or obtain a new facility with the needed borrowing capacities required to run its operations. In addition, Registrant expects to issue long-term debt through GSWC during the fourth quarter of 2022, and use the proceeds to pay off outstanding borrowings under the intercompany borrowing arrangement with AWR. AWR intends to use the proceeds to pay off portions of the outstanding borrowings under its credit facility. Management believes that execution of its plan is probable based on Registrant’s ability to generate consistent cash flows, its A+ credit ratings, its relationships with lenders, and its history of successfully raising debt necessary to fund its operations. Accordingly, management has concluded that Registrant will be able to satisfy its obligations, including those under its credit facility, for at least the next twelve months from the issuance date of these financial statements. However, Registrant’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that Registrant will be successful in implementing its plan.
BVESI has a separate $35.0 million revolving credit facility without a parent guaranty, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Under the terms of the December 2021 amendment, upon discontinuation of the LIBOR benchmark rate in 2023, the lender may replace LIBOR with a benchmark interest rate such as SOFR. BVESI does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period.
On April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. BVESI used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVESI’s revolving credit facility. As of September 30, 2022, there were $3.0 million outstanding borrowings under this facility.
During 2022, GSWC and BVESI continue to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic that has affected cash flows from operations and resulted in both GSWC and BVESI increasing their allowance for doubtful accounts during the nine months ended September 30, 2022. However, the moratoriums on service disconnections for nonpayment from water and electric customers have ended and service disconnections due to nonpayment have resumed, with disconnections for delinquent residential customers resuming in June 2022. Thus far, the COVID-19 pandemic has not had a material impact on ASUS’s current operations.
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
In June 2022, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also affirmed its negative outlook for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In November 2021, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Management believes that AWR’s and GSWC’s sound capital structures and A+ credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On November 1, 2022, AWR's Board of Directors approved a fourth quarter dividend of $0.3975 per share on AWR's Common Shares. Dividends on the Common Shares will be paid on December 1, 2022 to shareholders of record at the close of business on November 15, 2022. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 68 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR has achieved a 9.2% compound annual growth rate in its annual dividend payments from 2012 – 2022. AWR’s current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVESI, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies.
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries. ASUS’s subsidiaries may also from time to time provide funding to ASUS or other subsidiaries of ASUS.
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $89.9 million for the nine months ended September 30, 2022 as compared to $81.9 million for the same period in 2021. During the first quarter of 2022, GSWC and BVESI received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of income tax installment payments between the two periods, as well as the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
The increases in cash flows from operations discussed above were partially offset by a decrease in customer cash collections resulting from decreased water consumption brought about by drought conditions and rationing. These under-collections are being captured in the 2022 WRAM. Furthermore, the delay in the water general rate case decision has negatively affected cash flows from operating activities as year-to-date billed revenues have been based on 2021’s adopted customer rates while operating expenses have continued to increase.
The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $121.7 million for the nine months ended September 30, 2022 as compared to $106.5 million for the same period in 2021, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2022, the regulated utilities' company-funded capital expenditures are expected to be between $145 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply-chain issues or the continued effects of the COVID-19 pandemic.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s and BVESI’s credit facilities are used to fund GSWC and BVESI capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $29.1 million for the nine months ended September 30, 2022 as compared to cash used of $5.0 million during the same period in 2021. The increase in cash provided by financing activities in 2022 was due, in part, to the issuance by BVESI of new unsecured private-placement notes totaling $35.0 million. The proceeds were used to pay down outstanding borrowings under BVESI’s credit facility. In addition, during 2021, cash was used for the early redemption of GSWC’s 9.56% private-placement notes in the amount of $28.0 million in May 2021. During the nine months ended September 30, 2022, AWR had a net increase in borrowings on its credit facilities of $36.0 million to support operations and capital expenditures. During the nine months ended September 30, 2021, AWR had a net increase in borrowings on its credit facilities of $55.8 million.

GSWC
GSWC funds its operating expenses, payments on its debt, dividends on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the lingering effects of the COVID-19 pandemic.
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. On April 22, 2022, the AWR credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million, which provided an increase in GSWC’s borrowing capacity under its intercompany borrowing agreement. All intercompany borrowing agreements expire concurrent with the expiration of AWR’s credit facility in May 2023. AWR intends to execute a new intercompany borrowing agreement with GSWC consistent with a new credit facility. Additionally, as of September 30, 2022, the $112.2 million of outstanding intercompany borrowings of GSWC from AWR have been classified as a current liability on GSWC’s Consolidated Balance Sheet, also creating a negative working-capital condition for GSWC of $150.3 million. As of November 7, 2022, GSWC does not have sufficient liquidity or capital resources to repay its intercompany borrowings from AWR without issuing new debt. GSWC expects to issue long-term debt during the fourth quarter of 2022 and use the proceeds to pay down its intercompany borrowings from AWR.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $71.3 million for the nine months ended September 30, 2022 as compared to $73.3 million for the same period in 2021.  The overall decrease in GSWC’s cash flows from operations was largely due to a decrease in customer cash collections resulting from decreased water consumption brought about drought conditions and rationing. These under-collections are being captured in the 2022 WRAM balances. Furthermore, the delay in the water general rate case decision has negatively affected cash flows from operating activities as year-to-date billed revenues have been based on 2021’s adopted customer rates while operating expenses have continued to increase. These decreases were partially offset by state relief funds. During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The decrease was also partially offset by differences in the timing of income tax installment payments to AWR parent between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $107.4 million for the nine months ended September 30, 2022 as compared to $90.1 million for the same period in 2021, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
AWR issued an interest-bearing promissory note to GSWC that expires in May 2023, and that allows AWR to borrow amounts up to $30 million for working-capital purposes. During the first nine months of 2021, AWR borrowed and subsequently repaid $23 million under the terms of the note. During 2022, there were no borrowings under this arrangement.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $36.0 million for the nine months ended September 30, 2022 as compared to $15.8 million net cash used for the same period in 2021.  The higher cash used for financing activities in 2021 was largely due to the early redemption of GSWC’s 9.56% private-placement notes in the amount of $28.0 million in May 2021. During the nine months ended September 30, 2022 , GSWC had an increase in net intercompany borrowings of $63.0 million from AWR parent to support its operations and capital expenditures. During the nine months ended September 30, 2021, GSWC had an increase in net intercompany borrowings of $45.0 million from AWR parent. The CPUC requires GSWC to fully pay off all intercompany borrowings it has from AWR within a 24-month period. The next 24-month period by which the end of GSWC is required to have paid off its intercompany borrowings from AWR ends in April 2023. GSWC expects to issue long-term debt during the fourth quarter of 2022 and use the proceeds to pay down its intercompany borrowings from AWR.

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
On April 28, 2022, AWR’s electric segment issued $35 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032, and $17.5 million at a coupon rate of 4.949% due April 28, 2037. Interest on these notes is payable semiannually.
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
Under the Budget Control Act of 2011 (the “2011 Act”), substantial automatic spending cuts, known as “sequestration,” have impacted the expected levels of Department of Defense budgeting. The Military Utility Privatization Subsidiaries have not experienced any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service” within the 2011 Act. While the ongoing effects of sequestration have been mitigated through the passage of various legislations, similar issues, including the recent executive order issued on March 28, 2022 to adopt sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act of 1985, may arise as part of fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. However, any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, and/or (d) delays in the solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Regulatory Matters
An update on various regulatory matters is included in the discussion under the section titled “Overview” in this Form 10-Q's “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion below focuses on other regulatory matters and developments.
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. GSWC has a pending general rate case that will determine new water rates for the years 2022–2024. In November 2021, GSWC and Public Advocates filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. Pending a final decision on this general rate case, GSWC filed with the CPUC for interim rates, which will make the new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. Due to the delay in finalizing the water general rate case, water revenues billed and recorded during the nine months ended September 30, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded in the quarter in which the new rates are approved by the CPUC.
Among other things, the settlement authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022.
Pending Cost of Capital Proceeding
GSWC also has a pending cost of capital proceeding that will determine a new return on rate base for the years 2022 – 2024. While this proceeding is pending, the previously authorized return is presently being billed to water customers during 2022 until a final decision is issued in this proceeding. However, based on management's analysis of this regulatory proceeding and associated accounting to date, for the three and nine months ended September 30, 2022, GSWC reduced revenues by $1.9 million and $5.0 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
In the pending cost of capital proceeding, GSWC requested authorization to continue the Water Cost of Capital Mechanism (“WCCM”). The WCCM adjusts return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by more than 100 basis points from the benchmark, which triggered the WCCM adjustment. The WCCM is expected to be addressed by the CPUC in the pending proposed decision.
Electric Segment:
Recent Changes in Rates
In August 2019, the CPUC issued a final decision on the electric segment’s general rate case which, among other things, increases adopted revenues by $1.0 million for 2022. On August 30, 2022, BVESI filed a new general rate case application with the CPUC to determine new rates for the years 2023 – 2026. BVESI is expected to file a motion in the fourth quarter of 2022 to request interim rates, which will make new 2023 rates, once approved in a CPUC final decision, effective January 1, 2023.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The August 2019 final decision also authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of September 30, 2022, BVESI had approximately $7.9 million in incremental vegetation management costs recorded as a regulatory asset. As part of its general rate case application filing with the CPUC in August 2022, BVESI requested recovery of the costs accumulated in this memorandum account.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In September 2021, the CPUC ratified BVESI’s current WMP. BVESI submitted an update to its WMP in May 2022 to OEIS for approval prior to going to the CPUC for ratification. In October 2022, OEIS issued a draft decision of approval to BVESI for its 2022 WMP update. As of September 30, 2022, BVESI has approximately $4.0 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through September 30, 2022 as a result of BVESI's WMPs are not currently in rates and have been filed for future recovery in BVESI’s general rate case application in August 2022.
Additionally, the governor of California approved Assembly Bill (“AB”) 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In September 2021, OEIS under the California Natural Resources Agency approved BVESI’s latest safety certification filing, which is valid until BVESI’s pending safety certification is approved or disapproved. In September 2022, BVESI filed with OEIS its request for renewal of its safety certification.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2021 filed with the SEC for a discussion of other regulatory matters.

Environmental Matters
AWR’s subsidiaries are subject to stringent environmental regulations. GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“U.S. EPA”) and the Division of Drinking Water (“DDW”), under the State Water Resources Control Board (“SWRCB”). The U.S. EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the U.S. EPA, administers the U.S. EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.
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
Drinking Water Notification Levels:
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as perfluoroalkyl substances (“PFAS”). Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The U.S. EPA has also established health advisory levels for these compounds. Notification to consumers and stakeholders is required when the advisory levels or notification levels are exceeded. Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notifications by water systems when they detect levels of PFAS above response levels.
GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds: 10 parts per trillion (“ppt”) for perfluorooctanoic acid (“PFOA”) and 40 ppt for perfluorooctanesulfonic acid (“PFOS”). In March 2021, DDW issued drinking-water notification and response levels of 0.5 parts per billion ("ppb") and 5 ppb, respectively, for perfluorobutane sulfonic acid (“PFBS”). In June 2022, the U.S. EPA issued interim updated drinking-water health advisories for PFOA and PFOS, and also issued final health advisories for PFBS and other compounds known as GenX chemicals. Through these health advisories, the U.S. EPA has set levels at extremely low amounts, especially for PFOA and PFOS. This potentially may have an impact on the final maximum contaminant levels (“MCL”) that the U.S. EPA may require in the near future. Lower MCL levels are expected to increase GSWC's water treatment and other operating costs.
Lead and Copper Rule Revisions:
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under an executive order with a compliance date of October 16, 2024. Additionally, the EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (“LCRI”) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published and a final rule is approved.
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
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources (“DWR”) and State Water Resources Control Board (“SWRCB”). Over the next several years, State agencies, water suppliers and other entities will be working to meet the requirements and timelines of plan implementation. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively).
California's recent period of multi-year drought has resulted in reduced recharge to the state’s groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC’s service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas in accordance with CPUC procedures. In the event of water supply shortages from the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
As of November 1, 2022, the U.S. Drought Monitor reported that 43% of California was in “Extreme Drought” as compared to 83% one year ago, and 92% of California was in “Severe Drought” as compared to 94% a year ago. California is potentially entering into a fourth year of drought after experiencing a very dry 2022 Water Year, beginning October 1, 2021 to September 30, 2022, with the driest January to March in 100 years and the period of 2020 to 2022 being the driest 3-year period on record.
Due to the ongoing dry conditions in 2022, DWR set the State Water Project allocation to only 5% in March 2022. In April 2022, the Metropolitan Water District of Southern California (“MWD”) declared a water supply emergency condition for areas of their service area dependent on SWP supplies. This has impacted GSWC’s Simi Valley and Claremont service areas, which utilize a portion of their supply from the SWP. This action also includes a phased emergency conservation program that limits outdoor watering in those areas to one day per week. If the necessary demand reductions are not realized, MWD will move to zero outdoor watering days any time after September 1st and could move to only “health and human safety” supplies of 55 gpcd later in the year should demand reduction actions not result in adequate water savings. Should dry conditions continue into the winter, initial SWP allocations for 2023 are expected to be set low once again and the SWP dependent area water emergency conditions may be extended.
On March 28, 2022, the governor of California issued an executive order calling on all urban water suppliers to reduce water use by 20 – 30 percent. In June 2022, GSWC moved all of its water systems to the second stage of its water-rationing plan that limits outdoor watering to two days per week (except for the Claremont and Simi Systems, which are restricted to one day per week). GSWC will continue to work with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and make appropriate adjustments as needed. In 2021, the CPUC authorized GSWC to track incremental drought-related costs in a memorandum account for future recovery.
Prolonged drought conditions also exist on the Colorado River System, which is experiencing historically low reservoir levels in Lake Mead. Urgent action to reduce water demand on the river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the "Bureau"). Under the drought contingency plan on the river, the lower basin states (except California) will experience reductions in volume deliveries in 2023. However, on-going negotiations among the basin states to reach a consensus on how to share reductions called by the Bureau may result in proactive actions in 2023 by MWD. This may include region-wide water supply allocations put in place by MWD in 2023 to reduce demand on the river.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2022	377		$81.76	—	—
August 1 – 31, 2022	236		$87.97	—	—
September 1 – 30, 2022	9,057		$84.25	—	—
Total	9,670	(2)	$84.24	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On November 1, 2022, AWR’s Board of Directors approved a fourth quarter dividend of $0.3975 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 1, 2022 to shareholders of record at the close of business on November 15, 2022.
(b)    There have been no material changes during the third quarter of 2022 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 7, 2022