Form 10-K
period 2022-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2023-03-01
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

American States Water Company        ☐
Golden State Water Company        ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes	☐	No	☒
Golden State Water Company	Yes	☐	No	☒

The aggregate market value of all voting and non-voting Common Shares held by non-affiliates of American States Water Company was approximately $3,012,286,000 on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price per Common Share of American States Water Company as traded on the New York Stock Exchange.  As of February 28, 2023, the number of Common Shares of American States Water Company outstanding was 36,969,622. As of that same date, American States Water Company owned all 171 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2022.

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
AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, available free of charge through its website, www.aswater.com, as soon as material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297. AWR and GSWC have filed the certification of officers required by Section 302 of the Sarbanes-Oxley Act as Exhibits 31.1 and 31.2 to this Form 10-K for fiscal 2022.
Overview
AWR is the parent company of GSWC, Bear Valley Electric Service, Inc. (“BVESI”) and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”) and Fort Riley Utility Services, Inc. (“FRUS”)). On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, in exchange for common shares of BVESI. GSWC then immediately distributed all of BVESI’s common shares to AWR, whereupon BVESI became wholly owned directly by AWR. This reorganization did not result in any substantive changes to AWR’s operations and business segments.
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
GSWC is a public water utility engaged in the purchase, production, distribution and sale of water in 10 counties in the state of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  BVESI is a public electric utility that distributes electricity in several San Bernardino County mountain communities in California, and is also regulated by the CPUC. Additional information regarding public utility regulation is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition" and Results of Operations” under the section titled “Regulatory Matters.”
AWR’s regulated utilities served 263,265 water customers and 24,705 electric customers at December 31, 2022, or a total of 287,970 customers, compared with 262,770 water customers and 24,656 electric customers at December 31, 2021, or a total of 287,426 customers. Both GSWC’s and BVESI’s operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2022, 2021 and 2020.
ASUS, through the Military Utility Privatization Subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to an initial 50-year firm, fixed price contract and additional firm, fixed-price contracts.  Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government or as a result of default or nonperformance by the ASUS subsidiary performing the contract. The price for each of these contracts is subject to annual economic price adjustments. Contracts are also subject to modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.  AWR guarantees performance of ASUS’s military privatization contracts.

Pursuant to the terms of the 50-year contract with the U.S. government, the Military Utility Privatization Subsidiaries operate the following water and wastewater systems:

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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California tends to be hot and dry. During unusually wet weather, our customers generally use less water. The CPUC has adopted regulatory mechanisms at GSWC that help mitigate fluctuations in revenues due to changes in water consumption by our customers in California, which currently remain in effect.
The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our electric revenues. The CPUC has adopted regulatory mechanisms for our electric business, which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by BVESI’s customers.
Environmental Regulations
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
The regulated utilities spent approximately $21.7 million in 2022 and expect to spend approximately $24.3 million in 2023 for capital expenditures on environmental control facilities. During 2022, ASUS performed construction activities (for the benefit of the U.S. government) related to environmental control facilities with a contract value of $922,000. ASUS expects to perform construction activities related to environmental control facilities with a contract value of $1.7 million in 2023. In addition, various other capital expenditures at the regulated utilities and construction projects at ASUS are incurred for purposes other than environmental control facilities, but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
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
GSWC considers the potential impacts of climate change in its water supply portfolio planning and its overall infrastructure replacement plans. We evaluate how water supplies, water quality and water demands may change, and consider mitigation strategies to assist us in being able to deliver water to our customers.
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
Water Utility
There are risks to maintaining adequate water quality and/or supply, either from climate variability or other events. They include droughts, changes in weather patterns, natural disasters, wildfires, decisions or actions restricting the use of water from our sources, and/or pumping of groundwater, and contamination or acts of terrorism or vandalism. We consider these potential events in our strategic planning process as we aim to avoid service interruptions and compromised water quality.
Our goal is to maintain adequate and high-quality water supplies. We strive to reach this goal in a number of ways, including monitoring water levels, short- and long-term water supply planning, having a diverse water supply portfolio, developing contingency plans, water efficiency and conservation efforts, and maintaining a strong infrastructure. Additional information on GSWC’s water supplies is discussed further in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Water Supplies.”
Electric Utility
Climate change has also impacted electric utilities in California due to an increase in wildfires. BVESI’s compliance with its wildfire mitigation plans have resulted in an increase in capital expenditures for wildfire mitigation projects. BVESI will not be able to recover the costs incurred to make capital improvements included in BVESI’s current wildfire mitigation plans from customers until the CPUC approves recovery of these costs in its next general rate case filing, which was filed in August 2022 and will determine new electric rates for the years 2023-2026. Power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels.
California has established a cap-and-trade program applicable to greenhouse gas emissions. While BVESI’s power-plant emissions are below the reporting threshold, as a “Covered Entity” BVESI has an obligation to file a report with the California Air Resources Board (CARB) in June of each year under the Greenhouse Gas Mandatory Reporting Regulation. The report will become available publicly in the last quarter of 2023.
The State of California and the CPUC have established renewable energy procurement targets. BVESI has entered into a CPUC-approved ten-year contract for renewable energy credits. Because of this agreement, BVESI believes it will comply through at least 2023 with California’s renewable energy statutes that address this issue. BVESI is pursuing short- and long-term renewable energy contracts to satisfy its requirements related to its resource portfolio for compliance period 4 (2021-2024) and beyond.
In 2022, BVESI’s renewable power represented 38.5% of total electric supply purchases. Renewable Energy Procurement requirements continue to escalate, reaching 50% by 2026 and 100% carbon free by 2045. BVESI has issued a proposal to construct a solar energy project in Big Bear Lake, subject to obtaining CPUC approval and necessary permits. If approved and constructed, the project will provide a clean, local energy solution for the service territory.
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
BVESI is also required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVESI must file an annual attestation with the CPUC stating that BVESI has no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In January 2023, BVESI filed an attestation that BVESI complied with the standards for 2022. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVESI’s power plant operations or the cost of BVESI’s purchased power from third party providers.
COVID-19
GSWC, BVESI and ASUS have continued their operations throughout the COVID-19 pandemic given that their water, wastewater and electric utility services are deemed essential. AWR’s responses take into account orders issued by the CPUC, and continued monitoring of guidance provided by federal, state, and local health authorities and other government officials for the COVID-19 pandemic.
Some of the actions taken by GSWC and BVESI included suspending service disconnections for nonpayment pursuant to CPUC and state orders, and telecommuting by employees. The suspension of water-service disconnections at GSWC were implemented in response to an executive order from the governor of California, as well as CPUC orders. Pursuant to a CPUC July 2021 decision, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills, and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. The moratorium on electric customer service disconnections ended on September 30, 2021. However, electric-service disconnections for non-payment can only be done after taking into account other matters, such as average daily temperatures under certain conditions, and residential disconnections are capped on an annual basis at 2.5% of the total residential customers during the previous calendar year. With the CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers ending, service disconnections due to nonpayment have resumed with disconnections for delinquent residential customers resuming in June 2022.
The COVID-19 pandemic and its lingering effects to the economy contributed to significant volatility in financial markets throughout the pandemic. The continued economic impact could adversely impact the value of GSWC’s pension and other retirement plan assets due to possible declines in security prices.
In addition, the lingering effects of the pandemic has placed a strain on supply chains to sufficiently meet demand of materials and supplies necessary to complete some capital expenditure projects at our regulated utilities, as well as some construction projects at our contracted services segment. While we may purchase materials and supplies upfront when appropriate, there can be no assurance that our efforts will prevent delays or disruptions to our capital investments or construction projects. Furthermore, Registrant has experienced increased costs due to the impacts of inflation. The regulated utilities may update their costs as part of general rate case proceedings or advice letter filings, as related to COVID-19 emergency costs. ASUS may update prices annually through economic price adjustments. However, until we receive increased funding to offset higher costs, our liquidity may be negatively impacted.
Additional information regarding the impact of COVID-19 on GSWC and BVESI is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled COVID-19.
Competition
The businesses of GSWC and BVESI are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC and BVESI may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems or BVESI’s electric system if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third-party providers of water and/or wastewater services, and governmental entities primarily on the basis of quality of service and price.

AWR Workforce
AWR and its subsidiaries had a total of 811 employees as of December 31, 2022.  GSWC had 501 employees as of December 31, 2022. BVESI had 46 employees, of which 17 employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2025. All of the employees of GSWC and BVESI are located in California. At times, GSWC and BVESI use temporary and contract workers for a finite period of time and in a limited capacity to continue a project or workflow until they can hire a regular employee. It is also common for those temporary workers to be hired on as a regular, full-time employee.
ASUS and its subsidiaries had a total of 264 employees as of December 31, 2022. Fifteen of FBWS’s employees are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2023.
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
Recruiting, developing and retaining the right talent is key to our long-term success. With 30% of our employees eligible for retirement in the next five years, we are focused on transferring institutional knowledge, continue succession planning and pursue recruitment and development strategies to attract qualified talent.
Cybersecurity
Cyberattacks represent an increasing threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. There have also been increasing threats to the information that companies maintain that have resulted in the unauthorized disclosure of private customer, employee, director and corporate financial information.
We have increased our investments in information technology to monitor and address these threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities. We have adopted multi-layered safeguards and educational measures to protect our operations, assets and digital information. Cybersecurity updates are given to the Board of Directors on a quarterly basis. Quarterly cybersecurity training is required for all employees, with the topics varying each quarter. We also conduct specialized training for employees annually on protecting certain types of information relating to the work we do with the U.S. government. While we have increased our investments in information technology and in employee awareness and education to address security vulnerabilities, there can be no assurance that these measures and our efforts will prevent a cyber-attack.
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
Regulated Water and Electric Utility Operations
GSWC’s and BVESI’s revenues depend substantially on the rates and charges we are permitted to recover from our customers and the timing of that recovery as authorized by the CPUC. Decisions of the CPUC could also result in impairment charges and customer refunds, and delays in recovering costs in rates. Some of the factors impacting our ability to obtain rate recovery on a timely basis include opposition to rate increases arising out of increased costs for replacing aging infrastructure and increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, costs incurred in connection with complying with the COVID-19 pandemic, and costs incurred in connection with obtaining and complying with franchise agreements with local governmental agencies and costs of obtaining permits from local, state and federal governmental agencies. There may also be increased customer opposition to rate increases due to customer dissatisfaction with conservation rate structures and public safety power shutdowns.
Our water and electric utility services are provided in California. As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters (which may increase as a result of climate change), and other risks affecting California businesses. Our assets are also subject to condemnation in California.

Contract Services Operations
All of our utility privatization contract services are provided to the U.S. government pursuant to the terms of firm, fixed-price contracts subject to annual economic price adjustments. These contracts may be terminated or services suspended at any time for convenience of the government. We are subject to penalties for failure to conform or comply with U.S. government regulations and the terms of our contracts, and may be suspended or debarred for such failure to comply. The fees that we may charge are adjusted annually and in response to our requests for equitable adjustments. We have experienced delays in obtaining price and equitable adjustments, as well as delays in being paid by the U.S. government.
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
•Our inability to comply with debt covenants in our debt agreements; and
•Final determination of our income tax liability by the federal and applicable state governments.
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
These drought conditions have contributed to increases in wildfires, which has resulted in new California legislation requiring electric utilities to adopt and implement wildfire safety and mitigation plans. BVESI is incurring increased capital expenditures related to the creation and implementation of these plans. We anticipate that the costs of capital improvements necessary to implement this program will continue to increase. BVESI is also required to implement a public safety power shut-off program during high wildfire threat conditions. Shut-offs can reduce BVESI’s liquidity and decrease customer satisfaction. Abnormal weather patterns created by climate change can also impact electricity demand at BVESI. The demand for electricity at our electric segment is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our liquidity. Furthermore, potential future legislation efforts to ban gas powered power plants as a response to climate change may require us to replace our current 8.4 MW natural gas powered generator before its useful life is completed.
More extreme weather events which may result in flash flooding, mudslides and high winds which could damage our infrastructure and our customers’ and/or suppliers’ property as a result of climate change may increase our cost of maintaining our infrastructure, our ability to provide water or electric service and the demand of our services from customers whose property has been damaged. The cost of damage to our infrastructure may be somewhat mitigated if the CPUC permits us to establish a catastrophic emergency memorandum account enabling us to recover the costs incurred.
Risks Associated with Regulated Public Utility and Contracted Services Operations
Our businesses are heavily regulated and, as a result, decisions by regulatory agencies or the U.S. government can significantly affect our businesses
GSWC’s and BVESI’s revenues depend substantially on the rates and fees they charge their customers and their ability to recover costs on a timely basis as authorized by the CPUC, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments for contracted services from the U.S. government may adversely affect our financial performance. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates, the CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.
Regulatory decisions affecting GSWC and/or BVESI may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses, and could result in impairment charges and customer refunds. On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, which also addressed the continued use of the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) by California water utilities. Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after the August 27, 2020 effective date of this decision, may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism (the Monterey-Style WRAM) and an incremental supply cost balancing account. As a result of the August 2020 decision, the discontinuation of the WRAM and MCBA for GSWC would be effective for years after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of the WRAM in their next general rate case. With the passage of SB 1469, GSWC will be able to request the continued use of the WRAM in its next general rate case to be filed in 2023 that will establish new rates for the years 2025 – 2027. GSWC’s request to continue using the WRAM in its next general rate case will be subject to CPUC approval.
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
We may experience delays in receiving payments for services rendered in military bases due to delays in Congress appropriation bills or other factors affecting the available funds to pay contractors.
Our liquidity and earnings may be adversely affected by maintenance costs
Some of our infrastructure in California is aging. We have experienced leaks and mechanical problems in some of these older systems. In addition, infrastructure maintenance expenses are affected by labor and material costs and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new wildfire safety and other compliance requirements. While we spend significant amounts on maintenance each year, these costs can increase substantially and unexpectedly. There could be an increase in infrastructure damage if California experiences more extreme weather events resulting in damage to our property.
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
The COVID-19 outbreak, the resulting pandemic, and the impact on the economy and financial markets could adversely affect the Company’s financial condition. We have continued our operations given that water, wastewater, and electric utility services are deemed essential, and have implemented health and safety measures in accordance with the guidance provided by federal, state, and local health authorities and other government officials. Although the spread of COVID-19 has lessened, we may continue to experience impacts from the pandemic that include:
•an adverse impact on our business activities due to the ongoing shortage of skilled trade labor as well as engineering and professional staff;
•an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts as a result of the impact on our customers’ ability to pay bills;
•impact to our liquidity position and cost of and ability to access funds from financial institutions and capital markets;
•an adverse impact on the value of our pension and retirement assets;
•increased customer dissatisfaction due to an increase in customer wait times resulting from a rise in customer calls, and general anxiety due to personal circumstances arising from the pandemic; and
•supply chain disruptions and delays which impacts our ability and that of our subcontractors to build and maintain our infrastructure on a timely basis.
The continued effects of the pandemic has impacted and may continue to impact supply chains with restrictions and limitations on business activities, impacts to labor shortages, capacity constraints, disruptions and delays. These issues may continue to place a strain on supply chains to sufficiently meet demand of the materials and supplies necessary to complete capital expenditure projects at our regulated utilities, or construction projects at our contracted services segment. While we may purchase materials and supplies upfront when appropriate, there can be no assurance that our efforts will prevent delays or disruptions to our capital investments or construction projects.
Current supply chain challenges are driving price increases for materials commonly used for construction projects. Combined with rising labor costs, the current inflationary market is leading to an increase in total cost for our capital expenditure projects. Our regulated utilities update costs as part of general rate case proceedings, and ASUS updates prices annually through economic price adjustments. However, until we receive increased funding to offset higher costs, our liquidity may be negatively impacted.
The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts to be filed with the CPUC for future recovery. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery.
Also, as a result of the economic effects from the pandemic, there has been a trend of elevated workforce departures and competition for talent in the United States. While we expect to see continued competition for workforce talent, Registrant has not experienced the level of increases to workforce departure that many companies in the United States has been contending with during the year.
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that may occur as result of changing weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric facilities to avoid wildfires, (ii) make significant additional capital expenditures to fund the projects in BVESI’s wildfire and safety mitigation plans, and (iii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical equipment was a cause of such damages or injuries. In addition, wildfires may result in reduced demand if structures are destroyed or unusable following a wildfire, and may adversely affect our ability to provide water or electric service in our service areas due to public safety power shutdowns or any of our water or electric utility infrastructure is damaged by a wildfire.
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
Electric utilities in California are authorized to shut off power for public safety reasons, such as during periods of extreme fire hazard, if the utility reasonably believes that there is an imminent and significant risk that strong winds may topple power lines or cause vegetation to come into contact with power lines leading to increased risk of fire. Shut-offs can reduce BVESI’s liquidity and decrease customer satisfaction.
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
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance policies cover property, workers’ compensation, general liability, automobile liability, and other risks. Insurance coverage may not cover certain claims involving punitive damages. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  Our insurance policies also contain exclusions and other limitations that may not cover our potential liabilities. Furthermore, due to insurance market conditions resulting in tighter underwriting and increased premiums along with reductions in capacity, we have experienced increased costs and difficulties in obtaining certain insurance coverages, particularly along the general liability, umbrella and cyber insurance lines. We may experience further increased insurance costs and/or coverage reductions in future years. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.
Uninsured losses and increases in the cost of insurance may not be recoverable or fully recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect our financial condition and results of operations.
We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, high winds, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our regulated water and electric operations are concentrated, wildfires or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service, and adversely affect our costs of operations.  With respect to GSWC and BVESI, the CPUC has historically allowed utilities to establish a catastrophic emergency memorandum account (“CEMA”) to potentially recover such incremental costs not covered in rates. With respect to the Military Utility Privatization Subsidiaries, costs associated with responding to natural disasters have been recoverable through requests for equitable adjustment.
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
More frequent and extended California drought conditions and changes in weather patterns cause increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California (“MWD”) and other state water contractors are able to import from northern California.
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
GSWC has implemented a modified supply cost balancing account, the MCBA, to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-months.
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
We may not be able to procure sufficient renewable energy resources to comply with CPUC rules
We are required to procure a portion of our electricity for BVESI from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have an agreement with a third party to purchase renewable energy credits, which enables us to meet these requirements through 2023.  In the event that the third party fails to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.
Utility Privatization Contract Risks
Our contracts for servicing military bases create certain risks that are different from our public utility operations
We have entered into contracts to provide water and/or wastewater services at military bases pursuant to an initial 50-year firm, fixed-priced contract and additional firm, fixed-price contracts, subject to termination, in whole or in part, for the convenience of the U.S. government.  In addition, the U.S. government may stop work under the terms of one or more of the contracts, delay performance of our obligations under the contracts or modify the contracts at its convenience.
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
Certain payments under these contracts are subject to appropriations by Congress. We may experience delays in receiving payment or delays in price adjustments due to canceled or delayed appropriations specific to our projects, reductions in government spending for the military generally or military-base operations specifically or other delays in Congress approving appropriations. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts, government shutdowns and the overall level of government expenditures.
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
We establish prices for these types of firm fixed-price contracts and the overall 50-year contract taken as a whole, based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.
We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases
Entering into contracts with the U.S. government subjects us to a number of operational and compliance risks over our performance of contracted services on military bases. We are periodically audited or reviewed by the Defense Contract Auditing Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”), the Department of Labor (“DOL”), the Defense Logistics Agency Energy (“DLAE”), and/or the Department of Justice (“DOJ”) for compliance with federal acquisition regulations, cost-accounting standards and other laws, regulations and standards that are not applicable to the operations of GSWC or BVESI. During the course of these audits/reviews, the U.S. government may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government administrative contracting officer that such costs be disallowed. If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, delay price adjustments or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.
Moreover, we are subject to potential government investigations of our business practices and compliance with government procurement statutes and security regulations. If we are charged with wrongdoing as a result of an investigation, or if we fail to comply with the terms of one or more of our U.S. government contracts, other agreements with the U.S. government or U.S. government statutes and regulations, our existing contracts could be terminated or we could be suspended or barred from future U.S. government contracts for a period of time, and be subject to possible damages, fines and penalties as well as damage to our reputation in the water and wastewater industry, which could have a material adverse effect on our results of operations and cash flows.
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
We may not be fully reimbursed for all of our construction costs or may only receive payment on a delayed basis
Unlike GSWC and BVESI, who recover their capital investments from customers over the life of the assets through annual depreciation and earn a return on such investments through the ratemaking process, ASUS is reimbursed for the cost of ongoing renewal and replacement construction projects plus a profit through the collection of a monthly cash stream under each of the contracts with the U.S. government. ASUS also receives funding from the U.S. government for initial and other new construction projects at the military bases it serves that, in many cases, are outside the scope of contracts with the U.S. government and are granted through firm-fixed contract modifications. Our Military Utility Privatization Subsidiaries expect to continue incurring significant construction costs. Reimbursement by the U.S government for these construction costs may not be fully reimbursable if the costs incurred are greater than the amounts estimated and approved by the U.S. government, or payments may be delayed awaiting government funding and processing, which could significantly affect our cash flows from operations.
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
We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet the Military Utility Privatization Subsidiaries’ water distribution system requirements under their contracts with the U.S. government, the Military Utility Privatization Subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. We believe, however, that the terms of the contracts between the Military Utility Privatization Subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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

We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures, cyberattacks or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data, or delay or prevent operations and adversely affect our financial results and could result in liabilities not covered by insurance or recoverable in rates for misappropriation of assets or sensitive information, corruption of data and the impact of operational disruptions on our customers.
Security risks, data protection breaches and cyberattacks could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price
There have been an increasing number of cyberattacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization.  Although we do not believe that our systems are at a materially greater risk of cyber security attacks than other similar organizations, our information technology systems remain at risk to damage or interruption from:
•supply chain attacks;
•ransomware;
•malware;
•hacking; and
•denial of service actions.
We have implemented security measures and will continue to devote significant resources to improve our security posture to address any security vulnerabilities in an effort to prevent cyberattacks.  Despite our efforts, due to the evolving nature of cyberattacks and vulnerabilities, we cannot be assured that a cyberattack will not cause water, wastewater or electric system problems, disrupt service to our customers, compromise important data or systems or result in unintended release of customer or employee information.  Moreover, if a security breach affects our systems or results in the unauthorized release of sensitive data, our reputation could be materially damaged. We may not discover any security breach and loss of information for a significant period of time after the security breach. We could also be exposed to a risk of loss or litigation and possible liability. In addition, pursuant to U.S. government regulations regarding cybersecurity of government contractors, we might be subject to fines, penalties or other actions, including debarment, with respect to current contracts or with respect to future contract opportunities. We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber events may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cyber insurance at reasonable rates.
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
Human Capital Management and Supply Risks
Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business
In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, regulatory, business-development and information-technology support positions. Our regulated business and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service. In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates. This is especially challenging for us since approximately 30% of our employees will be eligible to retire in the next five years. The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.

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
•our legal exposure and the appropriate accrual for claims, including general liability and workers’ compensation claims;
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
As our capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform, we will need access to external financing more often, which increases our exposure to market conditions. In addition to cash flow from operations, we rely primarily on our credit facilities and long-term private placement notes to satisfy our liquidity needs. Changes in market conditions, including events beyond our control such as recent increases to interest rates, could limit our ability to access capital on terms favorable to us or at all, including credit facilities with the borrowing capacities needed as well as issuing long-term debt. As a result, the amount of capital available may not be sufficient to meet all our liquidity needs at a reasonable cost at all of our subsidiaries.
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates; regulatory developments; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities’ businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.
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
Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on AWR’s credit facility.  Our subsidiaries only pay dividends if and when declared by the respective subsidiary board.  Moreover, GSWC and BVESI are obligated to give first priority to their own capital requirements and to maintain capital structures consistent with those determined to be reasonable by the CPUC in its most recent decisions on capital structure for both GSWC and BVESI in order for customers to not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Water Properties
As of December 31, 2022, GSWC’s physical properties consisted of water transmission and distribution systems, which included 2,864 miles of pipeline together with services, meters and fire hydrants, and approximately 450 parcels of land generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including three surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC’s properties are located in California.
As of December 31, 2022, GSWC owned 242 wells, of which 170 are active operable wells equipped with pumps with an aggregate production capacity of approximately 169 million gallons per day. GSWC has 58 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 116.6 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
242	387	2,864	263,244	26,698	143	116.6	(1)

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
Electric Properties
BVESI’s properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2022, BVESI owned and operated approximately 87.80 miles of overhead 34.5 kilovolt (kv) sub-transmission lines (8.96 circuit miles are insulated), 6.49 miles of underground 34.5 kv sub-transmission lines, 492.17 miles of overhead 4.16 kv or 2.4 kv distribution lines (12.15 circuit miles are insulated), 113.57 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVESI also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2022, GSWC had adjudicated groundwater rights and surface water rights of 70,176 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
Office Buildings
GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. BVESI owns office space in California. ASUS leases office facilities in Georgia, Virginia, and North Carolina, and owns service centers in Florida, Maryland, South Carolina, Virginia, Texas, North Carolina and Kansas.
Mortgage and Other Liens
As of December 31, 2022, neither AWR, GSWC, BVESI, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVESI are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
The graph below compares the cumulative 5-Year total return of American States Water Company’s Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of seven water utilities that includes: American Water Works Company Inc., Essential Utilities Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Co, York Water Co. and SJW Group. In accordance with SEC guidance, the returns of the seven utilities included in the peer group are weighted according to their respective market capitalizations.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2017. Relative performance is tracked through December 31, 2022.

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
American States Water Company	$100.00	$117.91	$154.69	$144.23	$190.76	$173.70
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
Peer Group	$100.00	$98.85	$133.37	$156.07	$192.70	$164.94
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.” The intraday high and low NYSE prices on the Common Shares for each quarter during the past two years were:

	Stock Prices
	High	Low
2022
First Quarter	$103.44	$81.26
Second Quarter	$92.80	$71.22
Third Quarter	$91.02	$77.91
Fourth Quarter	$100.51	$77.98

2021
First Quarter	$83.05	$70.07
Second Quarter	$83.75	$75.34
Third Quarter	$94.96	$79.57
Fourth Quarter	$103.77	$84.93
The closing price of the Common Shares of American States Water Company on the NYSE on February 28, 2023 was $89.30.
Approximate Number of Holders of Common Shares
As of February 28, 2023, there were 1,950 holders of record of the 36,969,622 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding Common Shares of GSWC, BVESI and ASUS. ASUS owns all of the outstanding stock of the Military Utility Privatization Subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2022	2021
First Quarter	$0.3650	$0.335
Second Quarter	$0.3650	$0.335
Third Quarter	$0.3975	$0.365
Fourth Quarter	$0.3975	$0.365
Total	$1.5250	$1.400
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC is prohibited under the terms of its senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $746.4 million to invoke this covenant as of December 31, 2022.
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
Under the least restrictive of the California tests, approximately $709.5 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2022. Approximately $643.9 million was available for GSWC to pay dividends to AWR at December 31, 2022, and approximately $64.9 million was available for BVESI to pay dividends to AWR at December 31, 2022. BVESI has a separate revolving credit facility, and its ability to pay dividends is subject to the requirement in the credit agreement to maintain compliance with all covenants described in Note 9 Bank Debt.

ASUS’s ability to pay dividends to AWR is dependent upon the ability of each of the Military Utility Privatization Subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS’s ability to pay dividends under California law.
AWR paid $56.4 million in dividends to shareholders for the year ended December 31, 2022, as compared to $51.7 million for the year ended December 31, 2021. GSWC paid dividends of $27.0 million and $38.3 million to AWR in 2022 and 2021, respectively. BVESI paid dividends of $14.7 million during 2022, and did not pay dividends to AWR in 2021. ASUS paid dividends of $14.7 million in 2022, and did not pay dividends to AWR in 2021.
Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not directly issue any unregistered equity securities during 2022.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2022	13,228		$80.12	—	—
November 1 - 30, 2022	197		$96.82	—	—
December 1 - 31, 2022	2,332		$98.18	—	—
Total	15,757	(2)	$83.00	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)    Of these amounts, 12,996 Common Shares were acquired on the open market for employees pursuant to the 401(k) Plan. The remainder of the shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)         Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contains a maximum number of common shares that may be purchased in the open market.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVESI, and ASUS and its subsidiaries), and AWR (parent) where applicable. The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted common shares.  Furthermore, the gains and losses generated on the investments held to fund one of the Company’s retirement plans during the years ended December 31, 2022 and 2021 have been excluded and the retroactive impact of new 2022 water rates not yet recorded due to the delay in receiving a final decision from the CPUC, which will be retroactive to January 1, 2022 when approved, have been included to calculate adjusted diluted earnings per share when communicating AWR’s consolidated and its water segment’s results for the years ended December 31, 2022 and 2021 to help facilitate comparisons of AWR’s performance from period to period. Diluted earnings per share by business segment and adjusted diluted earnings per share constitute “non-GAAP financial measures” under the Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants. All of these measures are derived from consolidated financial information of the Registrant, but are not presented in our financial statements that are prepared in accordance with GAAP.
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments.  AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary Results by Segment.”
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
Excluding the advice letter project revenues, the amounts included in the settlement agreement would increase the 2022 adopted revenues by approximately $30.3 million, or $0.59 per share, as compared to the 2021 adopted revenues, and increase the 2022 adopted supply costs by $9.6 million, or $0.19 per share, as compared to the 2021 adopted supply costs, which combined is an increase of $0.40 per share. The settlement agreement also allows for the potential of additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values.

The three remaining unresolved issues relate to GSWC’s requests for: (i) a medical insurance cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC’s customer service areas. GSWC and Public Advocates have filed briefs with the CPUC on these unsettled issues. A proposed decision will address the three unresolved issues along with the settlement agreement filed by GSWC and Public Advocates. Pending a final decision on this general rate case application, GSWC filed with the CPUC for interim rates that will make the new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. In January 2023, the CPUC issued a decision that approved a second extension of the statutory deadline for a final decision in the water general rate case proceeding to April 7, 2023.

Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the year ended December 31, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded upon receiving a decision by the CPUC that approves the settlement agreement. Had the new 2022 water rates been approved and effective January 1, 2022 consistent with the settlement agreement reached between GSWC and Public Advocates, GSWC would have recorded the additional revenues of $30.3 million, or $0.59 per share, and the additional water supply costs of $9.6 million, or $0.19 per share, per the settlement agreement previously discussed, as well as an additional reduction to revenues of $1.1 million, or $0.02 per share, to reflect the incremental impact of revenues subject to refund from the new 2022 rates as a result of the lower cost of debt in the pending cost of capital proceeding discussed below, which all combined would have been $0.38 per share higher than what was actually recorded for the year of 2022.
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
The 5.1% cost of debt requested in the pending cost of capital proceeding is lower than the previously authorized amount of 6.6%. The new cost of debt is expected to lower 2022 adopted water revenues by approximately $7.5 million, or $0.15 per share, as compared to 2021 adopted water revenues at the currently authorized cost of debt of 6.6% that is presently being billed to water customers until a final decision is issued in this proceeding. Based on management’s analysis of this regulatory proceeding and associated accounting to date, for the year ended December 31, 2022, GSWC reduced revenues by $6.4 million, or approximately $0.13 per share, based on 2021 billed rates and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. Due to the delay in finalizing the water general rate case previously discussed, water revenues billed and recorded for the year ended December 31, 2022 were based on 2021 adopted rates and, therefore, an additional reduction of $1.1 million, or $0.02 per share, will be recorded once a decision is approved in the general rate case to reflect the incremental impact of revenues subject to refund from the new 2022 rates resulting from the lower cost of debt in the pending cost of capital proceeding.
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
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on the discontinuation of the WRAM and MCBA, which the CPUC denied in September 2021. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court (“Court”) to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court ordered GSWC, along with the other IOWUs and CWA, to file opening briefs, which were filed on September 1. The CPUC’s answer to the opening briefs was originally due by November 15 and reply briefs were due by December 15. However, as a result of SB 1469, in October 2022 the CPUC filed a motion to dismiss the IOWUs and CWA’s petition with the Court, and also requested that the Court suspend the proceeding schedule until it rules on the motion to dismiss. The Court granted the CPUC’s request to suspend the proceeding schedule. In November 2022, the Supreme Court denied the CPUC’s motion to dismiss and established a new proceeding schedule whereby the CPUC filed their answer brief on December 9 and the IOWUs filed their reply brief on January 13, 2023. At this time, management cannot predict the final outcome of this matter.
Final Decision in the Second Phase of the Low-Income Affordability Rulemaking:
On July 15, 2021, the CPUC issued a final decision in the second phase of the Low-Income Affordability Rulemaking. The final decision requires that amounts tracked in GSWC’s COVID-19 Catastrophic Event Memorandum Account (“CEMA”) account for unpaid customer bills be first offset by any (i) federal or state relief for customers’ utility bill debt, and (ii) customer payments through payment-plan arrangements prior to receiving recovery from customers at large. In January 2022, GSWC received $9.5 million of relief funding from the state of California for customers’ unpaid water bills incurred during the pandemic, which it applied to its delinquent customers’ eligible balances.
In August 2021, GSWC, in addition to three other parties, filed separate applications to the CPUC for rehearing on certain aspects of this final decision, which the CPUC denied in May 2022. In March 2022, CWA filed a petition for writ of review to the California Supreme Court, urging the Court to review the CPUC’s final decision on the second phase of the Low-Income Affordability Rulemaking. CWA amended its petition to reflect the CPUC’s decision denying the requests for rehearing. In September 2022, the Supreme Court denied CWA’s amended petition for writ of review.
Electric General Rate Cases:
On August 15, 2019, the CPUC issued a final decision on the electric general rate case that set new rates for the years 2018 – 2022. Among other things, the decision increased adopted electric revenues by $1.0 million in 2022 not subject to an earnings test. The decision also allowed BVESI to construct all the capital projects requested in its application, which are dedicated to improving system safety and reliability and total approximately $44 million over the 5-year rate cycle. The decision authorized a return on equity for the electric segment of 9.6% and included a capital structure and a debt cost that are consistent with those approved by the CPUC in March 2018 in connection with GSWC’s water segment cost of capital proceeding.
On August 30, 2022, BVESI filed a general rate case application that will determine new electric rates for the years 2023 – 2026. Among other things, BVESI requested (i) capital budgets of approximately $62 million for the four-year rate cycle, and another $6.2 million for a large line replacement capital project to be filed for revenue recovery through an advice letter when the project is completed, and (ii) a capital structure for BVESI of 61.8% equity and 38.2% debt, a return on equity of 11.25%, an embedded cost of debt of 5.1%, and a return on rate base of 9.05%. Furthermore, included in the general rate case application is a request for recovery of all capital expenditures and other costs incurred over the last few years in connection with BVESI’s wildfire mitigation plans that are currently not in customer rates. These costs will be subject to review by the CPUC during the general rate case proceeding. On December 16, 2022, a pre-hearing conference was held to discuss the scope of issues and schedule for the proceeding. On December 15, 2022, the CPUC approved a decision for BVESI to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. In February 2023, a scoping memo and ruling that set the final schedule and scope of issues in BVESI’s general rate case proceeding was issued by the CPUC. Based on the schedule, a proposed decision is expected in the fourth quarter of 2023.

Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year firm fixed-price contract and additional firm fixed-price contracts. The contract price for each of these contracts is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2022, ASUS was awarded approximately $34.4 million in new construction projects for completion beginning in 2022 through 2025. Earnings and cash flows from modifications to the initial 50-year contract or additional contracts thereafter with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
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
In response to orders issued by the CPUC and the governor of California, GSWC and BVESI suspended service disconnections for nonpayment. However, pursuant to the CPUC’s July 15, 2021 decision in the Second Phase of the Low-Income Affordability Rulemaking discussed previously, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended and as a result, disconnections for delinquent residential customers resumed in June 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. In addition, electric-service disconnections for non-payment can only be done after taking into account certain conditions such as average daily temperatures, and residential disconnections are capped on an annual basis at 2.5% of the total residential customers during the previous calendar year.
The COVID-19 pandemic and its lingering effects to the economy has contributed to significant volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC’s pension and other retirement plans. In addition, the economic impact of the pandemic has also significantly increased the amount of delinquent customer accounts receivable, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVESI intend to file with the CPUC for future recovery.
Without the ability to disconnect service for non-payment, during the first half of 2022, GSWC and BVESI continued to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts. As of December 31, 2022, GSWC and BVESI had approximately $3.5 million and $497,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings.
In January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers’ eligible balances. During 2022, BVESI received a total of $473,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic. The CPUC requires that amounts tracked in GSWC’s and BVESI’s COVID-19 emergency-related memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 emergency-related memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
On January 30, 2023, the Biden Administration announced that the COVID-19 national emergency and public health emergency will end on May 11, 2023. The COVID-19 emergency-related memorandum accounts for GSWC and BVESI will remain open until the COVID-19 national emergency and public health emergency ends.

Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Year Ended
	12/31/2022	12/31/2021	CHANGE
Water	$1.45	$1.87	$(0.42)
Electric	0.24	0.21	0.03
Contracted services	0.46	0.48	(0.02)
AWR (parent)	(0.04)	(0.01)	(0.03)
Consolidated fully diluted earnings per share, as reported (GAAP)	$2.11	$2.55	$(0.44)
For the year ended December 31, 2022, AWR’s recorded consolidated diluted earnings were $2.11 per share, as compared to $2.55 per share for the same period in 2021, a decrease of $0.44 per share. Included in the results for the year ended December 31, 2022 were losses totaling $5.2 million, or approximately $0.10 per share, on investments held to fund one of the Company’s retirement plans, as compared to gains of $4.3 million, or approximately $0.08 per share, for the same period in 2021, both due to financial market conditions. Furthermore, due to the delay in receiving a final decision from the CPUC on GSWC’s pending water general rate case that will set new rates beginning in 2022, water revenues billed and recorded for the year of 2022 were based on 2021 adopted rates, pending a final decision. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded upon receiving a decision by the CPUC. Had the new 2022 water rates been approved effective January 1, 2022 and consistent with the settlement agreement reached between GSWC and Public Advocates, GSWC would have recorded additional revenues of $30.3 million, or $0.59 per share, and additional water supply costs of $9.6 million, or $0.19 per share, as well as an additional reduction to revenues of $1.1 million, or $0.02 per share, to reflect the incremental impact of revenues subject to refund from the new 2022 rates as a result of the lower cost of debt in the pending cost of capital proceeding, which all combined would have been $0.38 per share higher than what was actually recorded for the year of 2022.
Excluding the gains and losses on investments from both periods, and including the additional net revenues and water supply costs in the results for the year of 2022 had a final decision in the water general rate case not been delayed, adjusted consolidated diluted earnings for the year of 2022 would have been $2.59 per share as compared to adjusted diluted earnings of $2.47 per share for the same period in 2021, an adjusted increase of $0.12 per share.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 17 to the Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the year ended December 31, 2022 and 2021:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Operating income (Note 17)	$92,455	$107,573	$11,740	$10,738	$22,449	$22,675	$(8)	$(9)	$126,636	$140,977
Other income and expense	22,339	16,263	425	(101)	(273)	(488)	2,085	533	24,576	16,207
Income tax expense (benefit)	16,346	22,095	2,439	2,975	5,476	5,434	(597)	(81)	23,664	30,423
Net income (loss)	$53,770	$69,215	$8,876	$7,864	$17,246	$17,729	$(1,496)	$(461)	$78,396	$94,347
Weighted Average Number of Diluted Shares	37,039	37,010	37,039	37,010	37,039	37,010	37,039	37,010	37,039	37,010
Diluted earnings per share	$1.45	$1.87	$0.24	$0.21	$0.46	$0.48	$(0.04)	$(0.01)	$2.11	$2.55
Water Segment:
For the year ended December 31, 2022, recorded diluted earnings from the water utility segment were $1.45 per share, as compared to $1.87 per share for the same period in 2021, a decrease of $0.42 per share. As discussed above, the decrease at the water segment was partly due to losses of $0.10 per share incurred during the year ended December 31, 2022 on investments held to fund a retirement plan, as compared to gains of $0.08 per share for the same period in 2021, a net decrease in earnings of $0.18 per share. Furthermore, and also discussed above, the water segment’s results for the year ended December 31, 2022 would have included an additional $0.38 per share had there been no delay in receiving a decision approving the settlement agreement with Public Advocates in the water general rate case that approves the new 2022 rates effective January 1, 2022.

Excluding the gains and losses on investments from both periods, and including the additional net revenues and water supply costs in the result for the year ended December 31, 2022 had a final decision in the water general rate case not been delayed, adjusted diluted earnings for the year ended December 31, 2022 at the water segment were $1.93 per share as compared to adjusted diluted earnings of $1.79 per share for the same period in 2021, an adjusted increase at the water segment of $0.14 per share, or a 7.8% increase, despite an approximate $0.13 per share reduction in earnings during the year ended December 31, 2022 as a result of the lower cost of debt in the pending cost of capital proceeding discussed below.

Excluding only the gains and losses on investments from both periods discussed above, adjusted diluted earnings at the water segment for the year ended December 31, 2022 were $1.55 per share, as compared to adjusted earnings of $1.79 per share for 2021, an adjusted decrease of $0.24 per share due to the following items:
•A decrease in the water operating revenues of $6.5 million largely as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to revenues during the year ended December 31, 2022 of $6.4 million, or approximately $0.13 per share, to reflect management’s best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available. As discussed previously, water revenues billed and recorded for the year ended December 31, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on the general rate case application.
•An increase in water supply costs of $1.1 million, which consist primarily of the changes in the water supply cost balancing accounts due to the effect of rate increases implemented mid-year 2021 reducing the under-collections offset by a decrease in water purchased due to decreases in water consumption and production that are being driven by drought conditions and water use restrictions, partially offset by increases in wholesale water costs. Adopted supply costs for the year ended December 31, 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $7.1 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in (i) overall labor costs, (ii) operation-related expenses resulting from higher chemical and water treatment costs and transportation expenses, (iii) administrative and general expenses resulting from higher insurance costs, and employee-related benefits, (iv) depreciation and amortization expenses resulting from additions to utility plant, and (v) maintenance expenses.
•The sale of non-utility-related land at the water segment resulted in a gain of $409,000 recorded during 2021, with no equivalent item in 2022.
•An overall increase in interest expense (net of interest and other income) of $613,000 resulting primarily to an overall increase in total borrowing levels to support, among other things, the capital expenditures program at GSWC and higher short-term interest rates. This was partially offset by an increase in interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial paper rate, which increased compared to 2021.
•An overall increase in other income (net of other expenses) of $4.0 million due primarily from a decrease in the non-service cost components related to GSWC’s benefit plans resulting from lower actuarial losses recognized during the year ended December 31, 2022 as compared to 2021.
•A decrease in the effective income tax rate, which positively impacted earnings. The decrease resulted primarily from changes in certain flow-through and permanent items. As a regulated utility, GSWC treats certain temporary differences as flow-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction ratemaking. Changes in the magnitude of flow-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.03 per share for the year ended December 31, 2022 as compared to 2021, largely due to an increase in electric operating revenues resulting from CPUC-approved rate increases effective January 1, 2022 and a lower effective income tax rate at the electric segment due to changes in flow-through taxes, partially offset by higher interest expense (net of interest income). In April 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of 10 and 15 year terms. BVESI used the proceeds to pay down all outstanding borrowings under its credit facility as required by the CPUC. Generally, borrowings under the credit facility bear lower short-term rates.

Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.02 per share for the year ended December 31, 2022 as compared to 2021, largely due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown caused by longer materials supply-chain lead-times, delays in receiving capital upgrade awards, and other delays. There was also an increase in overall operating expenses (excluding construction expenses). These decreases to earnings at the contracted services segment were partially offset by an increase in management fee revenues resulting from the annual economic price adjustments.
AWR (Parent):
For the year ended December 31, 2022, diluted earnings from AWR (parent) decreased $0.03 per share compared to 2021 due primarily to an increase in interest expense resulting from higher short-term interest rates on borrowings made under AWR’s revolving credit facility.
The following discussion and analysis for the years ended December 31, 2022 and 2021 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVESI and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2022 and 2021 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
OPERATING REVENUES
Water	$340,602	$347,112	$(6,510)	-1.9%
Electric	39,986	38,345	1,641	4.3%
Contracted services	110,940	113,396	(2,456)	-2.2%
Total operating revenues	491,528	498,853	(7,325)	-1.5%

OPERATING EXPENSES
Water purchased	75,939	77,914	(1,975)	-2.5%
Power purchased for pumping	11,861	11,103	758	6.8%
Groundwater production assessment	19,071	19,412	(341)	-1.8%
Power purchased for resale	15,039	11,240	3,799	33.8%
Supply cost balancing accounts	(12,000)	(11,421)	(579)	5.1%
Other operation	38,095	34,738	3,357	9.7%
Administrative and general	86,190	83,547	2,643	3.2%
Depreciation and amortization	41,315	39,596	1,719	4.3%
Maintenance	13,392	12,781	611	4.8%
Property and other taxes	22,894	22,522	372	1.7%
ASUS construction	53,171	56,909	(3,738)	-6.6%
Gain on sale of assets	(75)	(465)	390	-83.9%
Total operating expenses	364,892	357,876	7,016	2.0%

OPERATING INCOME	126,636	140,977	(14,341)	-10.2%

OTHER INCOME AND EXPENSES
Interest expense	(27,027)	(22,834)	(4,193)	18.4%
Interest income	2,326	1,493	833	55.8%
Other, net	125	5,134	(5,009)	-97.6%
	(24,576)	(16,207)	(8,369)	51.6%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	102,060	124,770	(22,710)	-18.2%

Income tax expense	23,664	30,423	(6,759)	-22.2%

NET INCOME	$78,396	$94,347	$(15,951)	-16.9%

Basic earnings per Common Share	$2.12	$2.55	$(0.43)	-16.9%

Fully diluted earnings per Common Share	$2.11	$2.55	$(0.44)	-17.3%

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
Water
Due to the delay in the CPUC issuing a final decision on the water general rate case, billed water revenues for the year ended December 31, 2022 were based on 2021 adopted rates, pending a CPUC final decision on GSWC’s general rate case application. For the year ended December 31, 2022, revenues from water operations decreased by $6.5 million to $340.6 million, compared to the same period in 2021 as a result of the lower cost of debt included in the pending cost of capital application. GSWC recorded a reduction to water revenues of $6.4 million to reflect management’s best estimate at this time of revenues subject to refund from the pending cost of capital proceeding, which includes the impact of GSWC’s lower cost of debt requested in its application.
Billed water consumption for the year ended December 31, 2022 was lower by 6.0% compared to 2021. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the year ended December 31, 2022 increased $1.6 million to $40.0 million as a result of new CPUC-approved electric rates effective January 1, 2022 and a 6.5% increase in electric usage as compared to 2021. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2022, revenues from contracted services decreased $2.5 million to $110.9 million as compared to $113.4 million for 2021. The decrease was due to lower construction activity resulting, in part, from timing differences of when such work was performed as compared to the same period of 2021, as well as a slowdown primarily caused by longer materials supply-chain lead-times, delays in receiving capital upgrade awards, and other delays. This decrease was partially offset by increases in management fees due to the successful resolution of various economic price adjustments.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2022, ASUS was awarded approximately $34.4 million in new construction projects for completion in 2022 through 2025. Earnings and cash flows from modifications to the initial 50-year contract and additional contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for 30.1% and 30.2% of total operating expenses for the years ended December 31, 2022 and 2021, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages for purchased water for the years ended December 31, 2022 and 2021 were 45%, as compared to the adopted percentages of 34% for 2022 and 2021. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.  Due to the delay in finalizing the water general rate case, which will set new rates for the years 2022 through 2024, adopted supply costs for the year ended December 31, 2022 were based on 2021 authorized amounts, pending a final decision by the CPUC on GSWC’s general rate case application.
Under the current CPUC-approved Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the years ended December 31, 2022 and 2021, water supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water purchased	$75,939	$77,914	$(1,975)	-2.5%
Power purchased for pumping	11,861	11,103	758	6.8%
Groundwater production assessment	19,071	19,412	(341)	-1.8%
Water supply cost balancing accounts *	(8,643)	(11,295)	2,652	-23.5%
Total water supply costs	$98,228	$97,134	$1,094	1.1%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(12,000,000) and $(11,421,000) for 2022 and 2021, respectively.
Purchased water costs for the year ended December 31, 2022 decreased to $75.9 million as compared to $77.9 million for 2021 primarily due to decreases in water consumption and production that are being driven by drought conditions and water use restrictions, partially offset by increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electric rates. Groundwater production assessments decreased due to a decrease in water usage, partially offset by increases in pump tax rates during the year ended December 31, 2022 as compared to 2021.
For the year ended December 31, 2022, the water supply cost balancing account had $8.6 million under-collection as compared to an $11.3 million under-collection in 2021. The decrease in under-collection was primarily due to the effect of rate increases implemented mid-year 2021 at certain rate-making areas to specifically cover increases in supply costs experienced in these areas, thereby reducing their under-collections.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVESI’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the years ended December 31, 2022 and 2021, electric supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Power purchased for resale	$15,039	$11,240	$3,799	33.8%
Electric supply cost balancing account *	(3,357)	(126)	(3,231)	2,564.3%
Total electric supply costs	$11,682	$11,114	$568	5.1%

* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(12,000,000) and $(11,421,000) for 2022 and 2021, respectively.
For the year ended December 31, 2022, the cost of power purchased for resale to BVESI’s customers increased to $15.0 million as compared to $11.2 million for 2021 primarily due to higher average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, increased to $97.89 per MWh in 2022 from $71.94 per MWh in 2021. This increase in price resulted in an under-collection of $3.4 million recorded in the electric supply balancing account during 2022 as compared to an under-collection of $126,000 during 2021.

Other Operation
The primary components of other operation expenses include payroll, materials and supplies, chemicals and water-treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2022 and 2021, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$28,117	$25,781	$2,336	9.1%
Electric Services	3,311	3,011	300	10.0%
Contracted Services	6,667	5,946	721	12.1%
Total other operation	$38,095	$34,738	$3,357	9.7%
For the year ended December 31, 2022, other operation costs at the water segment increased due primarily to higher water treatment and chemical costs, as well as transportation costs. The increase at the electric segment was due primarily to higher operation-related outside-service costs. The increase at the contracted services segment was due primarily to higher water treatment and chemical costs, operation-related labor, and transportation costs. Transportation costs were higher due, in part, to increases in fuel and maintenance costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2022 and 2021, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$58,358	$55,552	$2,806	5.1%
Electric Services	7,901	8,694	(793)	-9.1%
Contracted Services	19,923	19,292	631	3.3%
AWR (parent)	8	9	(1)	-11.1%
Total administrative and general	$86,190	$83,547	$2,643	3.2%
Administrative and general expenses increased at the water segment largely due to increases in employee-related benefits, including an increase of $1.2 million related to the service cost component of GSWC’s defined-benefit pension plan. As a result of GSWC’s two-way pension balancing account authorized by the CPUC, increases in pension costs are fully recovered in customer rates, thus having no material impact to earnings. There was also an increase in insurance and general corporate costs, partially offset by decreases in regulatory and other outside-service costs.
Administrative and general expenses decreased at the electric segment due, in part, to a decrease of $192,000 in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in administrative and general expenses, resulting in no impact to earnings. There was also a decrease in outside-service and other administrative and general costs.
Administrative and general expenses increased at the contracted services segment due to an increase in outside services, insurance, travel, and labor expenses.

Depreciation and Amortization
For the years ended December 31, 2022 and 2021, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$34,805	$33,384	$1,421	4.3%
Electric Services	2,792	2,572	220	8.6%
Contracted Services	3,718	3,640	78	2.1%
Total depreciation and amortization	$41,315	$39,596	$1,719	4.3%
The overall increase in depreciation expense resulted primarily from additions to utility plant and other fixed assets since 2021.
Maintenance
For the years ended December 31, 2022 and 2021, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$9,559	$9,056	$503	5.6%
Electric Services	723	697	26	3.7%
Contracted Services	3,110	3,028	82	2.7%
Total maintenance	$13,392	$12,781	$611	4.8%
Maintenance expense increased at the water segment due to higher unplanned maintenance and maintenance-related materials expenses incurred as compared to 2021.
Property and Other Taxes
For the years ended December 31, 2022 and 2021, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$19,080	$19,041	$39	0.2%
Electric Services	1,837	1,519	318	20.9%
Contracted Services	1,977	1,962	15	0.8%
Total property and other taxes	$22,894	$22,522	$372	1.7%
Property and other taxes increased at the water and electric segment primarily due to an increase in property taxes resulting from higher assessed property values brought about by capital additions. The increase at the water segment from property taxes was partially offset by a decrease in franchise fees resulting from lower water revenues recognized in 2022 compared to 2021.
ASUS Construction
For the year ended December 31, 2022, construction expenses for contracted services were $53.2 million, decreasing by $3.7 million compared to 2021 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed as compared to 2021, as well as a slowdown caused by longer materials supply-chain lead-times, delays in receiving capital upgrade awards, and other delays.
Gain On Sale of Assets
The decrease in gain on sale of assets in 2022 compared to 2021 was related primarily to the sale of a parcel of non-utility-related land at the water segment in 2021 with no equivalent item in 2022.

Interest Expense
For the years ended December 31, 2022 and 2021, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$22,742	$21,474	$1,268	5.9%
Electric Services	1,225	259	966	373.0%
Contracted Services	743	370	373	100.8%
AWR (parent)	2,317	731	1,586	217.0%
Total interest expense	$27,027	$22,834	$4,193	18.4%
AWR’s borrowings consist of bank debts under revolving credit facilities and long-term debt issuances at GSWC and BVESI. Consolidated interest expense increased as compared to 2021 resulting from an overall increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities, as well as overall increases in short- and long-term interest rates. Increases to borrowing levels include BVESI’s issuance of $35.0 million in unsecured private-placement notes in April 2022 consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.
Interest Income
For the years ended December 31, 2022 and 2021, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$1,083	$428	$655	153.0%
Electric Services	394	118	276	233.9%
Contracted Services	875	1,007	(132)	-13.1%
AWR (parent)	(26)	(60)	34	-56.7%
Total interest income	$2,326	$1,493	$833	55.8%
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rates, which have increased since 2021, partially offset by lower interest income recognized on certain construction projects at the contracted services segment as compared to 2021.
Other Income and (Expense), net
For the years ended December 31, 2022 and 2021, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$(680)	$4,783	$(5,463)	-114.2%
Electric Services	406	242	164	67.8%
Contracted Services	141	(149)	290	-194.6%
AWR (parent)	258	258	—	—%
Total interest income	$125	$5,134	$(5,009)	-97.6%
For the year ended December 31, 2022, other income (net of other expense) decreased mostly as a result of losses incurred on investments held to fund one of the Company’s retirement plans, as compared to gains generated during 2021, both due to financial market conditions. This was partially offset by a decrease in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits resulting from lower actuarial losses recognized during the year ended December 31, 2022, as compared to the same period in 2021. However, as a result of GSWC’s and BVESI’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the years ended December 31, 2022 and 2021, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2022	12/31/2021	CHANGE	CHANGE
Water Services	$16,346	$22,095	$(5,749)	-26.0%
Electric Services	2,439	2,975	(536)	-18.0%
Contracted Services	5,476	5,434	42	0.8%
AWR (parent)	(597)	(81)	(516)	637.0%
Total income tax expense	$23,664	$30,423	$(6,759)	-22.2%
Consolidated income tax expense for the year ended December 31, 2022 decreased by $6.8 million primarily due to a decrease in pretax income as compared to the same period in 2021. AWR’s ETRs were 23.2% and 24.4% for the years ended December 31, 2022 and 2021, respectively. GSWC’s ETR was 23.3% for the year ended December 31, 2022 as compared to 24.2% for 2021. The decrease in GSWC’s ETR was primarily due to net changes in certain flow-through and permanent items. The increase in AWR (parent)’s tax benefit was primarily due to an increase in pretax loss resulting from higher interest expense.
Information comparing the consolidated results of operations for fiscal years 2021 and 2020 can be found under Item 7, Management’s Discussion and Analysis under the heading “Consolidated Results of Operations-Years Ended December 31, 2021 and 2020” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

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
Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of GSWC and BVESI. When either files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of either GSWC’s or BVESI’s operations are no longer subject to the accounting guidance for the effects of certain types of regulation, they are required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of either GSWC’s or BVESI’s assets are not recoverable in customer rates, management is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary.  In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC were to disallow costs included in the ratemaking process.
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
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM.  With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. GSWC’s request to continue using the WRAM in its next general rate case is subject to CPUC approval. The CPUC also granted BVESI a revenue decoupling mechanism through the BRRAM. BVESI adjusts revenues in the BRRAM for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
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
ASUS’s fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheet. Revenues for ASUS’s operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to the initial 50-year contract and additional contracts thereafter. Revenues from construction activities are recognized based on either the percentage-of-completion or cost-plus methods of accounting.  In accordance with GAAP, revenue recognition under these methods requires management to estimate the progress toward completion on a contract in terms of efforts, such as costs incurred.  This approach is used because management considers it to be the best available measure of progress on these contracts. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the initial 50-year contract and additional contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.
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
As regulated utilities, GSWC and BVESI treat certain temporary differences as flow-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flow-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flow-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVESI were not required to account for its income taxes as regulated enterprises. As of December 31, 2022, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers’ accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan’s assets was 5.75% for 2022 and 6.00% for 2021.
For the pension plan obligation, Registrant increased the discount rate to 5.41% as of December 31, 2022 from 2.89% as of December 31, 2021 to reflect market interest-rate conditions at December 31, 2022. A hypothetical 25-basis point decrease in the assumed discount rate would have increased total net periodic pension expense for 2022 by approximately $795,000, and would have increased the projected benefit obligation (“PBO”) and accumulated benefit obligation (“ABO”) at December 31, 2022 by a total of $5.8 million.  A 25-basis point decrease in the long-term return on pension-plan-asset assumption would have increased 2022 pension cost by approximately $572,000.
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
The CPUC has authorized GSWC and BVESI to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  As of December 31, 2022, GSWC has a $1.5 million over-collection in its two-way pension balancing account for the general office and water regions. As of December 31, 2022, BVESI has a $496,000 over-collection in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2023, the pension contribution is expected to be approximately $2.8 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.  Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVESI to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $643.9 million was available for GSWC to pay dividends to AWR on December 31, 2022. Approximately $64.9 million was available for BVESI to pay dividends to AWR as of December 31, 2022. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR borrows under a revolving credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  AWR’s credit agreement expires in May 2023 and all intercompany borrowing agreements will expire concurrent with the expiration of AWR’s credit facility. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility. On April 22, 2022, AWR’s credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The change in benchmark rates has not had a material impact on its financing costs. The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility.
Given that AWR’s credit agreement will expire in May 2023, the outstanding borrowings under the credit facility of $255.5 million as of December 31, 2022 have been classified as a current liability on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $245.2 million. As further detailed below, on January 13, 2023, GSWC through a delayed-draw feature of its note purchase agreement, issued unsecured private placement notes totaling $130.0 million. Also, in January 2023, GSWC used the proceeds to pay off $129.0 million of outstanding borrowings as of December 31, 2022 under its intercompany borrowing arrangement with AWR. AWR then used the proceeds to pay off $124.0 million of the outstanding borrowings under its credit facility thereby improving AWR’s working-capital condition. As of March 1, 2023, AWR does not have sufficient liquidity or capital resources to repay its credit facility without extending its existing credit facility, entering into a new credit facility, or issuing new debt or equity.
Management plans to either renew and extend AWR’s credit facility or to enter into a new credit facility prior to its expiration date, and is confident, given AWR’s history in obtaining revolving credit facilities to meet its working-capital needs, that AWR will be able to do so with the needed borrowing capacities required to run its operations. In addition, AWR's plans included the issuance of long-term debt through GSWC during the fourth quarter of 2022, which it completed with the execution of a note purchase agreement in December 2022 for the issuance of unsecured private placement notes as discussed below. Management believes that execution of its plan is probable based on Registrant’s ability to generate consistent cash flows, its A+ credit ratings, its relationships with lenders, and its history of successfully raising debt necessary to fund its operations as recently evidenced by the issuance of long-term debt at GSWC. Accordingly, management has concluded that AWR will be able to satisfy its obligations, including those under its credit facility, for at least the next twelve months from the issuance date of these financial statements. However, AWR’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that AWR will be successful in implementing its plan.
On December 15, 2022, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $130.0 million. The note purchase agreement included a delayed-draw feature. On January 13, 2023, GSWC requested the funds and issued (i) $100.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.12% due January 31, 2033, and (ii) $30.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.22% due January 31, 2038. Interest will be payable semiannually for both Series A and Series B notes.

BVESI has a separate $35.0 million revolving credit facility without a parent guaranty, which was amended in December 2021 to reduce the interest rate and fees charged, as well as to extend the maturity date by a year to July 1, 2024. As of December 31, 2022, there were $22.0 million outstanding borrowings under this facility. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. The CPUC requires BVESI to completely pay off all borrowings under its revolving credit facility within a 24-month period. BVESI’s next pay-off period for its credit facility ends in September 2024.
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
During the first half of 2022, GSWC and BVESI continued to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic that has affected cash flows from operations. The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended and as a result, disconnections for delinquent residential customers resumed in June 2022. Thus far, the COVID-19 pandemic has not had a material impact on ASUS’s current operations.
In January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers’ eligible balances. During 2022, BVESI received a total of $473,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
In June 2022, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P also affirmed its negative outlook for both companies. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2023, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Management believes that AWR’s and GSWC’s sound capital structures and A+ credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 7, 2023, AWR’s Board of Directors approved a first quarter dividend of $0.3975 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on March 1, 2023 to shareholders of record at the close of business on February 21, 2023. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 68 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR has achieved a 9.2% compound annual growth rate in its annual dividend payments from 2012 – 2022. AWR’s current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
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
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under contracts with the U.S. government for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries. ASUS’s subsidiaries may also from time to time provide funding to ASUS or other subsidiaries of ASUS.
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $117.8 million for 2022 as compared to $115.6 million for the same period in 2021. During 2022, GSWC and BVESI received $9.5 million and $473,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. The increase in operating cash flow was also due to differences in the timing of vendor payments and income tax paid between the two periods, as well as the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
The increases in cash flows from operations discussed above were partially offset by a decrease in customer cash collections resulting from decreased water consumption brought about by drought conditions and water use restrictions. These under-collections are being captured in the 2022 WRAM. Furthermore, the delay in the water general rate case decision has negatively affected cash flows from operating activities as billed revenues in 2022 have been based on 2021’s adopted customer rates while operating expenses have continued to increase.
The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $167.1 million for the year ended December 31, 2022 as compared to $145.1 million for the same period in 2021, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2023, the regulated utilities’ company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply-chain issues or any continued lingering effects of the COVID-19 pandemic.
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
Net cash provided by financing activities was $50.3 million for the year ended December 31, 2022 as compared to cash used of $2.3 million for 2021. The increase in cash provided by financing activities in 2022 was due, in part, to the issuance by BVESI of new unsecured private-placement notes totaling $35.0 million. The proceeds were used to pay down outstanding borrowings under BVESI’s credit facility. In addition, during 2021, cash was used for the early redemption of GSWC’s 9.56% private-placement notes in the amount of $28.0 million in May 2021. During the year ended December 31, 2022, AWR had a net increase in borrowings on its credit facilities of $72.0 million to support operations and capital expenditures. During 2021, AWR had a net increase in borrowings on its credit facilities of $71.3 million.
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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. On April 22, 2022, the AWR credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million, which provided an increase in GSWC’s borrowing capacity under its intercompany borrowing agreement. All intercompany borrowing agreements expire concurrent with the expiration of AWR’s credit facility in May 2023. AWR intends to execute a new intercompany borrowing agreement with GSWC consistent with a new credit facility. As of December 31, 2022, GSWC had $129.0 million outstanding under its intercompany borrowing arrangement with AWR. The CPUC requires GSWC to completely pay off all intercompany borrowings with AWR within a 24-month period. On January 31, 2023, GSWC used the proceeds from the issuance of equity to AWR and from the issuance of long-term debt discussed below to pay-off all of its intercompany borrowing from AWR.
On December 15, 2022, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $130.0 million. The note purchase agreement includes a delayed-draw feature that allows for the sale and purchase of the notes to occur on a business day on or prior to March 1, 2023. On January 13, 2023, GSWC, through the delayed-draw feature, requested and issued unsecured private placement notes totaling $130.0 million. GSWC used the proceeds to pay off the majority of outstanding borrowings under the intercompany borrowing arrangement with AWR.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $94.5 million for the year ended December 31, 2022 as compared to $100.3 million for 2021.  The overall decrease in GSWC’s cash flows from operations was largely due to a decrease in customer cash collections resulting from decreased water consumption brought about by drought conditions and water use restrictions. These under-collections are being captured in the 2022 WRAM balances. Furthermore, the delay in the water general rate case decision has negatively affected cash flows from operating activities as billed revenues in 2022 have been based on 2021’s adopted customer rates while operating expenses have continued to increase. These decreases were partially offset by state relief funds. During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The decrease was also partially offset by differences in the timing of vendor payments and income tax paid between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $147.7 million for the year ended December 31, 2022 as compared to $124.3 million for 2021, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
AWR issued an interest-bearing promissory note to GSWC that expires in May 2023, and that allows AWR to borrow amounts up to $30.0 million for working-capital purposes. During 2021, AWR borrowed and subsequently repaid $26.0 million under the terms of the note. During 2022, there were no borrowings under this arrangement.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $53.1 million for the year ended December 31, 2022 as compared to $11.1 million net cash used for 2021.  The higher cash used for financing activities in 2021 was largely due to the early redemption of GSWC’s 9.56% private-placement notes in the amount of $28.0 million in May 2021. During the year ended December 31, 2022, GSWC had an increase in net intercompany borrowings of $80.0 million from AWR parent to support its operations and capital expenditures. During the year ended December 31, 2021, GSWC had an increase in net intercompany borrowings of $49.0 million from AWR parent. The CPUC requires GSWC to fully pay off all intercompany borrowings it has from AWR within a 24-month period.

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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2022. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our initial 50-year firm, fixed-price contract and additional firm fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance or private placement of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

	Payments/Commitments Due (1)
($ in thousands)	Total	Less than 1 Year
Notes/Debentures (2)	$187,000	$—
Private Placement Notes (3)	250,000	—
Tax-Exempt Obligations (4)	10,564	178
Other Debt Instruments (5)	2,809	221
Total AWR Long-Term Debt	$450,373	$399

Credit Facilities (6)	$277,500	$255,500
Interest on Long-Term Debt (7)	227,661	21,846
Advances for Construction (8)	67,967	3,617
Renewable Energy Credit Agreement (9)	619	619
Purchased Power Contracts (10)	8,966	4,906
Capital Expenditures (11)	94,991	94,991
Water Purchase Agreements (12)	3,066	459
Operating Leases (13)	11,087	2,256
Employer Contributions (14)	2,800	2,800
SUB-TOTAL	694,657	386,994

Other Commitments (15)	10,743	—

TOTAL	$1,155,773	$387,393

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) Consists of GSWC senior private placement notes of $215.0 million and BVESI unsecured private placement notes of $35.0 million totaling $250.0 million issued to various banks, including $160.0 million of unsecured private placement notes issued in July 2020 by GSWC and $35.0 million of unsecured private placement notes issued by BVESI in April 2022. Under the terms of each of the senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. GSWC is in compliance with all of its covenant provisions as of December 31, 2022.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $2.8 million of obligations with respect to GSWC’s 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.
(5) Consists of the outstanding debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova District.
(6) Credit facilities consists of (i) a $280.0 million revolving credit facility under AWR, of which $255.5 million was outstanding as of December 31, 2022; and (ii) a $35.0 million revolving credit facility under BVESI, of which $22.0 million was outstanding as of December 31, 2022.
(7) Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.
(8) Advances for construction represent contract refunds mostly from GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.
(9) Consists of an agreement by BVESI to purchase renewable energy credits through 2023. These renewable energy credits are used to meet California’s renewables portfolio standard.
(10) Consists of BVESI fixed-cost purchased power contracts executed in September 2019 with Morgan Stanley Capital Group Inc.
(11) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVESI as of December 31, 2022.
(12) Water purchase agreements consist of (i) a remaining amount of $1.5 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.6 million of other water purchase commitments with other third parties, which expire between 2025 through 2038.
(13) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(14) Consists of expected contributions to Registrant’s defined benefit pension plan for the year 2023. Contributions to the pension plan are expected to be the higher of the minimum required contributions under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(15) Other commitments consist primarily of (i) $10.1 million in asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) irrevocable letters of credit in the amount of $624,600 for the deductible in Registrant’s business automobile insurance policies; and (iii) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR’s revolving credit facility.
BVESI Power-Supply Arrangements
BVESI purchased power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. In addition to the purchased power contracts, BVESI buys additional energy to meet peak demand as needed and sells surplus power when necessary. BVESI is pursuing short- and long-term renewable energy contracts to replace any power purchase agreements that have expired in addition to satisfying its requirements related to its resource portfolio for the next compliance period (2021-2024) and beyond. The average price per MWh, including fixed costs, increased to $97.89 per MWh in 2022 from $71.94 per MWh in 2021. However, BVESI has an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
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

As of December 31, 2022, GSWC and BVESI have unconditional purchase obligations for capital projects of approximately $95.0 million.  During the years ended December 31, 2022, 2021 and 2020, GSWC and BVESI had capital expenditures of $174.3 million, $150.6 million and $130.4 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2022, 2021 and 2020, capital expenditures funded by developers were $6.9 million, $8.0 million and $7.0 million, respectively. During 2023, the water and electric segments’ company-funded capital expenditures are estimated to be approximately $140 – $160 million, barring any delays resulting from changes in capital improvement schedules due to supply chain issues or the effects of the COVID-19 pandemic. These amounts include approximately $13.6 million estimated to be spent by BVESI on wildfire mitigation projects.
Contracted Services
Under the terms of the current and future utility privatization contracts with the U.S. government, each contract’s price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
During sequestration or automatic spending cuts, the Military Utility Privatization Subsidiaries did not experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Any future impact on ASUS and its operations through the Military Utility Privatization Subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. Government, and/or (d) delays in solicitation for and/or awarding of new contracts under the Department of Defense utility privatization program.
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
Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for the Military Utility Privatization Subsidiaries in fiscal 2023.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2022 - September 2023	Third Quarter 2022
Joint Base Andrews (TUS)	February 2023 - January 2024	Fourth Quarter 2022
Fort Lee (ODUS)	February 2023 - January 2024	Fourth Quarter 2022
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2023 - March 2024	First Quarter of 2023
Fort Jackson (PSUS)	February 2023 - January 2024	Fourth Quarter 2022
Fort Bragg (ONUS)	March 2023 - February 2024	First Quarter 2023
Eglin Air Force Base (ECUS)	June 2023 - May 2024	Second Quarter 2023
Fort Riley (FRUS)	July 2023 - June 2024	Second Quarter 2023

Regulatory Matters
A discussion on various regulatory matters is included in the section titled “Overview” in this Form 10-K’s "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The discussion below focuses on other regulatory matters and developments.
Certificates of Public Convenience and Necessity
GSWC and BVESI hold Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas they serve. ASUS is regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company. ONUS is regulated by the North Carolina Public Service Commission. ECUS and FRUS are not subject to regulation by their respective states’ utility commissions.
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
GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the first test year with inflation-rate adjustments for expenses for the second and third years of the rate case cycle. For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. GSWC’s cost of capital is determined in a separate proceeding. Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. BVESI's general rate cases are typically filed every four years. Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.
Neither the operations of AWR nor the operations and rates of ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC, BVESI and ASUS and between GSWC and BVESI and AWR.
General Rate Cases and Other Regulatory Matters
Water Segment
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. GSWC has a pending general rate case that will determine new water rates for the years 2022–2024. In November 2021, GSWC and Public Advocates filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. Pending a final decision on this general rate case, GSWC filed with the CPUC for interim rates, which will make the new 2022 rates, once approved in a CPUC final decision, effective January 1, 2022. Due to the delay in finalizing the water general rate case, water revenues billed and recorded during the year ended December 31, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC on this general rate case application. When approved, the new rates will be retroactive to January 1, 2022 and cumulative adjustments will be recorded upon receiving a decision by the CPUC that approves the settlement agreement.
Among other things, the settlement authorizes GSWC to complete certain advice letter capital projects approved in the last general rate case, which have been completed for a total capital investment of $9.4 million. The additional annual revenue requirements generated from these capital investments total $1.2 million and became effective February 15, 2022.
Pending Cost of Capital Proceeding:
GSWC also has a pending cost of capital proceeding that will determine a new return on rate base for the years 2022 – 2024. While this proceeding is pending, the previously authorized return is presently being billed to water customers during 2022 until a final decision is issued in this proceeding. However, based on management’s analysis of this regulatory proceeding and associated accounting to date, for the year ended December 31, 2022, GSWC reduced revenues by $6.4 million and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt requested in its application. However, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
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
Electric Segment
Recent Changes in Rates
In August 2019, the CPUC issued a final decision on the electric segment’s general rate case which, among other things, increases adopted revenues by $1.0 million for 2022. On August 30, 2022, BVESI filed a new general rate case application with the CPUC to determine new rates for the years 2023 – 2026. On December 15, 2022, the CPUC approved a decision for BVESI to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVESI was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. The August 2019 final decision also authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of December 31, 2022, BVESI had approximately $8.7 million in incremental vegetation management costs recorded as a regulatory asset. As part of its general rate case application filing with the CPUC in August 2022, BVESI requested recovery of the costs accumulated in this memorandum account as of March 31, 2022.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. BVESI submitted an update to its WMP in May 2022 to OEIS for approval prior to going to the CPUC for ratification. In December 2022, OEIS issued a final decision of approval to BVESI for its 2022 WMP update. In February 2023, the CPUC ratified BVESI’s current WMP. As of December 31, 2022, BVESI has approximately $4.3 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through December 31, 2022 as a result of BVESI’s WMPs are not currently in rates and have been filed for future recovery in BVESI’s general rate case application in August 2022.
Additionally, the governor of California approved Assembly Bill (“AB”) 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In September 2021, OEIS under the California Natural Resources Agency approved BVESI’s latest safety certification filing, which is valid until BVESI’s pending safety certification is approved or disapproved. In December 2022, OEIS issued a renewal of its safety certification to BVESI.
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
Drinking Water Notification Levels
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
GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds: 10 parts per trillion (“ppt”) for perfluorooctanoic acid (“PFOA”) and 40 ppt for perfluorooctanesulfonic acid (“PFOS”). In March 2021, DDW issued drinking-water notification and response levels of 0.5 parts per billion (“ppb”) and 5 ppb, respectively, for perfluorobutane sulfonic acid (“PFBS”). In June 2022, the U.S. EPA issued interim updated drinking-water health advisories for PFOA and PFOS, and also issued final health advisories for PFBS and other compounds known as GenX chemicals. In October 2022, DDW issued drinking-water notification and response levels of 3 parts per trillion (“ppt”) and 20 ppt, respectively, for perfluorohexane sulfonic acid (“PFHxS”). Through these health advisories, the U.S. EPA has set levels at extremely low amounts, especially for PFOA and PFOS. This potentially may have an impact on the final maximum contaminant levels (“MCL”) that the U.S. EPA may require in the near future. Lower MCL levels are expected to be promulgated in 2023/2024 and depending on how low the levels are set, these new requirements will likely increase GSWC’s water treatment and other operating costs.
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
As of December 31, 2022, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2022, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
Lead and Copper Rule Revisions
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under an executive order with a compliance date of October 16, 2024. Additionally, the EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (“LCRI”) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. Some of the LCRI requirements may include timely replacement of customer lead service lines, corrosion control treatment, revised lead action levels, customer communications, etc. The details of the requirements will be better understood over the next year once the LCRI is published and a final rule is approved.

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
Water Supply
GSWC
During 2022, GSWC delivered approximately 58.0 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 365 acre-feet per day or 119 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons). Approximately 52% of GSWC’s supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from Metropolitan Water District (“MWD”) member agencies and regional water suppliers (roughly 45% of total demand) and with authorized diversions from rivers (roughly 3%) under agreements with the United States Bureau of Reclamation (“Bureau”) and the Sacramento Municipal Utility District (“SMUD”). GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
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
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $3.1 million as of December 31, 2022.  Included in the $3.1 million is a remaining commitment of $1.5 million under an agreement with the City of Claremont (“the City”) to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for 10 additional years. The remaining $1.6 million is for commitments for purchased water with other third parties, which expire through 2038.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area. For example, GSWC has contracts with various governmental entities and other parties to purchase water through a total of 58 connections for distribution to customers, in addition to numerous emergency connections. MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies. There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority. GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 49,767 acre-feet annually. MWD sources its supplies from Northern California via the State Water Project and the Colorado River through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements.
MWD currently has supply levels of 1.13 million acre-feet (MAF) with annual demands of approximately 1.71 MAF resulting in a supply gap of 574 thousand acre feet. MWD has available access to store more than 1.65 MAF of water in Lake Mead as part of an intentionally created surplus program developed under a 2007 Interim Shortage agreement and is available for use during dry years. In addition, MWD, along with the seven other Basin states which use water from the Colorado River, developed and agreed to the Drought Contingency Plan in 2019 where each lower Basin state which diverts water from the Colorado River below Lees Ferry agrees to store defined amounts of water in Lake Mead to prevent both Lake Mead and Lake Powell from reaching critically low levels. California is a lower Basin state. On December 1, 2022, the Department of Water Resources set the initial allocation for the water year to 5% due to the possibility that 2023 may be another critically dry year.
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
California’s recent period of multi-year drought has resulted in reduced recharge to the state’s groundwater basins. GSWC utilizes groundwater from numerous groundwater basins throughout the state. Several of these basins, especially smaller basins, experienced lower groundwater levels because of the drought. Several of GSWC’s service areas rely on groundwater as their only source of supply. Given the critical nature of the groundwater levels in California’s Central Coast area, GSWC implemented mandatory water restrictions in certain service areas in accordance with CPUC procedures. In the event of water supply shortages from the locally available supply, GSWC would need to transport additional water from other areas, increasing the cost of water supply.
California is potentially entering into a fourth year of drought after experiencing a very dry 2022 Water Year, beginning October 1, 2021 to September 30, 2022, with the driest January to March in 100 years and the period of 2020 to 2022 being the driest 3-year period on record. However, a series of atmospheric storm events this January and February have delivered a promising outlook to the State’s supply conditions. As of February 21, 2023, the U.S. Drought Monitor reported that none of California was in “Extreme Drought” as compared to 41% just three months ago, and 33% of California was in “Severe Drought” as compared to 85% just three months ago and 66% a year ago.
Due to the ongoing dry conditions in 2022, DWR set the State Water Project allocation to only 5% in March 2022. In April 2022, the Metropolitan Water District of Southern California (“MWD”) declared a water supply emergency condition for areas of their service area dependent on SWP supplies. This has impacted GSWC’s Simi Valley and Claremont service areas, which utilize a portion of their supply from the SWP. This action also includes a phased emergency conservation program that limits outdoor watering in those areas to one day per week. The impacted MWD areas as a whole achieved the goal of meeting their targets for 2022. MWD has continued the emergency conservation plan in 2023 but could modify the plan should the SWP allocation be increased sufficiently in the coming months. DWR announced an updated SWP allocation of 30% on January 26th. However, MWD has not yet announced any change to their emergency conservation plan.
On March 28, 2022, the governor of California issued an executive order calling on all urban water suppliers to reduce water use by 20 – 30 percent. In June 2022, GSWC moved all of its water systems to the second stage of its Water Shortage Contingency Plan that limits outdoor watering to two days per week (except for the Claremont and Simi Valley Systems, which are restricted to one day per week). GSWC will continue to work with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and make appropriate adjustments as needed. In 2021, the CPUC authorized GSWC to track incremental drought-related costs in a memorandum account for future recovery.
Prolonged drought conditions also exist on the Colorado River System, which is experiencing historically low reservoir levels in Lake Mead and Lake Powell. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). Under the 2019 drought contingency plan on the river, the lower basin states (except California) will experience reductions in volume deliveries in 2023. However, on-going negotiations among the basin states to reach a consensus on how to share reductions called by the Bureau may result in proactive actions in 2023 by MWD. On December 13, 2022, MWD declared a regional drought emergency and began discussions among the member agencies to consider the development of a region-wide allocation program that may be adopted and implemented in spring 2023 to reduce demand on the river. The Bureau has initiated a process to prepare a Supplemental Environmental Impact Statement that may result in modifications to the 2007 Interim Storage Agreement and the 2019 Drought Contingency Plan. In addition, the Department of the Interior has recently requested a response plan by January 31, 2023. Two plans were submitted by this deadline by the basin states. California submitted a plan and the other six basin states submitted an alternative plan. California’s framework builds on the previously committed 400,000 AF per year savings along with measures to protect storage in Lake Mead and stabilize the river system. The alternative plan relies on accounting for evaporative losses that would heavily impact California. The Department of Interior will consider these two plans in their evaluation of next steps for the river and that response may impact supplies to California in 2023 and beyond. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
Military Utility Privatization Subsidiaries
The U.S. government is responsible for providing the source of supply for all water on each of the bases served by the Military Utility Privatization Subsidiaries at no cost to the Military Utility Privatization Subsidiaries. Once received from the U.S. government, ASUS’s subsidiaries are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. Furthermore, ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works closely with state regulators and industry associations to stay current with emergent issues and proactively addresses any change in wastewater treatment regulation to ensure permit compliance.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2022, the fair value of Registrant’s long-term debt was $424.2 million. A hypothetical ten percent change in market interest rates would result in an increase or decrease of approximately $18.0 million in the fair value of Registrant’s long-term debt.
At December 31, 2022, Registrant did not believe that its short-term debt was subject to interest-rate risk due to the fair market value being approximately equal to the carrying value.
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
The long-term contracts executed in 2019 qualify for derivative accounting treatment. Among other things, the CPUC authorized BVESI to establish a regulatory memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, the unrealized gains and losses on these contracts do not impact Registrant’s earnings. As of December 31, 2022, there was an $11.8 million derivative asset on these contracts, with a corresponding regulatory liability in the derivative instrument memorandum account, as a result of an increase in energy prices since the execution of the contracts.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of changes in common shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2022, there were $76 million of regulatory assets and $102 million of regulatory liabilities.
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
March 1, 2023
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company records regulatory assets, which represent probable future recoveries of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such activities as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of rate regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2022, there were $55 million of regulatory assets and $82 million of regulatory liabilities.
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
March 1, 2023

We have served as the Company’s auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$2,006,468	$1,898,817
Electric	133,815	116,472
Total	2,140,283	2,015,289
Non-regulated utility property, at cost	38,066	37,064
Total utility plant, at cost	2,178,349	2,052,353
Less — accumulated depreciation	(606,231)	(594,264)
	1,572,118	1,458,089
Construction work in progress	181,648	167,915
Net utility plant	1,753,766	1,626,004

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	36,907	40,806
Total other property and investments	38,023	41,922

Current Assets
Cash and cash equivalents	5,997	4,963
Accounts receivable — customers, less allowance for doubtful accounts	26,206	34,416
Unbilled revenue — receivable (Note 2)	20,663	27,147
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	34,974	27,827
Other accounts receivable, less allowance for doubtful accounts	4,215	6,510
Income taxes receivable	3,901	236
Materials and supplies	14,623	12,163
Regulatory assets — current	14,028	8,897
Prepayments and other current assets	5,450	5,317
Contract assets (Note 2)	9,390	6,135
Purchase power contract derivative at fair value	11,847	4,441
Total current assets	151,294	138,052

Other Assets
Unbilled revenue — receivable from U.S. government (Note 2)	6,456	9,671
Receivable from U.S. government (Note 2)	50,482	51,991
Contract assets (Note 2)	5,592	3,452
Operating lease right-of-use assets	9,535	10,479
Regulatory assets	5,694	3,182
Other	13,532	16,230
Total other assets	91,291	95,005
Total Assets	$2,034,374	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$709,549	$685,947
Long-term debt	446,547	412,176
Total capitalization	1,156,096	1,098,123

Current Liabilities
Notes payable to banks	255,500	31,000
Long-term debt — current	399	377
Accounts payable	84,849	65,902
Income taxes payable	1,848	4,662
Accrued other taxes	16,257	17,137
Accrued employee expenses	13,996	16,256
Accrued interest	5,308	4,545
Regulatory liabilities	4,574	1,896
Contract liabilities (Note 2)	903	257
Operating lease liabilities	1,892	2,044
Other	10,996	11,498
Total current liabilities	396,522	155,574

Other Credits
Notes payable to banks	22,000	174,500
Advances for construction	64,351	66,727
Contributions in aid of construction — net	147,918	147,482
Deferred income taxes	149,677	140,290
Regulatory liabilities	40,602	32,979
Unamortized investment tax credits	1,082	1,153
Accrued pension and other post-retirement benefits	33,636	61,365
Operating lease liabilities	8,090	8,920
Other	14,400	13,870
Total other credits	481,756	647,286

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,034,374	$1,900,983

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2022	2021
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,962,241 shares in 2022 and 36,936,285 shares in 2021	$260,158	$258,442
Reinvested earnings in the business	449,391	427,505
	709,549	685,947

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
4.548% notes due 2032	17,500	—
4.949% notes due 2037	17,500	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	2,834	3,039
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,809	3,019
	450,373	415,788
Less: Current maturities	(399)	(377)
Debt issuance costs	(3,427)	(3,235)
	446,547	412,176
Total Capitalization	$1,156,096	$1,098,123

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Operating Revenues
Water	$340,602	$347,112	$330,637
Electric	39,986	38,345	37,024
Contracted services	110,940	113,396	120,582
Total operating revenues	491,528	498,853	488,243

Operating Expenses
Water purchased	75,939	77,914	74,554
Power purchased for pumping	11,861	11,103	10,134
Groundwater production assessment	19,071	19,412	20,392
Power purchased for resale	15,039	11,240	10,423
Supply cost balancing accounts	(12,000)	(11,421)	(11,803)
Other operation	38,095	34,738	33,236
Administrative and general	86,190	83,547	83,615
Depreciation and amortization	41,315	39,596	36,850
Maintenance	13,392	12,781	15,702
Property and other taxes	22,894	22,522	22,199
ASUS construction	53,171	56,909	62,411
(Gain) loss on sale of assets	(75)	(465)	31
Total operating expenses	364,892	357,876	357,744

Operating Income	126,636	140,977	130,499

Other Income and Expenses
Interest expense	(27,027)	(22,834)	(22,531)
Interest income	2,326	1,493	1,801
Other, net	125	5,134	4,853
Total other income and expenses	(24,576)	(16,207)	(15,877)

Income before income tax expense	102,060	124,770	114,622

Income tax expense	23,664	30,423	28,197

Net Income	$78,396	$94,347	$86,425

Weighted Average Number of Shares Outstanding	36,955	36,921	36,880
Basic Earnings Per Common Share	$2.12	$2.55	$2.34

Weighted Average Number of Diluted Shares	37,039	37,010	36,995
Fully Diluted Earnings Per Share	$2.11	$2.55	$2.33

Dividends Paid Per Common Share	$1.525	$1.40	$1.28

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2019	36,847	$255,566	$345,964	$601,530
Add:
Net income			86,425	86,425
Exercise of stock options and other issuance of Common Shares	42	30		30
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		894		894
Dividend equivalent rights on stock-based awards not paid in cash		176		176
Deduct:
Dividends on Common Shares			47,206	47,206
Dividend equivalent rights on stock-based awards not paid in cash			176	176
Balances at December 31, 2020	36,889	256,666	385,007	641,673
Add:
Net income			94,347	94,347
Exercise of stock options and other issuance of Common Shares	47	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,616		1,616
Dividend equivalent rights on stock-based awards not paid in cash		160		160
Deduct:
Dividends on Common Shares			51,689	51,689
Dividend equivalent rights on stock-based awards not paid in cash			160	160
Balances at December 31, 2021	36,936	258,442	427,505	685,947
Add:
Net income			78,396	78,396
Exercise of stock options and other issuance of Common Shares	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,562		1,562
Dividend equivalent rights on stock-based awards not paid in cash		154		154
Deduct:
Dividends on Common Shares			56,356	56,356
Dividend equivalent rights on stock-based awards not paid in cash			154	154
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$78,396	$94,347	$86,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,697	39,974	37,204
Provision for doubtful accounts	1,043	1,119	1,433
Deferred income taxes and investment tax credits	2,803	3,561	2,243
Stock-based compensation expense	2,571	2,566	2,463
(Gain) loss on sale of assets	(75)	(465)	31
Loss (gain) on investments held in a trust	5,177	(4,287)	(3,024)
Other — net	113	84	(908)
Changes in assets and liabilities:
Accounts receivable — customers	5,424	(4,688)	(13,272)
Unbilled revenue — receivable	9,699	(1,037)	(6,678)
Other accounts receivable	2,115	(1,422)	(1,204)
Receivables from the U.S. government	(5,638)	(4,713)	(3,889)
Materials and supplies	(2,460)	(3,544)	(2,190)
Prepayments and other assets	3,146	1,323	1,686
Contract assets	(5,395)	235	(588)
Regulatory assets/liabilities	(18,915)	(5,842)	10,150
Accounts payable	11,767	(2,881)	5,348
Income taxes receivable/payable	(6,479)	(2,254)	12,270
Contract liabilities	646	(1,543)	(9,367)
Accrued pension and other post-retirement benefits	(3,087)	3,051	1,444
Other liabilities	(4,749)	2,000	2,593
Net cash provided	117,799	115,584	122,170
Cash Flows From Investing Activities:
Capital expenditures	(166,240)	(144,515)	(130,423)
Proceeds from sale of assets	59	565	88
Other investments	(921)	(1,142)	(1,275)
Net cash used	(167,102)	(145,092)	(131,610)
Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	—	30
Receipt of advances for and contributions in aid of construction	6,901	12,432	9,338
Refunds on advances for construction	(5,321)	(4,666)	(3,729)
Repayments of long-term debt	(377)	(28,356)	(336)
Proceeds from the issuance of long-term debt, net of issuance costs	34,789	—	159,413
Net change in notes payable to banks	72,000	71,300	(70,800)
Dividends paid	(56,356)	(51,689)	(47,206)
Other	(1,299)	(1,287)	(1,867)
Net cash provided (used)	50,337	(2,266)	44,843
Net change in cash and cash equivalents	1,034	(31,774)	35,403
Cash and cash equivalents, beginning of year	4,963	36,737	1,334
Cash and cash equivalents, end of year	$5,997	$4,963	$36,737

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Assets

Utility Plant, at cost	$2,006,468	$1,898,817
Less — accumulated depreciation	(530,925)	(522,672)
	1,475,543	1,376,145
Construction work in progress	141,175	123,600
Net utility plant	1,616,718	1,499,745

Other Property and Investments	34,655	38,659
	34,655	38,659
Current Assets
Cash and cash equivalents	370	525
Accounts receivable — customers, less allowance for doubtful accounts	23,107	31,870
Unbilled revenue — receivable	15,006	20,525
Other accounts receivable, less allowance for doubtful accounts	2,721	3,791
Intercompany receivable	621	—
Income taxes receivable from Parent	1,692	—
Materials and supplies	6,120	5,384
Regulatory assets — current	14,028	8,897
Prepayments and other current assets	4,464	4,223
Total current assets	68,129	75,215

Other Assets
Operating lease right-of-use assets	9,208	10,439
Other	12,598	14,424
Total other assets	21,806	24,863
Total Assets	$1,741,308	$1,638,482

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$643,906	$615,686
Long-term debt	411,748	412,176
Total capitalization	1,055,654	1,027,862

Current Liabilities
Long-term debt — current	399	377
Accounts payable	65,944	50,627
Income taxes payable to Parent	—	2,972
Accrued other taxes	14,501	14,960
Accrued employee expenses	11,233	12,867
Accrued interest	4,364	4,210
Operating lease liabilities	1,788	2,029
Other	10,152	10,505
Total current liabilities	108,381	98,547

Other Credits
Intercompany note payable	129,000	49,280
Advances for construction	64,331	66,707
Contributions in aid of construction — net	147,918	145,848
Deferred income taxes	138,788	132,314
Regulatory liabilities	40,602	32,979
Unamortized investment tax credits	1,082	1,153
Accrued pension and other post-retirement benefits	33,421	61,170
Operating lease liabilities	7,878	8,891
Other	14,253	13,731
Total other credits	577,273	512,073

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,741,308	$1,638,482

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2022	2021
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 170 shares in 2022 and 170 shares in 2021	$358,123	$356,530
Reinvested earnings in the business	285,783	259,156
	643,906	615,686

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	2,834	3,039
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,809	3,019
	415,373	415,788
Less: Current maturities	(399)	(377)
Debt issuance costs	(3,226)	(3,235)
	411,748	412,176
Total Capitalization	$1,055,654	$1,027,862

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2022	2021	2020
Operating Revenues
Water	$340,602	$347,112	$330,637
Electric (Note 20)	—	—	18,647
Total operating revenues	340,602	347,112	349,284

Operating Expenses (Note 20)
Water purchased	75,939	77,914	74,554
Power purchased for pumping	11,861	11,103	10,134
Groundwater production assessment	19,071	19,412	20,392
Power purchased for resale	—	—	5,010
Supply cost balancing accounts	(8,643)	(11,295)	(11,749)
Other operation	28,117	25,781	25,194
Administrative and general	58,358	55,552	59,385
Depreciation and amortization	34,805	33,384	32,184
Maintenance	9,559	9,056	12,424
Property and other taxes	19,080	19,041	18,860
Gain on sale of assets	—	(409)	—
Total operating expenses	248,147	239,539	246,388

Operating Income (Note 20)	92,455	107,573	102,896

Other Income and Expenses
Interest expense	(22,742)	(21,474)	(21,495)
Interest income	1,083	428	718
Other, net	(680)	4,783	4,556
Total other income and expenses	(22,339)	(16,263)	(16,221)

Income from operations before income tax expense	70,116	91,310	86,675

Income tax expense	16,346	22,095	21,704

Net Income (Note 20)	$53,770	$69,215	$64,971

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2019	165	$293,754	$257,434	$551,188
Add:
Net income			64,971	64,971
Issuance of Common Shares to Parent	5	60,000		60,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		983		983
Dividend equivalent rights on stock-based awards not paid in cash		169		169
Deduct:
Dividends on Common Shares			22,500	22,500
Distribution of BVESI common shares to AWR parent (Note 20)			71,344	71,344
Dividend equivalent rights on stock-based awards not paid in cash			169	169

Balances at December 31, 2020	170	354,906	228,392	583,298
Add:
Net income			69,215	69,215
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,473		1,473
Dividend equivalent rights on stock-based awards not paid in cash		151		151
Deduct:
Dividends on Common Shares			38,300	38,300
Dividend equivalent rights on stock-based awards not paid in cash			151	151

Balances at December 31, 2021	170	356,530	259,156	615,686
Add:
Net income			53,770	53,770
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,450		1,450
Dividend equivalent rights on stock-based awards not paid in cash		143		143
Deduct:
Dividends on Common Shares			27,000	27,000
Dividend equivalent rights on stock-based awards not paid in cash			143	143

Balances at December 31, 2022	170	$358,123	$285,783	$643,906

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$53,770	$69,215	$64,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,072	33,643	32,477
Provision for doubtful accounts	1,018	1,018	1,018
Deferred income taxes and investment tax credits	855	2,308	1,181
Stock-based compensation expense	2,269	2,313	2,349
Gain on sale of assets	—	(409)	—
Loss (gain) on investments held in a trust	5,177	(4,287)	(3,024)
Other — net	9	200	(576)
Changes in assets and liabilities:
Accounts receivable — customers	6,263	(4,287)	(12,126)
Unbilled revenue — receivable	5,519	(1,195)	(1,693)
Other accounts receivable	931	592	(1,364)
Materials and supplies	(736)	(1,725)	(2,166)
Prepayments and other assets	2,125	1,860	1,124
Regulatory assets/liabilities	(12,704)	(2,854)	13,278
Accounts payable	7,671	(10)	1,810
Intercompany receivable/payable	(805)	1,479	(1,911)
Income taxes receivable/payable from/to Parent	(4,664)	(1,640)	12,339
Accrued pension and other post-retirement benefits	(3,228)	2,908	1,390
Other liabilities	(4,034)	1,165	1,260
Net cash provided	94,508	100,294	110,337

Cash Flows From Investing Activities:
Capital expenditures	(146,730)	(123,526)	(116,409)
Note receivable from AWR parent	—	(26,000)	(6,000)
Receipt of payment of note receivable from AWR parent	—	26,000	6,000
Proceeds from sale of assets	—	409	—
Other investments	(1,001)	(1,142)	(1,275)
Net cash used	(147,731)	(124,259)	(117,684)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	—	—	60,000
Receipt of advances for and contributions in aid of construction	6,901	12,397	9,338
Refunds on advances for construction	(5,321)	(4,666)	(3,729)
Repayments of long-term debt	(377)	(28,356)	(336)
Proceeds from the issuance of long-term debt, net of issuance costs	—	—	159,413
Net change in intercompany borrowings	80,000	49,000	(158,000)
Dividends paid	(27,000)	(38,300)	(22,500)
Other	(1,135)	(1,163)	(1,662)
Net cash provided (used)	53,068	(11,088)	42,524
Net change in cash and cash equivalents	(155)	(35,053)	35,177
Cash and cash equivalents, beginning of year	525	35,578	401
Cash and cash equivalents, end of year	$370	$525	$35,578

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service Inc. (“BVESI”), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries, Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), and Fort Riley Utility Services, Inc. (“FRUS”)).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.” On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, a separate legal entity and wholly owned subsidiary of AWR (Note 20). This reorganization did not result in any substantive changes to AWR’s operations and business segments. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
GSWC and BVESI are both California public utilities, with GSWC engaged in the purchase, production, distribution and sale of water throughout California serving approximately 263,000 customers, while BVESI distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customers. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVESI’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVESI, and their affiliates.
ASUS, through its Military Utility Privatization Subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to an initial 50-year firm fixed-price contract with the U.S. government. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases.
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
Related-Party and Intercompany Transactions: As discussed in Note 9, AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements.  The interest rate charged to GSWC and ASUS is sufficient to cover AWR’s interest expense under the credit facility. AWR’s credit agreement expires in May 2023 and all intercompany borrowing agreements will expire concurrent with the expiration of AWR’s credit facility. AWR intends to execute new intercompany borrowing agreements with its subsidiaries consistent with a new credit facility.  As of December 31, 2022, GSWC had $129.0 million outstanding under its intercompany borrowing arrangement with AWR. The intercompany borrowing agreement with AWR is considered a short-term debt arrangement by the CPUC and GSWC has been authorized by the CPUC to borrow under this arrangement for a term of up to 24 months. Borrowings under this arrangement are, therefore, required to be fully paid off within a 24-month period. On January 31, 2023, GSWC used the proceeds from the issuance of equity to AWR (Note 7) and from the issuance of long-term debt (Note 10) to pay-off all of its intercompany borrowing from AWR. Accordingly, the $129.0 million outstanding has been refinanced in January 2023 on a long-term basis and is, therefore, classified as a non-current liability under “Other Credits” in GSWC’s Balance Sheet as of December 31, 2022.
Furthermore, GSWC, BVESI and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliates BVESI and ASUS using allocation factors approved by the CPUC. During the years ended December 31, 2022, 2021 and 2020, GSWC allocated to ASUS approximately $5.2 million, $5.3 million and $4.9 million, respectively, of corporate office administrative and general costs.  During the years ended December 31, 2022, 2021 and 2020, GSWC allocated corporate office administrative and general costs to BVESI of approximately $2.7 million, $2.8 million and $1.3 million, respectively. BVESI assumed operations of the electric segment on July 1, 2020.

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
In response to orders issued by the CPUC and the governor of California, GSWC and BVESI suspended service disconnections for nonpayment. However, pursuant to the CPUC’s July 15, 2021 decision in the Second Phase of the Low-Income Affordability Rulemaking discussed previously, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022. The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended and as a result, disconnections for delinquent residential customers resumed in June 2022. However, water service cannot be disconnected so long as customers make timely payments on current bills and are provided and adhere to payment plans to pay down past-due bills resulting from the pandemic. In addition, electric-service disconnections for non-payment can only be done after taking into account certain conditions such as average daily temperatures, and residential disconnections are capped on an annual basis at 2.5% of the total residential customers during the previous calendar year.
Beginning in 2020, the pandemic and its lingering effects caused volatility in financial markets resulting in fluctuations in the fair value of plan assets in GSWC’s pension and other retirement plans. In addition, the economic impact of the pandemic has also significantly increased the amount of delinquent customer accounts receivable throughout the pandemic, resulting in both GSWC and BVESI increasing their allowance for doubtful accounts. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVESI intend to file with the CPUC for future recovery.
On July 12, 2021, the governor of California approved SB-129 Budget Act of 2021, in which nearly $1 billion in relief funding for overdue water customer bills, and nearly $1 billion in relief funding for overdue electric customer bills were included. The water customer relief funding is being managed by the State Water Resources Control Board (“SWRCB”) through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers.
In January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers’ eligible balances. In February and December 2022, BVESI received $321,000 and $152,000, respectively, from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic. The CPUC requires that amounts tracked in GSWC’s and BVESI’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVESI intends to include the remaining balance in its COVID-19 emergency related memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
During the first half of 2022, GSWC and BVESI continued to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic. As of December 31, 2022, GSWC and BVESI had approximately $3.5 million and $497,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings.
ASUS has experienced some delays in receiving contract modifications from the U.S. government for additional construction projects due to government staffing shortages resulting from the COVID-19 pandemic but this has not had a material impact on its current operations.
Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and, to the extent applicable, the Federal Energy Regulatory Commission. GSWC and BVESI have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator.

Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2022 and 2021.
Property and Depreciation: Registrant’s property consists primarily of regulated utility plant at GSWC and BVESI. GSWC and BVESI capitalize, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such costs includes labor, material and certain indirect charges. Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. The difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the CPUC, is recorded as an acquisition adjustment within utility plant.
Depreciation for the regulated utilities is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was 2.2% for each of the years 2022, 2021 and 2020.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $37.3 million, $35.5 million and $32.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $382,000, $379,000 and $353,000 for the years 2022, 2021 and 2020, respectively.  Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.
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
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2022, 2021 and 2020, no impairment loss was incurred.
Goodwill:  At December 31, 2022 and 2021, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of the Military Utility Privatization Subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2022 and 2021, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
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
Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  At times, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC or BVESI may accrue an allowance for funds used during construction (“AFUDC”) on the incurred expenditures to offset the cost of financing project construction. For the year ended December 31, 2022, 2021 and 2020, BVESI recorded $106,000, $216,000 and $200,000, respectively in AFUDC.
Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issuances. Premiums paid on the early redemption of debt are deferred as regulatory assets and amortized over the period that GSWC and BVESI recovers such costs in rates, which is generally over the term of the new debt issued to finance early debt redemption. At December 31, 2022 and 2021, Registrant’s long-term debt have been issued by GSWC and BVESI.
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
Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. At December 31, 2022, the outstanding long-term debt held by AWR includes $35.0 million of new debt issued in April 2022 by BVESI and debt held by GSWC. As of December 31, 2021, all outstanding long-term debt was held by GSWC. Rates available to AWR and GSWC at December 31, 2022 and 2021 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2022		2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—AWR (1)	$450,373	$424,151	$415,788	$490,852

	2022		2021
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$415,373	$391,198	$415,788	$490,852
(1)  Excludes debt issuance costs and redemption premiums.
The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Under the accounting guidance, Registrant makes fair value measurements on its publicly issued notes, private placement notes and other long-term debt using current U.S. corporate bond yields for similar debt instruments. Under the fair value guidance, these are classified as Level 2, which consists of quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
The following table sets forth by level, within the fair value hierarchy, Registrant’s long-term debt measured at fair value as of December 31, 2022:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—AWR	—	$424,151	—	$424,151
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$391,198	—	$391,198
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
 Recently Issued Accounting Pronouncements:
Accounting Pronouncements Adopted in 2022
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require disclosures about transactions with a government such as government grants or assistance. The amendments were effective for all applicable entities for financial statements issued for annual periods beginning after December 15, 2021. This guidance update did not have a material impact on Registrant’s financial statement disclosures.
Note 2 — Revenues
Most of Registrant’s revenues are accounted for under the revenue recognition accounting standard, "Revenue from Contracts with Customers - (Topic 606)."
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
GSWC and BVESI bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVESI bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVESI’s ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $4.0 million, $4.2 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. When GSWC or BVESI acts as an agent, where the tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
As currently authorized by the CPUC, GSWC and BVESI record in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  For GSWC, the difference is tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts, and for BVESI the difference is tracked in the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) regulatory account. If this difference results in an under-collection of revenues, additional revenue is recorded only to the extent that the difference is expected to be collected within 24 months following the end of the year in which they are recorded in accordance with Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations.
ASUS’s initial 50-year firm fixed-price contract and additional firm fixed-price contracts, together referred to as (“50-year contract”) with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheet. For ASUS, performance obligations consist of (i) performing ongoing operation and maintenance of the water and/or wastewater systems and treatment plants for each military base served, and (ii) performing construction activities (including renewal and replacement capital work) on each military base served. The transaction price for each performance obligation is either delineated in, or initially derived from, the applicable 50-year contract and/or any subsequent contract modifications. Depending on the state in which operations are conducted, the Military Utility Privatization Subsidiaries are also subject to certain state non-income tax assessments, which are accounted for on a gross basis and have been immaterial to date.
The ongoing performance of operation and maintenance of the water and/or wastewater systems and treatment plants is viewed as a single performance obligation for each 50-year contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the “right to invoice” practical expedient under ASC Topic 606. ASUS has a right to consideration from the U.S. government in an amount that corresponds directly to the value to the U.S. government of ASUS’s performance completed to-date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the 50-year term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S. government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
ASUS’s construction activities consist of various projects to be performed. Each of these capital upgrade projects’ transaction prices are delineated either in the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project. For renewal and replacement projects, the initial transaction price is based on the individual scope of work in accordance with contractual unit prices within the 50-year contract. Each construction project is viewed as a separate, single performance obligation. Therefore, it is generally unnecessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the years ended December 31, 2022, 2021 and 2020 from performance obligations satisfied in previous periods were not material.
Although GSWC and BVESI have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS’s revenues are from the U.S. government. For the years ended December 31, 2022, 2021, and 2020, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021	For The Year Ended December 31, 2020
Water:
Tariff-based revenues	$324,838	$345,562	$329,670
CPUC-approved surcharges (cost-recovery activities)	2,461	3,280	3,736
Other	2,351	2,227	2,100
Water revenues from contracts with customers	329,650	351,069	335,506
WRAM under/(over)-collection (alternative revenue program)	10,952	(3,957)	(4,869)
Total water revenues	340,602	347,112	330,637

Electric:
Tariff-based revenues	39,750	37,124	35,283
CPUC-approved surcharges (cost-recovery activities)	144	310	686
Electric revenues from contracts with customers	39,894	37,434	35,969
BRRAM under-collection (alternative revenue program)	92	911	1,055
Total electric revenues	39,986	38,345	37,024

Contracted services:
Water	68,626	71,210	74,898
Wastewater	42,314	42,186	45,684
Contracted services revenues from contracts with customers	110,940	113,396	120,582

Total revenues	$491,528	$498,853	$488,243
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2022	December 31, 2021

Unbilled receivables	$10,125	$14,835
Receivable from the U.S. government	$85,456	$79,818
Contract assets	$14,982	$9,587
Contract liabilities	$903	$257
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

Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the twelve months ended December 31, 2022, which were included in contract liabilities at the beginning of the period were not material.
As of December 31, 2022, AWR’s aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.4 billion. AWR expects to recognize revenue on these remaining performance obligations over the remaining terms of each of the 50-year contracts, which range from 32 to 46 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for the convenience of the U.S. government.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVESI records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2022, GSWC and BVESI had approximately $85.0 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $75.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers (Note 11), (ii) $1.1 million of net regulatory liabilities relates to flow-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability (Note 11), (iii) $2.2 million of regulatory assets relates to the underfunded position in Registrant’s pension and other post-retirement obligations (excluding the two-way pension balancing accounts), and (iv) $11.8 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVESI’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

	December 31,
(dollars in thousands)	2022	2021
GSWC
Water Revenue Adjustment Mechanism, net of the Modified Cost Balancing Account	$31,803	$13,326
Pensions and other post-retirement obligations (Note 12)	738	25,212
COVID-19 memorandum account	3,478	1,663
Other regulatory assets	19,226	16,949
Excess deferred income taxes (Note 11)	(71,870)	(73,000)
Flow-through taxes, net (Note 11)	(1,134)	(5,552)
Other regulatory liabilities	(8,815)	(2,680)
Total GSWC	$(26,574)	$(24,082)
BVESI
Derivative instrument memorandum account (Note 5)	(11,847)	(4,441)
Wildfire mitigation and other fire prevention related costs memorandum accounts	13,007	8,557
Other regulatory assets	7,965	5,359
Other regulatory liabilities	(8,005)	(8,189)
Total AWR	$(25,454)	$(22,796)
Water General Rate Case:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case will determine new water rates for the years 2022–2024. In November 2021, GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) filed with the CPUC a joint motion to adopt a settlement agreement between GSWC and Public Advocates on this general rate case application. The settlement agreement, if approved, resolves all issues related to the 2022 annual revenue requirement in the general rate case application, with the exception of three unresolved issues. Due to the delay in finalizing the water general rate case, water revenues billed and recorded for the year ended December 31, 2022 were based on 2021 adopted rates, pending a final decision by the CPUC in this general rate case application. When approved, the new rates will be retroactive to January 1, 2022, and cumulative adjustments will be recorded upon receiving a decision by the CPUC that approves the settlement agreement. In January 2023, the CPUC issued a decision approving a second request for extension of the statutory deadline for a final decision in the water general rate case proceeding to April 7, 2023.

Cost of Capital Proceeding:
GSWC filed a cost of capital application in May 2021 currently pending CPUC approval. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. Based on management’s analysis of this regulatory proceeding and associated accounting to date, for the year ended December 31, 2022, GSWC reduced revenues by $6.4 million and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate, which relates to the impact of GSWC’s lower cost of debt requested in its application. However, at this time, management cannot predict the ultimate outcome of the cost of capital application and the associated impact on 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
Alternative-Revenue Programs:
GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) accounts approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. Surcharges and surcredits have been implemented for all pre-2022 WRAM/MCBA balances. During the year ended December 31, 2022, $4.4 million of pre-2022 WRAM/MCBA balances were recovered through surcharges.
During 2022, GSWC recorded an additional $22.8 million net under-collection in the WRAM/MCBA, based on 2021 authorized amounts, pending a final decision on the water general rate case. Once the CPUC issues a final decision on the general rate case, the WRAM and MCBA amounts recorded in 2022 will be updated to reflect the authorized 2022 amounts.  The 2022 WRAM/MCBA balances represent under-collections in WRAM amounts due to a decrease in customer consumption as compared to adopted, as well as an under-collection of supply costs incurred and recorded in the MCBA due to a higher volume of purchased water as compared to adopted. As of December 31, 2022, GSWC had an aggregated regulatory asset of $31.8 million, which is comprised of a $17.2 million under-collection in the WRAM accounts and a $14.6 million under-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the end of the year in which an under-collection is recorded.  As of December 31, 2022, there were no material WRAM under-collections that were estimated to be collected over more than 24 months.
Pensions and Other Post-retirement Obligations:
A regulatory asset has been recorded at December 31, 2022 and 2021 for the costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the underfunded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 12, as of December 31, 2022, Registrant’s underfunded position for these plans that have been recorded as a regulatory asset totaled $2.2 million.  Registrant expects this regulatory asset to be recovered through rates in future periods.
The CPUC has authorized GSWC and BVESI to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2022, GSWC has a $1.5 million over-collection related to the general office and water regions, and BVESI has a $496,000 over-collection in its two-way balancing account.
COVID-19 Emergency Memorandum Accounts:
During the first half of 2022, GSWC and BVESI continued to experience delinquent customer accounts receivable due to the lingering effects of the COVID-19 pandemic, resulting in both GSWC and BVESI increasing their allowances for doubtful accounts since the end of 2021. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVESI intend to file with the CPUC for future recovery.
As of December 31, 2022, GSWC and BVESI had approximately $3.5 million and $497,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVESI’s earnings.
In January 2022, GSWC received $9.5 million in COVID relief funds through the California Water and Wastewater Arrearage Payment Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. GSWC applied these funds to its delinquent customers’ eligible balances. During 2022, BVESI received a total of $473,000 from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic.
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
Other BVESI Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVESI was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates through the year 2022. Among other things, the decision authorized BVESI to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of December 31, 2022, BVESI has approximately $8.7 million in incremental vegetation management costs recorded as a regulatory asset, which has been included in its general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (“WMP”) to the CPUC for approval. The WMP must include a utility’s plans on constructing, maintaining and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. BVESI submitted an update to its WMP in May 2022 to OEIS for approval prior to going to the CPUC for ratification. In December 2022, OEIS issued a final decision of approval to BVESI for its 2022 WMP update and in February 2023, the CPUC ratified BVESI’s current WMP.
Capital expenditures and other costs incurred as a result of the WMP are subject to CPUC audit. As a result, the CPUC’s Wildfire Safety Division (now part of the California Natural Resources Agency effective July 1, 2021) engaged an independent accounting firm to conduct examinations of the expenses and capital investments identified in the 2019 and 2020 WMPs for each of the investor-owned electric utilities, including BVESI. As of December 31, 2022, BVESI has approximately $4.3 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. In December 2021, the independent accounting firm issued its final examination report, which contains the auditors’ results and recommendations. While the final report did not identify any findings of inappropriate costs included in the WMP memorandum accounts under review, the report suggested that the CPUC should evaluate whether some of the costs recorded in the WMP memorandum accounts are incremental to what is being recovered in customer rates in its general rate case proceeding. At this time, BVESI considers the auditor’s examination complete and does not expect further developments.
All capital expenditures and other costs incurred through December 31, 2022 as a result of BVESI’s WMPs are not currently in rates and have been filed for future recovery in BVESI's general rate case application. These costs will be subject to review during the general rate case proceeding and the CPUC may refer to the recommendations of the independent auditor’s report at that time.
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

Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2022	2021	2022	2021
Water
Land	$18,427	$18,207	$18,427	$18,207
Intangible assets	30,511	29,028	30,511	29,028
Source of water supply	109,918	98,244	109,918	98,244
Pumping	227,668	209,936	227,668	209,936
Water treatment	90,411	83,922	90,411	83,922
Transmission and distribution	1,431,437	1,356,649	1,431,437	1,356,649
Other	136,162	139,895	98,096	102,831
	2,044,534	1,935,881	2,006,468	1,898,817
Electric (Note 20)
Transmission and distribution	105,499	90,491	—	—
Generation	12,583	12,583	—	—
Other (1)	15,733	13,398	—	—
	133,815	116,472	—	—

Less — accumulated depreciation	(606,231)	(594,264)	(530,925)	(522,672)
Construction work in progress	181,648	167,915	141,175	123,600
Net utility plant	$1,753,766	$1,626,004	$1,616,718	$1,499,745

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2022 and 2021 for studies performed in association with the electric segment.
As of December 31, 2022 and 2021, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2022	2021	2022	2021
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	13,757	12,258	12,519	11,019
Total intangible assets		31,938	30,439	30,129	28,629
Less — accumulated amortization		(26,811)	(26,401)	(25,374)	(25,109)
Intangible assets, net of amortization		$5,127	$4,038	$4,755	$3,520

Intangible assets not subject to amortization (3)		$383	$400	$382	$399

(2)         Includes intangible assets of $571,000 for contracted services included in “Other Property and Investments” on the consolidated balance sheets as of December 31, 2022 and 2021.
(3)         The intangible assets not subject to amortization primarily consist of organization and consent fees.
For the years ended December 31, 2022, 2021 and 2020, amortization of intangible assets was $641,000, $700,000 and $654,000, respectively, for both AWR and GSWC.

Estimated future consolidated amortization expense related to intangible assets are as follows (in thousands):

Amortization Expense
2023	$641
2024	641
2025	641
2026	641
2027	641
Total	$3,205
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2022 and 2021:

(dollars in thousands)	GSWC
Obligation at December 31, 2020	$9,320
Additional liabilities incurred	148
Liabilities settled	(120)
Accretion	369
Obligation at December 31, 2021	$9,717
Accretion	386
Obligation at December 31, 2022	$10,103
Note 5 — Derivative Instruments
BVESI has purchased power under long-term contracts at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. These long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. Among other things, the CPUC authorized BVESI to establish a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from these purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the term of the contract. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2022, there was an $11.8 million derivative asset with a corresponding regulatory liability in the derivative instrument memorandum account for the purchased power contract as a result of the fixed prices being lower than the futures energy prices. The notional volume of derivatives remaining under these long-term contracts as of December 31, 2022 was approximately 216,471 megawatt hours.
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
The change in fair value was due to the change in market energy prices for the years 2022 and 2021. The following table presents changes in the fair value of the Level 3 derivatives for the years 2022 and 2021:

(dollars in thousands)	2022	2021
Fair value at beginning of the period	$4,441	$(1,537)
Unrealized gain on purchased power contracts	7,406	5,978
Fair value at end of the period	$11,847	$4,441

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
Under the terms of each of these contracts, prices are subject to an economic price adjustment (“EPA”) provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS is permitted to file, and has filed, requests for equitable adjustment. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by a Military Utility Privatization Subsidiary.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2022, the U.S. government approved EPAs at eight of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2022, 2021 and 2020, retroactive operation and maintenance management fees related to prior periods were immaterial.
Note 7 — Earnings Per Share and Capital Stock
In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR’s 2016 employee plans and the 2003 and 2013 directors’ plans. In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating basic net income per share:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net income	$78,396	$94,347	$86,425
Less: (a) Distributed earnings to common shareholders	56,356	51,689	47,206
Distributed earnings to participating securities	142	134	158
Undistributed earnings	21,898	42,524	39,061

(b) Undistributed earnings allocated to common shareholders	21,843	42,414	38,930
Undistributed earnings allocated to participating securities	55	110	131
Total income available to common shareholders, basic (a)+(b)	$78,199	$94,103	$86,136

Weighted average Common Shares outstanding, basic	36,955	36,921	36,880

Basic earnings per Common Share	$2.12	$2.55	$2.34
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s 2016 employee plans, and the 2003 and 2013 directors’ plans, and net income. At December 31, 2022, there were also 96,988 restricted stock units outstanding, including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Common shareholders earnings, basic	$78,199	$94,103	$86,136
Undistributed earnings for dilutive stock options and restricted stock units	55	110	131
Total common shareholders earnings, diluted	$78,254	$94,213	$86,267

Weighted average Common Shares outstanding, basic	36,955	36,921	36,880
Stock-based compensation (1)	84	89	115
Weighted average Common Shares outstanding, diluted	37,039	37,010	36,995

Diluted earnings per Common Share	$2.11	$2.55	$2.33

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 96,988 restricted stock units, including performance awards, at December 31, 2022 were deemed to be outstanding in accordance with accounting guidance on earnings per share.
During the years ended December 31, 2022, 2021 and 2020, AWR issued Common Shares totaling 25,956, 47,182 and 42,489, respectively, under AWR’s employee stock incentive plans and the non-employee directors’ plans.  In addition, during the year 2020, AWR issued 1,800 Common Shares for approximately $30,000 as a result of the exercise of stock options.  No shares were issued during 2022 and 2021 as a result of the exercise of stock options. During 2022, 2021 and 2020, there were no cash proceeds received by AWR as a result of the exercise of stock options that were distributed to any of AWR’s subsidiaries. AWR has not issued any Common Shares during 2022, 2021 and 2020 under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2022, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
During 2020, GSWC issued five Common Shares to AWR for $60 million. The majority of the proceeds from these stock issuances were used by GSWC to pay down its intercompany borrowings from AWR. The CPUC requires GSWC to pay down all intercompany borrowings from AWR within a 24-month period. No shares were issued by GSWC during 2022 and 2021. However, in January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR for $10.0 million. Proceeds from the stock issuance along with the issuance of long-term debt were used to pay down GSWC’s intercompany borrowings owed to AWR.
During the years ended December 31, 2022, 2021 and 2020, AWR and GSWC made payments to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.
Note 8 — Dividend Limitations
GSWC is prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $27.0 million, $38.3 million and $22.5 million were paid to AWR by GSWC during the years 2022, 2021 and 2020, respectively.
The ability of AWR, GSWC, BVESI and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVESI and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $709.5 million was available to pay dividends to AWR’s shareholders at December 31, 2022. Approximately $643.9 million was available for GSWC to pay dividends to AWR at December 31, 2022.

Note 9 — Bank Debts
Registrant’s bank debts consist of outstanding borrowings made under two separate credit facilities at AWR (parent) and BVESI.
AWR Credit Facility, Liquidity and Financing Plans:
AWR borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations on terms that are similar to that of the credit facility. On April 22, 2022, AWR’s credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The change in benchmark rates has not had a material impact on its financing costs. AWR’s credit agreement will expire in May 2023 and, therefore, the outstanding borrowings under the credit facility of $255.5 million as of December 31, 2022 have been classified as a current liability on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $245.2 million. As of March 1, 2023, AWR does not have sufficient liquidity or capital resources to repay its credit facility without extending its existing credit facility, entering into a new credit facility, or issuing new debt or equity.
Management plans to either renew and extend AWR’s credit facility or to enter into a new credit facility prior to its expiration date, and is confident, given AWR’s history in obtaining revolving credit facilities to meet its working-capital needs, that AWR will be able to do so with the needed borrowing capacities required to run its operations. In addition, AWR’s plans included the issuance of long-term debt through GSWC during the fourth quarter of 2022, which it completed with the execution of a note purchase agreement in December 2022 for the issuance of unsecured private placement notes totaling $130.0 million. In January 2023, GSWC through a delayed-draw feature of its note purchase agreement, issued the unsecured private placement notes and used the proceeds to pay off the majority of its outstanding borrowings with AWR at that time. AWR then used the proceeds from GSWC to pay off $124.0 million of the outstanding borrowings under its credit facility thereby improving AWR’s working-capital condition. Management believes that execution of its plan is probable based on Registrant’s ability to generate consistent cash flows, its A+ credit ratings, its relationships with lenders, and its history of successfully raising debt necessary to fund its operations as recently evidenced by the issuance of long-term debt at GSWC. Accordingly, management has concluded that AWR will be able to satisfy its obligations, including those under its credit facility, for at least the next twelve months from the issuance date of these financial statements. However, AWR’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that AWR will be successful in implementing its plan.
Under AWR’s credit facility, the aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit for AWR and GSWC, in the aggregate amount of $639,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances. All of the letters of credit are issued pursuant to AWR’s revolving credit facility.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and SOFR benchmark replacement rate margins.  In June 2022, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating for both AWR and GSWC. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default). In January 2023, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC.
BVESI Credit Facility:
BVESI has access to a separate $35.0 million revolving credit facility without a parent guaranty, which was amended in December 2021 to reduce the interest rate and fees, as well as extend the maturity date by a year to July 1, 2024. Borrowings made under this facility support the electric segment’s operations and capital expenditures. As of December 31, 2022, there was $22.0 million outstanding borrowing under this credit facility. Under the terms of the credit agreement, BVESI has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Effective July 1, 2023, all new borrowings under the credit agreement will be based on SOFR. BVESI does not believe the change from LIBOR to a new benchmark rate will have a material impact on its financing costs. BVESI’s revolving credit facility is considered a short-term debt arrangement by the CPUC. BVESI has been authorized by the CPUC to borrow under this credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. BVESI’s next pay-off period for its credit facility ends in September 2024.

Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
(in thousands, except percent)	2022	2021
Balance Outstanding at December 31,	$277,500	$205,500
Interest Rate at December 31,	5.07% ~ 5.89%	0.78% ~ 1.61%
Average Amount Outstanding	$226,556	$165,167
Weighted Average Annual Interest Rate	2.55%	1.05%
Maximum Amount Outstanding	$277,500	$205,500
The AWR revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum Moody’s Investor Service or S&P debt rating of Baa3 or BBB-, respectively.  As of December 31, 2022, 2021 and 2020, AWR was in compliance with these requirements. As of December 31, 2022, AWR had an interest coverage ratio of 6.32 times interest expense, a debt ratio of 0.51 to 1.00 and a debt rating of A+ by S&P.
Pursuant to BVESI’s credit facility agreement, BVESI must maintain a minimum interest coverage ratio of 4.5 times interest expense and a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. As of December 31, 2022, 2021 and 2020, BVESI was in compliance with these requirements, with an actual interest coverage ratio of 14.4 times interest expense and a total funded debt ratio of 0.47 to 1.00 as of December 31, 2022. In addition, BVESI is required to have a current safety certification issued by the CPUC, which it currently has.
Note 10 — Long-Term Debt
Registrant’s long-term debt consists of notes and debentures of GSWC and BVESI. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC and BVESI do not currently have any outstanding mortgages or other encumbrances on its properties.
On December 15, 2022, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $130.0 million. The note purchase agreement includes a delayed-draw feature that allows for the sale and purchase of the notes to occur on a business day on or prior to March 1, 2023. On January 13, 2023, GSWC requested the funds and issued (i) $100.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.12% due January 31, 2033, and (ii) $30.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.22% due January 31, 2038. GSWC used the proceeds to pay down intercompany borrowings with AWR as well as fund operations and capital expenditures for GSWC. Interest is payable semiannually on January 31 and July 31 of each year. The Series A and Series B notes are unsecured and rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. The make-whole premiums and covenant requirements under these new notes are similar to the terms of all the other private placement notes issued by GSWC. Pursuant to the terms of each of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization ((“EBITDA”) of less than 8-to-1. As of December 31, 2022, GSWC had a total indebtedness to capitalization ratio of 0.4568-to-1 and a total indebtedness to EBITDA of 4.2-to-1.
On April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. BVESI used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVESI’s revolving credit facility (Note 9).
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

Registrant’s annual maturities of all long-term debt at December 31, 2022 are as follows (in thousands):

2023	$399
2024	419
2025	439
2026	457
2027	477
Thereafter	448,182
Total	$450,373
Note 11 — Taxes on Income
Registrant records deferred income taxes for temporary differences pursuant to the accounting guidance that addresses items recognized for income tax purposes in a different period from when these items are reported in the financial statements. These items include differences in net asset basis (primarily related to differences in depreciation lives and methods, and differences in capitalization methods) and the treatment of certain regulatory balancing accounts, and construction contributions and advances. The accounting guidance for income taxes requires that rate-regulated enterprises record deferred income taxes and offsetting regulatory liabilities and assets for temporary differences where the rate regulator has prescribed flow-through treatment for rate-making purposes (Note 3). Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the remaining lives of the property that gave rise to the credits.
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
On November 15, 2021, the Infrastructure Investment and Jobs Act (“IIJA”) was signed into federal law. Among its significant provisions, IIJA restored, on a retroactive basis to January 1, 2021, the provision that treats contributions in aid of construction provided to regulated water utilities as non-taxable, which TCJA had repealed. Further, IIJA broadens the provision to also treat government grants for water infrastructure as non-taxable.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. IRA, among other things, imposes a nondeductible 1% excise tax after December 31, 2022 on the fair market value of certain stock that is “repurchased” by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. Registrant does not expect this tax law change to have a material impact on its consolidated financial position; however, it will continue to evaluate its impact as further information becomes available. If average annual adjusted financial statement income exceeds $1 billion over a 3-taxable-year period, IRA also imposes a 15% corporate alternative minimum tax on adjusted financial statement income for taxable years beginning after December 31, 2022. Registrant does not expect to incur this tax in the foreseeable future.

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2022 and 2021 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2022	2021	2022	2021
Deferred tax assets:
Regulatory-liability-related (1)	$31,330	$32,220	$29,623	$30,410
Contributions and advances	6,544	6,850	6,896	7,227
Other	7,424	5,324	7,874	5,689
Total deferred tax assets	$45,298	$44,394	$44,393	$43,326
Deferred tax liabilities:
Fixed assets	$(155,955)	$(150,290)	$(150,133)	$(144,719)
Regulatory-asset-related: depreciation and other	(30,226)	(25,914)	(28,489)	(24,858)
Balancing and memorandum accounts (non-flow-through)	(8,794)	(8,480)	(4,559)	(6,063)
Total deferred tax liabilities	(194,975)	(184,684)	(183,181)	(175,640)
Accumulated deferred income taxes, net	$(149,677)	$(140,290)	$(138,788)	$(132,314)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by TCJA’s reduction in the federal income tax rate.
The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Current
Federal	$14,845	$19,592	$19,240
State	6,016	7,270	6,714
Total current tax expense	$20,861	$26,862	$25,954
Deferred
Federal	$2,991	$2,802	$1,814
State	(188)	759	429
Total deferred tax (benefit) expense	2,803	3,561	2,243
Total income tax expense	$23,664	$30,423	$28,197

	GSWC
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Current
Federal	$10,582	$13,698	$14,674
State	4,909	6,089	5,849
Total current tax expense	$15,491	$19,787	$20,523
Deferred
Federal	$1,507	$2,251	$949
State	(652)	57	232
Total deferred tax (benefit) expense	855	2,308	1,181
Total income tax expense	$16,346	$22,095	$21,704
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
The reconciliations of the effective tax rates to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Federal taxes on pretax income at statutory rate	$21,433	$26,202	$24,071
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	4,335	6,425	5,764
Excess deferred tax amortization	(1,311)	(1,356)	(1,550)
Flow-through on fixed assets	1,076	1,069	1,056
Flow-through on removal costs	(1,802)	(1,962)	(1,031)
Investment tax credit	(71)	(71)	(71)
Other – net	4	116	(42)
Total income tax expense from operations	$23,664	$30,423	$28,197
Pretax income from operations	$102,060	$124,770	$114,622
Effective income tax rate	23.2%	24.4%	24.6%

	GSWC
	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Federal taxes on pretax income at statutory rate	$14,724	$19,175	$18,202
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	3,119	4,923	4,920
Excess deferred tax amortization	(1,130)	(1,184)	(1,477)
Flow-through on fixed assets	1,010	1,008	1,042
Flow-through on removal costs	(1,715)	(1,954)	(1,026)
Investment tax credit	(71)	(71)	(71)
Other – net	409	198	114
Total income tax expense from operations	$16,346	$22,095	$21,704
Pretax income from operations	$70,116	$91,310	$86,675
Effective income tax rate	23.3%	24.2%	25.0%
AWR and GSWC had no unrecognized tax benefits at December 31, 2022, 2021 and 2020.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other” expenses. Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2022 and 2021, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2022, 2021 and 2020.

Registrant files federal, California and various other state income tax returns. AWR’s 2019–2021 tax years remain subject to examination by the Internal Revenue Service. AWR filed refund claims with the California Franchise Tax Board (“FTB”) for the 2005 through 2008 and 2017 tax years in connection with the matters reflected on prior federal refund claims along with other state tax items. The FTB continues to review the claims, and the 2009, 2010, and 2017–2021 tax years remain subject to examination by the FTB.
.

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2022, Registrant had 919 participants in the Pension Plan.
Employees hired or rehired after December 31, 2010 are eligible to participate in a defined contribution plan. Registrant’s existing 401(k) Investment Incentive Program was amended to include this defined contribution plan.  Under this plan, Registrant provides a contribution ranging from 3% to 5.25% of eligible pay each pay period into investment vehicles offered by the plan’s trustee.  Full vesting under this plan occurs upon 3 years of service.  Employees hired before January 1, 2011 continue to participate in and accrue benefits under the terms of the Pension Plan.
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
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2022 and 2021:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2022	2021	2022	2021
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$259,751	$272,786	$2,686	$5,906
Service cost	5,644	6,316	129	149
Interest cost	7,401	6,833	60	110
Actuarial (gain) loss	(72,710)	(17,682)	(570)	(3,165)
Benefits/expenses paid	(9,408)	(8,502)	(291)	(314)
Projected benefit obligation at end of year	$190,678	$259,751	$2,014	$2,686

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$233,524	$213,147	$13,773	$12,313
Actual return on plan assets	(40,299)	25,390	(2,242)	1,773
Employer contributions	3,089	3,489	263	242
Benefits/expenses paid	(9,408)	(8,502)	(554)	(555)
Fair value of plan assets at end of year	$186,906	$233,524	$11,240	$13,773

Funded Status:
Net amount recognized as accrued pension cost	$(3,772)	$(26,227)	$9,226	$11,087
The decrease in the underfunded status of the pension was due to an increase in the discount rate, which increased from 2.89% as of December 31, 2021 to 5.41% as of December 31, 2022.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2022	2021	2022	2021
Amounts recognized on the balance sheets:
Non-current assets	$—	$—	$9,226	$11,087
Current liabilities	—	—	—	—
Non-current liabilities	(3,772)	(26,227)	—	—
Net amount recognized	$(3,772)	$(26,227)	$9,226	$11,087
Amounts recognized in regulatory assets consist of:
Prior service cost (credit)	$1,889	$2,323	$—	$—
Net loss (gain)	4,123	23,368	(5,846)	(9,839)
Regulatory assets (liabilities)	6,012	25,691	(5,846)	(9,839)
Unfunded accrued pension cost	(2,240)	536	(3,380)	(1,248)
Net liability (asset) recognized	$3,772	$26,227	$(9,226)	$(11,087)

Changes in plan assets and benefit obligations recognized in regulatory assets (liabilities):
Regulatory asset (liability) at beginning of year	$25,691	$60,473	$(9,839)	$(6,855)
Net (loss) gain	(19,245)	(30,531)	2,259	(4,401)
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(434)	(434)	—	—
Amortization of net gain (loss)	—	(3,817)	1,734	1,417
Total change in regulatory asset (liability)	(19,679)	(34,782)	3,993	(2,984)
Regulatory asset (liability) at end of year	$6,012	$25,691	$(5,846)	$(9,839)

Net periodic pension costs	$313	$4,859	$(2,132)	$(1,695)
Change in regulatory asset (liability)	(19,679)	(34,782)	3,993	(2,984)
Total recognized in net periodic pension cost and regulatory asset (liability)	$(19,366)	$(29,923)	$1,861	$(4,679)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$190,678	$259,751	$2,014	$2,686
Accumulated benefit obligation	$181,376	$243,412	N/A	N/A
Fair value of plan assets	$186,906	$233,524	$11,240	$13,773

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.41%	2.89%	5.34%	2.46%
Rate of compensation increase	*	*	N/A	N/A
•Age-graded ranging from 3.0% to 8.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2022, 2021 and 2020 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$5,644	$6,316	$5,558	$129	$149	$171
Interest cost	7,401	6,833	7,880	60	110	208
Expected return on plan assets	(13,166)	(12,541)	(11,798)	(587)	(537)	(510)
Amortization of prior service cost (credit)	434	434	435	—	—	—
Amortization of actuarial (gain) loss	—	3,817	1,935	(1,734)	(1,417)	(977)
Net periodic pension cost under accounting standards	$313	$4,859	$4,010	$(2,132)	$(1,695)	$(1,108)
Regulatory adjustment	—	(1,277)	(483)	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$313	$3,582	$3,527	$(2,132)	$(1,695)	$(1,108)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	2.89%	2.55%	3.43%	2.46%	2.20%	3.12%
Expected long-term return on plan assets	5.75%	6.00%	6.25%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*5.50% for union plan and 3.9% for non-union (net of income taxes) in 2022, 5.75% for union plan and 4.0% for non-union (net of income taxes) in 2021, and 6.0% for union plan and 4.2% for non-union (net of income taxes) in 2020.
 ** Age-graded ranging from 3.0% to 8.0%.

Regulatory Adjustment:
The CPUC authorized GSWC and BVESI to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses to be recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the year ended December 31, 2022, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $1.5 million. During the years ended December 31, 2021 and 2020, GSWC’s actual expense was higher than the amounts included in customer rates by $1.3 million and $483,000, respectively. The cumulative amount recorded in GSWC’s two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3. During the years ended December 31, 2022, 2021 and 2020, BVESI’s actual expense was lower than the amounts included in electric rates by $490,000, $246,000 and $200,000, respectively. These over-collections were recorded as a reduction to electric revenues.
Plan Funded Status:
The Pension Plan was underfunded at December 31, 2022 and 2021.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the underfunded status for the Pension Plan has been offset by a regulatory asset pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2022 and 2021, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2022	2021	2022	2021
Actual Asset Allocations:
Equity securities	56%	56%	59%	60%
Debt securities	39%	38%	39%	39%
Real Estate Funds	5%	6%	—%	—%
Cash equivalents	—%	—%	2%	1%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2022 and 2021.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2022 and 2021.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2022 and 2021:

	Net Asset Value as of December 31, 2022
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$801	—	N/A	N/A
Fixed income fund	73,863	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	17,136	—	Daily	Daily
U.S. large cap funds	44,572	—	Daily	Daily
International funds	42,239	—	Daily	Daily
Total equity funds	103,947	—
Real estate funds	8,295	—	Daily	Daily
Total	$186,906	—

	Net Asset Value as of December 31, 2021
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$637	—	N/A	N/A
Fixed income fund	87,760	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	22,143	—	Daily	Daily
U.S. large cap funds	58,451	—	Daily	Daily
International funds	50,961	—	Daily	Daily
Total equity funds	131,555
Real estate funds	13,572	—	Daily	Daily
Total	$233,524	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan’s investment assets measured at fair value as of December 31, 2022 and 2021:

	Fair Value as of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$215	—	—	$215
Fixed income	4,380	—	—	4,380
U.S. equity securities	6,645	—	—	6,645
Total investments measured at fair value	$11,240	—	—	$11,240

	Fair Value as of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$92	—	—	$92
Fixed income	5,409	—	—	5,409
U.S. equity securities	8,272	—	—	8,272
Total investments measured at fair value	$13,773	—	—	$13,773
Plan Contributions:
During 2022, Registrant contributed $3.1 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $2.8 million to its pension plan in 2023.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2022 are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2023	$9,764	$313
2024	10,505	284
2025	10,986	272
2026	11,429	257
2027	11,927	228
Thereafter	67,205	747
Total	$121,816	$2,101
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
Expected Long-Term Rate of Return on Assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and other investments. To develop the expected long-term rate of return on assets assumption for the pension plan, Registrant considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Registrant’s policy is to fund the medical benefit trusts based on actuarially determined amounts as allowed in rates approved by the CPUC. Registrant has invested the funds in the post-retirement trusts that are intended to achieve a desired return and minimize amounts necessary to recover through rates. The mix is expected to provide for a return on assets similar to the Pension Plan and to achieve Registrant’s targeted allocation. This resulted in the selection of the 5.50% long-term rate of return on assets assumption for the union plan and 3.9% (net of income taxes) for the non-union plan portion of the post-retirement plan.
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2022 and 2021 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2023 starts at 5.6% grading down to 4.0% in 2046 for those under age 65, and at 5.3% grading down to 4.0% in 2046 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.
Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2022, the balance in the Rabbi Trust totaled $27.5 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.

The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2022 and 2021:

	Fair Value as of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$9	—	—	$9
Fixed income securities	10,962	—	—	10,962
Equity securities	16,560	—	—	16,560
Total investments measured at fair value	$27,531	—	—	$27,531

	Fair Value as of December 31, 2021
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$8	—	—	$8
Fixed income securities	12,442	—	—	12,442
Equity securities	19,018	—	—	19,018
Total investments measured at fair value	$31,468	—	—	$31,468
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$36,089	$36,602
Service cost	1,191	1,392
Interest cost	1,022	915
Actuarial (gain) loss	(6,522)	(2,213)
Benefits paid	(973)	(607)
Benefit obligation at end of year	$30,807	$36,089
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(30,807)	$(36,089)

(in thousands)	2022	2021
Amounts recognized on the balance sheets:
Current liabilities	$(942)	$(949)
Non-current liabilities	(29,865)	(35,140)
Net amount recognized	$(30,807)	$(36,089)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	1,995	9,097
Regulatory assets	1,995	9,097
Unfunded accrued cost	28,812	26,992
Net liability recognized	$30,807	$36,089

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$9,097	$12,988
Net loss	(6,522)	(2,213)
Amortization of prior service credit	—	—
Amortization of net loss	(580)	(1,678)
Total change in regulatory asset	(7,102)	(3,891)
Regulatory asset at end of year	$1,995	$9,097

Net periodic pension cost	$2,793	$3,985
Change in regulatory asset	(7,102)	(3,891)
Total recognized in net periodic pension and regulatory asset	$(4,309)	$94

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$30,807	$36,089
Accumulated benefit obligation	28,157	31,835
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.42%	2.87%
Rate of compensation increase	*	*
* Age graded from 4.5% to 4.0% per year.
The components of SERP expense, before allocation to the overhead pool, for 2022, 2021 and 2020 are as follows:

(dollars in thousands, except percent)	2022	2021	2020
Components of Net Periodic Benefits Cost:
Service cost	$1,191	$1,392	$1,029
Interest cost	1,022	915	988
Amortization of net loss	580	1,678	843
Net periodic pension cost	$2,793	$3,985	$2,860

Weighted-average assumptions used to determine net periodic cost:
Discount rate	2.87%	2.52%	3.36%
Rate of compensation increase	*	*	4.00%
* Age graded from 4.5% to 4.0% per year.

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2022 are as follows (in thousands):

2023	$942
2024	2,103
2025	2,121
2026	2,329
2027	2,435
Thereafter	12,406
Total	$22,336
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2022, 2021 and 2020 were $2.7 million, $2.7 million and $2.5 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2022, 2021 and 2020 were $2.0 million, $1.9 million and $1.9 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2022, AWR had three active stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2013 non-employee directors plans for its Board of Directors, each more fully described below.
2016 Employee Plans — AWR adopted this employee plan, following shareholder approval, to provide stock-based incentive awards in the form of restricted stock units, stock options and restricted stock to employees as a means of promoting the success of Registrant by attracting, retaining and more fully aligning the interests of employees with those of customers and shareholders.  The 2016 employee plan also provides for the grant of performance awards. There are no stock options or restricted stock grants currently outstanding. For restricted stock unit awards, the Compensation Committee determines the specific terms, conditions and provisions relating to each restricted stock unit. Each employee who has been granted a time-vested restricted stock unit is entitled to dividend equivalent rights in the form of additional restricted stock units until vesting of the time-vested restricted stock units. In general, time-vested restricted stock units vest over a period of three years.  Restricted stock units may also vest upon retirement if the grantee is at least 55 and the sum of the grantee’s age and years of service are equal to or greater than 75, or upon death or total disability. In addition, restricted stock units may vest following a change in control if the applicable subsidiary of AWR terminates the grantee other than for cause or the employee terminates employment for good reason. Each restricted stock unit is non-voting and entitles the holder of the restricted stock unit to receive one Common Share.
The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee’s age and years of service are equal to or greater than 75, or upon death or total disability. In addition, performance awards may vest following a change in control if the applicable subsidiary of AWR terminates the grantee other than for cause or the employee terminates employment for good reason. The amount of the payment for performance awards granted will be at target in the event of death or a termination of employment (other than for cause) by the applicable subsidiary of AWR or termination by the employee for good reason within 24 months after a change in control. In all other circumstances, adjustments will be made to the amount of the payment to take into account the shortened performance period
2003 and 2013 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2013 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. New grants may not be made under the 2003 directors plan. Under the 2013 non-employee directors plan, non-employee directors are entitled to receive restricted stock units equal to two times the then current annual retainer for services as a director divided by the fair market value of AWR’s Common Shares on the date preceding the annual meeting. Such units are convertible into AWR’s Common Shares 90 days after the grant date.
All non-employee directors of AWR who were directors of AWR at the 2003 annual meeting have also received restricted stock units, which will be distributed upon termination of the director’s service as a director.
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
The following table presents share-based compensation expenses for the years ended December 31, 2022, 2021 and 2020.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR’s and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2022	2021	2020	2022	2021	2020
Stock-based compensation related to:
Restricted stock units	$2,571	$2,566	$2,463	$2,269	$2,313	$2,349
Total stock-based compensation expense	$2,571	$2,566	$2,463	$2,269	$2,313	$2,349
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2022, 2021 and 2020 was approximately $290,000, $336,000 and $299,000, respectively, for both AWR and GSWC. For the years ended December 31, 2022, 2021 and 2020, approximately $900,000, $1.4 million and $1.2 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
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
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR’s Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2022	51,110	$47.83
Granted	19,135	88.10
Vested	(22,165)	79.11
Forfeited	(528)	87.42
Restricted share units at December 31, 2022	47,552	$49.01
As of December 31, 2022, there was approximately $611,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2022, 2021 and 2020, the Compensation Committee granted performance awards in the form of restricted stock units to officers of the Registrant. A performance award represents the right to receive a share of AWR’s Common Shares if the Compensation Committee determines that specified performance goals have been met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and up to 200% or 250% of the target amount, which varies depending on the target and Registrant’s performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2022, 2021 and 2020 included various performance-based conditions and one market-based condition related to total shareholder return (“TSR”) that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2022, and changes during the year ended December 31, 2022, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2022	48,910	$75.23
Granted	17,448	88.58
Performance criteria adjustment	1,883	79.25
Vested	(18,806)	65.78
Performance awards at December 31, 2022	49,435	$83.70
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR’s Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2022, $235,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.92 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $3.1 million as of December 31, 2022.  Included in the $3.1 million is a commitment of $1.5 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.6 million is for commitments for purchased water with other third parties, which expire from 2025 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2022 are as follows (in thousands):

2023	$459
2024	459
2025	412
2026	364
2027	364
Thereafter	1,008
Total	$3,066

Bear Valley Electric Service, Inc.:
Purchased Power Contracts:
Generally, BVESI purchases power at a fixed cost, under long-term purchased power contracts, depending on the amount of power and the period during which the power is purchased under such contracts.  BVESI began taking power pursuant to purchased power contracts approved by the CPUC effective in the fourth quarter of 2019 at a fixed cost over three and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. As of December 31, 2022, BVESI has remaining commitments under these contracts of $4.9 million and $4.1 million for the years 2023 and 2024, respectively.
Renewables Portfolio Standard:
BVESI is subject to the renewables portfolio standard (“RPS”) law, which requires BVESI to meet certain targets for purchases of energy from qualified renewable energy resources. BVESI has an agreement with a third party to purchase renewable energy credits (“RECs”) whereby BVESI agreed to purchase approximately 578,000 RECs over a ten-year period through 2023, which will be used towards BVESI meeting California’s RPS requirements. As of December 31, 2022, BVESI has purchased sufficient RECs to be in compliance for all periods through 2022, and has remaining commitments under this contract of $619,000 for the year 2023. Accordingly, management does not believe any provision for loss or potential penalties is required as of December 31, 2022. The cost of these RECs has been included as part of the electric supply cost balancing account as of December 31, 2022.
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
As of December 31, 2022, the total spent to clean-up and remediate the plant site was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2022, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
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
Contracted Services:
ASUS’s utility privatization contract services are provided to the U.S. government pursuant to the terms of the initial 50-year firm, fixed-price contract and additional firm, fixed-price contracts subject to annual economic price adjustments. Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS is currently under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects. ASUS is cooperating fully with the investigation and management does not currently believe that the investigation will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity. However, at this time, management cannot predict the final outcome or recommendations that may result from the investigation or determine the amount, if any, of penalties and damages that may be assessed.
Other Litigation:
Registrant is also subject to other ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages. Registrant does not believe the outcome from any pending suits or administrative proceedings will have a material effect on Registrant’s consolidated results of operations, financial position, or cash flows.
Note 16 — Leases
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2022, Registrant has right-of-use assets of $9.5 million, short-term operating lease liabilities of $1.9 million and long-term operating lease liabilities of $8.1 million. Currently, Registrant does not have any financing leases.
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
Registrant’s leases consist of real estate and equipment leases, which are mostly GSWC’s. Most of Registrant’s leases require fixed lease payments. Some real estate leases have escalation payments which depend on an index. Variable lease costs were not material. Lease terms used to measure the lease liability include options to extend the lease if the option is reasonably certain to be exercised. Lease and non-lease components were combined to measure lease liabilities.
Registrant’s supplemental lease information for the year ended December 31, 2022 is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021

Operating lease costs	$2,609	$2,627
Short-term lease costs	$198	$273

Weighted average remaining lease term (in years)	5.27	5.99
Weighted-average discount rate	3.9%	3.7%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$1,569	$1,430
For the years 2022, 2021 and 2020, Registrant’s consolidated rent expense was approximately $2.6 million, $2.5 million and $2.6 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases as of December 31, 2022 are as follows (in thousands):

2023	$2,256
2024	2,175
2025	1,918
2026	1,681
2027	1,453
Thereafter	1,604
Total lease payments	11,087
Less: imputed interest	1,105
Total lease obligations	9,982
Less: current obligations	1,892
Long-term lease obligations	$8,090
The consolidated operations of AWR and the operations of GSWC in regard to future minimum payments under long-term non-cancelable operating leases are not materially different.

Note 17 - Business Segments
AWR has three reportable segments, water, electric and contracted services. Since July 1, 2020, GSWC has one segment, water. Prior to July 1, 2020, GSWC also had an electric segment. On July 1, 2020, GSWC completed the transfer of the electric utility assets and liabilities from its electric division to BVESI, now a wholly owned direct subsidiary of AWR. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2022, 2021 and 2020, are no longer included in GSWC’s financial statements, but continue to be included in AWR’s consolidated financial statements (Note 20). On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries and notes receivable therefrom, and deferred taxes.
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

	As Of And For The Year Ended December 31, 2022
				AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$340,602	$39,986	$110,940	$—	$491,528
Operating income (loss)	92,455	11,740	22,449	(8)	126,636
Interest expense, net	21,659	831	(132)	2,343	24,701
Net utility plant	1,616,718	119,560	17,488	—	1,753,766
Depreciation and amortization expense (1)	34,805	2,792	3,718	—	41,315
Income tax expense (benefit)	16,346	2,439	5,476	(597)	23,664
Capital additions	146,730	18,069	1,441	—	166,240

	As Of And For The Year Ended December 31, 2021
				AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$347,112	$38,345	$113,396	$—	$498,853
Operating income (loss)	107,573	10,738	22,675	(9)	140,977
Interest expense, net	21,046	141	(637)	791	21,341
Net utility plant	1,499,745	106,508	19,751	—	1,626,004
Depreciation and amortization expense (1)	33,384	2,572	3,640	—	39,596
Income tax expense/(benefit)	22,095	2,975	5,434	(81)	30,423
Capital additions	123,526	19,859	1,130	—	144,515

	As Of And For The Year Ended December 31, 2020
	GSWC			AWR	Consolidated
(dollars in thousands)	Water	Electric	ASUS	Parent	AWR
Operating revenues	$330,637	$37,024	$120,582	$—	$488,243
Operating income (loss)	97,896	10,303	22,309	(9)	130,499
Interest expense, net	20,312	584	(496)	330	20,730
Net utility plant	1,400,489	89,308	22,246	—	1,512,043
Depreciation and amortization expense (1)	30,969	2,479	3,402	—	36,850
Income tax expense/(benefit)	20,515	2,689	5,201	(208)	28,197
Capital additions	107,355	18,393	4,675	—	130,423
____________________________
(1)      Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $382,000, $379,000 and $353,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table reconciles total utility plant (a key figure for rate-making) to total consolidated assets (in thousands):

	December 31,
	2022	2021
Total utility plant	$1,753,766	$1,626,004
Other assets	280,608	274,979
Total consolidated assets	$2,034,374	$1,900,983

Note 18 — Allowance for Doubtful Accounts
Registrant adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020. The guidance requires estimated credit losses on financial instruments, such as Registrant’s trade and other receivables, be based on expected credit losses rather than incurred losses.
Registrant’s allowance for doubtful accounts as of December 31, 2022 was developed based on the observed lingering effects of the economic impact from the COVID-19 pandemic on GSWC’s and BVESI’s aging of utility customer accounts receivable, as well as economic data and other considerations that may impact the customers’ ability to pay their bills. The CPUC has authorized GSWC and BVESI to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery. In January 2022, GSWC received $9.5 million COVID relief funds from the state of California through the California Water and Wastewater Arrearage Payment Program, which were applied to delinquent customers’ eligible balances incurred during the COVID-19 pandemic. During 2022, BVESI received a total of $473,000 from the state of California for similar relief funding for unpaid electric bills incurred during the pandemic. Pursuant to CPUC requirements, as of December 31, 2022, GSWC and BVESI have reflected these relief funds as a reduction to its COVID-19 memorandum account, as well as a reduction to its estimated allowance for doubtful accounts.
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
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2022, 2021 and 2020 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$3,569	$5,316	$916
Provision charged (1)	2,842	8,150	5,016
Accounts written off, net of recoveries (2)	(1,971)	(9,897)	(616)
Balance at end of year	$4,440	$3,569	$5,316

Allowance for doubtful accounts related to accounts receivable-customer	$4,387	$3,516	$5,263
Allowance for doubtful accounts related to other accounts receivable	53	53	53
Total allowance for doubtful accounts	$4,440	$3,569	$5,316
(1)    Includes amounts in excess of GSWC’s and BVESI’s respective revenue requirements incurred during the COVID-19 pandemic. These incremental amounts are recorded as regulatory assets.
(2)    Reflects consideration of government relief funds received in 2022 from the state of California for unpaid water and electric utility bills incurred during the pandemic. A total of $9.5 million and $473,000 was received in 2022 for unpaid water and electric utility bills, respectively.

	GSWC
	December 31,
(dollars in thousands)	2022	2021	2020
Balance at beginning of year	$3,221	$4,960	$916
Provision charged (3)	2,501	7,732	4,703
Balance transfer to BVESI (Note 20)	—	—	(79)
Accounts written off, net of recoveries (4)	(1,526)	(9,471)	(580)
Balance at end of year	$4,196	$3,221	$4,960

Allowance for doubtful accounts related to accounts receivable-customer	$4,143	$3,168	$4,907
Allowance for doubtful accounts related to other accounts receivable	53	53	53
Total allowance for doubtful accounts	$4,196	$3,221	$4,960
(3) Includes amounts in excess of GSWC’s revenue requirement incurred during the COVID-19 pandemic. This incremental amount was recorded as a regulatory asset.
(4) Reflects consideration of government relief funds received in 2022 from the state of California for unpaid water and electric utility bills incurred during the pandemic. A total of $9.5 million and $473,000 was received in 2022 for unpaid water and electric utility bills, respectively.
Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Taxes and Interest Paid:
Income taxes paid, net	$27,370	$29,153	$13,684	$20,155	$21,428	$8,184
Interest paid, net of capitalized interest	26,005	22,540	19,941	22,294	21,156	19,681

Non-Cash Transactions:
Accrued payables for investment in utility plant	40,034	32,855	27,861	38,302	30,656	25,633
Property installed by developers and conveyed	1,549	7,222	3,102	1,549	7,222	3,102
Transfer of electric segment net assets (net of cash) for BVESI common shares (Note 20)	—	—	—	—	—	71,324
Distribution of BVESI common shares to AWR parent (Note 20)	—	—	—	—	—	71,344

Note 20 — Completion of Electric Utility Reorganization Plan
On July 1, 2020, GSWC completed the transfer of approximately $71.3 million in net assets and equity (based on their recorded amounts) from its electric utility division to BVESI in exchange for common shares of BVESI of equal value. As a result of this transfer, from July 1, 2020 onward, operating results and cash flows of the electric segment, as well as its assets and liabilities as of December 31, 2022, 2021 and 2020, are no longer included in GSWC’s financial statements, but continue to be included in AWR’s consolidated financial statements. GSWC’s statement of income for 2020 includes the electric segment’s results through June 30, 2020. The table below sets forth selected information relating to the electric segment’s results of operations for 2022, 2021, and for the six month periods ended June 30, 2020 and December 31, 2020 (in thousands):

	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Six months ended June 30, 2020	Six months ended December 31, 2020	Twelve months ended December 31, 2020
	(Subsidiary of AWR)	(Subsidiary of AWR)	(Division of GSWC)	(Subsidiary of AWR)
Electric revenues	$39,986	$38,345	$18,647	$18,377	$37,024
Operating expenses	28,246	27,607	13,647	13,074	26,721
Operating income	11,740	10,738	5,000	5,303	10,303

Net income	$8,876	$7,864	$3,408	$3,870	$7,278
The table below sets forth selected information relating to the electric segment’s cash flows for 2022, 2021, as well as the six months ended December 31, 2020. Prior to July 1, 2020, the electric segment’s cash flows were included in GSWC’s cash flows.

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021	Six Months Ended December 31, 2020
	(Subsidiary of AWR)	(Subsidiary of AWR)	(Subsidiary of AWR)

Net cash provided from operating activities	$6,627	$9,128	$1,887

Net cash used in investing activities (capital expenditures)	(17,989)	(19,859)	(9,339)

Net cash provided from financing activities (1)	11,082	10,827	7,799

Net change in cash and cash equivalents	(280)	96	347
Cash and cash equivalents, beginning of period	463	367	20
Cash and cash equivalents, end of period	$183	$463	$367
(1)    BVESI has access to a $35.0 million revolving credit facility, which expires July 1, 2024. As of December 31, 2022, there was $22.0 million outstanding under this facility. Borrowings made under this facility support the electric segment’s operations and capital expenditures. Under the terms of the credit agreement, BVESI has the option to request an increase in the facility by an additional $15.0 million, subject to bank approval.
In addition, on April 28, 2022, BVESI completed the issuance of $35.0 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037.

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2022.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 1, 2023, the Board of Directors approved change in control agreements for Registrant’s executive officers, which provide benefits in the event of a change in control if the executive’s employment is terminated (other than for cause, disability or death) or the executive terminates employment for good reason, in each case, following a change in control event. The amount of the benefits are equal to 2.99 or 2.0 times (i) the executive’s base salary at the highest rate in effect during the preceding three years immediately preceding the termination of employment, plus (ii) any payments to be made to an executive under a cash performance incentive plan with respect to the year of employment and assuming the performance targets are achieved at target. In addition, the executive is entitled to vacation pay as provided by California law and so long as the executive has not breached his or her one-year non-competition and non-solicitation agreements, accrued benefits that would have been payable under either the pension plan or defined contribution plan in which the executive is a participant and the supplemental retirement plan if the executive is credited with an additional three years of service. Each executive is also entitled to two years of coverage under Registrant’s health and welfare plans (three years for the Chief Executive Officer and Chief Financial Officer). No tax gross ups will be paid under the terms of the agreement.

The Form of the Change in Control Agreement is filed as Exhibit 10.6 to this Annual Report.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions entitled “Stock Ownership” and “Proposal 2 Approval of 2023 Non-Employee Director Plan” are incorporated herein by reference pursuant to General Instruction G(3).
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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	121.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.

(b)    Exhibits:

3.1	By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q, filed August 6, 2012 (File No. 1-14431)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.6
Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2022 (1) (2)

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

10.9	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.10	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.11	Form of Indemnification Agreement for directors and officers incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (2)

10.12	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.13	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.14
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.15	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.16	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.17	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.18	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.19	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.20	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.21	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.22	2022 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on April 1, 2022 (2)

10.23	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.24	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (1) (2)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		March 1, 2023
Anne M. Holloway
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		March 1, 2023
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		March 1, 2023
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ DIANA M. BONTÁ		March 1, 2023
Diana M. Bontá
Director of AWR and GSWC

/s/ STEVEN D. DAVIS		March 1, 2023
Steven D. Davis
Director of AWR and GSWC

/s/ THOMAS A. EICHELBERGER		March 1, 2023
Thomas A. Eichelberger
Director of AWR and GSWC

/s/ JOHN R. FIELDER		March 1, 2023
John R. Fielder
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		March 1, 2023
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		March 1, 2023
C. James Levin
Director of AWR and GSWC

/s/ JANICE F. WILKINS		March 1, 2023
Janice F. Wilkins
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
Assets

Cash and equivalents	$93	$51
Income taxes receivable	20	—
Intercompany note receivables	159,582	79,722
Total current assets	159,695	79,773

Investments in subsidiaries	799,802	774,751
Deferred taxes and other assets	9,891	9,620
Total assets	$969,388	$864,144

Liabilities and Capitalization
Notes payable to bank	$255,500	$—
Income taxes payable	2,158	1,765
Other liabilities	454	309
Total current liabilities	258,112	2,074

Notes payable to bank	—	174,500
Deferred taxes and other liabilities	1,727	1,623
Total other liabilities	1,727	176,123

Common shareholders’ equity	709,549	685,947
Total capitalization	709,549	685,947

Total liabilities and capitalization	$969,388	$864,144

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	2,093	542	90
Loss before equity in earnings of subsidiaries and income taxes	(2,093)	(542)	(90)

Equity in earnings of subsidiaries	79,892	94,808	86,307

Income before income taxes	77,799	94,266	86,217

Income tax benefit	(597)	(81)	(208)

Net income	$78,396	$94,347	$86,425

Weighted Average Number of Common Shares Outstanding	36,955	36,921	36,880
Basic Earnings Per Common Share	$2.12	$2.55	$2.34

Weighted Average Number of Diluted Common Shares Outstanding	37,039	37,010	36,995
Fully Diluted Earnings per Common Share	$2.11	$2.55	$2.33

Dividends Paid Per Common Share	$1.525	$1.40	$1.28

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities	$56,398	$36,799	$47,307

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	(81,000)	(46,000)	151,000
Increase in investment of subsidiary	—	—	(60,000)
Net cash (used in) provided by investing activities	(81,000)	(46,000)	91,000

Cash Flows From Financing Activities:
Proceeds from stock option exercises	—	—	30
Net change in notes payable to banks	81,000	60,500	(91,000)
Proceeds from note payable to GSWC	—	(26,000)	(6,000)
Repayment of note payable to GSWC	—	26,000	6,000
Dividends paid	(56,356)	(51,689)	(47,206)
Net cash provided by (used in) financing activities	24,644	8,811	(138,176)

Change in cash and equivalents	42	(390)	131
Cash and equivalents at beginning of period	51	441	310

Cash and equivalents at the end of period	$93	$51	$441

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1 — Basis of Presentation
The accompanying condensed financial statements of AWR (parent) should be read in conjunction with the consolidated financial statements and notes thereto of American States Water Company and subsidiaries (“Registrant”) included in Part II, Item 8 of this Form 10-K.  AWR’s (parent) significant accounting policies are consistent with those of Registrant and its wholly owned subsidiaries, Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVESI”) and American States Utility Services, Inc. (“ASUS”), except that all subsidiaries are accounted for as equity method investments.
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $280.0 million revolving credit facility that expires in May 2023. AWR (parent) borrows under this facility and provides funds to GSWC and ASUS in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as intercompany receivables on the condensed balance sheets.  The interest rate charged to the subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
In October 2020, AWR (parent) issued an interest bearing promissory note to GSWC, which expires in May 2023. Under the terms of the note, AWR (parent) may borrow from GSWC amounts up to $30.0 million for working capital purposes. AWR (parent) agrees to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During 2021 and 2020, AWR borrowed and repaid a total of $26.0 million and $6.0 million, respectively, from GSWC under the terms of the note. There were no borrowings or repayments during 2022. As of December 31, 2021 and 2022, there were no amounts outstanding under this note.
In January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR for $10.0 million. Proceeds from the stock issuance was used to pay down its intercompany borrowings owed to AWR.
AWR (parent) guarantees performance of ASUS’s military privatization contracts and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.
Note 2 — Note Payable to Banks
On April 22, 2022, AWR’s credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million. The amendment also changed the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). The change in benchmark rates has not had a material impact on its financing costs.
The aggregate effective amount that may be outstanding under letters of credit is $25.0 million.  AWR has obtained letters of credit for AWR and GSWC in the aggregate amount of $639,000 at fees of 0.65%. Letters of credit outstanding reduce the amount that may be borrowed under the revolving credit facility. AWR is not required to maintain any compensating balances.
Given that AWR’s credit agreement will expire in May 2023, the outstanding borrowings under the credit facility of $255.5 million as of December 31, 2022 have been classified as a current liability on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $245.2 million. Management plans to either renew and extend AWR’s credit facility or to enter into a new credit facility prior to its expiration date, and is confident, given AWR's history in obtaining revolving credit facilities to meet its working-capital needs, that AWR will be able to do so with the needed borrowing capacities required to run its operations. Management believes that execution of its plan is probable based on Registrant’s ability to generate consistent cash flows, its A+ credit ratings, its relationships with lenders, and its history of successfully raising debt necessary to fund its operations. As of March 1, 2023, AWR does not have sufficient liquidity or capital resources to repay its credit facility without, extending its existing credit facility, entering into a new credit facility, or issuing new debt or equity.
Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on credit ratings and SOFR margins.  In June 2022, Standard and Poor’s Global Ratings (“S&P”) affirmed an A+ credit rating. In March 2021, S&P affirmed its negative outlook for AWR. S&P’s debt ratings range from AAA (highest possible) to D (obligation is in default).

AWR’s (parent) borrowing activities (excluding letters of credit) for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
(in thousands, except percent)	2022	2021
Balance Outstanding at December 31,	$255,500	$174,500
Interest Rate at December 31,	5.07%	0.78%
Average Amount Outstanding	213,758	139,926
Weighted Average Annual Interest Rate	2.56%	0.91%
Maximum Amount Outstanding	$255,500	$174,500
All of the letters of credit are issued pursuant to the revolving credit facility. The revolving credit facility contains restrictions on prepayments, disposition of property, mergers, liens and negative pledges, indebtedness and guaranty obligations, transactions with affiliates, minimum interest coverage requirements, a maximum debt to capitalization ratio and a minimum debt rating. Pursuant to the credit agreement, AWR must maintain a minimum interest coverage ratio of 3.25 times interest expense, a maximum total funded debt ratio of 0.65 to 1.00 and a minimum debt rating from Moody’s or S&P of Baa3 or BBB-, respectively. As of December 31, 2022, 2021 and 2020, AWR was in compliance with these covenants. As of December 31, 2022, AWR had an interest coverage ratio of 6.32 times interest expense, a debt ratio of 0.51 to 1.00 and a debt rating of A+ by S&P.
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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amount of $56.4 million, $38.3 million and $47.3 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2022, 2021 and 2020, respectively.