Form 10-Q
period 2023-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2023-05-10
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2023

or

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
As of May 9, 2023, the number of Common Shares outstanding of American States Water Company was 36,976,400 shares. As of May 9, 2023, all of the 171 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Filing Format
American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVES”), and American States Utility Services, Inc. and its subsidiaries (“ASUS”).
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
Factors affecting our financial performance are summarized under Forward-Looking Information and under “Risk Factors” in our Form 10-K for the period ended December 31, 2022 filed with the SEC. Please consider our forward-looking statements in light of these risks as you read this Form 10-Q.  We qualify all of our forward-looking statements by these cautionary statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2023	December 31, 2022
Property, Plant and Equipment
Regulated utility plant, at cost	$2,357,966	$2,321,712
Non-utility property, at cost	38,898	38,285
Total	2,396,864	2,359,997
Less - Accumulated depreciation	(616,403)	(606,231)
Net property, plant and equipment	1,780,461	1,753,766

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	38,408	36,907
Total other property and investments	39,524	38,023

Current Assets
Cash and cash equivalents	2,126	5,997
Accounts receivable — customers (less allowance for doubtful accounts of $4,364 in 2023 and $4,387 in 2022)	21,293	26,206
Unbilled receivable	22,444	20,663
Receivable from the U.S. government (Note 2)	41,091	34,974
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and $53 in 2022)	3,391	4,215
Income taxes receivable	35	3,901
Materials and supplies, at weighted average cost	16,282	14,623
Regulatory assets — current	11,032	14,028
Prepayments and other current assets	11,690	5,450
Purchase power contract derivative at fair value (Note 5)	6,669	11,847
Contract assets (Note 2)	3,637	9,390
Total current assets	139,690	151,294

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	7,790	6,456
Receivable from the U.S. government (Note 2)	50,207	50,482
Contract assets (Note 2)	9,836	5,592
Operating lease right-of-use assets	8,990	9,535
Regulatory assets	10,474	5,694
Other	13,400	13,532
Total other assets	100,697	91,291

Total Assets	$2,060,372	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2023	December 31, 2022
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,976,284 shares in 2023 and 36,962,241 shares in 2022	$261,792	$260,158
Retained earnings	469,056	449,391
Total common shareholders’ equity	730,848	709,549
Long-term debt	576,431	446,547
Total capitalization	1,307,279	1,156,096

Current Liabilities
Notes payable to banks	175,500	255,500
Long-term debt — current	404	399
Accounts payable	65,705	84,849
Income taxes payable	10,855	1,848
Accrued other taxes	14,257	16,257
Accrued employee expenses	17,390	13,996
Accrued interest	8,411	5,308
Regulatory liabilities	2,097	4,574
Contract liabilities (Note 2)	560	903
Operating lease liabilities	1,906	1,892
Other	10,605	10,996
Total current liabilities	307,690	396,522

Other Credits
Notes payable to banks	25,000	22,000
Advances for construction	64,097	64,351
Contributions in aid of construction - net	148,456	147,918
Deferred income taxes	148,138	149,677
Regulatory liabilities	1,783	40,602
Unamortized investment tax credits	1,064	1,082
Accrued pension and other postretirement benefits	34,796	33,636
Operating lease liabilities	7,559	8,090
Other	14,510	14,400
Total other credits	445,403	481,756

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,060,372	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Operating Revenues
Water	$112,712	$73,906
Electric	12,904	11,892
Contracted services	35,807	22,772
Total operating revenues	161,423	108,570

Operating Expenses
Water purchased	14,304	17,848
Power purchased for pumping	2,354	2,374
Groundwater production assessment	3,833	4,211
Power purchased for resale	4,986	5,166
Supply cost balancing accounts	11,566	(6,343)
Other operation	10,116	8,667
Administrative and general	23,547	22,972
Depreciation and amortization	11,203	10,114
Maintenance	3,150	3,140
Property and other taxes	6,295	5,853
ASUS construction	18,904	10,203
Total operating expenses	110,258	84,205

Operating Income	51,165	24,365

Other Income and Expenses
Interest expense	(9,481)	(5,606)
Interest income	1,864	283
Other, net	1,611	(419)
Total other income and expenses, net	(6,006)	(5,742)

Income before income tax expense	45,159	18,623

Income tax expense	10,752	4,461

Net Income	$34,407	$14,162

Weighted Average Number of Common Shares Outstanding	36,968	36,944
Basic Earnings Per Common Share	$0.93	$0.38

Weighted Average Number of Diluted Shares	37,047	37,019
Fully Diluted Earnings Per Common Share	$0.93	$0.38

Dividends Paid Per Common Share	$0.3975	$0.365

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549
Add:
Net income			34,407	34,407
Exercise of stock options and other issuances of Common Shares	14	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,587		1,587
Dividend equivalent rights on stock-based awards not paid in cash		47		47
Deduct:
Dividends on Common Shares			14,695	14,695
Dividend equivalent rights on stock-based awards not paid in cash			47	47
Balances at March 31, 2023	36,976	$261,792	$469,056	$730,848

	Three Months Ended March 31, 2022
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Exercise of stock options and other issuances of Common Shares	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$34,407	$14,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,572	10,208
Provision for doubtful accounts	458	258
Deferred income taxes and investment tax credits	(3,286)	1,552
Stock-based compensation expense	2,254	1,905
(Gain) loss on investments held in a trust	(1,630)	1,653
Other — net	(71)	83
Changes in assets and liabilities:
Accounts receivable — customers	4,455	7,627
Unbilled receivable	(3,115)	2,451
Other accounts receivable	824	3,467
Receivables from the U.S. government	(5,842)	4,589
Materials and supplies	(1,659)	220
Prepayments and other assets	(5,656)	(4,584)
Contract assets	1,509	(199)
Regulatory assets/liabilities	(35,863)	(5,713)
Accounts payable	(8,542)	341
Income taxes receivable/payable	12,873	(1,592)
Contract liabilities	(343)	(47)
Accrued pension and other postretirement benefits	1,020	71
Other liabilities	3,599	1,574
Net cash provided by	6,964	38,026

Cash Flows From Investing Activities:
Capital expenditures	(49,337)	(35,170)
Other investing activities	172	121
Net cash used in	(49,165)	(35,049)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	2,064	1,795
Refunds on advances for construction	(712)	(833)
Repayments of long-term debt	(109)	(103)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	—
Net change in notes payable to banks	(77,000)	16,000
Dividends paid	(14,695)	(13,485)
Other financing activities	(883)	(1,188)
Net cash provided by	38,330	2,186
Net change in cash and cash equivalents	(3,871)	5,163
Cash and cash equivalents, beginning of period	5,997	4,963
Cash and cash equivalents, end of period	$2,126	$10,126

Non-cash transactions:
Accrued payables for investment in utility plant	$29,746	$34,101
Property installed by developers and conveyed	$364	$130

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2023	December 31, 2022
Utility Plant
Utility plant, at cost	$2,177,606	$2,147,643
Less - Accumulated depreciation	(539,575)	(530,925)
Net utility plant	1,638,031	1,616,718

Other Property and Investments	36,159	34,655

Current Assets
Cash and cash equivalents	813	370
Accounts receivable — customers (less allowance for doubtful accounts of $4,111 in 2023 and $4,143 in 2022)	18,697	23,107
Unbilled receivable	13,399	15,006
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and $53 in 2022)	2,316	2,721
Intercompany receivable	—	621
Income taxes receivable from Parent	—	1,692
Materials and supplies, at average cost	6,338	6,120
Regulatory assets — current	11,032	14,028
Prepayments and other current assets	8,347	4,464
Total current assets	60,942	68,129

Other Assets
Operating lease right-of-use assets	8,703	9,208
Other	12,535	12,598
Total other assets	21,238	21,806

Total Assets	$1,756,370	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2023	December 31, 2022
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2023 and 170 in 2022	$369,770	$358,123
Retained earnings	288,502	285,783
Total common shareholder’s equity	658,272	643,906
Long-term debt	541,627	411,748
Total capitalization	1,199,899	1,055,654

Current Liabilities
Intercompany payable	428	—
Intercompany note payable	45,000	—
Long-term debt — current	404	399
Accounts payable	47,860	65,944
Accrued other taxes	12,248	14,501
Accrued employee expenses	13,841	11,233
Accrued interest	7,144	4,364
Income taxes payable to Parent	10,394	—
Operating lease liabilities	1,794	1,788
Other	9,754	10,152
Total current liabilities	148,867	108,381

Other Credits
Intercompany note payable	—	129,000
Advances for construction	64,077	64,331
Contributions in aid of construction — net	148,456	147,918
Deferred income taxes	135,921	138,788
Regulatory liabilities	1,783	40,602
Unamortized investment tax credits	1,064	1,082
Accrued pension and other postretirement benefits	34,556	33,421
Operating lease liabilities	7,397	7,878
Other	14,350	14,253
Total other credits	407,604	577,273

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,756,370	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating Revenues
Water	$112,712	$73,906
Total operating revenues	112,712	73,906

Operating Expenses
Water purchased	14,304	17,848
Power purchased for pumping	2,354	2,374
Groundwater production assessment	3,833	4,211
Supply cost balancing accounts	12,625	(5,067)
Other operation	7,271	6,354
Administrative and general	15,381	15,596
Depreciation and amortization	9,606	8,545
Maintenance	1,960	2,156
Property and other taxes	5,139	4,890
Total operating expenses	72,473	56,907

Operating Income	40,239	16,999

Other Income and Expenses
Interest expense	(6,922)	(5,236)
Interest income	1,428	91
Other, net	1,628	(598)
Total other income and expenses, net	(3,866)	(5,743)

Income before income tax expense	36,373	11,256

Income tax expense	8,910	2,689

Net Income	$27,463	$8,567

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	170	$358,123	$285,783	$643,906
Add:
Net income			27,463	27,463
Issuance of Common Share to Parent	1	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,603		1,603
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			24,700	24,700
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2023	171	$369,770	$288,502	$658,272

	Three Months Ended March 31, 2022
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2021	170	$356,530	$259,156	$615,686
Add:
Net income			8,567	8,567
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		742		742
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			13,500	13,500
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at March 31, 2022	170	$357,311	$254,184	$611,495

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$27,463	$8,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,947	8,610
Provision for doubtful accounts	420	222
Deferred income taxes and investment tax credits	(4,348)	1,305
Stock-based compensation expense	2,190	1,751
(Gain) loss on investments held in a trust	(1,630)	1,653
Other — net	(105)	84
Changes in assets and liabilities:
Accounts receivable — customers	3,990	7,499
Unbilled receivable	1,607	4,183
Other accounts receivable	405	1,944
Materials and supplies	(218)	797
Prepayments and other assets	(3,380)	(3,268)
Regulatory assets/liabilities	(34,059)	(5,135)
Accounts payable	(7,831)	2,886
Intercompany receivable/payable	1,077	428
Income taxes receivable/payable from/to Parent	12,086	(1,791)
Accrued pension and other postretirement benefits	1,004	36
Other liabilities	2,259	1,494
Net cash provided by	10,877	31,265

Cash Flows From Investing Activities:
Capital expenditures	(42,005)	(31,465)
Other investing activities	171	117
Net cash used in	(41,834)	(31,348)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	10,000	—
Receipt of advances for and contributions in aid of construction	2,064	1,759
Refunds on advances for construction	(712)	(833)
Repayments of long-term debt	(109)	(103)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	—
Net change in intercompany borrowings	(84,000)	18,000
Dividends paid	(24,700)	(13,500)
Other financing activities	(808)	(1,088)
Net cash provided by	31,400	4,235

Net change in cash and cash equivalents	443	4,152
Cash and cash equivalents, beginning of period	370	525
Cash and cash equivalents, end of period	$813	$4,677

Non-cash transactions:
Accrued payables for investment in utility plant	$28,363	$32,439
Property installed by developers and conveyed	$364	$130

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVES”), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), and Fort Riley Utility Services, Inc. (“FRUS”)).  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries”. AWR, through its wholly owned subsidiaries, serves over one million people in nine states.
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 263,400 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to an initial 50-year firm fixed-price contracts with the U.S. government. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.
There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or the Military Utility Privatization Subsidiaries.
Basis of Presentation: The consolidated financial statements and notes hereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding common stock of the Military Utility Privatization Subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2022 filed with the SEC.
Related Party and Intercompany Transactions: As discussed below under Liquidity and Financing Plans, AWR currently borrows under a credit facility and provides funds to GSWC and ASUS in support of their operations.  Furthermore, GSWC, BVES and ASUS provide and/ or receive various support service to and from their parent, AWR, and among themselves. GSWC also allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. During the three months ended March 31, 2023 and 2022, GSWC allocated corporate office administrative and general costs to BVES of approximately $1.3 million and $794,000, respectively. During the three months ended March 31, 2023 and 2022, GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.5 million and $1.6 million, respectively.
In January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR for $10.0 million. GSWC used the proceeds from the issuance of equity to AWR and from the issuance of $130.0 million in unsecured long-term notes on January 13, 2023 to pay-off all intercompany borrowings from AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings it has from AWR within a 24-month period.

Liquidity and Financing Plans: AWR borrows under a revolving credit facility with a current borrowing capacity of $280.0 million and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements on terms that are similar to that of the credit facility. The interest rate charged to GSWC and ASUS is comparable to the interest rate AWR pays under the credit facility. AWR's credit agreement was set to expire on May 23, 2023. On May 8, 2023, the credit facility was amended to extend the maturity date by two-months to provide adequate time to put in place a new credit agreement. The amendment extends the maturity date of the existing credit agreement to July 23, 2023 or an earlier date on which the credit agreement is either terminated or cancelled when superseded by a new agreement. All intercompany borrowing agreements will expire concurrent with the expiration of AWR’s credit facility. Therefore, the outstanding borrowings under the credit facility of $175.5 million as of March 31, 2023 have been classified as current liabilities on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $168.0 million. Additionally, as of March 31, 2023, the $45.0 million of outstanding intercompany borrowings of GSWC from AWR have been classified as current liabilities on GSWC's Balance Sheet, also creating a negative working-capital condition for GSWC of $87.9 million. As of May 10, 2023, neither AWR nor GSWC have sufficient liquidity or capital resources to repay its credit facility or intercompany borrowings, respectively, without either extending its existing credit facility, entering into a new credit facility, or issuing new debt or equity.
AWR is confident and believes it is probable that it will be able to execute a new credit facility agreement with the needed borrowing capacities required to repay its existing credit facility and to run its operations given Registrant's ability to generate consistent cash flows, its A+ credit ratings, and its history in obtaining revolving credit facilities to meet its working-capital needs, as well as its history of successfully raising debt as recently done with GSWC's issuance of $130.0 million in unsecured long-term notes on January 13, 2023. In addition, management is considering a separate credit facility for GSWC to support its standalone water utility operations. Alternatively, AWR may enter into a new intercompany borrowing agreement with GSWC. Accordingly, management has concluded that Registrant will be able to satisfy its obligations, including those under its current credit facility, for at least the next twelve months from the issuance date of these financial statements. However, Registrant’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that Registrant will be successful in implementing its financing plans.
BVES has a separate $35.0 million revolving credit facility without a parent guaranty that matures on July 1, 2024. As of March 31, 2023, there was $25.0 million outstanding borrowing under this credit facility. Under the terms of the credit agreement, BVES has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Effective July 1, 2023, all new borrowings under this credit agreement will be based on the Secured Overnight Financing Rate ("SOFR"). BVES does not believe the change from LIBOR to a new benchmark rate such as SOFR will have a material impact on its financing costs.
COVID-19 Impact: AWR and its subsidiaries continue to monitor the guidance provided by federal, state, and local health authorities and other government officials. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended. Thus far, the COVID-19 pandemic has not had a material impact on ASUS's current operations.
During the first quarter of 2023, GSWC and BVES continue to incur some incremental costs in excess of their revenue requirements due to the lingering effects of the pandemic that are being tracked in COVID-19-related memorandum accounts and recorded as regulatory assets (Note 3).

Note 2 — Revenues
Most of Registrant’s revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities at GSWC and BVES. ASUS’s initial 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on the Registrant’s balance sheets.
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from contracts with the U.S. government. For the three months ended March 31, 2023 and 2022, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Water:
Tariff-based revenues	$100,541	$72,498
Surcharges (cost-recovery activities)	317	549
Other	737	518
Water revenues from contracts with customers	101,595	73,565
WRAM under/(over) collection (alternative revenue program)	11,117	341
Total water revenues (1)	112,712	73,906

Electric:
Tariff-based revenues	13,063	12,552
Surcharges (cost-recovery activities)	149	27
Electric revenues from contracts with customers	13,212	12,579
BRRAM under/(over) collection (alternative revenue program)	(308)	(687)
Total electric revenues	12,904	11,892

Contracted services:
Water	22,488	13,546
Wastewater	13,319	9,226
Contracted services revenues from contracts with customers	35,807	22,772

Total AWR revenues	$161,423	$108,570
(1) Water revenues for the three months ended March 31, 2023 includes approximately $30 million, which represents the impact of the retroactive new rates for the full year of 2022 as a result of a proposed decision issued by the CPUC in April 2023 on GSWC’s general rate case (Note 3).
The opening and closing balances of unbilled receivables, receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Unbilled receivables	$15,167	$10,125
Receivable from the U.S. government	$91,298	$85,456
Contract assets	$13,473	$14,982
Contract liabilities	$560	$903
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

Revenues for the three months ended March 31, 2023, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three months ended March 31, 2023 from performance obligations satisfied in previous periods were not material.
As of March 31, 2023, AWR’s aggregate remaining performance obligations, which are entirely for the contracted services segment, were $3.5 billion. AWR expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 32 to 45 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of costs from customers through the rate making process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the rate making process. At March 31, 2023, GSWC and BVES had approximately $77.6 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $75.2 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $2.3 million of regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iii) $6.7 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs including flowed-through deferred income taxes.
Regulatory assets represent costs incurred by GSWC and/or BVES for which they have received or expect to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVES consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVES’s assets are not recoverable in customer rates, the applicable utility must determine if it has suffered an asset impairment that requires it to write down the asset’s value. Regulatory assets are offset against regulatory liabilities within each rate making area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by rate making area. Regulatory liabilities, less regulatory assets, included in the consolidated balance sheets are as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$38,419	$—
Water revenue adjustment mechanism, net of the modified cost balancing account	29,069	31,803
COVID-19 memorandum account	3,540	3,478
Excess deferred income taxes	(71,418)	(71,870)
Flowed-through income taxes	447	(1,134)
Other regulatory assets	22,390	19,964
Other regulatory liabilities	(13,198)	(8,815)
Total GSWC	$9,249	$(26,574)
BVES
Derivative instrument memorandum account (Note 5)	(6,669)	(11,847)
Wildfire mitigation and other fire prevention related costs memorandum accounts	14,131	13,007
Other regulatory assets	9,480	7,965
Other regulatory liabilities	(8,565)	(8,005)
Total AWR	$17,626	$(25,454)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2022.
Pending Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case determines new water rates for the years 2022–2024. On April 13, 2023, GSWC received a proposed decision on this application from the assigned administrative law judge at the CPUC. Among other things, the proposed decision approves and adopts in its entirety the settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that had been filed with the CPUC in November 2021, and resolves all issues related to the 2022 annual revenue requirement in the general rate case application and allows for additional increases in adopted revenues for 2023. The new rates for 2022 and 2023 are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. As a result of receiving a proposed decision that approves the settlement agreement in its entirety, the impact of retroactive rates for the full year of 2022 and the estimated second-year rate increases for the three months ended March 31, 2023 have been reflected in the 2023 first quarter results as it became probable that the approved retroactive rates for the full year of 2022 and the first three months of 2023 would be permitted to be billed to customers in the future. GSWC expects to receive a final decision during the second quarter of 2023.
Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the three months ended March 31, 2023 were based on 2021 adopted rates, pending a final decision by the CPUC. GSWC has been authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the new 2022 and 2023 rates authorized by the CPUC. As of March 31, 2023, there is an aggregate cumulative amount of $38.4 million in the general rate case memorandum accounts that relates to water revenues recorded during the three months ended March 31, 2023, and which represent the difference between the 2021 adopted rates billed to customers and the rates authorized in the proposed decision for the full year of 2022 and the estimated increases for the period ended March 31, 2023. Additional increases in adopted revenues for 2023 are subject to an earnings test and changes to the forecasted inflationary index values. The best estimate of 2023 rate increases have been computed at this time using inflationary index values as of March 31, 2023. Actual increases for 2023 will be determined when the filings to implement the new rate increases are approved by the CPUC, and will be calculated using the inflationary index values at that time. GSWC will file for the 2023 increases once the CPUC approves the final decision. Once a final decision is issued by the CPUC, GSWC will also request recovery through a surcharge of the cumulative amounts included in the general rate case memorandum accounts.
Furthermore, the proposed decision addressed the three remaining unresolved issues related to GSWC's requests for: (i) a medical insurance cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC’s customer service areas. The proposed decision approved both balancing accounts and denied GSWC’s consolidation of its two customer service areas. The proposed decision also approved the recovery of previously incurred costs that were being tracked in other CPUC-authorized memorandum accounts. GSWC recorded the amounts tracked in the balancing and memorandum accounts that are being approved in the proposed decision, the net impact of which was not material to 2023 first quarter results.
Alternative-Revenue Programs:
GSWC currently records the difference between what it bills its water customers and what is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC.  The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding rate making area and bears interest at the current 90-day commercial-paper rate.
During the three months ended March 31, 2023, GSWC recorded net under-collections in the WRAM/MCBA accounts of approximately $9.5 million due to lower-than-adopted water usage and to reflect the authorized 2023 amounts. In addition, GSWC recorded a net reduction of $9.8 million of under-collection during the first quarter of 2023 to reflect the cumulative full-year impact of 2022 based on authorized 2022 amounts for both WRAM/MCBA accounts as a result of receiving the proposed water general rate case decision. Surcharges for the 2022 WRAM/ MCBA balance is expected to be requested after the final CPUC-decision is received on GSWC's general rate case. Surcharges and surcredits have been implemented for all pre-2022 WRAM/MCBA balances. As of March 31, 2023, GSWC had an aggregated regulatory asset of $29.1 million, which is comprised of a $28.9 million under-collection in the WRAM accounts and a $189,000 under-collection in the MCBA accounts.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of March 31, 2023, there were no material WRAM under-collections that were estimated to be collected over more than 24 months.
Cost of Capital Proceeding:
GSWC filed a cost of capital application in May 2021 currently pending CPUC approval. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. On May 9, 2023, GSWC received a proposed decision from the assigned administrative law judge at the CPUC on the cost of capital proceeding. Among other things, the proposed decision (i) adopts GSWC’s requested capital structure and cost of debt filed in the application; (ii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iii) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”); and (iv) adopts the new cost of capital for the three-year period commencing January 1, 2022, through December 31, 2024. Comments on the proposed decision are due on May 30. In March 2023, the CPUC issued a decision that approved an extension of the statutory deadline for a final decision in the cost of capital proceeding to August 10, 2023.
Based on management’s analysis of this regulatory proceeding and the associated accounting to date, for the three months ended March 31, 2023 and 2022, GSWC reduced revenues by $1.8 million, and $1.4 million, respectively, and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate, which relates to the impact of GSWC’s lower cost of debt requested in its application and adopted in the proposed decision. Also, an additional reduction to revenues of $1.1 million was recorded during the first quarter of 2023 to reflect the incremental impact of revenues subject to refund from the new 2022 rates in the proposed water general rate case decision that results from the lower cost of debt in the pending cost of capital proceeding. As of March 31, 2023, GSWC had an aggregated regulatory liability of $9.3 million for the estimated revenues subject to refund from the pending cost of capital proceeding. However, at this time, management cannot predict the ultimate outcome and any changes that may be made to the final decision in the cost of capital application, and the associated impact on 2022 and 2023 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
Furthermore, the proposed decision continues the WCCM for the years 2023 and 2024, which adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by 103 basis points from the benchmark, which triggers the WCCM adjustment. GSWC recognized revenues for the first quarter of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that is presently being billed to water customers pending a final decision in the cost of capital proceeding.
COVID-19 Emergency Memorandum Accounts:
The CPUC has authorized GSWC and BVES to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts. During the first quarter of 2023, GSWC and BVES incurred some incremental costs in excess of their revenue requirements due to the lingering effects of the pandemic that are being tracked in COVID-19-related memorandum accounts and recorded as regulatory assets, which GSWC and BVES intend to file with the CPUC for future recovery. As of March 31, 2023, GSWC and BVES had approximately $3.5 million and $500,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVES’s earnings. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended and no additional amounts will be included in these memorandum accounts.
The CPUC requires that amounts tracked in GSWC’s and BVES’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVES intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
The CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers have ended. As a result, service disconnections due to nonpayment from delinquent residential customers resumed in June 2022.
Other BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of March 31, 2023, BVES had approximately $9.3 million in incremental vegetation management costs recorded as a regulatory asset, which has been included in the new general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (“WMP”) to the CPUC for approval. The WMP must include a utility’s plans on constructing, maintaining and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In December 2022, the Office of Energy Infrastructure Safety under the California Natural Resources Agency approved BVES's 2022 WMP update. In February 2023, the CPUC ratified BVES’s current WMP. As of March 31, 2023, BVES has approximately $4.8 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery.

All capital expenditures and other costs incurred through March 31, 2023 as a result of BVES's WMPs are not currently in rates and have been filed for future recovery in BVES's general rate case application. These costs will be subject to review during BVES's general rate case proceeding.
2023 Winter Storm Other Regulatory Asset
BVES activated a catastrophic emergency memorandum account (“CEMA”) to track the incremental costs incurred in response to a severe winter storm that occurred during the first quarter of 2023, which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $810,000 were incurred and included in the CEMA account, which has been recorded as a regulatory asset as of March 31, 2023 for future recovery. The incremental costs included in the CEMA account will be subject to review and approval by the CPUC. CEMA accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in this CEMA account did not impact BVES’s earnings.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVES for which they have received or expect to receive rate recovery in the future. Registrant believes that these regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVES’s assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the regulatory asset to the amount that is probable of recovery.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income	$34,407	$14,162
Less: (a) Distributed earnings to common shareholders	14,695	13,485
Distributed earnings to participating securities	37	31
Undistributed earnings	19,675	646

(b) Undistributed earnings allocated to common shareholders	19,625	644
Undistributed earnings allocated to participating securities	50	2
Total income available to common shareholders, basic (a)+(b)	$34,320	$14,129

Weighted average Common Shares outstanding, basic	36,968	36,944
Basic earnings per Common Share	$0.93	$0.38
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and the non-employee directors stock plans, and net income. There were no options outstanding as of March 31, 2023 and 2022 under these plans. At March 31, 2023 and 2022, there were 106,817 and 96,586 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Registrant.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Common shareholders earnings, basic	$34,320	$14,129
Undistributed earnings for dilutive stock-based awards	50	2
Total common shareholders earnings, diluted	$34,370	$14,131

Weighted average common shares outstanding, basic	36,968	36,944
Stock-based compensation (1)	79	75
Weighted average common shares outstanding, diluted	37,047	37,019

Diluted earnings per Common Share	$0.93	$0.38

(1)   All of the 106,817 and 96,586 restricted stock units at March 31, 2023 and 2022, respectively, were included in the calculation of diluted EPS for the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023 and 2022, AWR issued 14,043 and 19,348 of common shares related to restricted stock units, respectively.
During the three months ended March 31, 2023 and 2022, AWR paid $883,000 and $1.2 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the three months ended March 31, 2023 and 2022, GSWC paid $808,000 and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2023, GSWC issued one Common Share to AWR for $10.0 million. Proceeds from the stock issuance were used to pay down a portion of intercompany borrowings owed to AWR.
During the three months ended March 31, 2023 and 2022, AWR paid quarterly dividends of approximately $14.7 million, or $0.3975 per share, and $13.5 million, or $0.365 per share, respectively. During the three months ended March 31, 2023 and 2022, GSWC paid dividends of $24.7 million and $13.5 million, respectively, to AWR during these periods.

Note 5 — Derivative Instruments
BVES has purchased power under long-term contracts at a fixed cost over three- and five-year terms depending on the amount of power and period during which the power is purchased under the contracts. These long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.
Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of March 31, 2023, there was a $6.7 million derivative asset with a corresponding regulatory liability in the derivative instrument memorandum account for the purchased power contract as a result of fixed prices being lower than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2023 was 184,979 megawatt hours.
The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. Under the accounting guidance, BVES has made fair value measurements that are classified and disclosed in one of the following three categories:
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
The following table presents changes in the fair value of the Level 3 derivatives for the three months ended March 31, 2023 and 2022. The change in fair value was due to the change in market energy prices during the three months ended March 31, 2023 and 2022.

	For The Three Months Ended March 31,
(dollars in thousands)	2023	2022
Fair value at beginning of the period	$11,847	$4,441
Unrealized (losses) gains on purchased power contracts	(5,178)	2,579
Fair value at end of the period	$6,669	$7,020
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $29.2 million as of March 31, 2023 and $27.5 million as of December 31, 2022. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in "Other Property and Investments" on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of March 31, 2023 and December 31, 2022 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$580,264	$564,605	$450,373	$424,151

	March 31, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$545,264	$530,671	$415,373	$391,198

__________________
(1) Excludes debt issuance costs of approximately $3.4 million as of March 31, 2023 and December 31, 2022.
(2) Excludes debt issuance costs of approximately $3.2 million as of March 31, 2023 and December 31, 2022.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 23.8% and 24.0% for the three months ended March 31, 2023 and 2022, respectively. GSWC’s ETR was 24.5% and 23.9% for the three months ended March 31, 2023 and 2022, respectively.
The AWR and GSWC ETRs differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and thus impact the ETR.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2023 and 2022 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$846	$1,480	$33	$33	$312	$298
Interest cost	2,513	1,844	25	16	411	256
Expected return on plan assets	(2,623)	(3,292)	(120)	(147)	—	—
Amortization of prior service cost	108	109	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(240)	(412)	(8)	145
Net periodic benefits costs under accounting standards	844	141	(302)	(510)	715	699
Regulatory adjustment - deferred cost	(92)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$752	$141	$(302)	$(510)	$715	$699

In 2023, Registrant expects to contribute approximately $3.0 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. GSWC’s actual pension expense was higher than the amounts included in water customer rates by $92,000 for the three months ended March 31, 2023. During the three months ended March 31, 2022, GSWC’s actual pension expense was lower than the amounts included in water customer rates. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As of March 31, 2023, GSWC and BVES had net over-collections in their two-way pension balancing accounts of $1,227,000 and $574,000, respectively, included as part of regulatory assets and liabilities (Note 3).
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
As of March 31, 2023, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.2 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2023, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will be approved in rate base by the CPUC.
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
Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, notes payable to bank, deferred taxes and intercompany note receivables with its subsidiaries.
All of GSWC’s and BVES’s business activities are conducted in California. Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Georgia, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia. Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations. Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR Parent. The utility plant balance are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS and property installed by developers and conveyed to GSWC and BVES.

	As Of And For The Three Months Ended March 31, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$112,712	$12,904	$35,807	$—	$161,423
Operating income (loss)	40,239	3,631	7,296	(1)	51,165
Interest expense, net	5,494	573	227	1,323	7,617
Net property, plant and equipment	1,638,031	125,093	17,337	—	1,780,461
Depreciation and amortization expense (1)	9,606	748	849	—	11,203
Income tax expense (benefit)	8,910	701	1,685	(544)	10,752
Capital additions	42,005	6,652	680	—	49,337

	As Of And For The Three Months Ended March 31, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$73,906	$11,892	$22,772	$—	$108,570
Operating income (loss)	16,999	3,598	3,770	(2)	24,365
Interest expense (income), net	5,145	113	(135)	200	5,323
Net property, plant and equipment	1,523,665	107,114	19,080	—	1,649,859
Depreciation and amortization expense (1)	8,545	654	915	—	10,114
Income tax expense (benefit)	2,689	952	944	(124)	4,461
Capital additions	31,465	3,468	237	—	35,170
(1)   Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $368,000 and $94,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, approximately $212,000 of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC proposed decision that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022.

The following table reconciles total net property, plant and equipment (a key figure for rate making) to total consolidated assets (in thousands):

	March 31,
	2023	2022
Total net property, plant and equipment	$1,780,461	$1,649,859
Other assets	279,911	264,073
Total consolidated assets	$2,060,372	$1,913,932

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVES, and ASUS and its subsidiaries), and AWR (parent) where applicable. The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”
Included in the following analysis is a discussion of AWR’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by AWR’s weighted average number of diluted common shares. Furthermore, the gains and losses generated on the investments held to fund one of the Company’s retirement plans during the three months ended March 31, 2023 and 2022 have been excluded when communicating the results to help facilitate comparisons of AWR’s performance from period to period. Also, the impact of retroactive new rates related to the full year 2022 recorded in the three months ended March 31, 2023 resulting from the proposed decision on the water general rate case has been excluded when communicating AWR’s consolidated and water segment’s results for the three months ended March 31, 2023 and 2022 to help facilitate comparisons of AWR’s performance from period to period. Diluted earnings per share by business segment and adjusted diluted earnings per share constitute “non-GAAP financial measures” under the Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants. All of these measures are derived from consolidated financial information of the Registrant, but are not presented in our financial statements that are prepared in accordance with GAAP.
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of First Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2022 filed with the SEC.
Water and Electric Segments:
GSWC’s and BVES’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVES customers are determined by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. GSWC and BVES plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
Pending General Rate Case Filings and Other Matters:
Water General Rate Case for the Years 2022–2024:
In July 2020, GSWC filed a general rate case application for all of its water regions and its general office. This general rate case determines new water rates for the years 2022 – 2024. On April 13, 2023, GSWC received a proposed decision from the assigned administrative law judge at the CPUC on GSWC's water general rate case with rates retroactive to January 1, 2022. Among other items, the proposed decision approves and adopts in its entirety the settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that had been filed with the CPUC in November 2021, and resolves all issues related to the 2022 annual revenue requirement in the general rate case application and allows for additional increases in adopted revenues for 2023. The new rates for 2022 and 2023 are effective and retroactive to January 1, 2022 and 2023, respectively. As a result of receiving a proposed decision that approves the settlement agreement in its entirety, the impact of retroactive new rates for the full year of 2022 and the estimated second-year rate increases for the three months ended March 31, 2023 have been reflected in the 2023 first quarter results as it became probable that the approved retroactive rates for the full year of 2022 and first three months of 2023 would be permitted to be billed to customers in the future. GSWC expects to receive a final decision during the second quarter of 2023.
The settlement agreement approved in the proposed decision (i) authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle (excluding advice letter projects); (ii) increases the 2022 adopted revenues (excluding the advice letter project revenues) by approximately $30.3 million, or $0.59 per share, as compared to the 2021 adopted revenues, and increases the 2022 adopted supply costs by $9.6 million, or $0.19 per share, as compared to the 2021 adopted supply costs, which combined is an increase of $0.40 per share; (iii) adopts new operating expense levels for 2022 including a higher depreciation expense resulting from overall higher composite depreciation rates based on a new depreciation study adopted in the proposed decision; and (iv) allows for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values.
Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the three months ended March 31, 2023 were based on 2021 adopted rates, pending a final decision by the CPUC. As a result of receiving a proposed decision that approves the settlement agreement in its entirety, the impact of retroactive new rates for the full year of 2022 of $0.36 per share has been reflected in the 2023 first quarter results and included primarily (i) the increase in 2022’s adopted revenues and supply costs that is consistent with the settlement agreement, or $0.40 per share as discussed above; (ii) a reduction to revenues of $1.1 million, or $0.02 per share, to reflect the incremental impact of revenues subject to refund from the new 2022 rates as a result of the lower cost of debt in the pending cost of capital proceeding; and (iii) higher overall depreciation expense for 2022 of approximately $790,000, or $0.02 per share, resulting from updated composite depreciation rates adopted in the proposed decision and which are reflected in the 2022 adopted revenue requirement.
The estimated second-year increases for 2023 have also been reflected in the 2023 first quarter results for the three months ended March 31, 2023. This included increases in revenues of approximately $8.7 million, or $0.17 per share, compared to the adopted 2021 rates currently being billed, and increases in supply costs of approximately $1.6 million, or $0.03 per share, which combined is an increase of $0.14 per share for the three months ended March 31, 2023. The best estimate of 2023 rates have been computed at this time using inflationary index values as of March 31, 2023. Actual increases for 2023 will be determined when the filings to implement the new rate increases are approved by the CPUC, and will be calculated using the inflationary index values at that time. GSWC will file for the 2023 increases once the CPUC approves the final decision.
As of March 31, 2023, there is an aggregate cumulative amount of $38.4 million in CPUC-approved general rate case memorandum accounts that relates to water revenues recorded during the three months ended March 31, 2023, and which represent the difference between the 2021 adopted rates billed to customers and the rates authorized in the proposed decision for the full year of 2022 and estimated increases for the three months ended March 31, 2023. Once a final decision is issued by the CPUC, GSWC will request recovery through a surcharge of the cumulative amounts included in the general rate case memorandum accounts.
Furthermore, the proposed decision addressed the three remaining unresolved issues related to GSWC’s requests for: (i) a medical insurance cost balancing account, (ii) a general liability insurance cost balancing account, and (iii) the consolidation of two of GSWC’s customer service areas. The proposed decision approved both balancing accounts and denied GSWC’s consolidation of its two customer service areas. The proposed decision also approved the recovery of previously incurred costs that were being tracked in other CPUC-authorized memorandum accounts. As a result, GSWC recorded the cumulative amounts tracked in these balancing and memorandum accounts that are being approved in the proposed decision, the net impact of which was not material to 2023 first quarter results.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021 currently pending final approval, which requested a capital structure of 57% equity and 43% debt, a return on equity of 10.5%, an embedded cost of debt of 5.1%, and a return on rate base of 8.18%. Hearings on this proceeding occurred in May 2022 and briefs were filed in June 2022. On May 9, 2023, GSWC received a proposed decision from the assigned administrative law judge at the CPUC on the cost of capital proceeding. Among other things, the proposed decision (i) adopts GSWC’s requested capital structure and cost of debt filed in the application; (ii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iii) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”); and (iv) adopts the new cost of capital for the three-year period commencing January 1, 2022, through December 31, 2024. Comments on the proposed decision are due on May 30. In March 2023, the CPUC issued a decision that approved an extension of the statutory deadline for a final decision in the cost of capital proceeding to August 10, 2023.
The 5.1% cost of debt adopted in the proposed decision is lower than the previously authorized amount of 6.6%. The new cost of debt is expected to lower 2023 and 2022 adopted water revenues by approximately $8.2 million, or $0.16 per share, and $7.5 million, or $0.15 per share, respectively, as compared to 2021 adopted water revenues at the currently authorized cost of debt of 6.6% that is presently being billed to water customers until a final decision is issued in this proceeding. Based on management's analysis of this regulatory proceeding and the associated accounting in 2022 and through March 31, 2023, GSWC has reduced revenues and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt adopted in the proposed decision. For the three months ended March 31, 2023 and 2022, GSWC reduced revenues by $1.8 million and $1.4 million, respectively, that are subject to refund. Furthermore, an additional reduction to revenues of $1.1 million, or $0.02 per share, related to the full year of 2022 was recorded during the first quarter of 2023 to reflect the incremental impact of revenues subject to refund from the new 2022 rates approved in the proposed water general rate case decision. As of March 31, 2023, GSWC had a cumulative regulatory liability of $9.3 million for the estimated revenues subject to refund from the pending cost of capital proceeding covering the period January 1, 2022 through March 31, 2023. However, management cannot predict the ultimate outcome and any changes that may be made to the final decision in the cost of capital application, and the associated impact on 2023 and 2022 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
Furthermore, the proposed decision continues the WCCM for the years 2023 and 2024, which adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by 103 basis points from the benchmark, which triggers the WCCM adjustment. GSWC recognized revenues for the first quarter of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that is presently being billed to water customers pending a final decision in the cost of capital proceeding.
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
The August 2020 decision provides that the WRAM and MCBA for GSWC would be discontinued after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of the WRAM in their next general rate case. With the passage of SB 1469, GSWC will be able to request the continued use of the WRAM in its next general rate case to be filed in 2023 that will establish new rates for the years 2025 – 2027. GSWC’s request to continue using the WRAM in its next general rate case will be subject to CPUC approval.
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on the discontinuation of the WRAM and MCBA, which the CPUC denied in September 2021. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court (“Court”) to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court ordered GSWC, along with the other IOWUs and CWA, to file opening briefs, which were filed on September 1, 2022. The CPUC’s answer to the opening brief was originally due on November 15, 2022 and reply briefs were due on December 15, 2022. However, as a result of SB 1469, in October 2022 the CPUC filed a motion to dismiss the IOWUs and CWA’s petition with the Court, and also requested that the Court suspend the proceeding schedule until it rules on the motion to dismiss. The Court granted the CPUC’s request to suspend the proceeding schedule until it ruled on the motion to dismiss. In November 2022, the Court denied the motion to dismiss resulting in the CPUC filing their answer brief on December 9, 2022 and reply briefs were filed on January 13, 2023. There is no timeline for the Court to complete their review. At this time, management cannot predict the final outcome of this matter.
Electric General Rate Case for the years 2023–2026:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. In December 2022, a pre-hearing conference was held to discuss the scope of issues and schedule for the proceeding. In February 2023, a scoping memo and ruling that set the final schedule and scope of issues in BVES’s general rate case proceeding was issued by the CPUC. Based on the schedule, a proposed decision is expected in the fourth quarter of 2023. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023.
Among other things, BVES requested (i) capital budgets of approximately $62.0 million for the four-year rate cycle, and another $6.2 million for a large line replacement capital project to be filed for revenue recovery through an advice letter when the project is completed, and (ii) a capital structure for BVES of 61.8% equity and 38.2% debt, a return on equity of 11.25%, an embedded cost of debt of 5.51%, and a return on rate base of 9.05%. Furthermore, included in the general rate case application is a request for recovery of all capital expenditures and other costs incurred over the last few years in connection with BVES’s wildfire mitigation plans that are currently not in customer rates. These costs will be subject to review by the CPUC during the general rate case proceeding.

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
During 2023, GSWC and BVES incurred some incremental costs in excess of their revenue requirements due to the lingering effects of the pandemic that are being tracked in COVID-19-related memorandum accounts and recorded as regulatory assets. The CPUC has authorized GSWC and BVES to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVES intend to file with the CPUC for future recovery. As of March 31, 2023, GSWC and BVES had approximately $3.5 million and $500,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-type memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVES’s earnings.
The CPUC requires that amounts tracked in GSWC’s and BVES’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. After these offsets are made, GSWC will file with the CPUC for recovery of the remaining balance. BVES intends to include the remaining balance in its COVID-19 memorandum account for recovery once all alternative sources of funding have been exhausted and credited to eligible customer accounts.
On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended and no additional amounts will be included in these memorandum accounts.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2023	3/31/2022	CHANGE
Water, adjusted (2023 excludes the impact of retroactive rates related to 2022 from the CPUC proposed decision in the general rate case)	$0.38	$0.23	$0.15
Electric	0.06	0.07	(0.01)
Contracted services	0.15	0.08	0.07
AWR (parent)	(0.02)	—	(0.02)
Consolidated diluted earnings per share, as adjusted	0.57	0.38	0.19
Impact of retroactive rates related to the full year of 2022 from the proposed decision in the water general rate case (approximately $0.08 per share relates to first quarter of 2022)	0.36	—	0.36
Consolidated diluted earnings per share, as recorded	$0.93	$0.38	$0.55
For the three months ended March 31, 2023, AWR’s recorded consolidated diluted earnings were $0.93 per share, as compared to $0.38 per share for the same period in 2022, an increase of $0.55 per share, which includes the impact of retroactive new rates related to the full 2022 year of $0.36 per share that was recorded in the first quarter 2023 as a result of receiving the proposed decision in April 2023 on the water general rate case. The impact of retroactive rates related to the full year of 2022 is shown separately in the table above and included primarily: (i) the increase in 2022’s adopted revenues and supply costs that is consistent with the settlement agreement, or $0.40 per share as previously discussed; (ii) a reduction to revenues of $1.1 million, or $0.02 per share, to reflect the incremental impact of revenues subject to refund from the new 2022 rates as a result of the lower cost of debt in the pending cost of capital proceeding; and (iii) higher overall depreciation expense for 2022 of approximately $790,000, or $0.02 per share, resulting from higher composite depreciation rates adopted in the proposed decision and which are reflected in the 2022 adopted revenue requirement.
Excluding the impact of retroactive rates related to the full 2022 year of $0.36 per share that was recorded in the first quarter of 2023 and is shown on a separate line in the table above, adjusted consolidated diluted earnings for the three months ended March 31, 2023 were $0.57 per share. The proposed decision on the water general rate case set new rates for 2022 and 2023, retroactive to January 1, 2022 and January 1, 2023, respectively, and cumulative adjustments were recorded in the first quarter of 2023 to reflect the impact of retroactive rates to the full year 2022 and the three months ended March 31, 2023.
Also included in the results for the first quarter ended March 31, 2023 were gains totaling $1.6 million, or approximately $0.03 per share, on investments held to fund one of the Company’s retirement plans, as compared to losses of $1.7 million, or approximately $0.03 per share, for the same period in 2022, both due to financial market conditions. Excluding the gains and losses on investments from both periods, and excluding the impact of retroactive rates related to the full year of 2022 of $0.36 per share recorded in the three months ended March 31, 2023, adjusted consolidated diluted earnings for the first quarter of 2023 were $0.54 per share as compared to adjusted diluted earnings of $0.41 per share for the same period in 2022, an adjusted increase of $0.13 per share largely due to the 2023 estimated second-year rate increases recorded as a result of receiving a proposed decision in GSWC’s general rate case proceeding.
The following is a computation and reconciliation of recorded diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended March 31, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q1 2023	Q1 2022	Q1 2023	Q1 2022	Q1 2023	Q1 2022	Q1 2023	Q1 2022	Q1 2023	Q1 2022
Operating income (loss) (Note 10)	$40,239	$16,999	$3,631	$3,598	$7,296	$3,770	$(1)	$(2)	$51,165	$24,365
Other (income) and expense	3,866	5,743	560	(30)	257	(171)	1,323	200	6,006	5,742
Income tax expense (benefit)	8,910	2,689	701	952	1,685	944	(544)	(124)	10,752	4,461
Net income (loss)	$27,463	$8,567	$2,370	$2,676	$5,354	$2,997	$(780)	$(78)	$34,407	$14,162
Weighted Average Number of Diluted Shares	37,047	37,019	37,047	37,019	37,047	37,019	37,047	37,019	37,047	37,019
Diluted earnings per share	$0.74	$0.23	$0.06	$0.07	$0.15	$0.08	$(0.02)	$—	$0.93	$0.38

Water Segment:
For the three months ended March 31, 2023, recorded diluted earnings from the water utility segment were $0.74 per share, as compared to $0.23 per share for the same period in 2022, an increase of $0.51 per share, which includes (i) the impact of retroactive new rates for the full year of 2022 of $0.36 per share that was recorded in the first quarter 2023 and is shown separately in the table above, and (ii) gains totaling $1.6 million, or approximately $0.03 per share, incurred during the first quarter of 2023 on investments held to fund one of the Company’s retirement plans, as compared to losses of $1.7 million, or approximately $0.03 per share, recorded for the same period in 2022.
Excluding the gains and losses on investments from both periods, and excluding the impact of retroactive rates related to the full year of 2022 recorded in the first quarter of 2023, adjusted diluted earnings for the first quarter of 2023 at the water segment were $0.35 per share as compared to adjusted diluted earnings of $0.26 per share for the same period in 2022, an adjusted increase at the water segment of $0.09 per share due primarily to the following items:
•An increase in water operating revenues of approximately $9.0 million largely as a result of the estimated second-year rate increases for 2023 that will be effective as of January 1, 2023 and have been reflected in the 2023 first quarter results. Approved 2023 rates will be subject to an earnings test and changes to inflationary index values. Because water revenues recorded during the three months ended March 31, 2022 were based on 2021 adopted rates, the increase in water revenues during the first quarter of 2023 represents the difference from the 2021 adopted rates and the 2023 estimated second-year rate increases for the three months period ended March 31, 2023.
•An increase in water supply costs of $1.6 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the first quarter of 2023 were based on 2023 authorized amounts, pending a final decision by the CPUC in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $1.3 million (excluding supply costs) mainly due to increases in (i) overall labor costs, (ii) other operation expenses resulting primarily from higher water treatment and transportation costs, (iii) administrative and general expenses largely from higher employee-related expenses and outside-service costs, and (iv) depreciation and amortization expenses resulting from additions to utility plant and the higher composite depreciation rates based on a revised depreciation study approved in the proposed decision on the water general rate case.
•An increase in interest expense (net of interest income) of $1.1 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditures program at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded resulting, in large part, from the proposed decision on the water general rate case.
•An overall increase in other expenses (net of other income) of $1.1 million due primarily to an increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through taxes and permanent items included in GSWC’s income tax expense for the three months ended March 31, 2023 as compared to the same period in 2022 that favorably impacted water earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment decreased by $0.01 per share for the three months ended March 31, 2023 as compared to the same period in 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased by $0.07 per share for the three months ended March 31, 2023 as compared to the same period in 2022, largely due to an increase in construction activity due to timing differences of when construction work was performed in 2023 as compared to the same period in 2022, and an increase in management fee revenue resulting from the resolution of various economic price adjustments, partially offset by higher overall operating expenses and interest costs as compared to the same period of 2022. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2023 year.
AWR (Parent):
For the three months ended March 31, 2023, diluted earnings from AWR (parent) decreased $0.02 per share compared to the same period in 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates on borrowings made under AWR’s revolving credit facility, as well as changes in state unitary taxes.

The following discussion and analysis for the three months ended March 31, 2023 and 2022 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$112,712	$73,906	$38,806	52.5%
Electric	12,904	11,892	1,012	8.5%
Contracted services	35,807	22,772	13,035	57.2%
Total operating revenues	161,423	108,570	52,853	48.7%

OPERATING EXPENSES
Water purchased	14,304	17,848	(3,544)	(19.9)%
Power purchased for pumping	2,354	2,374	(20)	(0.8)%
Groundwater production assessment	3,833	4,211	(378)	(9.0)%
Power purchased for resale	4,986	5,166	(180)	(3.5)%
Supply cost balancing accounts	11,566	(6,343)	17,909	*
Other operation	10,116	8,667	1,449	16.7%
Administrative and general	23,547	22,972	575	2.5%
Depreciation and amortization	11,203	10,114	1,089	10.8%
Maintenance	3,150	3,140	10	0.3%
Property and other taxes	6,295	5,853	442	7.6%
ASUS construction	18,904	10,203	8,701	85.3%
Total operating expenses	110,258	84,205	26,053	30.9%

OPERATING INCOME	51,165	24,365	26,800	110.0%

OTHER INCOME AND EXPENSES
Interest expense	(9,481)	(5,606)	(3,875)	69.1%
Interest income	1,864	283	1,581	558.7%
Other, net	1,611	(419)	2,030	*
	(6,006)	(5,742)	(264)	4.6%

INCOME BEFORE INCOME TAX EXPENSE	45,159	18,623	26,536	142.5%

Income tax expense	10,752	4,461	6,291	141.0%

NET INCOME	$34,407	$14,162	$20,245	143.0%

Basic earnings per Common Share	$0.93	$0.38	$0.55	144.7%

Fully diluted earnings per Common Share	$0.93	$0.38	$0.55	144.7%
* not meaningful

Operating Revenues:
General
GSWC and BVES rely upon approvals by the CPUC for rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings may be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended March 31, 2023, revenues from water operations increased by $38.8 million to $112.7 million as compared to the same period in 2022. The increase in water revenues was largely as a result of receiving in April 2023 a proposed decision in the pending general rate case application. As a result of receiving a proposed decision that approves the November 2021 settlement agreement in its entirety, the impact of retroactive new adopted rates for the full year of 2022 of $30.3 million and the estimated 2023 revenue increases for the three months ended March 31, 2023 of $8.7 million were recorded during the first quarter of 2023.
Billed water consumption for the first quarter of 2023 was lower by approximately 17% as compared to the same period in 2022 due primarily to above average rainfall in California in the first quarter of 2023 compared to the same period in 2022, which was the driest on record for this three month period. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended March 31, 2023 increased by $1.0 million to $12.9 million due, in large part, to the proposed decision issued in the water general rate case proceeding that updates the costs allocated from the general corporate office to the electric segment. The proposed decision authorizes an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment, as discussed later, also includes a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. There was also an increase in electric revenues from an advice letter filing related to a completed capital project.
Electric usage for the first quarter of 2023 was lower by 2.5% as compared to the same period in 2022. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended March 31, 2023, revenues from contracted services increased $13.0 million to $35.8 million as compared to $22.8 million for the same period in 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to the same period of 2022.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During the three months ended March 31, 2023, ASUS has been awarded approximately $4.6 million in new construction projects for completion in 2023 through 2025. This is in addition to $34.4 million of new construction projects awarded in 2022, which are being completed from late 2022 through 2025. Earnings and cash flows from modifications to the initial 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 33.6% and 27.6% of total operating expenses for the three months ended March 31, 2023 and 2022, respectively.

Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The actual percentages of purchased water for the three months ended March 31, 2023 and 2022 were approximately 42% and 48%, respectively, as compared to the authorized adopted percentages of 38% and 30% for the three months ended March 31, 2023 and 2022, respectively.
Under the current CPUC-approved Modified Cost Balancing Account (“MCBA”), GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water rate making area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended March 31, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water purchased	$14,304	$17,848	$(3,544)	-19.9%
Power purchased for pumping	2,354	2,374	(20)	-0.8%
Groundwater production assessment	3,833	4,211	(378)	-9.0%
Water supply cost balancing accounts *	12,625	(5,067)	17,692	**
Total water supply costs	$33,116	$19,366	$13,750	71.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $11,566,000 and $(6,343,000) for the three months ended March 31, 2023 and 2022, respectively.
** not meaningful
Purchased water costs for the first quarter of 2023 decreased to $14.3 million as compared to $17.8 million for the same period in 2022 primarily due to decreases in water consumption and production that was driven by above-average rainfall in 2023 and drought conditions experienced in 2022 that resulted in related water use restrictions, as well as a lower mix of purchased water compared to the same period in 2022, all partially offset by increases in wholesale water costs. Groundwater production assessments decreased largely due to a decrease in water consumption and production compared to the three months ended March 31, 2022 due primarily to above-average rainfall in 2023.
For the three months ended March 31, 2023, the water supply cost balancing account had a $12.6 million over-collection as compared to a $5.1 million under-collection during the same period in 2022. The increase in the over-collection was primarily due to updated adopted supply costs from the proposed decision received in April 2023 in the water general rate case proceeding. This increase includes largely the full year impact of 2022 to reflect new adopted supply costs retroactive to January 1, 2022, with a corresponding and offsetting increase in adopted water revenues, resulting in no impact to earnings.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended March 31, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Power purchased for resale	$4,986	$5,166	$(180)	-3.5%
Electric supply cost balancing account *	(1,059)	(1,276)	217	-17.0%
Total electric supply costs	$3,927	$3,890	$37	1.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $11,566,000 and $(6,343,000) for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023, the cost of power purchased for resale to BVES’s electric customers decreased by $180,000 to $5.0 million as compared to $5.2 million during the same period in 2022 due to a decrease in customer usage and lower average prices per megawatt-hour that include all fixed costs. The average price per megawatt-hour, including fixed costs, decreased from $141.21 for the three months ended March 31, 2022 to $94.73 for the same period in 2023. The decrease in average price per megawatt-hour resulted in a decrease in the under-collection in the electric supply cost balancing account, which decreased by $217,000 as compared to the three months ended March 31, 2022.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended March 31, 2023 and 2022, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$7,271	$6,354	$917	14.4%
Electric Services	1,059	876	183	20.9%
Contracted Services	1,786	1,437	349	24.3%
Total other operation	$10,116	$8,667	$1,449	16.7%
For the three months ended March 31, 2023, the increase in other operation expenses at the water segment was due primarily to higher operation-related labor, water treatment, and vehicle and equipment costs. As a result of receiving the proposed decision in the water general rate case, the increase at the water segment also included a cumulative depreciation adjustment for 2022 of $212,000 on GSWC’s transportation equipment, which is recorded in other operation expenses.
The increase in electric segment was due primarily to operation-related labor and transportation expense. The increase at the contracted services segment was due primarily to higher operation-related labor and outside services. Transportation costs were higher due, in part, to increases in fuel and maintenance costs compared to the same period in 2022.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$15,381	$15,596	$(215)	(1.4)%
Electric Services	2,673	2,166	507	23.4%
Contracted Services	5,492	5,208	284	5.5%
AWR (parent)	1	2	(1)	(50.0)%
Total administrative and general	$23,547	$22,972	$575	2.5%
Administrative and general expenses decreased for the water segment due, in large part, to a reduction of approximately $447,000 to reflect the April 2023 proposed decision on the water general rate case for recovery of previously incurred costs that were tracked in CPUC-authorized memorandum accounts. This was offset by an increase in outside-service costs, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Administrative and general expenses increased at the electric segment primarily due to an increase in costs allocated from the general corporate office as a result of the allocation ratio update authorized in the proposed decision on the water general rate case. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment mainly due to higher labor and outside services.

Depreciation and Amortization
For the three months ended March 31, 2023 and 2022, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$9,606	$8,545	$1,061	12.4%
Electric Services	748	654	94	14.4%
Contracted Services	849	915	(66)	(7.2)%
Total depreciation and amortization	$11,203	$10,114	$1,089	10.8%
The water general rate case proposed decision issued in April 2023 approves overall higher composite depreciation rates based on a revised depreciation study. The increase in composite depreciation rates increases the adopted water revenue requirement, with a corresponding increase in adopted depreciation expense, resulting in no impact to net earnings. Therefore, the overall increase in depreciation and amortization expenses at the water segment included the retroactive impact for the full year of 2022 of approximately $576,000. There was also an increase in depreciation at the water and electric segments due to additions to utility plant and other fixed assets since the first quarter of 2022.
Maintenance
For the three months ended March 31, 2023 and 2022, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$1,960	$2,156	$(196)	(9.1)%
Electric Services	321	250	71	28.4%
Contracted Services	869	734	135	18.4%
Total maintenance	$3,150	$3,140	$10	0.3%
Maintenance expense decreased for the water segment due, in part, to a reduction of approximately $98,000 to reflect the April 2023 proposed decision on the water general rate case for recovery of previously incurred costs that were tracked in CPUC-authorized memorandum accounts. Maintenance expense also decreased at the water segment due to timing of maintenance activities compared to the same period in 2022.
Maintenance expense increased at the electric and contracted services segments due to higher maintenance planned and unplanned activities as compared to the same period in 2022.
Property and Other Taxes
For the three months ended March 31, 2023 and 2022, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$5,139	$4,890	$249	5.1%
Electric Services	545	458	87	19.0%
Contracted Services	611	505	106	21.0%
Total property and other taxes	$6,295	$5,853	$442	7.6%
The increase to property and other taxes was primarily attributed to an increase in franchise fees at the water segment resulting from higher water revenues recognized in 2023 compared to 2022.
ASUS Construction
For the three months ended March 31, 2023, construction expenses for contracted services were $18.9 million, increasing $8.7 million compared to the same period in 2022 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2023 as compared to the same period of 2022.

Interest Expense
For the three months ended March 31, 2023 and 2022, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$6,922	$5,236	$1,686	32.2%
Electric Services	834	112	722	644.6%
Contracted Services	416	62	354	571.0%
AWR (parent)	1,309	196	1,113	567.9%
Total interest expense	$9,481	$5,606	$3,875	69.1%
AWR’s borrowings consist of bank debt under revolving credit facilities and long-term debt issuances at GSWC and BVES. Consolidated interest expense increased as compared to the same period in 2022 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates both short- and long-term. On January 13, 2023, GSWC issued $130.0 million unsecured private-placement notes consisting of: $100.0 million in aggregate notes at a coupon rate of 5.12% due January 31, 2033, and $30.0 million in aggregate notes at a coupon rate of 5.22% due January 31, 2038. In April 2022, BVES issued $35.0 million in unsecured private-placement notes consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.
Interest Income
For the three months ended March 31, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$1,428	$91	$1,337	*
Electric Services	261	(1)	262	*
Contracted Services	189	197	(8)	(4.1)%
AWR (parent)	(14)	(4)	(10)	*
Total interest income	$1,864	$283	$1,581	*
*not meaningful
For the three months ended March 31, 2023, overall interest income increased by $1.6 million as compared to the same period in 2022 due primarily to higher interest income earned on regulatory assets at the water segment bearing interest at the current 90-day commercial-paper rate, which have increased compared to 2022’s rates, as well as an overall increase in recorded regulatory assets as a result of the proposed decision in the water general rate case received in April 2023.
Other Income and (Expense), net
For the three months ended March 31, 2023 and 2022, other income and (expense), net by business segment, consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$1,628	$(598)	$2,226	*
Electric Services	13	143	(130)	(90.9)%
Contracted Services	(30)	36	(66)	*
Total other income and (expense), net	$1,611	$(419)	$2,030	*
* not meaningful
For the three months ended March 31, 2023, other income (net of other expense) increased mostly as a result of gains of $1.6 million recorded on investments held to fund one of the Company’s retirement plans, as compared to losses of $1.7 million generated during the same period in 2022, both due to financial market conditions. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the three months ended March 31, 2023 and 2022, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ CHANGE	% CHANGE
Water Services	$8,910	$2,689	$6,221	231.3%
Electric Services	701	952	(251)	(26.4)%
Contracted Services	1,685	944	741	78.5%
AWR (parent)	(544)	(124)	(420)	338.7%
Total income tax expense	$10,752	$4,461	$6,291	141.0%
Consolidated income tax expense for the three months ended March 31, 2023 increased by $6.3 million primarily due to an increase in pretax income as compared to the same period in 2022, partially offset by a decrease in the consolidated effective income tax rate (“ETR”). AWR’s ETR was 23.8% and 24.0% for the three months ended March 31, 2023 and 2022, respectively. GSWC’s ETR was 24.5% and 23.9% for the three months ended March 31, 2023 and 2022, respectively. GSWC’s income tax expense was affected by net changes in certain flowed-through and permanent items. The increase in the tax benefit recorded at AWR (parent) during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in pretax loss at AWR (parent) resulting from higher interest expense, as well as changes in state unitary taxes.
For a comparison of the financial results for the first quarter of 2022 to 2021, see “Consolidated Results of Operations-Three Months Ended March 31, 2022 and March 31, 2021” in Registrant’s Form 10-Q for the period ended March 31, 2022 filed with the SEC.

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
The critical accounting policies used in the preparation of Registrant’s financial statements that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and as market interest rates increase. In addition, as the capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform enacted in 2017, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVES will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $658.3 million was available for GSWC to pay dividends to AWR on March 31, 2023. Approximately $67.2 million was available for BVES to pay dividends to AWR as of March 31, 2023. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
AWR currently borrows under a revolving credit facility with a current borrowing capacity of $280.0 million and provides funds to GSWC and ASUS in support of their operations through intercompany borrowing agreements on terms that are similar to that of the credit facility. The interest rate charged to GSWC and ASUS is comparable to the interest rate AWR pays under the credit facility.  AWR’s credit agreement was set to expire on May 23, 2023. On May 8, 2023, the credit facility was amended to extend the maturity date by two-months to provide adequate time to put in place a new credit agreement. The amendment extends the maturity date of the existing credit agreement to July 23, 2023 or an earlier date on which the credit agreement is either terminated or cancelled when superseded by a new agreement. All intercompany borrowing agreements will expire concurrent with the expiration of AWR’s credit facility. Therefore, the outstanding borrowings under the credit facility of $175.5 million as of March 31, 2023 have been classified as current liabilities on AWR’s Consolidated Balance Sheet, thus creating a negative working-capital condition for AWR of $168.0 million. Additionally, as of March 31, 2023, the $45.0 million of outstanding intercompany borrowings of GSWC from AWR have been classified as current liabilities on GSWC's Balance Sheet, also creating a negative working-capital condition for GSWC of $87.9 million. As of May 10, 2023, neither AWR nor GSWC have sufficient liquidity or capital resources to repay its credit facility or intercompany borrowings, respectively, without either extending its existing credit facility, entering into a new credit facility, or issuing new debt or equity.
AWR is confident and believes it is probable that it will be able to execute a new credit facility agreement with the needed borrowing capacities required to repay its existing credit facility and to run its operations given Registrant's ability to generate consistent cash flows, its A+ credit ratings, and its history in obtaining revolving credit facilities to meet its working-capital needs, as well as its history of successfully raising debt as recently done with GSWC’s issuance of $130 million in unsecured long-term notes on January 13, 2023. In addition, management is considering a separate credit facility for GSWC to support its standalone water utility operations. Alternatively, AWR may enter into a new intercompany borrowing agreement with GSWC. Accordingly, management has concluded that Registrant will be able to satisfy its obligations, including those under its current credit facility, for at least the next twelve months from the issuance date of these financial statements. However, Registrant’s ability to access the capital markets or to otherwise obtain sufficient financing may be affected by future conditions and, accordingly, no assurances can be made that Registrant will be successful in implementing its financing plans.

BVES has a separate $35.0 million revolving credit facility without a parent guaranty that matures on July 1, 2024. As of March 31, 2023, there were $25.0 million of outstanding borrowings under this facility. Under the terms of the credit agreement, BVES has the option to increase the facility by an additional $15.0 million, subject to lender approval. Interest rates under this facility are currently based on LIBOR. Effective July 1, 2023, all new borrowings under this credit agreement will be based on SOFR. BVES does not believe the change from LIBOR to a new benchmark rate such as SOFR will have a material impact on its financing costs.
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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On May 8, 2023, AWR’s Board of Directors approved a second quarter dividend of $0.3975 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 1, 2023 to shareholders of record at the close of business on May 19, 2023. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 68 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR has achieved a 9.2% compound annual growth rate in its annual dividend payments from 2012 – 2022. AWR’s current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $7.0 million for the three months ended March 31, 2023 as compared to $38.0 million for the same period in 2022. During the first quarter of 2022, GSWC and BVES received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. There were no relief funds received during the first quarter of 2023.
The decrease in operating cash flows was also due to a 17% decrease in billed water consumption, as well as the continued delay in receiving the water general rate case final decision as billed water revenues in 2022 and 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise due to inflation. On April 13, 2023, GSWC received a proposed decision on its water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. A final decision by the CPUC is expected during the second quarter of 2023. Once a final decision is received, GSWC will request recovery through a surcharge of all revenues accumulated since 2022 with retroactive new rates, and will also file for the 2023 second-year rate increases. Furthermore, decreases in operating cash flows was also due to differences in the timing of vendor payments, and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-

related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $49.2 million for the three months ended March 31, 2023 as compared to $35.0 million for the same period in 2022, which is mostly related to capital expenditures at the regulated utilities for both periods. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2023, the regulated utilities’ company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply-chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the issuance and repayment of long-term debt and notes payable to banks, and (ii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $38.3 million for the three months ended March 31, 2023 as compared to $2.2 million during the same period in 2022. The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support operations affected by a significant decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at the regulated utilities. In January 2023, GSWC issued $130.0 million of unsecured private-placement notes and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which in turn used the proceeds to pay down outstanding borrowings under the AWR credit facility. During the three months ended March 31, 2023, AWR had net payments on its credit facilities of $77.0 million, while during the three months ended March 31, 2022, AWR had a net increase in borrowings on its credit facilities of $16.0 million to support operations and capital expenditures.
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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments and intercompany borrowings from its parent, AWR, to help fund a portion of its operations and construction expenditures. AWR borrows under a revolving credit facility and provides funds to GSWC in support of its operations under intercompany borrowing arrangements. On April 22, 2022, the AWR credit facility was amended to increase the borrowing capacity from $200.0 million to $280.0 million, which provided an increase in GSWC’s borrowing capacity under its intercompany borrowing agreement. All intercompany borrowing agreements expire concurrently with the expiration of AWR’s credit facility in July 2023. Upon the expiration of GSWC's intercompany borrowing agreement with AWR, GSWC intends to either execute a new intercompany borrowing agreement consistent with a new credit facility at AWR, or enter into its own separate credit facility. As of March 31, 2023, GSWC had $45.0 million outstanding under its intercompany borrowing arrangement with AWR that has been classified as a current liability on GSWC’s Balance Sheet, creating a negative working-capital condition for GSWC of $87.9 million. As of May 10, 2023, GSWC does not have sufficient liquidity or capital resources to repay its intercompany borrowings from AWR without either issuing new long-term debt, or entering into a new short-term borrowing arrangement, which is confident it will be able to achieve. On January 13, 2023, GSWC issued unsecured private placement notes totaling $130.0 million. GSWC used the proceeds to pay off the majority of outstanding borrowings under the intercompany borrowing arrangement with AWR.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2023 as compared to $31.3 million for the same period in 2022.  During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water bills incurred during the pandemic. There were no relief funds received during the first quarter of 2023. The decrease in operating cash flow was also due to a 17% decrease in billed water consumption, as well as the continued delay in receiving the final water general rate case decision as billed water revenues in 2022 and 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise due to inflation. On April 13, 2023, GSWC received a proposed decision on its water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. A final decision by the CPUC is expected during the second quarter of 2023. Once a final decision is received, GSWC will request recovery through a surcharge of all revenues accumulated since 2022 with retroactive new rates, and will also file for 2023 second-year rate increases. Furthermore, decreases in operating cash flows was also due to differences in the timing of vendor payments.
The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $41.8 million for the three months ended March 31, 2023 as compared to $31.3 million for the same period in 2022, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $31.4 million for the three months ended March 31, 2023 as compared to $4.2 million for the same period in 2022.  In January 2023, GSWC issued $130.0 million of unsecured private-placement notes and also issued $10 million of equity to AWR. GSWC used the proceeds from its issuance of private-placement notes and the issuance of equity to pay-off all its outstanding intercompany borrowings from AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings it has from AWR within a 24-month period. As a result, during the three months ended March 31, 2023, GSWC had net payments on intercompany borrowings of $84.0 million. During the three months ended March 31, 2022, GSWC had an increase in net intercompany borrowings of $18.0 million from AWR parent.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Commitments and Off-Balance Sheet Arrangements” section of the Registrant’s Form 10-K for the year ended December 31, 2022 filed with the SEC for a detailed discussion of contractual obligations and other commitments.
Contracted Services
Under the terms of utility privatization contracts with the U.S. government, each contract’s price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
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
Regulatory Matters
An update on various regulatory matters is included in the discussion under the section titled “Overview” in this Form 10-Q’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The discussion below focuses on other regulatory matters and developments.
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the three months ended March 31, 2023 and 2022 were based on 2021 adopted rates, pending a final decision by the CPUC. GSWC has a pending general rate case that will determine new water rates for the years 2022–2024. On April 13, 2023, GSWC received a proposed decision from the assigned administrative law judge at the CPUC on GSWC's water general rate case with rates retroactive to January 1, 2022. Among other items, the proposed decision approves and adopts in its entirety the settlement agreement between GSWC and Public Advocates in November 2021 that had been filed with the CPUC, and resolves all issues related to the 2022 annual revenue requirement in the general rate case application. The settlement agreement also allows for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and changes to the forecasted inflationary index values. As a result of receiving a proposed decision that approves the settlement agreement in its entirety, the impact of retroactive new rates for the full year of 2022 and the estimated second-year rate increases for the three months ended March 31, 2023 have been reflected in the 2023 first quarter results.

GSWC expects to receive a final decision during the second quarter of 2023. Once a final decision is issued, GSWC will request recovery of the cumulative amounts related to 2022 rate increases through a surcharge. Actual increases for 2023 will be determined when the filings to implement the new rate increases are approved by the CPUC, and will be calculated using the inflationary index values at that time. GSWC will file for the 2023 increases once the CPUC approves the final decision.
Cost of Capital Proceeding
GSWC also has a pending cost of capital proceeding that will determine a new return on rate base for the years 2022 – 2024. On May 9, 2023, GSWC received a proposed decision from the assigned administrative law judge at the CPUC on the cost of capital proceeding. Among other things, the proposed decision (i) adopts GSWC’s requested capital structure and cost of debt filed in the application; (ii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iii) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”); and (iv) adopts the new cost of capital for the three-year period commencing January 1, 2022, through December 31, 2024. Comments on the proposed decision are due on May 30. In March 2023, the CPUC issued a decision that approved an extension of the statutory deadline for a final decision in the cost of capital proceeding to August 10, 2023.
While this proceeding is pending, the previously authorized return, which includes a cost of debt of 6.6%, has been and is presently being billed to water customers during 2022 and 2023 until a final decision is issued in this proceeding. In the pending cost of capital proceeding, GSWC requested an updated cost of debt of 5.1%, which is being adopted in the proposed decision. Based on management's analysis of this regulatory proceeding and the associated accounting in 2022 and through March 31, 2023, GSWC has reduced revenues and recorded a corresponding regulatory liability for revenues subject to refund based on its best estimate at this time, which includes the impact of GSWC’s lower cost of debt adopted in the proposed decision. For the three months ended March 31, 2023 and 2022, GSWC reduced revenues by $1.8 million and $1.4 million, respectively, that are subject to refund. An additional reduction to revenues of $1.1 million was recorded during the first quarter of 2023 to reflect the incremental impact of revenues subject to refund from the new 2022 rates recorded as a result of the proposed water general rate case decision. As of March 31, 2023, GSWC had an aggregated regulatory liability of $9.3 million for the estimated revenues subject to refund from the pending cost of capital proceeding. However, at this time, management cannot predict the ultimate outcome and any changes that may be made to the final decision in the cost of capital application, and the associated impact on 2022 and 2023 revenues. Changes in estimates will be made, if necessary, as more information in this proceeding becomes available.
Furthermore, the proposed decision continues the WCCM for the years 2023 and 2024, which adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by 103 basis points from the benchmark, which triggers the WCCM adjustment. GSWC recognized revenues for the first quarter of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that is presently being billed to water customers pending a final decision in the cost of capital proceeding.
Electric Segment:
Recent Changes in Rates
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Based on the established schedule in this proceeding, a proposed decision is expected in the fourth quarter of 2023.
Vegetation Management, Wildfire Mitigation Plans and Legislation
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. The August 2019 final decision also authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of March 31, 2023, BVES had approximately $9.3 million in incremental vegetation management costs recorded as a regulatory asset. As part of its general rate case application filing with the CPUC in August 2022, BVES requested recovery of the costs accumulated in this memorandum account, which will be subject to CPUC review.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. BVES submitted an update to its WMP in May 2022 to OEIS for approval prior to going to the

CPUC for ratification. In December 2022, OEIS issued a final decision of approval to BVES for its 2022 WMP update. In February 2023, the CPUC ratified BVES’s current WMP. As of March 31, 2023, BVES has approximately $4.8 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through March 31, 2023 as a result of BVES’s WMPs are not currently in rates and have been filed for future recovery in BVES’s general rate case application in August 2022, which will be subject to CPUC review.
Additionally, the governor of California approved Assembly Bill (“AB”) 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In September 2021, OEIS under the California Natural Resources Agency approved BVES’s latest safety certification filing. In December 2022, OEIS issued a renewal of its safety certification to BVES.
2023 Winter Storm Other Regulatory Asset
BVES activated a catastrophic emergency memorandum account (“CEMA”) to track the incremental costs incurred in response to a severe winter storm that occurred during the first quarter of 2023, which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $810,000 were incurred and included in the CEMA account, which has been recorded as a regulatory asset as of March 31, 2023 for future recovery. The incremental costs included in the CEMA account will be subject to review and approval by the CPUC. CEMA accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in this CEMA account did not impact BVES’s earnings.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of other regulatory matters.
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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act (“SDWA”). GSWC works proactively with third parties and governmental agencies to address issues relating to known contamination threatening GSWC water sources. GSWC also incurs operating costs for testing to determine the levels, if any, of the constituents in its sources of supply, and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, as well as to meet future water quality standards and consumer expectations. The CPUC rate making process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.
Drinking Water Notification Levels and proposed Maximum Contamination Levels:
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
GSWC is in the process of collecting and analyzing samples for PFAS under the direction of DDW. GSWC has removed some wells from service, installed treatment in some wells and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection, and provided updated information via its website.

To date, DDW has established advisory drinking water notification and response levels for four individual PFAS chemicals namely, perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonate (“PFOS”), perfluorobutane sulfonate (“PFBS”), and perfluorohexane sulfonate (“PFHxS”).
In March 2023, the U.S. EPA proposed maximum contaminant levels (“MCLs”) for six specific PFAS compounds in drinking water. The proposed rule addresses PFOS and PFOA as individual constituents and addresses the other four PFAS constituents as a mixture of chemicals. The proposed MCLs are 4 parts per trillion for PFOA and PFOS and a hazard index of 1 for PFBS, PFHxS, perfluorononanoic acid (“PFNA”) and GenX chemicals.
When finalized, the proposed regulation will require public water systems to monitor and treat for these chemicals. It will also require water systems to notify the customers and reduce the levels if it exceeds the regulatory standards. The U.S. EPA anticipates finalizing and adopting this rule by the end of 2023. Once the rule is finalized, water systems will be required to comply with the MCLs after a specified implementation period, which is currently anticipated to be three years from the rule-adoption date. These proposed MCLs, once finalized, are expected to increase GSWC’s water treatment and other operating costs.
Lead and Copper Rule Revisions:
On December 16, 2021, the U.S. EPA announced the lead and copper rule revisions under an executive order with a compliance date of October 16, 2024. Additionally, the U.S. EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (“LCRI”) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published and a final rule is approved.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—California Drought” section of the Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2022.
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources (“DWR”) and State Water Resources Control Board (“SWRCB”). A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The SWRCB will begin a formal rulemaking process in the next several months and consider adoption of a final regulation for overall conservation standards by the end of this year that will include the indoor standard as well as outdoor use standards.
California started the 2023 water year, beginning on October 1, 2022, as a potentially fourth driest consecutive year of drought. However, a series of nine atmospheric storm events between January and March 2023 have delivered a promising outlook to the State’s supply conditions. As of May 2, 2023, the U.S. Drought Monitor reported that none of California was in “Extreme Drought” as compared to 41% one year ago, and none of California is in “Severe Drought” as compared to 33% just three months ago and 95% one year ago. On April 27, 2023, the DWR reported that the statewide snowpack is at 211% of average for April 1 and 54 inches of snow water equivalent making this year’s snowpack one of the largest since the 1950’s.
At the start of 2023, DWR initially set the California State Water Project (“SWP”) allocations at 5%. However, due to improved precipitation and snow levels experienced state-wide, DWR increased the SWP allocation to 75%, and as a result, the Metropolitan Water District of Southern California (“MWD”) lifted restrictions that had impacted SWP dependent service areas of Simi Valley and Claremont that had been in place since mid-2022. DWR again increased the SWP allocation to 100% on April 20, 2023, which is the first time the full contracted SWP allocation has been at this level since 2006.
On March 15, 2023, the governor of California issued an executive order modifying the drought restrictions that were issued in March 2022. The order ended the voluntary water use requirement as well as the required stage 2 implementation of the water supply contingency plans but did not end all water use restrictions. GSWC will continue to work with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and make appropriate adjustments as needed. In response to improving supply conditions in much of the State, GSWC has made an advice letter filing with the CPUC to move from stage 2 to stage 1 effective on May 14, 2023 in all of GSWC's service areas except for three coastal systems that are still experiencing depressed groundwater water levels.
Prolonged drought conditions still exist on the Colorado River System, which is experiencing historically low reservoir levels in Lake Mead and Lake Powell. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). The Bureau prepared a supplemental environmental impact statement with options that may result in modifications to current agreements. This may result in water delivery cuts by all of the lower states including California.

Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requiring the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of climate change planning, risks and opportunities.

Cybersecurity Matters
The increase in cyberattacks results in a greater threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information technology to monitor and address these threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of cybersecurity matters.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. There are no current accounting pronouncements that Registrant believes will significantly impact it. See Note 1 of the Unaudited Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at BVES, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2022 Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 – 31, 2023	296		$93.57	—	—
February 1 – 28, 2023	227		$94.17	—	—
March 1 – 31, 2023	8,857		$86.05	—	—
Total	9,380	(2)	$86.48	—
(1)      None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.
(2)   Of these amounts, 6,204 Common Shares were acquired on the open market for employees pursuant to the 401(k) Plan. The remainder of the shares were acquired on the open market for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)   Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On May 8, 2023, AWR’s Board of Directors approved a second quarter dividend of $0.3975 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 1, 2023 to shareholders of record at the close of business on May 19, 2023.
(b)    There have been no material changes during the first quarter of 2023 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.

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

10.6
Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8
Amended and Restated Credit Agreement between American States Water Company dated June 3, 2005 with Wells Fargo Bank, N.A., as Administrative Agent, as amended, incorporated by reference herein to Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended March 31, 2023 (1)

10.9	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.10	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.11	Form of Indemnification Agreement for directors incorporated by reference herein to Exhibit 10.35 to the Registrant's Form 10-K for the period ended December 31, 2012 (2)

10.12	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.13	2013 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.2 to the Registrant's Form 8-K filed on March 25, 2016 (2)

10.14
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.15	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.16	Form of 2020 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed January 31, 2020 (2)

10.17	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.18	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.19	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.20	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.21	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.22	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.23	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.24	Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 31, 2023 (2)

10.25	Form of 2023 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 31, 2023 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 10, 2023