Form 10-Q
period 2023-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2023-08-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, the number of Common Shares outstanding of American States Water Company was 36,976,784 shares. As of August 4, 2023, all of the 171 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
Filing Format
American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVES”) and American States Utility Services, Inc. and its subsidiaries (“ASUS”).
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2023	December 31, 2022
Property, Plant and Equipment
Regulated utility plant, at cost	$2,391,596	$2,321,712
Non-utility property, at cost	39,180	38,285
Total	2,430,776	2,359,997
Less - Accumulated depreciation	(616,715)	(606,231)
Net property, plant and equipment	1,814,061	1,753,766

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	39,889	36,907
Total other property and investments	41,005	38,023

Current Assets
Cash and cash equivalents	1,026	5,997
Accounts receivable — customers (less allowance for doubtful accounts of $4,235 in 2023 and $4,387 in 2022)	27,000	26,206
Unbilled receivable	21,230	20,663
Receivable from the U.S. government (Note 2)	47,301	34,974
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and 2022)	4,636	4,215
Income taxes receivable	74	3,901
Materials and supplies	16,822	14,623
Regulatory assets — current	25,360	14,028
Prepayments and other current assets	9,174	5,450
Purchase power contract derivative at fair value (Note 5)	4,657	11,847
Contract assets (Note 2)	11,630	9,390
Total current assets	168,910	151,294

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	6,822	6,456
Receivable from the U.S. government (Note 2)	49,077	50,482
Contract assets (Note 2)	3,880	5,592
Operating lease right-of-use assets	8,475	9,535
Regulatory assets	32,574	5,694
Other	14,831	13,532
Total other assets	115,659	91,291

Total Assets	$2,139,635	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2023	December 31, 2022
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,976,599 shares in 2023 and 36,962,241 shares in 2022	$262,230	$260,158
Earnings reinvested in the business	492,836	449,391
Total common shareholders’ equity	755,066	709,549
Long-term debt	576,376	446,547
Total capitalization	1,331,442	1,156,096

Current Liabilities
Notes payable to banks	—	255,500
Long-term debt — current	414	399
Accounts payable	70,678	84,849
Income taxes payable	19,453	1,848
Accrued other taxes	14,542	16,257
Accrued employee expenses	12,741	13,996
Accrued interest	7,801	5,308
Regulatory liabilities	1,624	4,574
Contract liabilities (Note 2)	585	903
Operating lease liabilities	1,880	1,892
Other	11,212	10,996
Total current liabilities	140,930	396,522

Other Credits
Notes payable to banks	243,000	22,000
Advances for construction	63,520	64,351
Contributions in aid of construction - net	148,660	147,918
Deferred income taxes	153,386	149,677
Regulatory liabilities	—	40,602
Unamortized investment tax credits	1,046	1,082
Accrued pension and other postretirement benefits	35,961	33,636
Operating lease liabilities	7,078	8,090
Other	14,612	14,400
Total other credits	667,263	481,756

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,139,635	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2023 AND 2022
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Water	$116,908	$90,856	$229,620	$164,762
Electric	8,828	8,217	21,732	20,109
Contracted services	31,664	23,534	67,471	46,306
Total operating revenues	157,400	122,607	318,823	231,177

Operating Expenses
Water purchased	18,070	19,963	32,374	37,811
Power purchased for pumping	2,869	2,930	5,223	5,304
Groundwater production assessment	5,365	4,865	9,198	9,076
Power purchased for resale	2,469	1,347	7,455	6,513
Supply cost balancing accounts	2,837	(457)	14,403	(6,800)
Other operation	9,716	9,665	19,832	18,332
Administrative and general	21,503	20,464	45,050	43,436
Depreciation and amortization	10,258	10,171	21,461	20,285
Maintenance	3,779	3,572	6,929	6,712
Property and other taxes	5,555	5,452	11,850	11,305
ASUS construction	16,034	10,318	34,938	20,521
Total operating expenses	98,455	88,290	208,713	172,495

Operating Income	58,945	34,317	110,110	58,682

Other Income and Expenses
Interest expense	(10,728)	(6,309)	(20,209)	(11,915)
Interest income	1,803	437	3,667	720
Other, net	1,705	(2,289)	3,316	(2,708)
Total other income and expenses, net	(7,220)	(8,161)	(13,226)	(13,903)

Income before income tax expense	51,725	26,156	96,884	44,779

Income tax expense	13,204	6,205	23,956	10,666

Net Income	$38,521	$19,951	$72,928	$34,113

Weighted Average Number of Common Shares Outstanding	36,976	36,956	36,972	36,950
Basic Earnings Per Common Share	$1.04	$0.54	$1.97	$0.92

Weighted Average Number of Diluted Shares	37,067	37,039	37,058	37,029
Fully Diluted Earnings Per Common Share	$1.04	$0.54	$1.97	$0.92

Dividends Paid Per Common Share	$0.3975	$0.3650	$0.7950	$0.7300

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Six Months Ended June 30, 2023
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549
Add:
Net income			34,407	34,407
Issuances of Common Shares under stock-based compensation plans	14	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,587		1,587
Dividend equivalent rights on stock-based awards not paid in cash		47		47
Deduct:
Dividends on Common Shares			14,695	14,695
Dividend equivalent rights on stock-based awards not paid in cash			47	47
Balances at March 31, 2023	36,976	$261,792	$469,056	$730,848

Add:
Net income			38,521	38,521
Issuances of Common Shares under stock-based compensation plans	1	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		396		396
Dividend equivalent rights on stock-based awards not paid in cash		42		42
Deduct:
Dividends on Common Shares			14,699	14,699
Dividend equivalent rights on stock-based awards not paid in cash			42	42
Balances at June 30, 2023	36,977	$262,230	$492,836	$755,066

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

	Six Months Ended June 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

Add:
Net income			19,951	19,951
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		338		338
Dividend equivalent rights on stock-based awards not paid in cash		34		34
Deduct:
Dividends on Common Shares			13,489	13,489
Dividend equivalent rights on stock-based awards not paid in cash			34	34
Balances at June 30, 2022	36,956	$259,656	$434,569	$694,225

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$72,928	$34,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,984	20,475
Provision for doubtful accounts	847	549
Deferred income taxes and investment tax credits	599	(152)
Stock-based compensation expense	2,577	2,183
(Gain) loss on investments held in a trust	(3,086)	5,171
Other — net	(89)	178
Changes in assets and liabilities:
Accounts receivable — customers	(1,641)	2,455
Unbilled receivable	(933)	3,943
Other accounts receivable	(421)	2,538
Receivables from the U.S. government	(10,922)	6,658
Materials and supplies	(2,199)	(988)
Prepayments and other assets	(2,690)	(1,215)
Contract assets	(528)	(4,590)
Regulatory assets/liabilities	(70,875)	(8,404)
Accounts payable	(9,669)	1,509
Income taxes receivable/payable	21,432	(1,170)
Contract liabilities	(318)	65
Accrued pension and other postretirement benefits	2,041	83
Other liabilities	(1,273)	(6,496)
Net cash provided	17,764	56,905

Cash Flows From Investing Activities:
Capital expenditures	(88,649)	(76,552)
Other investing activities	827	136
Net cash used	(87,822)	(76,416)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	4,606	4,111
Refunds on advances for construction	(2,973)	(3,174)
Repayments of long-term debt	(251)	(205)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	34,820
Net changes in notes payable to banks	(35,667)	18,000
Dividends paid	(29,394)	(26,974)
Other financing activities	(899)	(1,205)
Net cash provided	65,087	25,373
Net change in cash and cash equivalents	(4,971)	5,862
Cash and cash equivalents, beginning of period	5,997	4,963
Cash and cash equivalents, end of period	$1,026	$10,825

Non-cash transactions:
Accrued payables for investment in utility plant	$35,731	$37,373
Property installed by developers and conveyed	$809	$255

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2023	December 31, 2022
Utility Plant
Utility plant, at cost	$2,205,129	$2,147,643
Less - Accumulated depreciation	(538,429)	(530,925)
Net utility plant	1,666,700	1,616,718

Other Property and Investments	37,643	34,655

Current Assets
Cash and cash equivalents	367	370
Accounts receivable — customers (less allowance for doubtful accounts of $3,994 in 2023 and $4,143 in 2022)	24,621	23,107
Unbilled receivable	15,376	15,006
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and 2022)	2,774	2,721
Intercompany receivable	458	621
Income taxes receivable from Parent	—	1,692
Materials and supplies	6,505	6,120
Regulatory assets — current	25,360	14,028
Prepayments and other current assets	6,699	4,464
Total current assets	82,160	68,129

Other Assets
Operating lease right-of-use assets	8,222	9,208
Regulatory assets	19,445	—
Other	13,245	12,598
Total other assets	40,912	21,806

Total Assets	$1,827,415	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2023	December 31, 2022
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2023 and 170 in 2022	$370,129	$358,123
Earnings reinvested in the business	307,296	285,783
Total common shareholder’s equity	677,425	643,906
Long-term debt	541,568	411,748
Total capitalization	1,218,993	1,055,654

Current Liabilities
Long-term debt — current	414	399
Accounts payable	58,151	65,944
Accrued other taxes	12,908	14,501
Accrued employee expenses	10,183	11,233
Accrued interest	7,031	4,364
Income taxes payable to Parent	18,798	—
Operating lease liabilities	1,759	1,788
Other	10,112	10,152
Total current liabilities	119,356	108,381

Other Credits
Intercompany note payable	—	129,000
Notes payable to banks	78,000	—
Advances for construction	63,500	64,331
Contributions in aid of construction — net	148,660	147,918
Deferred income taxes	140,762	138,788
Regulatory liabilities	—	40,602
Unamortized investment tax credits	1,046	1,082
Accrued pension and other postretirement benefits	35,695	33,421
Operating lease liabilities	6,952	7,878
Other	14,451	14,253
Total other credits	489,066	577,273

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,827,415	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2023 AND 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating Revenues
Water	$116,908	$90,856	$229,620	$164,762
Total operating revenues	116,908	90,856	229,620	164,762

Operating Expenses
Water purchased	18,070	19,963	32,374	37,811
Power purchased for pumping	2,869	2,930	5,223	5,304
Groundwater production assessment	5,365	4,865	9,198	9,076
Supply cost balancing accounts	2,787	(1,500)	15,412	(6,567)
Other operation	7,221	7,281	14,492	13,635
Administrative and general	14,282	13,987	29,663	29,583
Depreciation and amortization	8,674	8,553	18,280	17,098
Maintenance	2,556	2,511	4,516	4,667
Property and other taxes	4,560	4,555	9,699	9,445
Total operating expenses	66,384	63,145	138,857	120,052

Operating Income	50,524	27,711	90,763	44,710

Other Income and Expenses
Interest expense	(7,835)	(5,464)	(14,757)	(10,700)
Interest income	1,320	146	2,748	237
Other, net	1,458	(2,402)	3,086	(3,000)
Total other income and expenses, net	(5,057)	(7,720)	(8,923)	(13,463)

Income before income tax expense	45,467	19,991	81,840	31,247

Income tax expense	11,934	5,103	20,844	7,792

Net Income	$33,533	$14,888	$60,996	$23,455

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023
(Unaudited)

	Six Months Ended June 30, 2023
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2022	170	$358,123	$285,783	$643,906
Add:
Net income			27,463	27,463
Issuance of Common Share to Parent	1	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,603		1,603
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			24,700	24,700
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2023	171	$369,770	$288,502	$658,272

Add:
Net income			33,533	33,533
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		320		320
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			14,700	14,700
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2023	171	$370,129	$307,296	$677,425

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(Unaudited)

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$60,996	$23,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,748	17,230
Provision for doubtful accounts	782	488
Deferred income taxes and investment tax credits	(817)	(122)
Stock-based compensation expense	2,434	1,964
(Gain) loss on investments held in a trust	(3,086)	5,171
Other — net	39	164
Changes in assets and liabilities:
Accounts receivable — customers	(2,296)	2,316
Unbilled receivable	(370)	959
Other accounts receivable	(53)	1,267
Materials and supplies	(385)	(152)
Prepayments and other assets	(1,261)	(1,072)
Regulatory assets/liabilities	(68,016)	(8,035)
Accounts payable	(1,167)	4,200
Intercompany receivable/payable	134	(834)
Income taxes receivable/payable from/to Parent	20,490	1,448
Accrued pension and other postretirement benefits	2,007	13
Other liabilities	(973)	(5,235)
Net cash provided	27,206	43,225

Cash Flows From Investing Activities:
Capital expenditures	(76,572)	(66,984)
Other investing activities	203	123
Net cash used	(76,369)	(66,861)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	10,000	—
Receipt of advances for and contributions in aid of construction	4,606	4,051
Refunds on advances for construction	(2,973)	(3,174)
Repayments of long-term debt	(251)	(205)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	—
Net change in intercompany borrowings	(129,000)	54,000
Net borrowings on notes payable to banks	77,334	—
Dividends paid	(39,400)	(27,000)
Other financing activities	(821)	(1,103)
Net cash provided	49,160	26,569

Net change in cash and cash equivalents	(3)	2,933
Cash and cash equivalents, beginning of period	370	525
Cash and cash equivalents, end of period	$367	$3,458

Non-cash transactions:
Accrued payables for investment in utility plant	$31,944	$36,023
Property installed by developers and conveyed	$809	$255

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
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 263,600 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
Related Party and Intercompany Transactions: As discussed below under Liquidity and Financing Activities, prior to AWR and GSWC entering into new separate credit agreements on June 28, 2023 that replaced AWR's previous credit agreement, AWR borrowed under its credit facility and provided funds to both GSWC and ASUS in support of their operations.  Under AWR's new credit facility, AWR borrows and continues to provide funds to ASUS in support of their operations. GSWC's new credit facility provides support for its water operations.
Furthermore, GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to the electric segment of approximately $745,000 and $592,000 during the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $1.4 million during the six month periods ended June 30, 2023 and 2022. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $1.1 million during the three months ended June 30, 2023 and 2022, respectively, and $2.7 million during each of the six months ended June 30, 2023 and 2022.

In January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR for $10.0 million. In January 2023, GSWC also issued $130.0 million in unsecured private placement long-term notes. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off in full its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC's borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.
Liquidity and Financing Activities: On June 28, 2023, AWR and GSWC, each entered into new credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature on June 28, 2028. In connection with the new credit agreements, AWR and GSWC paid upfront, legal and other fees totaling $530,000 and $702,000, respectively. The syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank where AWR had a borrowing capacity of $280.0 million to support both GSWC and ASUS operations. Funds from the new facilities were used to pay-off in full all outstanding borrowings under AWR's prior credit facility and GSWC's outstanding intercompany borrowings from AWR.

AWR’s credit agreement provides for a $150.0 million unsecured revolving credit facility to support AWR parent and ASUS. Under AWR’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75.0 million subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $10.0 million. Loans may be obtained under this credit facility at the option of AWR and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term secured overnight financing rate (“SOFR”) determined by the SOFR administrator, currently the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit rating. AWR's outstanding borrowings under the credit facility of $135.0 million as of June 30, 2023 have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet.

AWR’s credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR and its subsidiaries, other than BVES. AWR is not permitted to have a consolidated total capitalization ratio (consolidated funded indebtedness to sum of shareholders’ equity and consolidated funded indebtedness), excluding AWR’s electric subsidiary, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR, other than BVES, will result in a default under AWR’s credit agreement.

GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its operations and capital expenditures. Under GSWC’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75.0 million, subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $20.0 million. Loans may be obtained under this credit facility at the option of GSWC and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator plus an applicable margin. The applicable margin depends upon GSWC’s credit rating. GSWC's outstanding borrowings under the credit facility of $78.0 million as of June 30, 2023 have been classified as non-current liabilities on GSWC’s Balance Sheet. Similar to AWR's credit agreement, GSWC's credit agreement also contains affirmative and negative covenants and events of default customary for credit facilities of its type. GSWC is also not permitted to have a total capitalization ratio greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR will not result in a default under GSWC’s credit agreement.

On June 16, 2023, BVES’s credit agreement was amended to increase the borrowing capacity from $35.0 million to $50.0 million. In addition, BVES’s amended credit agreement also (i) extends the credit facility to July 1, 2026, (ii) converts the interest rate on new borrowings to the benchmark rate of SOFR, plus a margin, and (iii) provides an option to increase the facility by an additional $25.0 million, subject to lender approval. Based on the amended terms of the credit agreement, the outstanding borrowings under the credit facility of $30.0 million as of June 30, 2023 have been classified as a non-current liability in AWR’s Consolidated Balance Sheet. Borrowings made under this facility will continue to be used to support the electric segment's operations and capital expenditures.
COVID-19 Impact: On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended. See Note 3 for further details on the COVID-19 emergency-related memorandum accounts. The COVID-19 pandemic has not had a material impact on ASUS's operations.

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
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and six months ended June 30, 2023 and 2022, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Water:
Tariff-based revenues	$98,378	$83,612	$198,919	$156,110
Surcharges (cost-recovery activities)	558	797	875	1,346
Other	649	571	1,386	1,089
Water revenues from contracts with customers	99,585	84,980	201,180	158,545
WRAM under-collection (alternative revenue program)	17,323	5,876	28,440	6,217
Total water revenues (1)	116,908	90,856	229,620	164,762

Electric:
Tariff-based revenues	8,929	8,381	21,992	20,933
Surcharges (cost-recovery activities)	117	32	266	59
Electric revenues from contracts with customers	9,046	8,413	22,258	20,992
BRRAM over-collection (alternative revenue program)	(218)	(196)	(526)	(883)
Total electric revenues	8,828	8,217	21,732	20,109

Contracted services:
Water	19,181	14,175	41,669	27,721
Wastewater	12,483	9,359	25,802	18,585
Contracted services revenues from contracts with customers	31,664	23,534	67,471	46,306

Total AWR revenues	$157,400	$122,607	$318,823	$231,177
(1) Water revenues for the six months ended June 30, 2023 includes approximately $30 million from the impact of retroactive new rates for the full year of 2022 as a result of the CPUC's approval of GSWC's general rate case (Note 3). Furthermore, the CPUC also issued a final decision in June 2023 on GSWC's cost of capital proceeding. As a result of the final cost of capital decision (Note 3), the three and six months ended June 30, 2023 include an increase in water revenues of $9.3 million and $6.4 million, respectively, from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022 and the first quarter of 2023.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Unbilled receivables	$11,629	$10,125
Receivable from the U.S. government	$96,378	$85,456
Contract assets	$15,510	$14,982
Contract liabilities	$585	$903
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the three and six months ended June 30, 2023, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three and six months ended June 30, 2023 from performance obligations satisfied in previous periods were also not material.
As of June 30, 2023, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $3.6 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the 50-year contracts, which range from 31 to 45 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its 50-year term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2023, GSWC and BVES had approximately $73.7 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $74.9 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $2.4 million of net regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iii) a $4.7 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs including flowed-through deferred income taxes.
Regulatory assets represent costs incurred by GSWC and/or BVES for which they have received or expect to receive rate recovery in the future. In determining the probability of costs being recognized in other periods, GSWC and BVES consider regulatory rules and decisions, past practices, and other facts or circumstances that would indicate if recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVES’s regulatory assets are not recoverable in customer rates, the applicable utility must determine if it has suffered an asset impairment that requires it to write down the asset’s value. Regulatory assets are offset against regulatory liabilities within each ratemaking area. Amounts expected to be collected or refunded in the next twelve months have been classified as current assets and current liabilities by ratemaking area. Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$50,345	$—
Water revenue adjustment mechanism, net of modified cost balancing account	39,006	31,803
COVID-19 memorandum accounts	3,543	3,478
Excess deferred income taxes	(70,967)	(71,870)
Other regulatory assets	24,917	19,964
Other regulatory liabilities	(2,039)	(9,949)
Total GSWC	$44,805	$(26,574)
BVES
Derivative instrument memorandum account (Note 5)	(4,657)	(11,847)
Wildfire mitigation and other fire prevention related costs memorandum accounts	15,121	13,007
Other regulatory assets	9,546	7,965
Other regulatory liabilities	(8,505)	(8,005)
Total AWR	$56,310	$(25,454)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2022.

Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
On June 29, 2023, the CPUC adopted a final decision in GSWC's general rate case application for all of its water regions and its general office that determines new water rates for the years 2022–2024. The assigned administrative law judge at the CPUC had issued a proposed decision on April 13, 2023 that, among other things, (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application, and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. The final decision issued on June 29, 2023 is consistent in all material respects with the proposed decision issued in April. The new rates for 2022 and 2023 are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 as well as the 2023 second-year rate increases for the first half of 2023 have been reflected in the results of operations for the six months ended June 30, 2023. Because of receiving a proposed decision in April 2023 that approved the settlement agreement in its entirety, the impact of retroactive rates for the full year of 2022 and the estimated second-year rate increases had been reflected in the 2023 first quarter results as it became probable that the approved retroactive rates for the full year of 2022 and the first three months of 2023 would be permitted to be billed to customers in the future.
Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the six months ended June 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the new 2022 and 2023 rates authorized by the CPUC. As of June 30, 2023, there is an aggregate cumulative amount of $50.3 million in the general rate case memorandum accounts that have been recorded as regulatory assets related to unbilled water revenues recognized during the three and six months ended June 30, 2023, and which represent the difference between the 2021 adopted rates billed to customers and the rates authorized in the final decision for the full year of 2022 and the 2023 second-year rate increases recorded through June 30, 2023. As a result of receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Within 90 days after the implementation of 2023 rates, GSWC will also file to recover all retroactive amounts accumulated in GSWC's general rate case memorandum accounts, of which the majority of the balances will be recovered over a 36-month period.
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
As of June 30, 2023, GSWC had an aggregated regulatory asset of $39.0 million, which is comprised of a $43.4 million under-collection in the WRAM accounts and a $4.4 over-collection in the MCBA accounts. During the six months ended June 30, 2023, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $22.2 million related to the 2023 year that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. In addition, GSWC recorded a net reduction of $9.8 million of under-collections during the first quarter of 2023 to reflect the cumulative full-year impact of 2022 based on authorized 2022 amounts approved in the general rate case decision for both the WRAM and MCBA accounts. On July 27, 2023, the CPUC approved the recovery of all pre-2023 WRAM/MCBA balances. Accordingly, GSWC has implemented surcharges and surcredits to recover/refund all of its WRAM/MCBA balances accumulated as of December 31, 2022.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of June 30, 2023, there were no WRAM under-collections that were estimated to be collected beyond this 24 month period.
Cost of Capital Proceeding:
On June 29, 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the Company's assessment of the final decision issued in June, all adjustments to rates are to be prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
Following the receipt of the final decision adopted on June 29 in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, GSWC recorded a change in estimate that resulted in an increase to water revenues during the second quarter of 2023 in the amount of $9.3 million as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022 and through the end of the first quarter of 2023. The lower revenues recorded in 2022 and in the first quarter of 2023 of $6.4 million and $2.9 million, respectively, were estimates of revenues subject to refund at that time associated with the lower cost of debt.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by 102.8 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the first half of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that has been billed to water customers through the first half of 2023. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC's 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023.
COVID-19 Emergency Memorandum Accounts:
The CPUC has authorized GSWC and BVES to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts. As of June 30, 2023, GSWC and BVES had approximately $3.5 million and $500,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs, which GSWC and BVES intend to file with the CPUC for future recovery. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVES’s earnings. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended and no additional amounts will be included in these memorandum accounts.
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
In 2022, the CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers ended. As a result, service disconnections due to nonpayment resumed with disconnections for delinquent residential customers having resumed in June 2022.
BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for BVES through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of June 30, 2023, BVES had approximately $10.1 million in incremental vegetation management costs recorded as a regulatory asset, which has been included in a new general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the pending general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (“WMP”) to the CPUC for approval. The WMP must include a utility’s plans on constructing, maintaining and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In December 2022, the Office of Energy Infrastructure Safety under the California Natural Resources Agency approved BVES's 2022 WMP update. In February 2023, the CPUC ratified BVES’s current WMP. As of June 30, 2023, BVES has approximately $5.0 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other costs incurred through June 30, 2023 as a result of BVES’s WMPs are not currently in rates and have been filed for future recovery in BVES’s general rate case application. These costs will be subject to review during BVES's general rate case proceeding.

2023 Winter Storm Other Regulatory Asset
BVES activated a catastrophic emergency memorandum account (“CEMA”) to track the incremental costs incurred in response to a severe winter storm that occurred during certain weeks of the first and second quarters of 2023, which resulted in the declaration of an emergency by the governor of California. Incremental costs of approximately $1.3 million were incurred and included in the CEMA account, which has been recorded as a regulatory asset as of June 30, 2023 for future recovery. The incremental costs included in the CEMA account will be subject to review and approval by the CPUC. CEMA accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in this CEMA account did not impact BVES’s earnings.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVES for which they have received or expect to receive rate recovery in the future. Registrant believes that these regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVES’s regulatory assets are not recoverable in customer rates, the applicable entity must determine if it has suffered an asset impairment that requires it to write down the regulatory asset to the amount that is probable of recovery.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$38,521	$19,951	$72,928	$34,113
Less: (a) Distributed earnings to common shareholders	14,698	13,489	29,394	26,974
Distributed earnings to participating securities	43	36	80	67
Undistributed earnings	23,780	6,426	43,454	7,072

(b) Undistributed earnings allocated to common shareholders	23,711	6,409	43,337	7,055
Undistributed earnings allocated to participating securities	69	17	117	17
Total income available to common shareholders, basic (a)+(b)	$38,409	$19,898	$72,731	$34,029

Weighted average Common Shares outstanding, basic	36,976	36,956	36,972	36,950
Basic earnings per Common Share	$1.04	$0.54	$1.97	$0.92
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of June 30, 2023 and 2022 under these plans. At June 30, 2023 and 2022, there were 110,576 and 100,820 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Company.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Common shareholders earnings, basic	$38,409	$19,898	$72,731	$34,029
Undistributed earnings for dilutive stock-based awards	69	17	117	17
Total common shareholders earnings, diluted	$38,478	$19,915	$72,848	$34,046

Weighted average common shares outstanding, basic	36,976	36,956	36,972	36,950
Stock-based compensation (1)	91	83	86	79
Weighted average common shares outstanding, diluted	37,067	37,039	37,058	37,029

Diluted earnings per Common Share	$1.04	$0.54	$1.97	$0.92
(1)     All of the 110,576 and 100,820 restricted stock units at June 30, 2023 and 2022, respectively, were included in the calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2023 and 2022, AWR issued 14,358 and 19,742 of common shares related to restricted stock units, respectively.
During the six months ended June 30, 2023 and 2022, AWR paid $899,000 and $1.2 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the six months ended June 30, 2023 and 2022, GSWC paid $821,000 and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2023 and 2022, AWR paid quarterly dividends of approximately $14.7 million, or $0.3975 per share, and $13.5 million, or $0.3650 per share, respectively. During the six months ended June 30, 2023 and 2022, AWR paid quarterly dividends of approximately $29.4 million, or $0.7950 per share, and $27.0 million, or $0.7300 per share, respectively.
During the six months ended June 30, 2023, GSWC issued one Common Share to AWR for $10.0 million. Proceeds from the stock issuance were used to pay down a portion of intercompany borrowings owed to AWR as described in Note 1.
During the three months ended June 30, 2023 and 2022, GSWC paid dividends of $14.7 million and $13.5 million, respectively, to AWR. During the six months ended June 30, 2023 and 2022, GSWC paid dividends of $39.4 million and $27.0 million, respectively, to AWR.
Note 5 — Derivative Instruments
BVES has purchased power under long-term contracts at a fixed cost over three- and five-year terms depending on the amount of power and the period during which the power is purchased under the contracts.  These long-term contracts are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting.
Among other things, the CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from the purchased power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses did not impact Registrant’s earnings. As of June 30, 2023, there was a $4.7 million purchase power contract derivative asset at fair value, with a corresponding regulatory liability recorded in the derivative instrument memorandum account as a result of fixed prices under BVES's purchase power contracts being lower than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2023 was 157,571 megawatt hours.
The accounting guidance for fair value measurements applies to all financial assets and financial liabilities that are measured and reported on a fair value basis. Under the accounting guidance, Registrant has made fair value measurements that are classified and disclosed in one of the following three categories:
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
To value the purchase power contracts, Registrant utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for this derivative instrument were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives on Registrant’s purchased power contract has been classified as Level 3 for all periods presented.
The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2023 and 2022. The change in fair value was due to the change in market energy prices during the three and six months ended June 30, 2023 and 2022.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Fair value at beginning of the period	$6,669	$7,020	$11,847	$4,441
Unrealized (losses) gains on purchased power contracts	(2,012)	1,094	(7,190)	3,673
Fair value at end of the period	$4,657	$8,114	$4,657	$8,114
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $30.6 million as of June 30, 2023 and $27.5 million as of December 31, 2022. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of June 30, 2023 and December 31, 2022 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$580,122	$552,374	$450,373	$424,151

	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$545,122	$519,412	$415,373	$391,198

__________________
(1) Excludes debt issuance costs of approximately $3.3 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively.
(2) Excludes debt issuance costs of approximately $3.1 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 25.5% and 23.7% for the three months ended June 30, 2023 and 2022, respectively, and was 24.7% and 23.8% for the six months ended June 30, 2023 and 2022, respectively. GSWC’s ETR was 26.2% and 25.5% for the three months ended June 30, 2023 and 2022, respectively, and was 25.5% and 24.9% for the six months ended June 30, 2023 and 2022, respectively.
The AWR and GSWC ETRs differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As regulated utilities, GSWC and BVES treat certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and thus impact the ETR.
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2023 and 2022 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$846	$1,342	$33	$33	$312	$298
Interest cost	2,513	1,856	26	16	411	256
Expected return on plan assets	(2,623)	(3,290)	(119)	(147)	—	—
Amortization of prior service cost	108	109	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(242)	(412)	(8)	145
Net periodic benefits costs under accounting standards	844	17	(302)	(510)	715	699
Regulatory adjustments - deferred	(92)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$752	$17	$(302)	$(510)	$715	$699

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$1,692	$2,822	$66	$66	$624	$596
Interest cost	5,026	3,700	51	32	822	512
Expected return on plan assets	(5,246)	(6,582)	(239)	(294)	—	—
Amortization of prior service cost	216	218	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(482)	(824)	(16)	290
Net periodic benefits costs under accounting standards	1,688	158	(604)	(1,020)	1,430	1,398
Regulatory adjustments - deferred	(184)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$1,504	$158	$(604)	$(1,020)	$1,430	$1,398

In 2023, Registrant expects to contribute approximately $3.0 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three and six months ended June 30, 2023, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $92,000 and $184,000, respectively. GSWC’s actual pension expense was lower than the amounts included in water customer rates for the three and six months ended June 30, 2022. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As of June 30, 2023, GSWC and BVES had over-collections in their two-way pension balancing accounts of $1,150,000 and $145,000, respectively, included as part of regulatory assets and liabilities (Note 3). Over-collections are recorded as a reduction to revenues.

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
As of June 30, 2023, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2023, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
Contracted Services:
ASUS’s utility privatization contract services are provided to the U.S. government pursuant to the terms of the initial 50-year firm, fixed-price contract and additional firm, fixed-price contracts subject to annual economic price adjustments. Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS had been under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects and has fully cooperated with the investigation. In July 2023, ASUS and the U.S. government entered into an agreement that settles civil and monetary claims by the U.S. government. This settlement did not have a material impact on Registrant’s financial statements.
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

Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, note payables to bank, deferred taxes and intercompany note receivables.
All GSWC and BVES business activities are conducted in California. Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Kansas, Maryland, New Mexico, North Carolina, South Carolina, Texas and Virginia. Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations. Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR Parent. The utility plant balances are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS, and property installed by developers and conveyed to GSWC and BVES.

	As Of And For The Three Months Ended June 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$116,908	$8,828	$31,664	$—	$157,400
Operating income (loss)	50,524	2,103	6,354	(36)	58,945
Interest expense (income), net	6,515	654	327	1,429	8,925
Net property, plant and equipment	1,666,700	130,502	16,859	—	1,814,061
Depreciation and amortization expense (1)	8,674	759	825	—	10,258
Income tax expense (benefit)	11,934	247	1,506	(483)	13,204
Capital additions	34,567	4,386	359	—	39,312

	As Of And For The Three Months Ended June 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$90,856	$8,217	$23,534	$—	$122,607
Operating income (loss)	27,711	2,038	4,571	(3)	34,317
Interest expense (income), net	5,318	295	(102)	361	5,872
Net property, plant and equipment	1,553,389	111,394	18,704	—	1,683,487
Depreciation and amortization expense (1)	8,553	686	932	—	10,171
Income tax expense (benefit)	5,103	215	1,108	(221)	6,205
Capital additions	35,519	5,306	557	—	41,382

	As Of And For The Six Months Ended June 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$229,620	$21,732	$67,471	$—	$318,823
Operating income (loss)	90,763	5,734	13,650	(37)	110,110
Interest expense (income), net	12,009	1,227	554	2,752	16,542
Net property, plant and equipment	1,666,700	130,502	16,859	—	1,814,061
Depreciation and amortization expense (1)	18,280	1,507	1,674	—	21,461
Income tax expense (benefit)	20,844	948	3,191	(1,027)	23,956
Capital additions	76,572	11,038	1,039	—	88,649

	As Of And For The Six Months Ended June 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$164,762	$20,109	$46,306	$—	$231,177
Operating income (loss)	44,710	5,636	8,341	(5)	58,682
Interest expense (income), net	10,463	408	(237)	561	11,195
Net property, plant and equipment	1,553,389	111,394	18,704	—	1,683,487
Depreciation and amortization expense (1)	17,098	1,340	1,847	—	20,285
Income tax expense (benefit)	7,792	1,167	2,052	(345)	10,666
Capital additions	66,984	8,774	794	—	76,552
(1)      Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $155,000 and $95,000 for the three months ended June 30, 2023 and 2022, respectively, and totaled $523,000 and $189,000 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, approximately $212,000 of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC final decision in GSWC's general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2023	2022
Total net property, plant and equipment	$1,814,061	$1,683,487
Other assets	325,574	266,159
Total consolidated assets	$2,139,635	$1,949,646

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
Included in the following analysis is a discussion of AWR’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment's earnings divided by AWR’s weighted average number of diluted common shares. Furthermore, the gains and losses generated on the investments held to fund one of the Company’s retirement plans during the three and six months ended June 30, 2023 and 2022 have been excluded when communicating the results to help facilitate comparisons of AWR’s performance from period to period. Finally, both the impact of retroactive rates related to the full year 2022 recorded during the six months ended June 30, 2023 resulting from the final decision on the water general rate case, and the impact from the estimates of revenues subject to refund recorded in 2022 and changes in estimates recorded in 2023 following the receipt of a final cost of capital decision in June of 2023 have been excluded when communicating AWR’s consolidated and water segment’s results for the three and six months ended June 30, 2023 to help facilitate comparisons of the Company’s performance from period to period.
All of the measures discussed above are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. These items constitute "non-GAAP financial measures" under Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of Second Quarter Results by Segment” and “Summary of Year-to-Date Results by Segment.”
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2022–2024:
On June 29, 2023, the CPUC adopted a final decision in GSWC's general rate case application for all of its water regions and its general office that determines new water rates for the years 2022–2024. The assigned administrative law judge at the CPUC had issued a proposed decision on April 13, 2023 that, among other things, (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application, and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. The final decision issued on June 29, 2023 is consistent in all material respects with the proposed decision issued in April. The impact of retroactive rates for the full year of 2022 as well as the 2023 second-year rate increases for the first half of 2023 have been reflected in the results of operations for the six months ended June 30, 2023. Because of receiving a proposed decision in April 2023 that approved the settlement agreement in its entirety, the impact of retroactive rates for the full year of 2022 and the estimated second-year rate increases had been reflected in the 2023 first quarter results as it became probable that the approved retroactive rates for the full year of 2022 and the first three months of 2023 would be permitted to be billed to customers in the future.

The settlement agreement approved in the final decision (i) authorizes GSWC to invest approximately $404.8 million in capital infrastructure over the three-year cycle (excluding advice letter projects); (ii) increases the 2022 adopted revenues (excluding the advice letter project revenues) by approximately $30.3 million, or $0.59 per share, as compared to the 2021 adopted revenues, and increases the 2022 adopted supply costs by $9.6 million, or $0.19 per share, as compared to the 2021 adopted supply costs, which combined is an increase of $0.40 per share; and (iii) adopts new operating expense levels for 2022 including a higher depreciation expense resulting from overall higher composite depreciation rates based on a new depreciation study adopted in the decision.
Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the six months ended June 30, 2023 were based on 2021 adopted rates. As a result of receiving a final decision that approves the settlement agreement in its entirety, the impact of retroactive new rates for the full year of 2022 of $0.38 per share has been reflected in the six months ended June 30, 2023 results and included primarily (i) the increase in 2022’s adopted revenues and supply costs that is consistent with the settlement agreement, or $0.40 per share, as discussed above; and (ii) a higher overall depreciation expense for 2022 of approximately $790,000, or $0.02 per share, resulting from updated composite depreciation rates adopted in the final decision and which are reflected in the 2022 adopted revenue requirement. Because of receiving a proposed decision on April 13, 2023 that approved the settlement agreement in its entirety, the retroactive impact for the full year of 2022 had been reflected in the 2023 first quarter results, which at the time totaled $0.36 per share and included a reduction to revenues of $1.1 million, or $0.02 per share, to reflect the incremental impact of revenues subject to refund from the new 2022 rates as a result of the lower cost of debt in the pending cost of capital proceeding at that time. On June 29, 2023, the CPUC also adopted a final decision in the cost of capital proceeding, as described below, and all adjustments to rates are to be prospective and not retroactive and, therefore, the $0.02 per share recorded in the first quarter of 2023 was reversed in the second quarter of 2023 leaving the final impact from retroactive new rates for 2022 at $0.38 per share as described above.
The second-year rate increases for 2023 have also been reflected in the three and six months ended June 30, 2023. Through June 30, 2023, this included increases in revenues of approximately $23.0 million, or $0.45 per share, compared to the adopted 2021 rates, and increases in supply costs of approximately $4.4 million, or $0.09 per share, which combined is an increase of $0.36 per share for the six months ended June 30, 2023.
As a result of receiving the final decision in the general rate case, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Within 90 days after 2023 rates have been implemented, GSWC will also file to recover the impact of retroactive rates accumulated in GSWC's memorandum accounts, of which the majority of the balances will be recovered over a 36-month period. As of June 30, 2023, there is an aggregate cumulative amount of $50.3 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets with a corresponding increase in unbilled water revenues, and which represent the difference between the 2021 adopted rates billed to customers and the rates approved in the final decision for the full year of 2022 and second-year rate increases recorded through June 30, 2023.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021. On June 29, 2023, the CPUC adopted a final decision that, among other things, (i) adopts GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the Company's assessment of the final decision issued in June, all adjustments to rates are to be prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
Following the receipt of the final decision adopted on June 29 in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, GSWC recorded a change in estimate that resulted in an increase to water revenues during the second quarter of 2023 in the amount of $9.3 million, or $0.18 per share, as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022 and through the end of the first quarter of 2023. The lower revenues recorded for the full year of 2022 and in the first quarter of 2023 of $6.4 million and $2.9 million, respectively, were estimates of revenues subject to refund at that time associated with the lower cost of debt. Of the $6.4 million recorded in 2022, $1.7 million, or $0.03 per share, and $3.1 million, or $0.06 per share, were recorded during the three and six months ended June 30, 2022, respectively.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s rate increased by 102.8 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the first half of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that has been billed to water customers through the first half of 2023. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC's 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023.

Electric General Rate Case for the years 2023–2026:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. In February 2023, a scoping memo and ruling that set the final schedule and scope of issues in BVES’s general rate case proceeding was issued by the CPUC. Based on the schedule issued by the CPUC, a proposed decision is expected in the fourth quarter of 2023. Electric revenues billed to customers for the six months ended June 30, 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. When a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time.
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
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. As of June 30, 2023, ASUS has been awarded approximately $6.9 million in new construction projects for completion in 2023 through 2025. This is in addition to $34.4 million of new construction projects awarded in 2022, to be completed from late 2022 through 2025. Earnings and cash flows from modifications to the initial 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects which may or may not continue at current levels in future periods.
Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS had been under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects and has fully cooperated with the investigation. In July 2023, ASUS and the U.S. government entered into an agreement that settles civil and monetary claims by the U.S. government. This settlement did not have a material impact on Registrant’s financial statements.

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2023	6/30/2022	CHANGE
Water, adjusted*	$0.73	$0.43	$0.30
Electric	0.03	0.04	(0.01)
Contracted services	0.12	0.10	0.02
AWR (parent)	(0.02)	—	(0.02)
Consolidated diluted earnings per share, as adjusted	0.86	0.57	0.29
Impact related to the final cost of capital decision*	0.18	(0.03)	0.21
Consolidated diluted earnings per share, as recorded	$1.04	$0.54	$0.50
* The Water segment’s adjusted earnings for 2023 and 2022 exclude the impact of estimates and changes in estimates resulting from revenues subject to refund related to the cost of capital proceeding as previously discussed, and as shown separately in the table above. GSWC recorded an increase to water revenues during the second quarter of 2023 in the amount of $9.3 million, or $0.18 per share, to reverse its regulatory liability for revenues subject to refund due to a change in estimates from what had been recorded during 2022 and through the end of the first quarter of 2023. The lower revenues recorded during the three months ended June 30, 2022 totaled $1.7 million, or $0.03 per share, and were estimates of revenues subject to refund at that time.
For the three months ended June 30, 2023, AWR’s recorded consolidated diluted earnings were $1.04 per share, as compared to $0.54 per share for the same period in 2022, an increase of $0.50 per share, which includes a net favorable variance of $0.21 per share resulting from the impact of estimates and changes in estimates following the receipt of a final decision on the cost of capital proceeding in June 2023, as discussed and shown separately in the table above. Excluding this impact from both periods, for the three months ended June 30, 2023 and 2022, adjusted consolidated diluted earnings were $0.86 per share and $0.57 per share, respectively, an adjusted increase of $0.29 per share.
Also included in the results for the three months ended June 30, 2023 were gains totaling $1.5 million, or $0.03 per share, on investments held to fund one of the Company’s retirement plans, as compared to losses of $3.5 million, or $0.07 per share, for the same period in 2022, both due to financial market conditions. Excluding from both periods the gains and losses on investments and the impact of estimates and changes in estimates from the cost of capital proceeding, adjusted consolidated diluted earnings for the second quarter of 2023 were $0.83 per share as compared to adjusted diluted earnings of $0.64 per share for the same period in 2022, an adjusted increase of $0.19 per share, or a 30% increase, largely due to new 2023 water rates approved in GSWC's final decision in the general rate case proceeding received in June 2023.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended June 30, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q2 2023	Q2 2022	Q2 2023	Q2 2022	Q2 2023	Q2 2022	Q2 2023	Q2 2022	Q2 2023	Q2 2022
Operating income (loss) (Note 10)	$50,524	$27,711	$2,103	$2,038	$6,354	$4,571	$(36)	$(3)	$58,945	$34,317
Other (income) and expenses, net	5,057	7,720	645	218	357	(138)	1,161	361	7,220	8,161
Income tax expense (benefit)	11,934	5,103	247	215	1,506	1,108	(483)	(221)	13,204	6,205
Net income (loss)	$33,533	$14,888	$1,211	$1,605	$4,491	$3,601	$(714)	$(143)	$38,521	$19,951
Weighted Average Number of Diluted Shares	37,067	37,039	37,067	37,039	37,067	37,039	37,067	37,039	37,067	37,039
Diluted earnings (loss) per share	$0.91	$0.40	$0.03	$0.04	$0.12	$0.10	$(0.02)	$—	$1.04	$0.54

Water Segment:
For the three months ended June 30, 2023, recorded diluted earnings from the water utility segment were $0.91 per share, as compared to $0.40 per share for the same period in 2022, an increase of $0.51 per share, which include (i) a net favorable variance of $0.21 per share from the impact of the final cost of capital decision that resulted in the reversal during the second quarter of 2023 of revenues subject to refund due to a change in estimates from what had been recorded during 2022 and the first quarter of 2023, as shown separately in the table above, and (ii) a net favorable variance of $0.10 per share from gains totaling $1.5 million, or approximately $0.03 per share, recorded during the second quarter of 2023 on investments held to fund one of the Company's retirement plans, as compared to losses of $3.5 million, or approximately $0.07 per share, recorded for the same period in 2022.
Excluding from both periods the gains and losses on investments and the impact from the final cost of capital proceeding, adjusted diluted earnings for the second quarter of 2023 at the water segment were $0.70 per share as compared to adjusted diluted earnings of $0.50 per share for the same period in 2022, an adjusted increase at the water segment of $0.20 per share, or a 40.0% increase, due largely to the following items:
•An increase in water operating revenues of approximately $15.0 million largely as a result of the second-year increases related to the three months ended June 30, 2023. GSWC filed for the implementation of new 2023 rate increases upon receiving the final decision in June 2023. Because water revenues recorded during the three months ended June 30, 2022 were based on 2021 adopted rates, the increase in water revenues during the second quarter of 2023 represents the difference from the 2021 adopted rates and the 2023 second-year increases for the three-month period ended June 30, 2023.
•An increase in water supply costs of $2.8 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the second quarter of 2023 were based on 2023 authorized amounts approved in the final CPUC decision in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $406,000 (excluding supply costs), which negatively impacted earnings and was mainly due to increases in (i) overall labor costs, (ii) administrative and general expenses resulting largely from higher employee-related benefits and outside-services costs, and (iii) depreciation and amortization expenses resulting from additions to utility plant and the higher composite depreciation rates based on a revised depreciation study approved in the final decision on the water general rate case.
•An increase in interest expense (net of interest income) of $1.2 million resulting primarily from an overall increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditures programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded that resulted, in large part, from the final decision on the water general rate case.
•An overall increase in other expenses (net of other income) of $1.1 million due primarily to an increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through taxes and permanent items included in GSWC’s income tax expense for the three months ended June 30, 2023 as compared to the same period in 2022 that favorably impacted water earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment decreased by $0.01 per share for the three months ended June 30, 2023 as compared to the same period in 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.02 per share for the three months ended June 30, 2023 as compared to the same period in 2022, largely due to an increase in construction activity due to timing differences of when construction work was performed in 2023 as compared to the same period in 2022, and an increase in management fee revenue resulting from resolution of various economic price adjustments, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to the same period of 2022. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2023 year.
AWR (Parent):
For the three months ended June 30, 2023, diluted earnings from AWR (parent) decreased $0.02 per share compared to the same period in 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings under AWR’s revolving credit facility, as well as changes in state unitary taxes.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2023	6/30/2022	CHANGE
Water, adjusted*	$1.14	$0.69	$0.45
Electric	0.09	0.12	(0.03)
Contracted services	0.27	0.18	0.09
AWR (Parent)	(0.04)	(0.01)	(0.03)
Consolidated diluted earnings per share, as adjusted	1.46	0.98	0.48
Impact of retroactive rates related to the full year of 2022 from the final decision in the water general rate case (approximately $0.19 per share relates to the first half of 2022)*	0.38	—	0.38
Impact related to the final cost of capital decision*	0.13	(0.06)	0.19
Consolidated diluted earnings per share, as recorded	$1.97	$0.92	$1.05

* The Water segment’s adjusted earnings for 2023 exclude the impact of retroactive rates related to the full year of 2022 resulting from the final CPUC decision in the general rate case previously discussed, and for 2023 and 2022 they exclude the impact of estimates and changes in estimates resulting from revenues subject to refund related to the cost of capital proceeding, both shown separately in the table above.

For the six months ended June 30, 2023, AWR’s recorded consolidated diluted earnings were $1.97 per share, as compared to $0.92 per share for the same period in 2022, an increase of $1.05 per share, which includes: (i) the impact of retroactive new rates related to the full 2022 year of $0.38 per share as a result of receiving a final decision in the water general rate case, as discussed previously, and (ii) a net favorable variance of $0.19 per share from the impact of the final cost of capital decision that resulted in the reversal during the six months ended June 30, 2023 of revenues subject to refund of $6.4 million, or $0.13 per share, due to a change in estimates from what had been recorded during 2022, of which $3.1 million, or $0.06 per share, was related to the six months ended June 30, 2022. Excluding these items from both periods, for the six months ended June 30, 2023 and 2022, adjusted consolidated diluted earnings were $1.46 per share and $0.98 per share, respectively, an adjusted increase of $0.48 per share.
The impact of retroactive rates related to the full year of 2022 discussed and shown separately in the table above included primarily: (i) the increase in 2022’s adopted revenues and supply costs that is consistent with the settlement agreement, or $0.40 per share, and (ii) higher overall depreciation expense for 2022 of approximately $790,000, or $0.02 per share, resulting from higher composite depreciation rates adopted in the proposed decision and which are reflected in the 2022 adopted revenue requirement.
Also included in the results for the six months ended June 30, 2023 were gains totaling $3.1 million, or $0.06 per share, on investments held to fund one of the Company's retirement plans as compared to losses of $5.2 million, or $0.10 per share, for the same period in 2022, a net increase in earnings of $0.16 per share, both due to financial market conditions.
Excluding the gains and losses on investments from both periods, the impact of retroactive rates recorded in 2023 related to the full year of 2022, and the impact of estimates and changes in estimates from the cost of capital proceeding from both periods, adjusted consolidated diluted earnings for the six months ended June 30, 2023 were $1.40 per share as compared to adjusted diluted earnings of $1.08 per share for the same period in 2022, an adjusted increase of $0.32 per share, or a 30% increase, largely due to new 2023 water rates approved in GSWC's final decision in its general rate case proceeding.

The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the six months ended June 30, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022
Operating income (loss) (Note 10)	$90,763	$44,710	$5,734	$5,636	$13,650	$8,341	$(37)	$(5)	$110,110	$58,682
Other (income) and expenses, net	8,923	13,463	1,205	188	614	(309)	2,484	561	13,226	13,903
Income tax expense (benefit)	20,844	7,792	948	1,167	3,191	2,052	(1,027)	(345)	23,956	10,666
Net income (loss)	$60,996	$23,455	$3,581	$4,281	$9,845	$6,598	$(1,494)	$(221)	$72,928	$34,113
Weighted Average Number of Diluted Shares	37,058	37,029	37,058	37,029	37,058	37,029	37,058	37,029	37,058	37,029
Diluted earnings (loss) per share	$1.65	$0.63	$0.09	$0.12	$0.27	$0.18	$(0.04)	$(0.01)	$1.97	$0.92
Water Segment:
For the six months ended June 30, 2023, recorded diluted earnings from the water utility segment were $1.65 per share, as compared to $0.63 per share for the same period in 2022, an increase of $1.02 per share, which includes (i) the impact of retroactive new rates for the full year of 2022 of $0.38 per share, (ii) a net favorable variance of $0.19 per share from the impact of the final cost of capital decision that resulted in the reversal of $6.4 million, or $0.13 per share, during the six months ended June 30, 2023 of revenues subject to refund due to a change in estimates from what had been recorded during 2022 of which $3.1 million, or $0.06 per share, was recorded during the six months ended June 30, 2022, and (iii) a net favorable variance of $0.16 per share from gains totaling $3.1 million, or $0.06 per share incurred during the six months ended June 30, 2023 on investments held to fund a retirement plan, as compared to losses of $5.2 million, or $0.10 per share for the same period in 2022.
Excluding the gains and losses on investments from both periods, the impact of retroactive rates recorded in 2023 related to the full of 2022, and the impact of estimates and changes in estimates from the cost of capital proceeding from both periods, adjusted diluted earnings for the six months ended June 30, 2023 at the water segment were $1.08 per share as compared to adjusted diluted earnings of $0.79 per share for the same period in 2022, an adjusted increase at the water segment of $0.29 per share, or a 36.7% increase, due primarily to the following items:
•An increase in water operating revenues of approximately $24.6 million largely as a result of the second-year rate increases for 2023 that are retroactive to January 1, 2023 and have been reflected in the results for the six months ended June 30, 2023. GSWC filed for the implementation of new 2023 rate increases upon receiving the final decision in June 2023. Because water revenues recorded during the six months ended June 30, 2022 were based on 2021 adopted rates, the increase in water revenues during the first half of 2023 represents the difference from the 2021 adopted rates and the 2023 second-year rate increases for the six-month period ended June 30, 2023.
•An increase in water supply costs of $4.4 million, which consists of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the first half of 2023 were based on 2023 authorized amounts approved in the final CPUC decision in the water general rate case. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $1.7 million (excluding supply costs) mainly due to increases in (i) overall labor costs, (ii) other operation-related expenses resulting primarily from higher transportation costs, (iii) depreciation and amortization expenses resulting from additions to utility plant and the higher composite depreciation rates based on a revised depreciation study approved in the water general rate case, and (iv) property and other taxes; all partially offset by a decrease in maintenance expense.
•An overall increase in interest expenses (net of interest income) of $2.3 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditures program at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded resulting, in large part, from the decision on the water general rate case.
•An overall increase in other expenses (net of other income) of $2.2 million due primarily to an increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through taxes and permanent items included in GSWC’s income tax expense for the six months ended June 30, 2023 as compared to the same period in 2022 that favorably impacted water earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.03 per share for the six months ended June 30, 2023 as compared to the same period in 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.09 per share for the six months ended June 30, 2023 as compared to the same period in 2022, largely due to an increase in construction activity due to timing differences of when construction work was performed in 2023 as compared to the same period in 2022, and an increase in management fee revenue resulting from the resolution of various economic price adjustments, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to the same period of 2022. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2023 year.
AWR (Parent):
For the six months ended June 30, 2023, diluted earnings from AWR (parent) decreased $0.03 per share compared to the same period in 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings made under AWR’s revolving credit facility, as well as changes in state unitary taxes.
The following discussion and analysis for the three and six months ended June 30, 2023 and 2022 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$116,908	$90,856	$26,052	28.7%
Electric	8,828	8,217	611	7.4%
Contracted services	31,664	23,534	8,130	34.5%
Total operating revenues	157,400	122,607	34,793	28.4%

OPERATING EXPENSES
Water purchased	18,070	19,963	(1,893)	(9.5)%
Power purchased for pumping	2,869	2,930	(61)	(2.1)%
Groundwater production assessment	5,365	4,865	500	10.3%
Power purchased for resale	2,469	1,347	1,122	83.3%
Supply cost balancing accounts	2,837	(457)	3,294	*
Other operation	9,716	9,665	51	0.5%
Administrative and general	21,503	20,464	1,039	5.1%
Depreciation and amortization	10,258	10,171	87	0.9%
Maintenance	3,779	3,572	207	5.8%
Property and other taxes	5,555	5,452	103	1.9%
ASUS construction	16,034	10,318	5,716	55.4%
Total operating expenses	98,455	88,290	10,165	11.5%

OPERATING INCOME	58,945	34,317	24,628	71.8%

OTHER INCOME AND EXPENSES
Interest expense	(10,728)	(6,309)	(4,419)	70.0%
Interest income	1,803	437	1,366	312.6%
Other, net	1,705	(2,289)	3,994	*
	(7,220)	(8,161)	941	(11.5)%

INCOME BEFORE INCOME TAX EXPENSE	51,725	26,156	25,569	97.8%

Income tax expense	13,204	6,205	6,999	112.8%

NET INCOME	$38,521	$19,951	$18,570	93.1%

Basic earnings per Common Share	$1.04	$0.54	$0.50	92.6%

Fully diluted earnings per Common Share	$1.04	$0.54	$0.50	92.6%
* not meaningful

Operating Revenues:
General
GSWC and BVES rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings may be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the three months ended June 30, 2023, revenues from water operations increased by $26.1 million to $116.9 million as compared to the same period in 2022. The increase in water revenues was largely due to the second-year rate increases for 2023 effective as of January 1, 2023. Because water revenues recorded during the three months ended June 30, 2022 were based on 2021 adopted rates, the increase in water revenues during the second quarter of 2023 represents the difference from the 2021 adopted rates and the 2023 second-year increases for the three months period ended June 30, 2023. In addition, as a result of receiving a final decision on the cost of capital proceeding in June 2023, GSWC recorded a change in estimate during the second quarter of 2023 that resulted in the reversal of revenues subject to refund of $9.3 million that had been recorded in 2022 and the first quarter of 2023. All adjustments to rates from the final cost of capital decision are to be prospective and not retroactive.
Billed water consumption for the second quarter of 2023 was lower by approximately 17.0% as compared to the same period in 2022 due primarily to above average rainfall in California in the second quarter of 2023 as compared to the same period in 2022, which was one of the drier periods on record in California. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended June 30, 2023 increased by $611,000 to $8.8 million due, in part, to the final decision adopted in the water general rate case proceeding that updates the costs allocated from the general corporate office to the electric segment. The decision authorizes an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. There was also an increase in electric revenues from an advice letter filing related to a completed capital project.
Electric usage for the second quarter of 2023 was higher by 3.8% compared to the same period in 2022. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2023, revenues from contracted services increased $8.1 million to $31.7 million as compared to $23.5 million for the same period in 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to the same period of 2022.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. As of June 30, 2023, ASUS has been awarded approximately $6.9 million in new construction projects for completion in 2023 through 2025. This is in addition to $34.4 million of new construction projects awarded in 2022, to be completed from late 2022 through 2025. Earnings and cash flows from modifications to the initial 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects, which may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 32.1% and 32.4% of total operating expenses for the three months ended June 30, 2023 and 2022, respectively.

Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The actual percentages of purchased water for the three months ended June 30, 2023 and 2022 were approximately 46% and 45%, respectively, as compared to the authorized adopted percentages of 43% and 36% for the three months ended June 30, 2023 and 2022, respectively. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended June 30, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water purchased	$18,070	$19,963	$(1,893)	-9.5%
Power purchased for pumping	2,869	2,930	(61)	-2.1%
Groundwater production assessment	5,365	4,865	500	10.3%
Water supply cost balancing accounts *	2,787	(1,500)	4,287	**
Total water supply costs	$29,091	$26,258	$2,833	10.8%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2,837,000 and $(457,000) for the three months ended June 30, 2023 and 2022, respectively.
** not meaningful
Purchased water costs for the second quarter of 2023 decreased to $18.1 million as compared to $20.0 million for the same period in 2022 largely due to decreases in water consumption and production that was driven by above-average rainfall in 2023, partially offset by increases in wholesale water costs. Groundwater production assessments increased largely due to pump tax rate increases, partially offset by a decrease in well production compared to the three months ended June 30, 2022.
For the three months ended June 30, 2023, the water supply cost balancing account had a $2.8 million over-collection as compared to a $1.5 million under-collection during the same period in 2022. The increase in over-collection was primarily due to updated adopted supply costs from the final decision received in the water general rate case proceeding.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended June 30, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Power purchased for resale	$2,469	$1,347	$1,122	83.3%
Electric supply cost balancing account *	50	1,043	(993)	-95.2%
Total electric supply costs	$2,519	$2,390	$129	5.4%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2,837,000 and $(457,000) for the three months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023, the cost of power purchased for resale to BVES’s electric customers increased by $1.1 million to $2.5 million as compared to $1.3 million during the same period in 2022 due to an increase in customer usage and an increase in California Independent System Operator (“CAISO”) settlement credits received during the second quarter of 2022 with no similar credits in 2023. In addition, excluding the CAISO credits received in the second quarter of 2022, the average price per megawatt-hour, including fixed costs, increased from $70.42 for the three months ended June 30, 2022 to $75.07 for the same period in 2023. The over-collection in the electric supply cost balancing account decreased by $993,000 as compared to the three months ended June 30, 2022 due to the higher amount of CAISO credits received in 2022, which are passed through to customers, as will as the higher customer demand in 2023.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2023 and 2022, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$7,221	$7,281	$(60)	(0.8)%
Electric Services	768	640	128	20.0%
Contracted Services	1,727	1,744	(17)	(1.0)%
Total other operation	$9,716	$9,665	$51	0.5%
The increase in other operation expenses at the electric segment was due primarily to higher operation-related labor and outside services costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$14,282	$13,987	$295	2.1%
Electric Services	1,911	1,803	108	6.0%
Contracted Services	5,274	4,671	603	12.9%
AWR (parent)	36	3	33	*
Total administrative and general	$21,503	$20,464	$1,039	5.1%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-services, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Administrative and general expenses increased at the electric segment primarily due to an increase in costs allocated from the general corporate office as a result of the allocation ratio update authorized in the decision on the water general rate case. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment mainly due to higher labor and legal and other outside-service costs.
Depreciation and Amortization
For the three months ended June 30, 2023 and 2022, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$8,674	$8,553	$121	1.4%
Electric Services	759	686	73	10.6%
Contracted Services	825	932	(107)	(11.5)%
Total depreciation and amortization	$10,258	$10,171	$87	0.9%
The overall increase in depreciation and amortization expenses resulted from additions to utility plant and other fixed assets and higher composite depreciation rates at the water segment based on a revised depreciation study approved in the final decision in the water general rate case.

Maintenance
For the three months ended June 30, 2023 and 2022, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$2,556	$2,511	$45	1.8%
Electric Services	277	241	36	14.9%
Contracted Services	946	820	126	15.4%
Total maintenance	$3,779	$3,572	$207	5.8%
Overall maintenance expense increased at all segments due to both higher planned and unplanned maintenance costs as compared to the same period in 2022.
Property and Other Taxes
For the three months ended June 30, 2023 and 2022, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$4,560	$4,555	$5	0.1%
Electric Services	491	419	72	17.2%
Contracted Services	504	478	26	5.4%
Total property and other taxes	$5,555	$5,452	$103	1.9%
Property and other taxes increased largely because of higher franchise fees at the water segment resulting from higher water revenues recognized in 2023 compared to 2022 and higher property taxes at the electric segment, partially offset by favorable property tax true-ups at the water segment resulting from changes to property tax assessments in certain counties.
ASUS Construction
For the three months ended June 30, 2023, construction expenses for contracted services were $16.0 million, an increase of $5.7 million compared to the same period in 2022 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2023 as compared to the same period of 2022.
Interest Expense
For the three months ended June 30, 2023 and 2022, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$7,835	$5,464	$2,371	43.4%
Electric Services	952	384	568	147.9%
Contracted Services	518	104	414	398.1%
AWR (parent)	1,423	357	1,066	298.6%
Total interest expense	$10,728	$6,309	$4,419	70.0%
AWR’s borrowings consist of bank notes under revolving credit facilities and long-term debt issuances at GSWC and BVES. Consolidated interest expense increased as compared to the same period in 2022 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates.

Interest Income
For the three months ended June 30, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$1,320	$146	$1,174	*
Electric Services	298	89	209	234.8%
Contracted Services	191	206	(15)	(7.3)%
AWR (parent)	(6)	(4)	(2)	50.0%
Total interest income	$1,803	$437	$1,366	312.6%
* not meaningful
For the three months ended June 30, 2023, overall interest income increased by $1.4 million as compared to the sme period in 2022 due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rate, which have increased compared to 2022’s rates, as well as an overall increase in recorded regulatory assets as a result of the final decision in the water general rate case adopted in June 2023.
Other Income and (Expenses), net
For the three months ended June 30, 2023 and 2022, other income and (expenses), net by business segment, including AWR (parent),consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$1,458	$(2,402)	$3,860	*
Electric Services	9	77	(68)	*
Contracted Services	(30)	36	(66)	*
AWR (parent)	268	—	268	N/A
Total other income and (expenses), net	$1,705	$(2,289)	$3,994	*
* not meaningful
For the three months ended June 30, 2023, other income (net of other expenses) increased mostly as a result of gains of $1.5 million recorded on investments held to fund one of the Company’s retirement plans, as compared to losses of $3.5 million generated during the same period in 2022, both due to financial market conditions. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the three months ended June 30, 2023 and 2022, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$11,934	$5,103	$6,831	133.9%
Electric Services	247	215	32	14.9%
Contracted Services	1,506	1,108	398	35.9%
AWR (parent)	(483)	(221)	(262)	118.6%
Total income tax expense	$13,204	$6,205	$6,999	112.8%
Consolidated income tax expense for the three months ended June 30, 2023 increased by $7.0 million primarily due to an increase in pretax income as compared to the same period in 2022. AWR’s ETR was 25.5% and 23.7% for the three months ended June 30, 2023 and 2022, respectively. GSWC’s ETR was 26.2% and 25.5% for the three months ended June 30, 2023 and 2022, respectively. The increase in AWR (parent)’s tax benefit during the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in pretax loss at AWR (parent) resulting from higher interest expense, as well as changes in state unitary taxes.
For a comparison of the financial results for the second quarter of 2022 to 2021, see “Consolidated Results of Operations-Three Months Ended June 30, 2022 and June 30, 2021” in Registrant’s Form 10-Q for the period ended June 30, 2022 filed with the SEC.

Consolidated Results of Operations — Six Months Ended June 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$229,620	$164,762	$64,858	39.4%
Electric	21,732	20,109	1,623	8.1%
Contracted services	67,471	46,306	21,165	45.7%
Total operating revenues	318,823	231,177	87,646	37.9%

OPERATING EXPENSES
Water purchased	32,374	37,811	(5,437)	(14.4)%
Power purchased for pumping	5,223	5,304	(81)	(1.5)%
Groundwater production assessment	9,198	9,076	122	1.3%
Power purchased for resale	7,455	6,513	942	14.5%
Supply cost balancing accounts	14,403	(6,800)	21,203	*
Other operation	19,832	18,332	1,500	8.2%
Administrative and general	45,050	43,436	1,614	3.7%
Depreciation and amortization	21,461	20,285	1,176	5.8%
Maintenance	6,929	6,712	217	3.2%
Property and other taxes	11,850	11,305	545	4.8%
ASUS construction	34,938	20,521	14,417	70.3%
Total operating expenses	208,713	172,495	36,218	21.0%

OPERATING INCOME	110,110	58,682	51,428	87.6%

OTHER INCOME AND EXPENSES
Interest expense	(20,209)	(11,915)	(8,294)	69.6%
Interest income	3,667	720	2,947	409.3%
Other, net	3,316	(2,708)	6,024	*
	(13,226)	(13,903)	677	(4.9)%

INCOME BEFORE INCOME TAX EXPENSE	96,884	44,779	52,105	116.4%

Income tax expense	23,956	10,666	13,290	124.6%

NET INCOME	$72,928	$34,113	$38,815	113.8%

Basic earnings per Common Share	$1.97	$0.92	$1.05	114.1%

Fully diluted earnings per Common Share	$1.97	$0.92	$1.05	114.1%
* not meaningful

Operating Revenues:
General
GSWC and BVES rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if the Military Utility Privatization Subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at the Military Utility Privatization Subsidiaries, which may or may not continue at current levels in future periods.
Water
For the six months ended June 30, 2023, revenues from water operations increased by $64.9 million to $229.6 million as compared to the same period in 2022. The increase in water revenues was largely because of the adoption of a final decision in in the water general rate case that included the impact of retroactive newly adopted rates for the full year of 2022 of $30.3 million, as well as the second-year rate increases for 2023. In addition, as a result of receiving a final decision in the cost of capital proceeding in June 2023, GSWC recorded a change in estimate during the six months ended June 30, 2023 that resulted in the reversal of revenues subject to refund of $6.4 million that had been recorded in 2022. All adjustments to rates from the final cost of capital decision are to be prospective and not retroactive.
Billed water consumption for the first six months of 2023 was lower by 17.0% as compared to the same period in 2022 due primarily to above average rainfall in California in the first half of 2023 as compared to the same period in 2022, which was one of the driest on record. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the six months ended June 30, 2023 increased by $1.6 million to $21.7 million due, in large part, to the final decision adopted in the water general rate case proceeding that updates the costs allocated from the general corporate office to the electric segment. The final decision authorizes an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. There was also an increase in electric revenues from an advice letter filing related to a completed capital project.
Electric usage for the six months ended June 30, 2023 was flat compared to the same period in 2022.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the six months ended June 30, 2023, revenues from contracted services increased $21.2 million to $67.5 million as compared to $46.3 million for the same period in 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to the same period of 2022.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 32.9% and 30.1% of total operating expenses for the six months ended June 30, 2023 and 2022, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the six months ended June 30, 2023 and 2022 were approximately 44% and 46%, respectively, as compared to the authorized adopted percentages of 41% and 33% for the six months ended June 30, 2023 and 2022, respectively. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the six months ended June 30, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water purchased	$32,374	$37,811	$(5,437)	-14.4%
Power purchased for pumping	5,223	5,304	(81)	-1.5%
Groundwater production assessment	9,198	9,076	122	1.3%
Water supply cost balancing accounts *	15,412	(6,567)	21,979	**
Total water supply costs	$62,207	$45,624	$16,583	36.3%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $14,403,000 and $(6,800,000) for the nine months ended June 30, 2023 and 2022, respectively.
** not meaningful
Purchased water costs during the six months ended June 30, 2023 decreased to $32.4 million as compared to $37.8 million for the same period in 2022 largely due to decreases in water consumption and production that was driven by above-average rainfall in 2023 and from overall improvements in drought conditions in 2023 as compared to 2022, partially offset by increases in wholesale water costs. Groundwater production assessments increased due to increases in pump tax rates during the six months ended June 30, 2023 as compared to the same period in 2022.
For the six months ended June 30, 2023, the water supply cost balancing account had a $15.4 million over-collection as compared to a $6.6 million under-collection during the same period in 2022. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the water general rate case proceeding received in June 2023. This increase includes the full year impact of 2022 to reflect newly adopted supply costs retroactive to January 1, 2022, with a corresponding and offsetting increase in adopted water revenues, resulting in no impact to earnings.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the six months ended June 30, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Power purchased for resale	$7,455	$6,513	$942	14.5%
Electric supply cost balancing account *	(1,009)	(233)	(776)	333.0%
Total electric supply costs	$6,446	$6,280	$166	2.6%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $14,403,000 and $(6,800,000) for the six months ended June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023, the cost of power purchased for resale to BVES’s electric customers increased to $7.5 million as compared to $6.5 million during the same period in 2022 primarily due to higher average prices per megawatt-hour. The average price per megawatt-hour, excluding certain fixed costs, increased from $76.82 for the six months ended June 30, 2022 to $85.96 for the same period in 2023.  The increase in under-collection in the electric supply cost balancing account during the six months ended June 30, 2023 compared to the same period in 2022 was due primarily to increases in energy prices experienced since 2022.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2023 and 2022, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$14,492	$13,635	$857	6.3%
Electric Services	1,827	1,516	311	20.5%
Contracted Services	3,513	3,181	332	10.4%
Total other operation	$19,832	$18,332	$1,500	8.2%
For the six months ended June 30, 2023, the increase in other operation expenses at the water segment was due primarily to higher operation-related labor, transportation and outside-service costs, partially offset by lower water treatment costs. As a result of receiving the final decision in the water general rate case, the increase at the water segment also included a cumulative depreciation adjustment for 2022 of $212,000 on GSWC’s transportation equipment, which is recorded in other operation expenses.
The increase at the electric segment was due primarily to operation-related labor and transportation expense. Transportation costs were higher due, in part, to increases in fuel and maintenance costs compared to the same period in 2022.
The increase at the contracted services segment was due primarily to higher operation-related labor and outside services incurred for oil water separators and the water treatment plant.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$29,663	$29,583	$80	0.3%
Electric Services	4,584	3,969	615	15.5%
Contracted Services	10,766	9,879	887	9.0%
AWR (parent)	37	5	32	*
Total administrative and general	$45,050	$43,436	$1,614	3.7%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-service costs, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings. In addition, there was a reduction of approximately $447,000 to reflect the final decision on the water general rate case that authorized the recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment primarily due to an increase in costs allocated from the general corporate office because of the allocation ratio update authorized in the final decision on the water general rate case. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment due to an increase in labor and legal and other outside-service costs.

Depreciation and Amortization
For the six months ended June 30, 2023 and 2022, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$18,280	$17,098	$1,182	6.9%
Electric Services	1,507	1,340	167	12.5%
Contracted Services	1,674	1,847	(173)	(9.4)%
Total depreciation and amortization	$21,461	$20,285	$1,176	5.8%
The water general rate case final decision approves overall higher composite depreciation rates based on a revised depreciation study. The increase in composite depreciation rates increases the adopted water revenue requirement, with a corresponding increase in adopted depreciation expense, resulting in no impact to net earnings. The overall increase in depreciation and amortization expenses at the water segment included the retroactive impact for the full year of 2022 of approximately $576,000. In addition, the increase to depreciation and amortization was also attributed to additions to utility plant and other fixed assets at the regulated utilities.
Maintenance
For the six months ended June 30, 2023 and 2022, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$4,516	$4,667	$(151)	(3.2)%
Electric Services	598	491	107	21.8%
Contracted Services	1,815	1,554	261	16.8%
Total maintenance	$6,929	$6,712	$217	3.2%
Maintenance expense decreased at the water segment due, in part, to a reduction of approximately $98,000 to reflect the final decision in the water general rate case that authorized the recovery of previously incurred costs that were tracked in CPUC-authorized memorandum accounts and overall lower planned and unplanned maintenance as compared to the same period in 2022. Maintenance expense increased at the electric and contracted services segments due to higher planned and unplanned maintenance expenses incurred as compared to the same period in 2022.
Property and Other Taxes
For the six months ended June 30, 2023 and 2022, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$9,699	$9,445	$254	2.7%
Electric Services	1,036	877	159	18.1%
Contracted Services	1,115	983	132	13.4%
Total property and other taxes	$11,850	$11,305	$545	4.8%
Property and other taxes increased at the water segment primarily due to an increase in franchise fees resulting from higher water revenues, partially offset by favorable property tax true-ups resulting from changes in property tax assessments for certain counties. In addition, there was an increase in property taxes at the electric segment resulting from an increase in capital additions and higher assessed values, and an increase in gross receipts taxes at the contracted services segment from higher construction activity.
ASUS Construction
For the six months ended June 30, 2023, construction expenses for contracted services were $34.9 million, increasing $14.4 million compared to the same period in 2022 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2023 as compared to the same period of 2022.

Interest Expense
For the six months ended June 30, 2023 and 2022, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$14,757	$10,700	$4,057	37.9%
Electric Services	1,786	496	1,290	260.1%
Contracted Services	934	166	768	462.7%
AWR (parent)	2,732	553	2,179	394.0%
Total interest expense	$20,209	$11,915	$8,294	69.6%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to the same period in 2022 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates both short- and long-term. On January 13, 2023, GSWC issued $130.0 million unsecured private-placement notes consisting of: $100.0 million in aggregate notes at a coupon rate of 5.12% due January 31, 2033, and $30.0 million in aggregate notes at a coupon rate of 5.22% due January 31, 2038. In April 2022, BVES issued $35.0 million in unsecured private-placement notes consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.
Interest Income
For the six months ended June 30, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$2,748	$237	$2,511	*
Electric Services	559	88	471	*
Contracted Services	380	403	(23)	(5.7)%
AWR (parent)	(20)	(8)	(12)	*
Total interest income	$3,667	$720	$2,947	*
* not meaningful
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rates, which have increased since 2022, as well as an overall increase in recorded regulatory assets as a result of the final decision in the water general rate case, partially offset by lower interest income recognized on certain construction projects at the contracted services segment as compared to the same period in 2022.
Other Income and (Expenses), net
For the six months ended June 30, 2023 and 2022, other income and (expenses), net by business segment, consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$3,086	$(3,000)	$6,086	(202.9)%
Electric Services	22	220	(198)	(90.0)%
Contracted Services	(60)	72	(132)	(183.3)%
AWR (parent)	268	—	268	100.0%
Total other income and (expenses), net	$3,316	$(2,708)	$6,024	(222.5)%
    For the six months ended June 30, 2023, other income (net of other expenses) increased mostly because of gains of $3.1 million recorded on investments held to fund one of the Company’s retirement plans, as compared to losses of $5.2 million incurred during the same period in 2022, both due to financial market conditions. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the six months ended June 30, 2023 and 2022, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ CHANGE	% CHANGE
Water Services	$20,844	$7,792	$13,052	167.5%
Electric Services	948	1,167	(219)	(18.8)%
Contracted Services	3,191	2,052	1,139	55.5%
AWR (parent)	(1,027)	(345)	(682)	197.7%
Total income tax expense	$23,956	$10,666	$13,290	124.6%
Consolidated income tax expense for the six months ended June 30, 2023 increased by $13.3 million primarily due to an increase in pretax income as compared to the same period in 2022. AWR’s ETR was 24.7% and 23.8% for the six months ended June 30, 2023 and 2022, respectively. GSWC’s ETR was 25.5% and 24.9% for the six months ended June 30, 2023 and 2022, respectively. The increase in AWR (parent)’s tax benefit during the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in pretax loss at AWR (parent) resulting from higher interest expense, as well as changes in state unitary taxes.
For a comparison of the financial results for the first six months of 2021 to 2020, see “Consolidated Results of Operations-Six Months Ended June 30, 2022 and June 30, 2021” in Registrant’s Form 10-Q for the period ended June 30, 2022 filed with the SEC.

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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and as market interest rates increase. In addition, as the capital investment program continues to increase, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVES will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $677.4 million was available for GSWC to pay dividends to AWR on June 30, 2023. Approximately $68.4 million was available for BVES to pay dividends to AWR as of June 30, 2023. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On June 28, 2023, AWR and GSWC each executed new credit agreements with terms of five years provided by a syndicate of banks and financial institutions for a total combined unsecured revolving credit facilities of $350.0 million. These syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank. AWR’s new credit agreement provides for a $150.0 million unsecured revolving credit facility to support AWR parent and its contracted services subsidiary, while GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its water operations and capital expenditures. Both credit facilities may be expanded up to an additional amount of $75 million, subject to the lenders’ approval. AWR previously borrowed under a revolving credit facility with a borrowing capacity of $280.0 million and provided funds to both GSWC and ASUS in support of their operations through intercompany borrowing agreements on terms that are similar to that of the credit facility.
BVES has a separate revolving credit facility without a parent guaranty, which was amended on June 16, 2023, to increase the borrowing capacity from $35.0 million to $50.0 million. In addition, BVES’s amended credit agreement also included (i) the extension of the credit facility to mature on July 1, 2026, (ii) conversion of the interest rate on new borrowings to the benchmark rate Secured Overnight Financing Rate (“SOFR”), and (iii) an option to increase the facility by an additional $25.0 million, subject to lender approval. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period. In addition, on June 13, 2023, BVES filed a financing application with the CPUC, pending approval, that requests the authorization for the issuance and sale of additional debt and equity securities of up to $120.0 million.
In July 2023, Standard and Poor’s Global Ratings (“S&P”) downgraded AWR’s credit rating from A+ to A, while affirming GSWC's A+ credit rating. S&P also revised the outlook for both companies from negative to stable. In January 2023, Moody’s Investors Service (“Moody’s”) affirmed its A2 rating with a stable outlook for GSWC. Securities ratings are not recommendations to buy, sell or hold a security, and are subject to change or withdrawal at any time by the rating agencies. Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.

AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On August 1, 2023, AWR’s Board of Directors approved an 8.2% increase in the third quarter dividend from $0.3975 per share to $0.4300 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 1, 2023 to shareholders of record at the close of business on August 15, 2023. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 69 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 9.4% over the last five years. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $17.8 million for the six months ended June 30, 2023 as compared to $56.9 million for the same period in 2022. During the first quarter of 2022, GSWC and BVES received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to aid customers in paying delinquent water and electric customer bills incurred during the pandemic. There were no relief funds received during the first half of 2023.
The decrease in operating cash flows was also due to a 17.0% decrease in billed water consumption, as well as the delay in receiving the water general rate case final decision as billed water revenues in 2022 and first half of 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. Upon receiving the decision, GSWC filed for the implementation of new 2023 rate increases. The new rates for 2023 went into effect on July 31, 2023. Within 90 days after 2023 rates have been implemented, GSWC intends to also file for recovery of retroactive amounts accumulated through July 31, 2023 related to the new 2022 and 2023 rates, of which the majority of the balances will be recovered over a 36-month period. Furthermore, the decrease in operating cash flows was also due to differences in the timing of vendor payments, and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
The decrease in operating cash flows discussed above was partially offset by differences in the timing of income tax installment payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $87.8 million for the six months ended June 30, 2023 as compared to $76.4 million for the same period in 2022, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities, and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2023, the regulated utilities’ company-funded capital expenditures are expected to be between $140 million and $160 million, barring any delays resulting from changes in capital improvement schedules due to supply-chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, (iii) the proceeds from unsecured new revolving credit facilities for AWR, GSWC and BVES, and (iv) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s new credit facility is used to support AWR parent and its contracted services subsidiary and borrowings on GSWC and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $65.1 million for the six months ended June 30, 2023 as compared to cash used of $25.4 million during the same period in 2022. The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support operations affected by a significant decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at the regulated utilities. In January 2023, GSWC issued $130.0 million of unsecured private-placement notes and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which in turn used the proceeds to pay down outstanding borrowings under the AWR credit facility at that time.
In addition, on June 28, 2023, AWR and GSWC each executed new unsecured syndicated credit facilities to replace AWR’s previous credit agreement with a sole bank. During the six months ended June 30, 2023, AWR had a net decrease in borrowings from all of its credit facilities of $35.7 million, while during the six months ended June 30, 2022, AWR had a net increase in borrowings on its credit facilities of $18.0 million to support operations and capital expenditures.
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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments from its parent, AWR, to help fund a portion of its operations and construction expenditures. On June 28, 2023, GSWC executed its own separate credit agreement that provides for a $200.0 million unsecured revolving credit facility to support GSWC’s operations and capital expenditures. Under GSWC’s new credit agreement, the borrowing capacity may be expanded up to an additional amount of $75.0 million, subject to the lenders’ approval. Previously, AWR borrowed under a revolving credit facility and provided funds to GSWC in support of its operations under intercompany borrowing arrangements.
In January 2023, GSWC issued (i) one Common Share to AWR for $10.0 million, and (ii) $130.0 million in unsecured private placement long-term notes. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off in full its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC's borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.
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

Cash Flows from Operating Activities:
Net cash provided by operating activities was $27.2 million for the six months ended June 30, 2023 as compared to $43.2 million for the same period in 2022.  During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water bills incurred during the pandemic. There were no relief funds received during the first half of 2023. The decrease in operating cash flow was also due to a 17.0% decrease in billed water consumption, as well as the delay in receiving the final water general rate case decision as billed water revenues in 2022 and 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. Upon receiving the decision, GSWC filed for the implementation of new 2023 rate increases. The new rates for 2023 went into effect on July 31, 2023. Within 90 days after 2023 rates have been implemented, GSWC also intends to file for recovery of retroactive amounts accumulated through July 31, 2023 related to the new 2022 and 2023 rates, of which the majority of the balances will be recovered over a 36-month period. Furthermore, the decrease in operating cash flows was also due to differences in the timing of vendor payments.
The decrease in operating cash flows discussed above was partially offset by differences in the timing of income tax installment payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $76.4 million for the six months ended June 30, 2023 as compared to $66.9 million for the same period in 2022, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $49.2 million for the six months ended June 30, 2023 as compared to $26.6 million net cash used for the same period in 2022.  The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support water operations affected by a significant decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at GSWC.
In January 2023, GSWC issued $130.0 million of unsecured private-placement notes and also issued $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. On June 28, 2023, GSWC entered into an unsecured revolving credit facility that provided net borrowings of $77.3 million for the six months ended June 30, 2023. GSWC used the proceeds from the borrowings under the new credit facility to again pay-off in full all of its intercompany borrowings owed to AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings it has from AWR within a 24-month period. As a result, during the six months ended June 30, 2023, GSWC had net payments on intercompany borrowings of $129.0 million. During the six months ended June 30, 2022, GSWC had an increase in net intercompany borrowings of $54.0 million from AWR parent.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” section of the Registrant’s Form 10-K for the year ended December 31, 2022 filed with the SEC for a detailed discussion of contractual obligations and other commitments.
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
Regulatory Matters
An update on various regulatory matters is included in the discussion under the section titled “Overview” in this Form 10-Q’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion below focuses on other regulatory matters and developments.
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the six months ended June 30, 2023 and 2022 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision on its general rate case application. The new rates for 2022 and 2023 are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the second-year 2023 rate increases have been reflected in the results for the six months of 2023. GSWC filed for the implementation of new 2023 rate increases effective on July 31, 2023. Within 90 days after 2023 rates have been implemented, GSWC will also file to recover all retroactive amounts accumulated through the effective date of the new 2023 rates.
Cost of Capital Proceeding
On June 29, 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on an assessment of the final decision issued in June, all adjustments to rates are to be prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
GSWC recognized revenues for the first half of 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that has been billed to water customers through the first half of 2023. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which will increase the 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023.
Electric Segment:
Recent Changes in Rates
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for the six months ended June 30, 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Because new rates are expected to be retroactive to January 1, 2023, when a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. Based on the established schedule in this proceeding, a proposed decision is expected in the fourth quarter of 2023.
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
Drinking Water Notification Levels:
In March 2023, the U.S. EPA proposed maximum contaminant levels (“MCLs”) for various individual and specific chemicals that are referred to as perfluoroalkyl substances (“PFAS”) compounds in drinking water. When finalized, the proposed regulation will require public water systems to monitor and treat for these chemicals. It will also require water systems to notify the customers and reduce the levels if it exceeds the regulatory standards. The U.S. EPA anticipates finalizing and adopting this rule by the end of 2023. Once the rule is finalized, water systems will be required to comply with the MCLs after a specified implementation period, which is currently anticipated to be three years from the rule-adoption date. These proposed MCLs, once finalized, are expected to increase GSWC’s water treatment and other operating costs.
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
Drought Impact:
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources (“DWR”) and State Water Resources Control Board (“SWRCB”). A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The SWRCB is expected to begin a formal rulemaking process in the next several months and consider adoption of a final regulation for overall conservation standards by the end of this year or early 2024 that will include the indoor standard as well as outdoor use standards.

California started the 2023 water year, beginning on October 1, 2022, as a potentially fourth driest consecutive year of drought. However, a series of atmospheric storm events occurring during the first half of 2023 delivered a promising outlook to the State’s supply conditions. As of August 1, 2023, the U.S. Drought Monitor reported that that 26% of California was “abnormally dry” with 7% characterized as “moderate drought.” This is in stark contrast to 97% of California in “severe drought” just one year ago.

At the start of 2023, DWR initially set the California State Water Project (“SWP”) allocations at 5%. However, due to improved precipitation and snow levels experienced state-wide, DWR increased the SWP allocation to 75%, and as a result, the Metropolitan Water District of Southern California (“MWD”) lifted restrictions that had impacted SWP dependent service areas of Simi Valley and Claremont that had been in place since mid-2022. DWR again increased the SWP allocation to 100% on April 20, 2023, which is the first time the full contracted SWP allocation has been at this level since 2006. As a result of improved hydrologic conditions, several of the key State's reservoirs, including Lake Oroville and San Luis Reservoir, have been replenished to capacity or nearing capacity, thus bolstering California's water available in storage.
On March 15, 2023, the governor of California issued an executive order modifying the drought restrictions that were issued in March 2022. The order ended the voluntary water use requirement as well as the required stage 2 implementation of the water supply contingency plans but did not end all water use restrictions. GSWC will continue to work with its local suppliers to assess water supply conditions and water-use restrictions in its service areas and make appropriate adjustments as needed. In response to improving supply conditions throughout the State, GSWC made an advice letter filing with the CPUC to move from stage 2 to stage 1, which became effective on May 14, 2023 in all of GSWC's service areas except for three coastal systems that are still experiencing depressed groundwater water levels.
Prolonged drought conditions still exist on the Colorado River System, which is experiencing historically low reservoir levels in Lake Mead and Lake Powell. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). The Bureau prepared a supplemental environmental impact statement with options that may result in modifications to current agreements. This may result in water delivery cuts by all of the lower states including California. However, California along with the other two lower river states issued a plan in late May of 2023, which calls for a water use reduction of 3 million acre-feet through the end of 2026. The details of how those cuts will be achieved are still not available.

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

Cybersecurity Matters
The increase in cyberattacks results in a greater threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information technology to monitor and address these threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities. See “Item 1. Business” section of Registrant’s Form 10-K for the year-ended December 31, 2022 filed with the SEC for a discussion of cybersecurity matters.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. There are no current accounting pronouncements that Registrant believes will significantly impact its consolidated financial statements.

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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The shareholders of AWR have approved the material features of all equity compensation plans under which AWR issues equity securities. The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2023	238		$91.43	—	—
May 1 – 31, 2023	255		$88.64	—	—
June 1 – 30, 2023	18,705		$88.64	—	—
Total	19,198	(2)	$88.67	—
(1)      None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.
(2)   These Common Shares were acquired on the open market for employees pursuant to the GSWC’s 401(k) plan and for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)    Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On August 1, 2023, AWR’s Board of Directors approved an 8.2% increase in the third quarter dividend from $0.3975 per share to $0.4300 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 1, 2023 to shareholders of record at the close of business on August 15, 2023.
(b)    There have been no material changes during the second quarter of 2023 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended June 30, 2023, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans.
Except as disclosed below, during the quarter ended June 30, 2023, no officer or director adopted, terminated, or modified any plan that might be considered a non-Rule 10b5-1 plan. Certain of our officers, as applicable, have made elections to participate in, and are participating in, our dividend reinvestment plan and purchase AWR common shares through the AWR stock fund under the Company's 401(k) plan. It is possible that either the 401(k) plan or the dividend reinvestment plan might be deemed to be a non-Rule 10b5-1 plan.

On April 12, 2023, David Schickling, Vice President of Water Operations, elected a prospective change to his 401(k) plan contribution percentage of the AWR stock fund from 5% to 0%. This election remains in effect until it is changed again under the terms of the 401(k) plan.

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8	Credit Agreement of American States Water Company dated June 29, 2023, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on July 5, 2023

10.9	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on April 2, 2014 (2)

10.10	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.11	Credit Agreement of Golden State Water Company dated June 29, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.12	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.13	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 26, 2023 (2)

10.14
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.15	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.16	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.17	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.18	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.19	Contract for Professional Services effective June 15, 2022 incorporated by reference from Exhibit 10.2 to Form 8-K filed on January 21, 2022 (2)

10.20	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.21	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.22	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.23	Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 31, 2023 (2)

10.24	Form of 2023 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 31, 2023 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 7, 2023