Form 10-Q
period 2023-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2023-11-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2023

or

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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit such files).

American States Water Company	Yes	☒	No	☐
Golden State Water Company	Yes	☒	No	☐

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
 Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

American States Water Company	Yes	☐	No	☒
Golden State Water Company	Yes	☐	No	☒

As of November 3, 2023, the number of Common Shares outstanding of American States Water Company was 36,980,592 shares. As of November 3, 2023, all of the 171 outstanding Common Shares of Golden State Water Company were owned by American States Water Company.
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
This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading titled “General” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References in this report to “Registrant” are to AWR and GSWC collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2023	December 31, 2022
Property, Plant and Equipment
Regulated utility plant, at cost	$2,433,884	$2,321,712
Non-utility property, at cost	39,239	38,285
Total	2,473,123	2,359,997
Less - Accumulated depreciation	(622,652)	(606,231)
Net property, plant and equipment	1,850,471	1,753,766

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	37,767	36,907
Total other property and investments	38,883	38,023

Current Assets
Cash and cash equivalents	8,604	5,997
Accounts receivable — customers (less allowance for doubtful accounts of $4,136 in 2023 and $4,387 in 2022)	32,600	26,206
Unbilled receivable	24,248	20,663
Receivable from the U.S. government (Note 2)	51,564	34,974
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and 2022)	6,755	4,215
Income taxes receivable	59	3,901
Materials and supplies	16,218	14,623
Regulatory assets — current	32,355	14,028
Prepayments and other current assets	6,525	5,450
Purchase power contract derivative at fair value (Note 5)	1,525	11,847
Contract assets (Note 2)	11,232	9,390
Total current assets	191,685	151,294

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	5,854	6,456
Receivable from the U.S. government (Note 2)	44,480	50,482
Contract assets (Note 2)	2,776	5,592
Operating lease right-of-use assets	8,512	9,535
Regulatory assets	47,557	5,694
Other	15,011	13,532
Total other assets	124,190	91,291

Total Assets	$2,205,229	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2023	December 31, 2022
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 36,980,592 shares in 2023 and 36,962,241 shares in 2022	$262,884	$260,158
Earnings reinvested in the business	508,453	449,391
Total common shareholders’ equity	771,337	709,549
Long-term debt	575,459	446,547
Total capitalization	1,346,796	1,156,096

Current Liabilities
Notes payable to banks	37,000	255,500
Long-term debt — current	353	399
Accounts payable	71,829	84,849
Income taxes payable	28,627	1,848
Accrued other taxes	17,369	16,257
Accrued employee expenses	14,817	13,996
Accrued interest	8,952	5,308
Regulatory liabilities	2,245	4,574
Contract liabilities (Note 2)	596	903
Operating lease liabilities	1,909	1,892
Other	11,310	10,996
Total current liabilities	195,007	396,522

Other Credits
Notes payable to banks	236,500	22,000
Advances for construction	63,961	64,351
Contributions in aid of construction - net	149,586	147,918
Deferred income taxes	156,438	149,677
Regulatory liabilities	—	40,602
Unamortized investment tax credits	1,028	1,082
Accrued pension and other postretirement benefits	34,111	33,636
Operating lease liabilities	7,087	8,090
Other	14,715	14,400
Total other credits	663,426	481,756

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,205,229	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Operating Revenues
Water	$116,231	$100,799	$345,851	$265,561
Electric	8,956	8,919	30,688	29,028
Contracted services	26,509	25,266	93,980	71,572
Total operating revenues	151,696	134,984	470,519	366,161

Operating Expenses
Water purchased	23,216	20,304	55,590	58,115
Power purchased for pumping	4,291	3,878	9,514	9,182
Groundwater production assessment	5,990	5,650	15,188	14,726
Power purchased for resale	2,383	2,673	9,838	9,186
Supply cost balancing accounts	723	640	15,126	(6,160)
Other operation	10,429	9,696	30,261	28,028
Administrative and general	20,982	21,594	66,032	65,030
Depreciation and amortization	10,184	10,117	31,645	30,402
Maintenance	4,097	3,408	11,026	10,120
Property and other taxes	6,034	5,942	17,884	17,247
ASUS construction	11,616	10,742	46,554	31,263
Total operating expenses	99,945	94,644	308,658	267,139

Operating Income	51,751	40,340	161,861	99,022

Other Income and Expenses
Interest expense	(11,691)	(7,331)	(31,900)	(19,246)
Interest income	2,125	667	5,792	1,387
Other, net	(1,073)	338	2,243	(2,370)
Total other income and expenses, net	(10,639)	(6,326)	(23,865)	(20,229)

Income before income tax expense	41,112	34,014	137,996	78,793

Income tax expense	9,547	8,360	33,503	19,026

Net Income	$31,565	$25,654	$104,493	$59,767

Weighted Average Number of Common Shares Outstanding	36,977	36,958	36,974	36,953
Basic Earnings Per Common Share	$0.85	$0.69	$2.82	$1.61

Weighted Average Number of Diluted Shares	37,071	37,042	37,064	37,034
Fully Diluted Earnings Per Common Share	$0.85	$0.69	$2.82	$1.61

Dividends Paid Per Common Share	$0.4300	$0.3975	$1.2250	$1.1275

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549
Add:
Net income			34,407	34,407
Issuances of Common Shares under stock-based compensation plans	14	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,587		1,587
Dividend equivalent rights on stock-based awards not paid in cash		47		47
Deduct:
Dividends on Common Shares			14,695	14,695
Dividend equivalent rights on stock-based awards not paid in cash			47	47
Balances at March 31, 2023	36,976	$261,792	$469,056	$730,848

Add:
Net income			38,521	38,521
Issuances of Common Shares under stock-based compensation plans	1	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		396		396
Dividend equivalent rights on stock-based awards not paid in cash		42		42
Deduct:
Dividends on Common Shares			14,699	14,699
Dividend equivalent rights on stock-based awards not paid in cash			42	42
Balances at June 30, 2023	36,977	$262,230	$492,836	$755,066

Add:
Net income			31,565	31,565
Issuances of Common Shares under stock-based compensation plans	4	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		606		606
Dividend equivalent rights on stock-based awards not paid in cash		48		48
Deduct:
Dividends on Common Shares			15,900	15,900
Dividend equivalent rights on stock-based awards not paid in cash			48	48
Balances at September 30, 2023	36,981	$262,884	$508,453	$771,337
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands)	Shares	Amount	Business	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			14,162	14,162
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		801		801
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividends on Common Shares			13,485	13,485
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2022	36,956	$259,284	$428,141	$687,425

Add:
Net income			19,951	19,951
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		338		338
Dividend equivalent rights on stock-based awards not paid in cash		34		34
Deduct:
Dividends on Common Shares			13,489	13,489
Dividend equivalent rights on stock-based awards not paid in cash			34	34
Balances at June 30, 2022	36,956	$259,656	$434,569	$694,225

Add:
Net income			25,654	25,654
Issuances of Common Shares under stock-based compensation plans	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		315		315
Dividend equivalent rights on stock-based awards not paid in cash		40		40
Deduct:
Dividends on Common Shares			14,690	14,690
Dividend equivalent rights on stock-based awards not paid in cash			40	40
Balances at September 30, 2022	36,961	$260,011	$445,493	$705,504

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$104,493	$59,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,327	30,688
Provision for doubtful accounts	1,238	833
Deferred income taxes and investment tax credits	919	(1,098)
Stock-based compensation expense	3,095	2,439
(Gain) loss on investments held in a trust	(2,084)	6,445
Other — net	(41)	263
Changes in assets and liabilities:
Accounts receivable — customers	(7,632)	(1,760)
Unbilled receivable	(2,983)	4,393
Other accounts receivable	(2,540)	3,179
Receivables from the U.S. government	(10,588)	5,333
Materials and supplies	(1,595)	(1,281)
Prepayments and other assets	403	520
Contract assets	974	(3,993)
Regulatory assets/liabilities	(86,070)	(14,065)
Accounts payable	(8,108)	(575)
Income taxes receivable/payable	30,621	947
Contract liabilities	(307)	996
Accrued pension and other postretirement benefits	48	(3,070)
Other liabilities	4,348	(28)
Net cash provided (used)	56,518	89,933

Cash Flows From Investing Activities:
Capital expenditures	(136,131)	(122,056)
Other investing activities	952	321
Net cash provided (used)	(135,179)	(121,735)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	7,205	5,489
Refunds on advances for construction	(3,839)	(3,941)
Repayments of long-term debt	(334)	(377)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	34,826
Net changes in notes payable to banks	(5,222)	36,000
Dividends paid	(45,294)	(41,664)
Other financing activities	(913)	(1,236)
Net cash provided (used)	81,268	29,097
Net change in cash and cash equivalents	2,607	(2,705)
Cash and cash equivalents, beginning of period	5,997	4,963
Cash and cash equivalents, end of period	$8,604	$2,258

Non-cash transactions:
Accrued payables for investment in utility plant	$35,287	$37,510
Property installed by developers and conveyed	$1,555	$511

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2023	December 31, 2022
Utility Plant
Utility plant, at cost	$2,239,809	$2,147,643
Less - Accumulated depreciation	(542,886)	(530,925)
Net utility plant	1,696,923	1,616,718

Other Property and Investments	35,524	34,655

Current Assets
Cash and cash equivalents	88	370
Accounts receivable — customers (less allowance for doubtful accounts of $4,057 in 2023 and $4,143 in 2022)	30,352	23,107
Unbilled receivable	18,351	15,006
Other accounts receivable (less allowance for doubtful accounts of $53 in 2023 and 2022)	2,342	2,721
Intercompany receivable	528	621
Income taxes receivable from Parent	—	1,692
Materials and supplies	6,495	6,120
Regulatory assets — current	32,355	14,028
Prepayments and other current assets	4,915	4,464
Total current assets	95,426	68,129

Other Assets
Operating lease right-of-use assets	8,292	9,208
Regulatory assets	28,511	—
Other	13,329	12,598
Total other assets	50,132	21,806

Total Assets	$1,878,005	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2023	December 31, 2022
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2023 and 170 in 2022	$370,680	$358,123
Earnings reinvested in the business	317,845	285,783
Total common shareholder’s equity	688,525	643,906
Long-term debt	540,646	411,748
Total capitalization	1,229,171	1,055,654

Current Liabilities
Long-term debt — current	353	399
Accounts payable	58,380	65,944
Accrued other taxes	15,197	14,501
Accrued employee expenses	11,695	11,233
Accrued interest	7,449	4,364
Income taxes payable to Parent	27,314	—
Operating lease liabilities	1,783	1,788
Other	10,806	10,152
Total current liabilities	132,977	108,381

Other Credits
Intercompany note payable	—	129,000
Notes payable to banks	103,000	—
Advances for construction	63,941	64,331
Contributions in aid of construction — net	149,586	147,918
Deferred income taxes	142,932	138,788
Regulatory liabilities	—	40,602
Unamortized investment tax credits	1,028	1,082
Accrued pension and other postretirement benefits	33,820	33,421
Operating lease liabilities	6,998	7,878
Other	14,552	14,253
Total other credits	515,857	577,273

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,878,005	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating Revenues
Water	$116,231	$100,799	$345,851	$265,561
Total operating revenues	116,231	100,799	345,851	265,561

Operating Expenses
Water purchased	23,216	20,304	55,590	58,115
Power purchased for pumping	4,291	3,878	9,514	9,182
Groundwater production assessment	5,990	5,650	15,188	14,726
Supply cost balancing accounts	788	885	16,200	(5,682)
Other operation	7,509	7,273	22,001	20,908
Administrative and general	14,548	14,362	44,211	43,945
Depreciation and amortization	8,610	8,475	26,890	25,573
Maintenance	3,002	2,526	7,518	7,193
Property and other taxes	5,034	4,995	14,733	14,440
Total operating expenses	72,988	68,348	211,845	188,400

Operating Income	43,243	32,451	134,006	77,161

Other Income and Expenses
Interest expense	(8,383)	(5,950)	(23,140)	(16,650)
Interest income	1,608	325	4,356	562
Other, net	(1,045)	(70)	2,041	(3,070)
Total other income and expenses, net	(7,820)	(5,695)	(16,743)	(19,158)

Income before income tax expense	35,423	26,756	117,263	58,003

Income tax expense	8,830	6,831	29,674	14,623

Net Income	$26,593	$19,925	$87,589	$43,380

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Shares		Reinvested
	Number		Earnings
	of		in the
(in thousands, except number of shares)	Shares	Amount	Business	Total
Balances at December 31, 2022	170	$358,123	$285,783	$643,906
Add:
Net income			27,463	27,463
Issuance of Common Share to Parent	1	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,603		1,603
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			24,700	24,700
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2023	171	$369,770	$288,502	$658,272

Add:
Net income			33,533	33,533
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		320		320
Dividend equivalent rights on stock-based awards not paid in cash		39		39
Deduct:
Dividends on Common Shares			14,700	14,700
Dividend equivalent rights on stock-based awards not paid in cash			39	39
Balances at June 30, 2023	171	$370,129	$307,296	$677,425

Add:
Net income			26,593	26,593
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		507		507
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			16,000	16,000
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at September 30, 2023	171	$370,680	$317,845	$688,525

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$87,589	$43,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,489	25,773
Provision for doubtful accounts	1,147	784
Deferred income taxes and investment tax credits	(581)	(1,433)
Stock-based compensation expense	2,853	2,194
(Gain) loss on investments held in a trust	(2,084)	6,445
Other — net	146	248
Changes in assets and liabilities:
Accounts receivable — customers	(8,392)	(1,678)
Unbilled receivable	(3,345)	2,344
Other accounts receivable	379	1,723
Materials and supplies	(375)	61
Prepayments and other assets	997	163
Regulatory assets/liabilities	(81,854)	(12,549)
Accounts payable	(2,869)	3,918
Intercompany receivable/payable	53	25
Income taxes receivable/payable from/to Parent	29,006	3,197
Accrued pension and other postretirement benefits	(2)	(3,175)
Other liabilities	3,439	(152)
Net cash provided (used)	53,596	71,268

Cash Flows From Investing Activities:
Capital expenditures	(113,921)	(107,668)
Other investing activities	303	224
Net cash provided (used)	(113,618)	(107,444)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	10,000	—
Receipt of advances for and contributions in aid of construction	7,205	5,489
Refunds on advances for construction	(3,839)	(3,941)
Repayments of long-term debt	(334)	(377)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	—
Net change in intercompany borrowings	(129,000)	63,000
Net borrowings on notes payable to banks	102,278	—
Dividends paid	(55,400)	(27,000)
Other financing activities	(835)	(1,134)
Net cash provided (used)	59,740	36,037

Net change in cash and cash equivalents	(282)	(139)
Cash and cash equivalents, beginning of period	370	525
Cash and cash equivalents, end of period	$88	$386

Non-cash transactions:
Accrued payables for investment in utility plant	$33,832	$36,144
Property installed by developers and conveyed	$1,555	$511

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service, Inc. (“BVES”), and American States Utility Services, Inc. (“ASUS”) (and its wholly owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Terrapin Utility Services, Inc. (“TUS”), Old Dominion Utility Services, Inc. (“ODUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), Fort Riley Utility Services, Inc. (“FRUS”), Patuxent River Utility Services LLC (“PRUS”), and Bay State Utility Services LLC (“BSUS”)) .  The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.” AWR, through its wholly owned subsidiaries, serves over one million people in ten states.
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 264,000 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,700 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to initial 50-year firm fixed-price contracts. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases. ASUS also from time to time performs construction services on military bases as a subcontractor or pursuant to a task order agreement.
On August 15, 2023, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Naval Air Station Patuxent River, a United States Navy air station located in Maryland. The initial firm fixed-price value of the contract is estimated at $349 million over a 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period. ASUS will assume operations at Naval Air Station Patuxent River following the completion of a 6-month transition period.
On September 29, 2023, ASUS was awarded a new 15-year contract by the U.S. government that is different than its existing 50-year contracts to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Joint Base Cape Cod (“JBCC”) located in Massachusetts. Under this contract, ASUS will have the opportunity to perform work at JBCC through the periodic issuance of task orders by the U.S. government for up to a maximum initial firm fixed-price value of $45.0 million over a 15-year period, subject to adjustments as task orders are issued. In September 2023, the first task order was issued with a value of $2.3 million to perform an evaluation, construction and transition services that are scheduled for completion in 2024.
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

Related Party and Intercompany Transactions: As discussed below under Liquidity and Financing Activities, prior to AWR and GSWC entering into new separate credit agreements in June 2023 that replaced AWR's previous credit agreement, AWR borrowed under its credit facility and provided funds to both GSWC and ASUS in support of their operations.  Under AWR's new credit facility, AWR borrows and continues to provide funds to ASUS in support of its operations and AWR parent. GSWC's new credit facility provides support for its water operations. BVES has a separate credit facility to support its operations.
Furthermore, GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC has allocated certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of approximately $707,000 and $663,000 during the three months ended September 30, 2023 and 2022, and $2.8 million and $2.1 million during the nine months ended September 30, 2023 and 2022, respectively. GSWC allocated corporate office administrative and general costs to ASUS of approximately $1.1 million and $1.3 million during the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $4.0 million during the nine months ended September 30, 2023 and 2022.
In January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR for $10.0 million. In January 2023, GSWC issued $130.0 million in unsecured long-term notes in a private placement. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC's borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.
Liquidity and Financing Activities: On June 28, 2023, AWR and GSWC, each entered into new unsecured revolving credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. In connection with the new credit agreements, AWR and GSWC incurred legal and other fees totaling $566,000 and $802,000, respectively. The syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank where AWR had a borrowing capacity of $280.0 million to support both GSWC and ASUS operations. Funds from the new facilities were used to pay-off in all outstanding borrowings under AWR's prior credit facility and GSWC's outstanding intercompany borrowings from AWR.
Under the new syndicated revolving credit facilities, AWR and GSWC have a borrowing capacity of $150.0 million and $200.0 million, respectively. The borrowing capacity for each of the credit facilities may be expanded up to an additional $75.0 million subject to the lenders’ approval. On November 6, 2023, AWR’s credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million to provide additional support to ASUS and AWR parent. In connection with the increase in borrowing capacity, the amendment also provides for the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. The aggregate amount that may be outstanding under letters of credit for AWR and GSWC is $10.0 million and $20.0 million, respectively. Loans may be obtained under the credit facilities at the option of AWR/GSWC and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term secured overnight financing rate (“SOFR”) determined by the SOFR administrator, currently the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s and GSWC's respective credit ratings. AWR's outstanding borrowings under its credit facility of $133.5 million as of September 30, 2023 have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC's outstanding borrowings under its credit facility of $103.0 million as of September 30, 2023 have been classified as non-current liabilities on GSWC’s Balance Sheet.
Both credit agreements contain affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales. AWR and GSWC are not permitted to have a total capitalization ratio (as defined in the respective credit agreements) greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR, other than BVES, will result in a default under AWR’s credit agreement. However, a default under any indebtedness of any subsidiary of AWR will not result in a default under GSWC’s credit agreement.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures. On June 16, 2023, BVES’s credit agreement was amended to increase the borrowing capacity from $35.0 million to $50.0 million. In addition, the amendment to the credit agreement also (i) extended the credit facility to July 1, 2026, (ii) converted the interest rate on new borrowings to the benchmark rate of SOFR, plus a margin, and (iii) provides an option to increase the facility by an additional $25.0 million, subject to lender approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. BVES has been authorized by the CPUC to borrow under this credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. BVES’s pay-off period for its credit facility ends in August 2024. Accordingly, the $37.0 million outstanding under BVES's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of September 30, 2023.

Note 2 — Revenues
Most of Registrant’s revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities at GSWC and BVES. ASUS’s initial 15-and 50-year firm fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheets.
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and nine months ended September 30, 2023 and 2022, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Water:
Tariff-based revenues	$102,225	$90,998	$301,144	$247,108
Surcharges (cost-recovery activities)	1,107	672	1,982	2,018
Other	674	625	2,060	1,714
Water revenues from contracts with customers	104,006	92,295	305,186	250,840
WRAM under/(over)-collection (alternative revenue program)	12,225	8,504	40,665	14,721
Total water revenues (1)	116,231	100,799	345,851	265,561

Electric:
Tariff-based revenues	8,424	8,891	30,416	29,824
Surcharges (cost-recovery activities)	138	29	404	88
Electric revenues from contracts with customers	8,562	8,920	30,820	29,912
BRRAM under/(over)-collection (alternative revenue program)	394	(1)	(132)	(884)
Total electric revenues	8,956	8,919	30,688	29,028

Contracted services:
Water	16,504	16,142	58,103	43,862
Wastewater	10,005	9,124	35,877	27,710
Contracted services revenues from contracts with customers	26,509	25,266	93,980	71,572

Total AWR revenues	$151,696	$134,984	$470,519	$366,161
(1) Water revenues for the nine months ended September 30, 2023 includes approximately $30 million from the impact of retroactive new rates for the full year of 2022 as a result of the CPUC's approval of GSWC's general rate case (Note 3). Furthermore, the CPUC also issued a final decision in June 2023 on GSWC's cost of capital proceeding. As a result of the final cost of capital decision (Note 3), the nine months ended September 30, 2023 water revenues include an increase of $6.4 million, from the reversal of revenues subject to refund due to a change in estimate from what had been recorded during 2022.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Unbilled receivables	$10,661	$10,125
Receivable from the U.S. government	$96,044	$85,456
Contract assets	$14,008	$14,982
Contract liabilities	$596	$903
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

Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the three and nine months ended September 30, 2023, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three and nine months ended September 30, 2023 from performance obligations satisfied in previous periods were also not material.
As of September 30, 2023, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.0 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 15 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2023, GSWC and BVES had approximately $67.1 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $74.4 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $2.6 million of net regulatory assets relates to the underfunded position in Registrant's pension and other retirement obligations (not including the two-way pension balancing accounts), and (iii) a $1.5 million regulatory liability related to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs including flowed-through deferred income taxes.
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

(dollars in thousands)	September 30, 2023	December 31, 2022
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$55,140	$—
Water revenue adjustment mechanism, net of modified cost balancing account	46,597	31,803
COVID-19 memorandum accounts	3,543	3,478
Excess deferred income taxes	(70,515)	(71,870)
Other regulatory assets	26,381	19,964
Other regulatory liabilities	(280)	(9,949)
Total GSWC	$60,866	$(26,574)
BVES
Derivative instrument memorandum account (Note 5)	(1,525)	(11,847)
Wildfire mitigation and other fire prevention related costs memorandum accounts	16,370	13,007
Other regulatory assets	10,136	7,965
Other regulatory liabilities	(8,180)	(8,005)
Total AWR	$77,667	$(25,454)
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2022.
Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
On June 29, 2023, the CPUC adopted a final decision in GSWC's general rate case application for all of its water regions and its general office that determines new water rates for the years 2022–2024. The assigned administrative law judge at the CPUC had issued a proposed decision on April 13, 2023 that, among other things, (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application, and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. The final decision issued on June 29, 2023 is consistent in all material respects with the proposed decision issued in April. The new 2022 rates, once approved, became effective and retroactive to January 1, 2022. As a result, the impact of retroactive rates for the full year of 2022 were reflected in the 2023 first quarter results as it became probable based on the proposed decision that the approved retroactive rates would be permitted to be billed to customers in the future. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. However, the new rates for 2023 were retroactive to January 1, 2023 and because of the proposed decision, the second-year rate increases have been reflected in the results of operations beginning in the 2023 first quarter and through the nine months ended September 30, 2023.
Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the new 2022 and 2023 rates authorized by the CPUC. As of September 30, 2023, there is an aggregate cumulative amount of $55.1 million in the general rate case memorandum accounts that GSWC began recording as regulatory assets upon receiving the proposed decision, and relates to unbilled water revenues recognized during the three and nine months ended September 30, 2023. This amount represents the difference between the 2021 adopted rates billed to customers and the rates authorized in the final decision for the full year of 2022 and the 2023 second-year rate increases recorded from January 1 to July 30, 2023. In October 2023, GSWC filed advice letters and surcharges were implemented to recover the cumulative retroactive rate differences over 36 months.
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
As of September 30, 2023, GSWC had an aggregated regulatory asset of $46.6 million, which is comprised of a $51.2 million under-collection in the WRAM accounts and a $4.6 over-collection in the MCBA accounts. During the nine months ended September 30, 2023, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $34.9 million related to the 2023 year that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. In addition, GSWC recorded a net reduction of $9.8 million of under-collections during the first quarter of 2023 to reflect the cumulative full-year impact of 2022 based on authorized 2022 amounts approved in the general rate case decision for both the WRAM and MCBA accounts. On July 27, 2023, the CPUC approved the recovery of all pre-2023 WRAM/MCBA balances. Accordingly, GSWC has implemented surcharges and surcredits to recover/refund all of its WRAM/MCBA balances accumulated as of December 31, 2022.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of September 30, 2023, there were no significant WRAM under-collections that were estimated to be collected beyond this 24 month period.
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
Following the receipt of the final decision adopted on June 29 in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, GSWC recorded a change in its estimate that resulted in an increase to water revenues during the nine months ended September 30, 2023 in the amount of $6.4 million as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s Aa utility bond rate increased by 102.8 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the period from January 1 through July 30, 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that had also been billed to water customers through the same period. On June 30,

2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC's 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, for the period from October 1, 2022 through September 30, 2023, the Moody's Aa utility bond rate increased by 139.7 basis points from the benchmark, which again triggered another WCCM adjustment. On October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC and will increase GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
COVID-19 Emergency Memorandum Accounts:
The CPUC had authorized GSWC and BVES to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts. As of September 30, 2023, GSWC and BVES had approximately $3.5 million and $500,000, respectively, in regulatory asset accounts related to bad debt expense in excess of their revenue requirements, the purchase of personal protective equipment, additional incurred printing costs, and other incremental COVID-19-related costs, which GSWC and BVES intend to file with the CPUC for future recovery. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVES’s earnings. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended and no additional amounts will be included in these memorandum accounts.
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
In 2022, the CPUC’s moratoriums on service disconnections for nonpayment for water and electric customers ended. Accordingly, service disconnections due to nonpayment resumed in June 2022 for delinquent residential customers.
BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for BVES through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of September 30, 2023, BVES had approximately $10.9 million in incremental vegetation management costs recorded as a regulatory asset, which has been included in a new general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the pending general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to submit an annual wildfire mitigation plan (“WMP”) to the CPUC for approval. The WMP must include a utility’s plans on constructing, maintaining and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In December 2022, the Office of Energy Infrastructure Safety under the California Natural Resources Agency approved BVES's 2022 WMP update. In February 2023, the CPUC ratified BVES’s current WMP. As of September 30, 2023, BVES has approximately $5.5 million related to expenses accumulated in its other WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other incremental costs incurred through September 30, 2023 as a result of BVES’s WMPs are not currently in rates and have been filed for future recovery in BVES’s general rate case application. These costs will be subject to review during BVES's general rate case proceeding.
2023 Winter Storm Other Regulatory Asset
BVES activated a catastrophic emergency memorandum account (“CEMA”) to track the incremental costs incurred in response to a severe winter storm that occurred during certain weeks of the first and second quarters of 2023. The governor of California declared a state of emergency for the storm. Incremental costs of approximately $1.3 million were incurred and included in the CEMA account, which has been recorded as a regulatory asset as of September 30, 2023 for future recovery. The incremental costs included in the CEMA account will be subject to review and approval by the CPUC. CEMA accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in this CEMA account did not impact BVES’s earnings.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used for calculating basic net income per share:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$31,565	$25,654	$104,493	$59,767
Less: (a) Distributed earnings to common shareholders	15,900	14,690	45,294	41,664
Distributed earnings to participating securities	46	38	124	104
Undistributed earnings	15,619	10,926	59,075	17,999

(b) Undistributed earnings allocated to common shareholders	15,574	10,897	58,913	17,955
Undistributed earnings allocated to participating securities	45	29	162	44
Total income available to common shareholders, basic (a)+(b)	$31,474	$25,587	$104,207	$59,619

Weighted average Common Shares outstanding, basic	36,977	36,958	36,974	36,953
Basic earnings per Common Share	$0.85	$0.69	$2.82	$1.61
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of September 30, 2023 and 2022 under these plans. At September 30, 2023 and 2022, there were 106,879 and 96,629 restricted stock units outstanding, respectively, including performance shares awarded to officers of the Company.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding for calculating diluted net income per share:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Common shareholders earnings, basic	$31,474	$25,587	$104,207	$59,619
Undistributed earnings for dilutive stock-based awards	45	29	162	44
Total common shareholders earnings, diluted	$31,519	$25,616	$104,369	$59,663

Weighted average common shares outstanding, basic	36,977	36,958	36,974	36,953
Stock-based compensation (1)	94	84	90	81
Weighted average common shares outstanding, diluted	37,071	37,042	37,064	37,034

Diluted earnings per Common Share	$0.85	$0.69	$2.82	$1.61
(1)     All of the 106,879 and 96,629 restricted stock units at September 30, 2023 and 2022, respectively, were included in the calculation of diluted EPS for the three and nine months ended September 30, 2023 and 2022.

During the nine months ended September 30, 2023 and 2022, AWR issued 18,351 and 24,612 common shares related to restricted stock units, respectively.
During the nine months ended September 30, 2023 and 2022, AWR paid $913,000 and $1.2 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2023 and 2022, GSWC paid $835,000 and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2023 and 2022, AWR paid quarterly dividends of approximately $15.9 million, or $0.4300 per share, and $14.7 million, or $0.3975 per share, respectively. During the nine months ended September 30, 2023 and 2022, AWR paid quarterly dividends of approximately $45.3 million, or $1.2250 per share, and $41.7 million, or $1.1275 per share, respectively.
During the nine months ended September 30, 2023, GSWC issued one Common Share to AWR for $10.0 million. Proceeds from the stock issuance were used to pay down a portion of intercompany borrowings owed to AWR as described in Note 1.
During the three months ended September 30, 2023, GSWC paid dividends of $16.0 million to AWR. During the three months ended September 30, 2022, GSWC did not pay a dividend to AWR. ASUS paid a $14.7 million dividend to AWR during this period. During the nine months ended September 30, 2023 and 2022, GSWC paid dividends of $55.4 million and $27.0 million, respectively, to AWR.
Note 5 — Derivative Instruments
BVES had entered into long-term fixed price contracts to purchase power over three- and five-year terms.  These long-term contracts will expire during the fourth quarter of 2024 and are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES will begin taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of September 30, 2023, there was a $1.5 million derivative asset at fair value for the derivatives in the power purchase contracts, with a corresponding regulatory liability recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES's purchase power contracts being lower than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2023 was 715,221 megawatt hours.
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
To value the derivatives in the purchase power contracts, BVES utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for the derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives within BVES's purchase power contracts have been classified as Level 3 for all periods presented.

The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2023 and 2022. The change in fair value was due to the change in market energy prices during the three and nine months ended September 30, 2023 and 2022.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Fair value at beginning of the period	$4,657	$8,114	$11,847	$4,441
Unrealized (losses) gains on purchase power contracts	(3,132)	(545)	(10,322)	3,128
Fair value at end of the period	$1,525	$7,569	$1,525	$7,569
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $29.6 million as of September 30, 2023 and $27.5 million as of December 31, 2022. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant's balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of September 30, 2023 and December 31, 2022 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$579,047	$523,698	$450,373	$424,151

	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$544,047	$492,499	$415,373	$391,198

__________________
(1) Excludes debt issuance costs of approximately $3.2 million and $3.4 million as of September 30, 2023 and December 31, 2022, respectively.
(2) Excludes debt issuance costs of approximately $3.0 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 23.2% and 24.6% for the three months ended September 30, 2023 and 2022, respectively, and was 24.3% and 24.1% for the nine months ended September 30, 2023 and 2022, respectively. GSWC’s ETR was 24.9% and 25.5% for the three months ended September 30, 2023 and 2022, respectively, and was 25.3% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively.
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

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2023 and 2022 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$705	$1,411	$33	$30	$312	$298
Interest cost	2,581	1,850	26	13	411	256
Expected return on plan assets	(2,617)	(3,291)	(119)	(147)	—	—
Amortization of prior service cost	110	109	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(242)	(478)	(8)	145
Net periodic benefits costs under accounting standards	779	79	(302)	(582)	715	699
Regulatory adjustments - deferred	(27)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$752	$79	$(302)	$(582)	$715	$699

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$2,397	$4,233	$99	$96	$936	$894
Interest cost	7,607	5,550	77	45	1,233	768
Expected return on plan assets	(7,863)	(9,873)	(358)	(441)	—	—
Amortization of prior service cost	326	327	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(724)	(1,302)	(24)	435
Net periodic benefits costs under accounting standards	2,467	237	(906)	(1,602)	2,145	2,097
Regulatory adjustments - deferred	(211)	—	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$2,256	$237	$(906)	$(1,602)	$2,145	$2,097

In September 2023, Registrant contributed approximately $2.9 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three and nine months ended September 30, 2023, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $27,000 and $211,000, respectively. GSWC’s actual pension expense was lower than the amounts included in water customer rates for the three and nine months ended September 30, 2022. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. Over-collections are recorded as a reduction in revenues. As of September 30, 2023, GSWC and BVES had over-collections in their two-way pension balancing accounts of $1,138,000 and $205,000, respectively, included as part of regulatory assets and liabilities (Note 3).

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
As of September 30, 2023, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2023, GSWC has a regulatory asset and an accrued liability for the estimated additional cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
Contracted Services:
Most of ASUS’s utility privatization contract services are provided to the U.S. government pursuant to the terms of the initial 15-and 50-year firm, fixed-price contracts and additional firm, fixed-price contracts subject to annual economic price adjustments. ASUS also, from time to time, performs construction services on military bases as a subcontractor or pursuant to a task order agreement. Entering into contracts with the U.S. government subjects ASUS to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS had been under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects and has fully cooperated with the investigation. In July 2023, ASUS and the U.S. government entered into an agreement that settles civil and monetary claims by the U.S. government. This settlement did not have a material impact on Registrant’s financial statements.
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
All GSWC and BVES business activities are conducted in California. Activities of ASUS and the Military Utility Privatization Subsidiaries are conducted in California, Florida, Kansas, Maryland, Massachusetts, New Mexico, North Carolina, South Carolina, Texas and Virginia. Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations. Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR parent. The utility plant balances are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime contractor funded capital expenditures for ASUS, and property installed by developers and conveyed to GSWC and BVES.

	As Of And For The Three Months Ended September 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$116,231	$8,956	$26,509	$—	$151,696
Operating income (loss)	43,243	2,049	6,204	255	51,751
Interest expense (income), net	6,775	760	394	1,637	9,566
Net property, plant and equipment	1,696,923	137,299	16,249	—	1,850,471
Depreciation and amortization expense (1)	8,610	776	798	—	10,184
Income tax expense (benefit)	8,830	(154)	1,430	(559)	9,547
Capital additions	37,349	9,947	186	—	47,482

	As Of And For The Three Months Ended September 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$100,799	$8,919	$25,266	$—	$134,984
Operating income (loss)	32,451	2,337	5,553	(1)	40,340
Interest expense (income), net	5,625	355	(27)	711	6,664
Net property, plant and equipment	1,584,888	115,379	17,885	—	1,718,152
Depreciation and amortization expense (1)	8,475	709	933	—	10,117
Income tax expense (benefit)	6,831	478	1,347	(296)	8,360
Capital additions	40,684	4,711	109	—	45,504

	As Of And For The Nine Months Ended September 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$345,851	$30,688	$93,980	$—	$470,519
Operating income (loss)	134,006	7,783	19,854	218	161,861
Interest expense (income), net	18,784	1,987	948	4,389	26,108
Net property, plant and equipment	1,696,923	137,299	16,249	—	1,850,471
Depreciation and amortization expense (1)	26,890	2,283	2,472	—	31,645
Income tax expense (benefit)	29,674	794	4,621	(1,586)	33,503
Capital additions	113,921	20,985	1,225	—	136,131

	As Of And For The Nine Months Ended September 30, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$265,561	$29,028	$71,572	$—	$366,161
Operating income (loss)	77,161	7,973	13,894	(6)	99,022
Interest expense (income), net	16,088	763	(264)	1,272	17,859
Net property, plant and equipment	1,584,888	115,379	17,885	—	1,718,152
Depreciation and amortization expense (1)	25,573	2,049	2,780	—	30,402
Income tax expense (benefit)	14,623	1,645	3,399	(641)	19,026
Capital additions	107,668	13,485	903	—	122,056
(1)      Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $160,000 and $97,000 for the three months ended September 30, 2023 and 2022, respectively, and totaled $683,000 and $286,000 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, approximately $212,000 of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC final decision in GSWC's general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2023	2022
Total net property, plant and equipment	$1,850,471	$1,718,152
Other assets	354,758	264,423
Total consolidated assets	$2,205,229	$1,982,575

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries: (i) GSWC, AWR’s regulated water utility segment, (ii) BVES, AWR’s regulated electric utility segment, (iii) ASUS and its subsidiaries, collectively, AWR’s contracted services segment, and (iv) AWR parent where applicable. The subsidiaries of ASUS are collectively referred to as the “Military Utility Privatization Subsidiaries.”
Included in the following analysis is a discussion of AWR’s operations in terms of earnings per share by business segment and AWR parent, which equals each business segment's earnings divided by AWR’s weighted average number of diluted common shares. The gains and losses generated on the investments held to fund one of the Company’s retirement plans during the nine months ended September 30, 2023 and 2022 have been excluded when communicating the results to help facilitate comparisons of AWR’s performance from period to period. In addition, both the impact of retroactive rates related to the full year 2022 recorded during the nine months ended September 30, 2023 resulting from the final decision on the water general rate case, and the impact from the estimates of revenues subject to refund recorded in 2022 and changes to estimates recorded in 2023 following the receipt of a final cost of capital decision in June of 2023 have been excluded when communicating AWR’s consolidated and water segment results for the three months ended September 30, 2022 and the nine months ended September 30, 2023 and 2022 to help facilitate comparisons of the Company’s performance from period to period.
All of the measures discussed above are derived from consolidated financial information but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. These items constitute “non-GAAP financial measures” under Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
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
Water and Electric Segments:
GSWC’s and BVES’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on capital. GSWC and BVES plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027:
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. Among other things, GSWC requested capital budgets of approximately $611.4 million for the three-year rate cycle. GSWC also requested the continuation of mechanisms to accommodate fully decoupled revenues and sales, and track differences between recorded and CPUC-authorized supply-related expenses. In an August 2020 decision, the CPUC discontinued the use of the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) at water utilities, which GSWC implemented in 2008, but would be discontinued for GSWC after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. With the passage of SB 1469, GSWC’s request to continue using a revenue decoupling mechanism will be subject to CPUC approval. A decision in the water general rate case is scheduled for the fourth quarter of 2024, with new rates to become effective January 1, 2025.

Water General Rate Case for the years 2022–2024:
On June 29, 2023, the CPUC adopted a final decision in GSWC's general rate case application for all of its water regions and its general office that determines new water rates for the years 2022–2024 retroactive to January 1, 2022. The assigned administrative law judge at the CPUC had issued a proposed decision on April 13, 2023 that, among other things, (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application, and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. The final decision issued on June 29, 2023 is consistent in all material respects with the proposed decision issued in April. The impact of retroactive rates for the full year of 2022 and the estimated second-year rate increases had been reflected in the 2023 first quarter results as it became probable based on the proposed decision that the approved retroactive rates for the full year of 2022 and the new rates for 2023 would be permitted to be billed to customers in the future. The impact of retroactive rates for the full year of 2022 as well as the final 2023 second-year rate increases for 2023 have been reflected in the results of operations for the nine months ended September 30, 2023.
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
Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. As a result of receiving the final decision that approves the settlement agreement in its entirety, the impact of retroactive new rates for the full year of 2022 of $0.38 per share has been reflected in the nine months ended September 30, 2023 results and included primarily (i) the increase in 2022’s adopted revenues and supply costs, or $0.40 per share discussed above; and (ii) a higher overall depreciation expense for 2022 of approximately $790,000, or $0.02 per share, resulting from updated composite depreciation rates adopted in the final decision, which are reflected in the 2022 adopted revenue requirement. The second-year rate increases for 2023 have also been reflected in the three and nine months ended September 30, 2023. Through September 30, 2023, this included increases in revenues of approximately $36.8 million, or $0.72 per share, compared to the adopted 2021 rates recorded in the same period in 2022, and increases in supply costs of approximately $8.0 million, or $0.16 per share, which combined is an increase of $0.56 per share for the nine months ended September 30, 2023.
GSWC filed for the implementation of new 2023 rate increases that became effective on July 31, 2023. In October 2023, GSWC also filed with the CPUC to recover all retroactive rate amounts accumulated in memorandum accounts for the full 2022 year and for 2023 through July 30, 2023. Surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of September 30, 2023, there is an aggregate cumulative balance of $55.1 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets with a corresponding increase in unbilled water revenues.
Cost of Capital Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC filed a cost of capital application with the CPUC in May 2021. On June 29, 2023, the CPUC adopted a final decision that, among other things, (i) adopted GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopted a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopted a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the final decision issued in June 2023, all adjustments to rates are prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
Following the receipt of the final decision in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, GSWC recorded during the nine months ended September 30, 2023 a change in estimate that resulted in an increase to water revenues in the amount of $6.4 million, or $0.13 per share, as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022. Of the $6.4 million recorded in 2022, $1.9 million, or $0.04 per share, and $5.0 million, or $0.10 per share, were recorded during the three and nine months ended September 30, 2022, respectively.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30,

2022, the Moody’s Aa utility bond rate increased by 102.8 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the period from January 1 through July 30, 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that had also been billed to water customers through the same period. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC’s 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, for the period from October 1, 2022 through September 30, 2023, the Moody’s Aa utility bond rate increased by 139.7 basis points from the benchmark, which again triggered the WCCM adjustment. On October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC and will increase GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
Electric General Rate Case for the years 2023–2026:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. In February 2023, a scoping memo and ruling that set the final schedule and scope of issues in BVES’s general rate case proceeding was issued by the CPUC. Based on the schedule issued, a proposed decision is scheduled in the fourth quarter of 2023. Electric revenues billed to customers for the nine months ended September 30, 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. When a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time.
Among other things, BVES requested (i) capital budgets of approximately $62.0 million for the four-year rate cycle, and another $6.2 million for a large line replacement capital project to be filed for revenue recovery through an advice letter when the project is completed, and (ii) a capital structure for BVES of 61.8% equity and 38.2% debt, a return on equity of 11.25%, an embedded cost of debt of 5.51%, and a return on rate base of 9.05%. Included in the general rate case application is a request for recovery of all capital expenditures and other incremental costs incurred over the last few years in connection with BVES’s wildfire mitigation plans that are currently not included in customer rates. These costs will be subject to review by the CPUC during the general rate case proceeding.
Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 15- or 50-year firm fixed-price contract and additional firm fixed-price contracts. The contract price for each of these contracts is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors or task order agreements with the U.S. government. ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. Earnings and cash flows from modifications to the initial 15- or 50-year contracts with the U.S. government, agreements with third-party prime contractors, and task orders with the U.S. government for additional construction projects may or may not continue at current levels in future periods.
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
On August 15, 2023, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Naval Air Station Patuxent River, a United States Navy air station located in Maryland. The initial firm fixed-price value of the contract is estimated at $349 million over a 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period. ASUS will assume operations at Naval Air Station Patuxent River following the completion of a 6-month transition period.
On September 29, 2023, ASUS was awarded a new 15-year contract by the U.S. government that is different than its existing 50-year contracts to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Joint Base Cape Cod (“JBCC”) located in Massachusetts. Under this contract, ASUS will have the opportunity to perform work at JBCC through the periodic issuance of task orders by the U.S. government for up to a maximum initial firm fixed-price value of $45 million over a 15-year period, subject to adjustments as task orders are issued. In September 2023, the first task order was issued with a value of $2.3 million to perform an evaluation, construction and transition services that are scheduled for completion in 2024.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2023	9/30/2022	CHANGE
Water	$0.72	$0.54	$0.18
Electric	0.04	0.04	—
Contracted services	0.12	0.12	—
AWR (parent)	(0.02)	(0.01)	(0.01)
Consolidated diluted earnings per share, as recorded (GAAP)	0.85	0.69	0.16
Adjustment to GAAP measure:
Impact of revenues subject to refund recorded in 2022*	—	0.04	(0.04)
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$0.85	$0.73	$0.12
Water diluted earnings per share, as adjusted (Non-GAAP)*	$0.72	$0.58	$0.14
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* The adjustment to recorded diluted earnings per share relates to the water segment. The water segment’s adjusted earnings for 2022 exclude the impact of accounting estimates made in 2022 for revenues subject to refund related to the pending cost of capital proceeding at that time, and as shown separately in the table above. The lower revenues recorded during the three months ended September 30, 2022 totaled $1.9 million, or $0.04 per share, based on the estimate of revenues subject to refund that were subsequently reversed in June 2023 upon receiving the final decision in the cost of capital proceeding making all adjustments to rates prospective and not retroactive.
For the three months ended September 30, 2023, AWR’s recorded consolidated diluted earnings were $0.85 per share, as compared to $0.69 per share for the same period in 2022, an increase of $0.16 per share, which includes a favorable variance of $0.04 per share resulting from the impact of accounting estimates made in the third quarter of 2022 for revenues subject to refund related to the pending cost of capital proceeding at that time shown separately in the table above. With the receipt of a final decision on the cost of capital proceeding in June 2023, the regulatory liability related to the estimate was reversed in the second quarter of 2023. Excluding this impact from the third quarter of 2022, for the three months ended September 30, 2022, adjusted consolidated diluted earnings were $0.73 per share, compared to adjusted and recorded consolidated earnings of $0.85 per share for the three months ended September 30, 2023, an adjusted increase of $0.12 per share, or a 16.4% increase, largely due to new 2023 water rates approved in GSWC’s final decision in the general rate case proceeding received in June 2023.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended September 30, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q3 2023	Q3 2022	Q3 2023	Q3 2022	Q3 2023	Q3 2022	Q3 2023	Q3 2022	Q3 2023	Q3 2022
Operating income (loss) (Note 10)	$43,243	$32,451	$2,049	$2,337	$6,204	$5,553	$255	$(1)	$51,751	$40,340
Other (income) and expenses, net	7,820	5,695	754	243	428	(65)	1,637	453	10,639	6,326
Income tax expense (benefit)	8,830	6,831	(154)	478	1,430	1,347	(559)	(296)	9,547	8,360
Net income (loss)	$26,593	$19,925	$1,449	$1,616	$4,346	$4,271	$(823)	$(158)	$31,565	$25,654
Weighted Average Number of Diluted Shares	37,071	37,042	37,071	37,042	37,071	37,042	37,071	37,042	37,071	37,042
Diluted earnings (loss) per share	$0.72	$0.54	$0.04	$0.04	$0.12	$0.12	$(0.02)	$(0.01)	$0.85	$0.69
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the three months ended September 30, 2023, recorded diluted earnings from the water utility segment were $0.72 per share, as compared to $0.54 per share for the same period in 2022, an increase of $0.18 per share, which includes a favorable variance of $0.04 per share from the impact of accounting estimates made in the third quarter of 2022 for revenues subject to refund related to the pending cost of capital proceeding at that time, which were subsequently reversed during the second quarter of 2023 as previously discussed above.

Excluding the impact of estimates made in the third quarter of 2022 for revenues subject to refund related to the pending cost of capital proceeding at that time, adjusted diluted earnings for the third quarter of 2022 at the water segment were $0.58 per share, as compared to adjusted and recorded diluted earnings of $0.72 per share for the third quarter of 2023, an adjusted increase at the water segment of $0.14 per share, or a 24.1% increase, due largely to the following items:
•An increase in water operating revenues of approximately $13.5 million was largely as a result of the second-year rate increases related to the three months ended September 30, 2023, partially offset by the prospective change in the new cost of capital effective July 31, 2023 that lowered GSWC's authorized return on rate base. The return on rate base was revised to reflect the new authorized cost of debt which decreased from 6.6% to 5.1%, offset by a higher return on equity which increased from 8.9% to 9.36%. In June 2023, GSWC filed for the implementation of new 2023 rates upon receiving the final decisions on the general rate case and cost of capital proceedings both of which became effective July 31, 2023. The increase in water revenues during the third quarter of 2023 represents the difference from the 2021 adopted rates recorded in the three-month period ended September 30, 2022 and the 2023 second-year increases recorded during the same period ended in 2023.
•An increase in water supply costs of $3.6 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the third quarter of 2023 were based on 2023 authorized amounts approved in the final CPUC decision in the water general rate case application. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $1.1 million (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation-related expenses resulting primarily from higher water treatment and chemical costs, (iii) maintenance expense, (iv) administrative and general expenses resulting largely from higher outside-services costs, and (v) depreciation and amortization expenses resulting from additions to utility plant and the higher composite depreciation rates based on a revised depreciation study approved in the final decision on the water general rate case.
•An increase in interest expense (net of interest income) of $1.2 million resulting primarily from an overall increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded that resulted, in large part, from the final decision on the water general rate case that had been delayed.
•An overall increase in other expenses (net of other income) of $1.2 million due primarily to an increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended September 30, 2023 as compared to the same period in 2022 that favorably impacted the water segment's earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment for the three months ended September 30, 2023 were flat compared to the same period in 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs that were mostly offset by favorable changes in certain flowed-through income taxes. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.

Contracted Services Segment:
Diluted earnings from the contracted services segment for the three months ended September 30, 2023 were consistent when compared to the same period in 2022. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2023 year.
AWR (Parent):
For the three months ended September 30, 2023, the diluted loss from AWR (parent) increased by $0.01 per share compared to the same period in 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings under AWR’s revolving credit facility, as well as changes in state unitary taxes.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2023	9/30/2022	CHANGE
Water	$2.36	$1.17	$1.19
Electric	0.14	0.16	(0.02)
Contracted services	0.38	0.29	0.09
AWR (parent)	(0.06)	(0.01)	(0.05)
Consolidated diluted earnings per share, as recorded (GAAP)	2.82	1.61	1.21
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the final decision in the water general rate case (approximately $0.30 per share relates to the first nine months of 2022)*	(0.38)	—	(0.38)
Impact related to the final cost of capital decision*	(0.13)	0.10	(0.23)
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$2.31	$1.71	$0.60
Water diluted earnings per share, as adjusted (Non-GAAP)*	$1.85	$1.27	$0.58

* All adjustments to recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude the impact of retroactive rates related to the full year of 2022 resulting from the final CPUC decision in the general rate case previously discussed, and for 2023 and 2022 they exclude the impact of estimates and changes in estimates resulting from revenues subject to refund related to the cost of capital proceeding, both shown separately in the table above.

For the nine months ended September 30, 2023, AWR’s recorded consolidated diluted earnings were $2.82 per share, as compared to $1.61 per share for the same period in 2022, an increase of $1.21 per share, which includes: (i) the impact of retroactive new rates related to the full 2022 year of $0.38 per share as a result of receiving a final decision in the water general rate case as previously discussed and shown separately in the table above, and (ii) a net favorable variance of $0.23 per share, also shown separately in the table above, related to the impact of the final cost of capital decision that resulted in the reversal during the nine months ended September 30, 2023 of revenues subject to refund of $6.4 million, or $0.13 per share, due to a change in estimate from what had been recorded during 2022, of which $5.0 million, or $0.10 per share, was related to the nine months ended September 30, 2022. Excluding these items from both periods, for the nine months ended September 30, 2023 and 2022, adjusted consolidated diluted earnings were $2.31 per share and $1.71 per share, respectively, an adjusted increase of $0.60 per share.
Also included in the results for the nine months ended September 30, 2023 were gains totaling $2.1 million, or $0.04 per share, on investments held to fund one of the Company’s retirement plans as compared to losses of $6.4 million, or $0.13 per share, for the same period in 2022, a net increase in earnings of $0.17 per share, both due to financial market conditions.
Excluding the gains and losses on investments from both periods, the impact of retroactive rates recorded in 2023 related to the full year of 2022, and the impact of estimates and changes in estimates from the cost of capital proceeding from both periods, adjusted consolidated diluted earnings for the nine months ended September 30, 2023 were $2.27 per share as compared to adjusted diluted earnings of $1.84 per share for the same period in 2022, an adjusted increase of $0.43 per share, or a 23.4% increase, largely due to new 2023 water rates approved in GSWC’s final decision in its general rate case proceeding.

The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the nine months ended September 30, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022	YTD 2023	YTD 2022
Operating income (loss) (Note 10)	$134,006	$77,161	$7,783	$7,973	$19,854	$13,894	$218	$(6)	$161,861	$99,022
Other (income) and expenses, net	16,743	19,158	1,959	431	1,042	(374)	4,121	1,014	23,865	20,229
Income tax expense (benefit)	29,674	14,623	794	1,645	4,621	3,399	(1,586)	(641)	33,503	19,026
Net income (loss)	$87,589	$43,380	$5,030	$5,897	$14,191	$10,869	$(2,317)	$(379)	$104,493	$59,767
Weighted Average Number of Diluted Shares	37,064	37,034	37,064	37,034	37,064	37,034	37,064	37,034	37,064	37,034
Diluted earnings (loss) per share	$2.36	$1.17	$0.14	$0.16	$0.38	$0.29	$(0.06)	$(0.01)	$2.82	$1.61
Water Segment:
For the nine months ended September 30, 2023, recorded diluted earnings from the water utility segment were $2.36 per share, as compared to $1.17 per share for the same period in 2022, an increase of $1.19 per share, which includes (i) the impact of retroactive new rates for the full year of 2022 of $0.38 per share (shown separately in the Summary of Year-to-Date Results by Segment table above), (ii) a net favorable variance of $0.23 per share (shown separately in the Summary of Year-to-Date Results by Segment table above) from the impact of the final cost of capital decision that resulted in the reversal of $6.4 million, or $0.13 per share, during the nine months ended September 30, 2023 of revenues subject to refund due to a change in estimates from what had been recorded during 2022 of which $5.0 million, or $0.10 per share, was recorded during the nine months ended September 30, 2022, and (iii) a net favorable variance of $0.17 per share from gains totaling $2.1 million, or $0.04 per share, recorded during the nine months ended September 30, 2023 on investments held to fund a retirement plan, as compared to losses of $6.4 million, or $0.13 per share, recorded during the same period in 2022.
Excluding the gains and losses on investments from both periods, the impact of retroactive rates recorded in 2023 related to the full year of 2022, and the impact of estimates and changes in estimates from the cost of capital proceeding from both periods, adjusted diluted earnings for the nine months ended September 30, 2023 at the water segment were $1.81 per share as compared to adjusted diluted earnings of $1.40 per share for the same period in 2022, an adjusted increase at the water segment of $0.41 per share, or a 29.3% increase, due primarily to the following items:
•An increase in water operating revenues of approximately $38.2 million largely as a result of the second-year rate increases for 2023 that are retroactive to January 1, 2023 and have been reflected in the results for the nine months ended September 30, 2023, partially offset by the impact of the prospective change in the new cost of capital effective July 31, 2023 as previously discussed. GSWC filed for the implementation of new 2023 rates upon receiving the final decisions in June 2023 in both its general rate case and cost of capital proceedings. The increase in water revenues during the nine months of 2023 represents second-year rate increases compared to 2021 adopted rates for the same period in 2022.
•An increase in water supply costs of $8.0 million, which consists of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the first nine months of 2023 were based on 2023 authorized amounts approved in the final CPUC decision in the water general rate case. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $2.7 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) outside-services costs, and (iii) depreciation and amortization expenses resulting from additions to utility plant and the higher composite depreciation rates based on a revised depreciation study approved in the water general rate case.
•An overall increase in interest expenses (net of interest income) of $3.4 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded resulting, in large part, from the decision on the water general rate case that had been delayed.

•An overall increase in other expenses (net of other income) of $3.4 million due primarily to an increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the nine months ended September 30, 2023 as compared to the same period in 2022 that favorably impacted the water segment's earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.02 per share for the nine months ended September 30, 2023 as compared to the same period in 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs that were partially offset by favorable changes in certain flowed-through income taxes. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.09 per share for the nine months ended September 30, 2023 as compared to the same period in 2022, largely due to an increase in construction activity due to timing differences of when construction work was performed in 2023 as compared to the same period in 2022, and an increase in management fee revenue resulting from the resolution of various economic price adjustments, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to the same period of 2022. The contracted services segment is expected to contribute $0.45 to $0.49 per share for the full 2023 year.
AWR (Parent):
For the nine months ended September 30, 2023, diluted loss from AWR (parent) increased by $0.05 per share compared to the same period in 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings made under AWR’s revolving credit facility, as well as changes in state unitary taxes.
The following discussion and analysis for the three and nine months ended September 30, 2023 and 2022 provides information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$116,231	$100,799	$15,432	15.3%
Electric	8,956	8,919	37	0.4%
Contracted services	26,509	25,266	1,243	4.9%
Total operating revenues	151,696	134,984	16,712	12.4%

OPERATING EXPENSES
Water purchased	23,216	20,304	2,912	14.3%
Power purchased for pumping	4,291	3,878	413	10.6%
Groundwater production assessment	5,990	5,650	340	6.0%
Power purchased for resale	2,383	2,673	(290)	(10.8)%
Supply cost balancing accounts	723	640	83	13.0%
Other operation	10,429	9,696	733	7.6%
Administrative and general	20,982	21,594	(612)	(2.8)%
Depreciation and amortization	10,184	10,117	67	0.7%
Maintenance	4,097	3,408	689	20.2%
Property and other taxes	6,034	5,942	92	1.5%
ASUS construction	11,616	10,742	874	8.1%
Total operating expenses	99,945	94,644	5,301	5.6%

OPERATING INCOME	51,751	40,340	11,411	28.3%

OTHER INCOME AND EXPENSES
Interest expense	(11,691)	(7,331)	(4,360)	59.5%
Interest income	2,125	667	1,458	218.6%
Other, net	(1,073)	338	(1,411)	*
	(10,639)	(6,326)	(4,313)	68.2%

INCOME BEFORE INCOME TAX EXPENSE	41,112	34,014	7,098	20.9%

Income tax expense	9,547	8,360	1,187	14.2%

NET INCOME	$31,565	$25,654	$5,911	23.0%

Basic earnings per Common Share	$0.85	$0.69	$0.16	23.2%

Fully diluted earnings per Common Share	$0.85	$0.69	$0.16	23.2%
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
Water
For the three months ended September 30, 2023, revenues from water operations increased by $15.4 million to $116.2 million as compared to the same period in 2022. The increase in water revenues was largely due to the second-year rate increases for 2023 effective as of January 1, 2023, partially offset by the impact of the prospective change in the new cost of capital effective July 31, 2023. Because water revenues recorded during the three months ended September 30, 2022 were based on 2021 adopted rates, the increase in water revenues during the third quarter of 2023 represents the difference from the 2021 adopted rates recorded in 2022 and the 2023 second-year increases recorded during the three months period ended September 30, 2023.
Billed water consumption for the third quarter of 2023 was lower by approximately 4.1% as compared to the same period in 2022 due primarily to overall above average rainfall in California in 2023 as compared to 2022. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended September 30, 2023 remained flat compared to the same period in 2022 as new rates for 2023 have yet to be approved. Electric usage for the third quarter of 2023 was lower by 2.4% compared to the same period in 2022. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended September 30, 2023, revenues from contracted services increased by $1.2 million to $26.5 million as compared to $25.3 million for the same period in 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to the same period of 2022.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications, agreements with third-party prime contractors for new construction projects at the military bases served and task order agreements. Earnings and cash flows from modifications to the initial 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects, which may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 36.6% and 35.0% of total operating expenses for the three months ended September 30, 2023 and 2022, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The actual percentages of purchased water for the three months ended September 30, 2023 and 2022 were approximately 44% for both periods, as compared to the authorized adopted percentages of 44% and 37% for the three months ended September 30, 2023 and 2022, respectively.
Under the current CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances. GSWC tracks these variances individually for each water ratemaking area.

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended September 30, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water purchased	$23,216	$20,304	$2,912	14.3%
Power purchased for pumping	4,291	3,878	413	10.6%
Groundwater production assessment	5,990	5,650	340	6.0%
Water supply cost balancing accounts *	788	885	(97)	(11.0)%
Total water supply costs	$34,285	$30,717	$3,568	11.6%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $723,000 and $640,000 for the three months ended September 30, 2023 and 2022, respectively.
Purchased water costs for the third quarter of 2023 increased to $23.2 million as compared to $20.3 million for the same period in 2022 largely due to increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates. Groundwater production assessments increased largely due to pump tax rate increases, partially offset by a decrease in well production compared to the three months ended September 30, 2022.
For the three months ended September 30, 2023, the water supply cost balancing account had a $788,000 over-collection as compared to an $885,000 over-collection during the same period in 2022. The decrease in over-collection was primarily due to updated adopted supply costs from the final decision received in the water general rate case proceeding and a decrease in customer water usages, partially offset by increases in overall actual supply costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended September 30, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Power purchased for resale	$2,383	$2,673	$(290)	(10.8)%
Electric supply cost balancing account *	(65)	(245)	180	(73.5)%
Total electric supply costs	$2,318	$2,428	$(110)	(4.5)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $723,000 and $640,000 for the three months ended September 30, 2023 and 2022, respectively.
For the three months ended September 30, 2023, the cost of power purchased for resale to BVES’s electric customers decreased by $290,000 to $2.4 million as compared to $2.7 million during the same period in 2022 due to a decrease in customer usage and lower average prices per megawatt-hour that include all fixed costs. The average price per megawatt-hour, including fixed costs, decreased from $77.47 for the three months ended September 30, 2022 to $68.33 for the same period in 2023. The under-collection in the electric supply cost balancing account decreased by $180,000 as compared to the three months ended September 30, 2022 due to lower customer usage.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2023 and 2022, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$7,509	$7,273	$236	3.2%
Electric Services	1,096	814	282	34.6%
Contracted Services	1,824	1,609	215	13.4%
Total other operation	$10,429	$9,696	$733	7.6%
The increase in other operation expenses at the water segment was primarily due to higher operation-related labor and water treatment and chemicals costs. The increase in other operation expenses at the electric segment was due primarily to higher outside-services costs. The increase at the contracted services segment was due primarily to higher operation-related labor, tools, and outside services.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$14,548	$14,362	$186	1.3%
Electric Services	1,972	2,026	(54)	(2.7)%
Contracted Services	4,717	5,205	(488)	(9.4)%
AWR (parent)	(255)	1	(256)	*
Total administrative and general	$20,982	$21,594	$(612)	(2.8)%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-services, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact on earnings.
Administrative and general expenses decreased at the electric segment primarily due to a decrease in outside services costs, partially offset by an increase in labor and employee-related expenses. The decrease at the contracted services segment was mainly due to a decrease in outside services and legal expenses. During the three months ended September 30, 2023, administrative and general expenses at AWR (parent) reflect the reversal of a previous accrual that was favorably resolved.
Depreciation and Amortization
For the three months ended September 30, 2023 and 2022, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$8,610	$8,475	$135	1.6%
Electric Services	776	709	67	9.4%
Contracted Services	798	933	(135)	(14.5)%
Total depreciation and amortization	$10,184	$10,117	$67	0.7%
The overall increase in depreciation and amortization expenses resulted from additions to utility plant and other fixed assets at the regulated utilities, and higher composite depreciation rates at the water segment based on a revised depreciation study approved in the final decision in the water general rate case.
Maintenance
For the three months ended September 30, 2023 and 2022, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$3,002	$2,526	$476	18.8%
Electric Services	212	131	81	61.8%
Contracted Services	883	751	132	17.6%
Total maintenance	$4,097	$3,408	$689	20.2%
Overall maintenance expense increased at all segments due to both higher planned and unplanned maintenance costs as compared to the same period in 2022.

Property and Other Taxes
For the three months ended September 30, 2023 and 2022, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$5,034	$4,995	$39	0.8%
Electric Services	533	474	59	12.4%
Contracted Services	467	473	(6)	(1.3)%
Total property and other taxes	$6,034	$5,942	$92	1.5%
ASUS Construction
For the three months ended September 30, 2023, construction expenses for contracted services were $11.6 million, an increase of $874,000 compared to the same period in 2022 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2023 as compared to the same period of 2022.
Interest Expense
For the three months ended September 30, 2023 and 2022, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$8,383	$5,950	$2,433	40.9%
Electric Services	1,074	474	600	126.6%
Contracted Services	596	205	391	190.7%
AWR (parent)	1,638	702	936	133.3%
Total interest expense	$11,691	$7,331	$4,360	59.5%
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
Interest Income
For the three months ended September 30, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$1,608	$325	$1,283	*
Electric Services	314	119	195	163.9%
Contracted Services	202	232	(30)	(12.9)%
AWR (parent)	1	(9)	10	(111.1)%
Total interest income	$2,125	$667	$1,458	218.6%
* not meaningful
For the three months ended September 30, 2023, overall interest income increased by $1.5 million as compared to the same period in 2022 due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rate, which have increased compared to 2022’s rates, as well as an overall increase in regulatory assets recorded as a result of the final decision in the water general rate case adopted in June 2023.

Other Income and (Expenses), net
For the three months ended September 30, 2023 and 2022, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$(1,045)	$(70)	$(975)	*
Electric Services	6	112	(106)	(94.6)%
Contracted Services	(34)	38	(72)	(189.5)%
AWR (parent)	—	258	(258)	(100.0)%
Total other income and (expenses), net	$(1,073)	$338	$(1,411)	*
* not meaningful
For the three months ended September 30, 2023, other expenses (net of other income) increased mostly as a result of the increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings. This was partially offset by a decrease in losses recorded on investments held to fund one of the Company’s retirement plans during the three months ended September 30, 2023 of $1.0 million, as compared to losses of $1.3 million incurred during the same period in 2022, both due to financial market conditions.
Income Tax Expense
For the three months ended September 30, 2023 and 2022, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$8,830	$6,831	$1,999	29.3%
Electric Services	(154)	478	(632)	(132.2)%
Contracted Services	1,430	1,347	83	6.2%
AWR (parent)	(559)	(296)	(263)	88.9%
Total income tax expense	$9,547	$8,360	$1,187	14.2%
Consolidated income tax expense for the three months ended September 30, 2023 increased by $1.2 million primarily due to an increase in pretax income as compared to the same period in 2022. AWR’s ETR was 23.2% and 24.6% for the three months ended September 30, 2023 and 2022, respectively. GSWC’s ETR was 24.9% and 25.5% for the three months ended September 30, 2023 and 2022, respectively. The recorded income tax benefit at BVES for the three months ended September 30, 2023 was primarily due to changes in certain flowed-through taxes during 2023. The increase in AWR (parent)’s tax benefit during the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to an increase in pretax loss at AWR (parent) resulting from higher interest expense, as well as changes in state unitary taxes.

Consolidated Results of Operations — Nine Months Ended September 30, 2023 and 2022 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$345,851	$265,561	$80,290	30.2%
Electric	30,688	29,028	1,660	5.7%
Contracted services	93,980	71,572	22,408	31.3%
Total operating revenues	470,519	366,161	104,358	28.5%

OPERATING EXPENSES
Water purchased	55,590	58,115	(2,525)	(4.3)%
Power purchased for pumping	9,514	9,182	332	3.6%
Groundwater production assessment	15,188	14,726	462	3.1%
Power purchased for resale	9,838	9,186	652	7.1%
Supply cost balancing accounts	15,126	(6,160)	21,286	*
Other operation	30,261	28,028	2,233	8.0%
Administrative and general	66,032	65,030	1,002	1.5%
Depreciation and amortization	31,645	30,402	1,243	4.1%
Maintenance	11,026	10,120	906	9.0%
Property and other taxes	17,884	17,247	637	3.7%
ASUS construction	46,554	31,263	15,291	48.9%
Total operating expenses	308,658	267,139	41,519	15.5%

OPERATING INCOME	161,861	99,022	62,839	63.5%

OTHER INCOME AND EXPENSES
Interest expense	(31,900)	(19,246)	(12,654)	65.7%
Interest income	5,792	1,387	4,405	*
Other, net	2,243	(2,370)	4,613	(194.6)%
	(23,865)	(20,229)	(3,636)	18.0%

INCOME BEFORE INCOME TAX EXPENSE	137,996	78,793	59,203	75.1%

Income tax expense	33,503	19,026	14,477	76.1%

NET INCOME	$104,493	$59,767	$44,726	74.8%

Basic earnings per Common Share	$2.82	$1.61	$1.21	75.2%

Fully diluted earnings per Common Share	$2.82	$1.61	$1.21	75.2%
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
Water
For the nine months ended September 30, 2023, revenues from water operations increased by $80.3 million to $345.9 million as compared to the same period in 2022. The increase in water revenues was largely because of the adoption of a final decision in the water general rate case that included the impact of retroactive newly adopted rates for the full year of 2022 of $30.3 million, as well as the second-year rate increases for 2023, partially offset by the impact of the prospective change in the new cost of capital effective July 31, 2023. In addition, as a result of receiving a final decision in the cost of capital proceeding in June 2023, GSWC recorded a change in its estimates during the nine months ended September 30, 2023 that resulted in the reversal of revenues subject to refund of $6.4 million that had been recorded in 2022 as adjustments to rates from the final cost of capital decision are to be prospective and not retroactive.
Billed water consumption for the nine months ended September 30, 2023 was lower by 12.0% as compared to the same period in 2022 due primarily to overall above average rainfall in California during the first nine months of 2023 as compared to the same period in 2022, which was one of the driest on record. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the nine months ended September 30, 2023 increased by $1.7 million to $30.7 million due, in large part, to the final decision adopted in the water general rate case proceeding that updates the costs allocated from the general corporate office to the electric segment. The final decision authorizes an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. There was also an increase in electric revenues from an advice letter filing related to a completed capital project.
Electric usage for the nine months ended September 30, 2023 was lower by 0.7% compared to the same period in 2022. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the nine months ended September 30, 2023, revenues from contracted services increased by $22.4 million to $94.0 million as compared to $71.6 million for the same period in 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to the same period of 2022.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 34.1% and 31.8% of total operating expenses for the nine months ended September 30, 2023 and 2022, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the nine months ended September 30, 2023 and 2022 were approximately 44% and 45%, respectively, as compared to the authorized adopted percentages of 42% and 35% for the nine months ended

September 30, 2023 and 2022, respectively. The higher actual percentage of purchased water as compared to the adopted percentage resulted from a higher volume of purchased water costs due to several wells being out of service.
Under the current CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the nine months ended September 30, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water purchased	$55,590	$58,115	$(2,525)	(4.3)%
Power purchased for pumping	9,514	9,182	332	3.6%
Groundwater production assessment	15,188	14,726	462	3.1%
Water supply cost balancing accounts *	16,200	(5,682)	21,882	**
Total water supply costs	$96,492	$76,341	$20,151	26.4%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $15,126,000 and $(6,160,000) for the nine months ended September 30, 2023 and 2022, respectively.
** not meaningful
Purchased water costs during the nine months ended September 30, 2023 decreased to $55.6 million as compared to $58.1 million for the same period in 2022 largely due to decreases in water consumption and production that was driven by overall above-average rainfall in 2023 and from overall improvements in drought conditions in 2023 as compared to 2022, partially offset by increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates. Groundwater production assessments increased due to increases in pump tax rates during the nine months ended September 30, 2023 as compared to the same period in 2022.
For the nine months ended September 30, 2023, the water supply cost balancing account had a $16.2 million over-collection as compared to a $5.7 million under-collection during the same period in 2022. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the water general rate case proceeding received in June 2023. This increase includes the full year impact of 2022 to reflect newly adopted supply costs retroactive to January 1, 2022, with a corresponding and offsetting increase in adopted water revenues, resulting in no impact to earnings.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the nine months ended September 30, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Power purchased for resale	$9,838	$9,186	$652	7.1%
Electric supply cost balancing account *	(1,074)	(478)	(596)	124.7%
Total electric supply costs	$8,764	$8,708	$56	0.6%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $15,126,000 and $(6,160,000) for the nine months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023, the cost of power purchased for resale to BVES’s electric customers increased to $9.8 million as compared to $9.2 million during the same period in 2022 primarily due to higher average prices per megawatt-hour. The average price per megawatt-hour, excluding certain fixed costs, increased from $76.32 for the nine months ended September 30, 2022 to $82.25 for the same period in 2023.  The increase in under-collection in the electric supply cost balancing account during the nine months ended September 30, 2023 compared to the same period in 2022 was due primarily to increases in energy prices experienced since 2022.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2023 and 2022, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$22,001	$20,908	$1,093	5.2%
Electric Services	2,923	2,330	593	25.5%
Contracted Services	5,337	4,790	547	11.4%
Total other operation	$30,261	$28,028	$2,233	8.0%
For the nine months ended September 30, 2023, the increase in other operation expenses at the water segment was due primarily to higher operation-related labor, transportation and outside-service costs, partially offset by lower water treatment costs. As a result of receiving the final decision in the water general rate case, the increase at the water segment also included a cumulative depreciation adjustment for 2022 of $212,000 on GSWC’s transportation equipment, which is recorded in other operation expenses.
The increase at the electric segment was due primarily to operation-related labor, outside services and transportation expenses. Transportation costs were higher due, in part, to increases in fuel costs compared to the same period in 2022. The increase at the contracted services segment was due primarily to higher operation-related labor, tools, and outside services.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$44,211	$43,945	$266	0.6%
Electric Services	6,556	5,995	561	9.4%
Contracted Services	15,483	15,084	399	2.6%
AWR (parent)	(218)	6	(224)	*
Total administrative and general	$66,032	$65,030	$1,002	1.5%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-service costs, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings. In addition, there was a reduction of approximately $447,000 to reflect the final decision in the water general rate case that authorized the recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment primarily due to an increase in labor costs and a higher allocation of costs from the general corporate office because of the allocation ratio update authorized in the final decision on the water general rate case. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact on earnings.
Administrative and general expenses increased at the contracted services segment due to an increase in labor, legal and other outside-services costs.
Administrative and general expenses at AWR (parent) during the nine months ended September 30, 2023 reflect the reversal of a previous accrual that was favorably resolved.

Depreciation and Amortization
For the nine months ended September 30, 2023 and 2022, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$26,890	$25,573	$1,317	5.1%
Electric Services	2,283	2,049	234	11.4%
Contracted Services	2,472	2,780	(308)	(11.1)%
Total depreciation and amortization	$31,645	$30,402	$1,243	4.1%
The water general rate case final decision approves overall higher composite depreciation rates based on a revised depreciation study. The increase in composite depreciation rates increases the adopted water revenue requirement, with a corresponding increase in adopted depreciation expense, resulting in no impact to net earnings. The overall increase in depreciation and amortization expenses at the water segment included the retroactive impact for the full year of 2022 of $576,000. In addition, the increase to depreciation and amortization was also attributed to additions to utility plant and other fixed assets at the regulated utilities.
Maintenance
For the nine months ended September 30, 2023 and 2022, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$7,518	$7,193	$325	4.5%
Electric Services	810	622	188	30.2%
Contracted Services	2,698	2,305	393	17.0%
Total maintenance	$11,026	$10,120	$906	9.0%
Maintenance expense was higher at each of the business segments as compared to the same period in 2022.
Property and Other Taxes
For the nine months ended September 30, 2023 and 2022, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$14,733	$14,440	$293	2.0%
Electric Services	1,569	1,351	218	16.1%
Contracted Services	1,582	1,456	126	8.7%
Total property and other taxes	$17,884	$17,247	$637	3.7%
Property and other taxes increased at the water segment primarily due to an increase in franchise fees resulting from higher water revenues, partially offset by favorable property tax adjustments resulting from changes in property tax assessments for certain counties. In addition, there was an increase in property taxes at the electric segment resulting from an increase in capital additions and higher assessed values, and an increase in gross receipts taxes at the contracted services segment from higher construction activity.
ASUS Construction
For the nine months ended September 30, 2023, construction expenses for contracted services were $46.6 million, increasing $15.3 million compared to the same period in 2022 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2023 as compared to the same period of 2022.

Interest Expense
For the nine months ended September 30, 2023 and 2022, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$23,140	$16,650	$6,490	39.0%
Electric Services	2,860	970	1,890	194.8%
Contracted Services	1,530	371	1,159	312.4%
AWR (parent)	4,370	1,255	3,115	248.2%
Total interest expense	$31,900	$19,246	$12,654	65.7%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to the same period in 2022 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates both short- and long-term. On January 13, 2023, GSWC issued $130.0 million unsecured notes in a private placement consisting of $100.0 million in aggregate notes at a coupon rate of 5.12% due January 31, 2033, and $30.0 million in aggregate notes at a coupon rate of 5.22% due January 31, 2038. Also, in April 2022, BVES issued $35.0 million in unsecured notes in a private placement consisting of 10 and 15 year term notes with interest rates at 4.548% and 4.949%, respectively.
Interest Income
For the nine months ended September 30, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$4,356	$562	$3,794	*
Electric Services	873	207	666	*
Contracted Services	582	635	(53)	(8.3)%
AWR (parent)	(19)	(17)	(2)	11.8%
Total interest income	$5,792	$1,387	$4,405	*
* not meaningful
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the water and electric segments bearing interest at the current 90-day commercial-paper rates, which have increased since 2022, as well as an overall increase in regulatory assets recorded as a result of the final decision in the water general rate case, partially offset by lower interest income recognized on certain construction projects at the contracted services segment as compared to the same period in 2022.
Other Income and (Expenses), net
For the nine months ended September 30, 2023 and 2022, other income and (expenses), net by business segment, consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$2,041	$(3,070)	$5,111	(166.5)%
Electric Services	28	332	(304)	(91.6)%
Contracted Services	(94)	110	(204)	(185.5)%
AWR (parent)	268	258	10	3.9%
Total other income and (expenses), net	$2,243	$(2,370)	$4,613	(194.6)%
    For the nine months ended September 30, 2023, other income (net of other expenses) increased mostly because of gains of $2.1 million recorded on investments held to fund one of the Company’s retirement plans, as compared to losses of $6.4 million incurred during the same period in 2022, both due to financial market conditions. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the nine months ended September 30, 2023 and 2022, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ CHANGE	% CHANGE
Water Services	$29,674	$14,623	$15,051	102.9%
Electric Services	794	1,645	(851)	(51.7)%
Contracted Services	4,621	3,399	1,222	36.0%
AWR (parent)	(1,586)	(641)	(945)	147.4%
Total income tax expense	$33,503	$19,026	$14,477	76.1%
Consolidated income tax expense for the nine months ended September 30, 2023 increased by $14.5 million primarily due to an increase in pretax income as compared to the same period in 2022. AWR’s ETR was 24.3% and 24.1% for the nine months ended September 30, 2023 and 2022, respectively. GSWC’s ETR was 25.3% and 25.2% for the nine months ended September 30, 2023 and 2022, respectively. The increase in AWR (parent)’s tax benefit during the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to an increase in pretax loss at AWR (parent) resulting from higher interest expense, as well as changes in state unitary taxes.

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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and if market interest rates continue to increase. In addition, as the capital investment program continues to increase, AWR and its subsidiaries anticipate they will need to access external financing more often. AWR believes that costs associated with capital used to fund construction at GSWC and BVES will continue to be recovered through water and electric rates charged to customers.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $688.5 million was available for GSWC to pay dividends to AWR on September 30, 2023. Approximately $69.9 million was available for BVES to pay dividends to AWR as of September 30, 2023. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each Military Utility Privatization Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On June 28, 2023, AWR and GSWC each executed new credit agreements with terms of five years provided by a syndicate of banks and financial institutions for a total combined unsecured revolving credit facilities of $350.0 million. These syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank. AWR previously borrowed under a revolving credit facility with a borrowing capacity of $280.0 million and provided funds to both GSWC and ASUS in support of their operations through intercompany borrowing agreements on terms that are similar to that of the credit facility. AWR’s new credit agreement provided for a $150.0 million unsecured revolving credit facility to support AWR parent and its contracted services subsidiary, while GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its water operations and capital expenditures. Both credit facilities may be expanded up to an additional $75.0 million, subject to the lenders’ approval. On November 6, 2023, AWR’s credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million to provide additional support to AWR parent and its contracted services subsidiary. In connection with the increase in borrowing capacity, the amendment also provides for the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s and GSWC’s outstanding borrowings under the new credit facilities were $133.5 million and $103.0 million, respectively, as of September 30, 2023. AWR may seek additional capital of $150 million - $200 million through equity offerings over the next three years beginning in 2024, including potentially through an at-the-market program.
BVES has a separate revolving credit facility without a parent guaranty, which was amended on June 16, 2023, to increase the borrowing capacity from $35.0 million to $50.0 million. The amendment to BVES’s credit agreement also included (i) the extension of the credit facility to mature on July 1, 2026, (ii) conversion of the interest rate on new borrowings to the benchmark rate Secured Overnight Financing Rate (“SOFR”), and (iii) an option to increase the facility by an additional $25.0 million, subject to lender approval. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period. BVES’s pay-off period for its credit facility ends in August 2024. Accordingly, the $37.0 million outstanding under BVES's credit facility has been classified as a current liability in AWR's Consolidated Balance Sheet as of September 30, 2023. On June 13, 2023, BVES filed a financing application with the CPUC, pending approval, that requests the authorization for the issuance and sale of additional long-term debt and equity securities of up to $120.0 million.

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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On October 30, 2023, AWR’s Board of Directors approved a fourth quarter dividend of $0.43 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 1, 2023 to shareholders of record at the close of business on November 15, 2023. Registrant has paid Common Share dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 69 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR's quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 9.4% over the last five years. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrants, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2022.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $56.5 million for the nine months ended September 30, 2023 as compared to $89.9 million for the same period in 2022. During the first quarter of 2022, GSWC and BVES received $9.5 million and $321,000, respectively, in COVID-19 relief funds from the state of California to aid customers in paying delinquent water and electric customer bills incurred during the pandemic. There were no similar relief funds received during the first nine months of 2023.
The decrease in operating cash flows was also due to a 12.0% decrease in billed water consumption, as well as the delay in receiving the water general rate case final decision as billed water revenues in 2022 and 2023 through July 30 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the new 2022 and 2023 rates, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. Furthermore, the decrease in operating cash flows was also due to differences in the timing of vendor payments, and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.

These decreases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $135.2 million for the nine months ended September 30, 2023 as compared to $121.7 million for the same period in 2022, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities, and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2023, the regulated utilities’ company-funded capital expenditures are expected to be between $155 million and $170 million, barring any delays resulting from changes in capital improvement schedules due to supply-chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, (iii) the proceeds from unsecured new revolving credit facilities for AWR, GSWC and BVES, and (iv) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s new credit facility is used to support AWR parent and its contracted services subsidiary, and borrowings on GSWC and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $81.3 million for the nine months ended September 30, 2023 as compared to cash used of $29.1 million during the same period in 2022. The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support operations affected by a decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at the regulated utilities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which in turn used the proceeds to pay down outstanding borrowings under the AWR credit facility at that time.
On June 28, 2023, AWR and GSWC each executed new unsecured syndicated credit facilities to replace AWR’s previous credit agreement with a sole bank. During the nine months ended September 30, 2023, AWR had a net decrease in borrowings from all of its credit facilities of $5.2 million, while during the nine months ended September 30, 2022, AWR had a net increase in borrowings on its credit facilities of $36.0 million.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by, among other things, factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the lingering effects of the COVID-19 pandemic. For further information regarding the risks faced by Registrants, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2022.
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments from its parent, AWR, to help fund a portion of its operations and construction expenditures. On June 28, 2023, GSWC executed its own separate credit agreement that provides for a $200.0 million unsecured revolving credit facility to support GSWC’s operations and capital expenditures. GSWC’s borrowing capacity under this credit agreement may be expanded up to an additional $75.0 million, subject to the lenders’ approval. Previously, AWR borrowed under a revolving credit facility and provided funds to GSWC in support of its operations under intercompany borrowing arrangements.
In January 2023, GSWC issued (i) one Common Share to AWR for $10.0 million, and (ii) $130.0 million in unsecured long-term notes in a private placement. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC's borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $53.6 million for the nine months ended September 30, 2023 as compared to $71.3 million for the same period in 2022.  During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water bills incurred during the pandemic. There were no similar relief funds received during the nine months ended September 30, 2023. The decrease in operating cash flow was also due to a 12.0% decrease in billed water consumption, as well as the delay in receiving the final water general rate case decision as billed water revenues in 2022 and in 2023 through July 30 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. Upon receiving the decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the new 2022 and 2023 rates, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. The decrease in operating cash flows was also due to differences in the timing of vendor payments. These decreases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $113.6 million for the nine months ended September 30, 2023 as compared to $107.4 million for the same period in 2022, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $59.7 million for the nine months ended September 30, 2023 as compared to $36.0 million net cash used for the same period in 2022.  The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support water operations affected by a decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at GSWC.
In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. On June 28, 2023, GSWC entered into an unsecured revolving credit facility. GSWC used the proceeds from the borrowings under the new credit facility to again pay-off all of its intercompany borrowings owed to AWR. The CPUC required GSWC to fully pay-off all intercompany borrowings it had from AWR within a 24-month period. GSWC’s borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” section of the Registrant’s Form 10-K for the year ended December 31, 2022 filed with the SEC for a discussion of contractual obligations and other commitments.
Contracted Services
Under the terms of utility privatization contracts with the U.S. government, each contract’s price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the utility privatization contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards. ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for the Military Utility Privatization Subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
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
Regulatory Matters
An update on various regulatory matters is included in the discussion under the section titled “Overview” in this Form 10-Q’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion below focuses on key regulatory matters and developments.
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2022 and from January 1, 2023 through July 30, 2023 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision on its water general rate case application that determines new rates for 2022 and 2023 and are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the second-year 2023 rate increases have been reflected in the results for the nine months of 2023. GSWC filed for the implementation of new 2023 rate increases effective on July 31, 2023. In October, GSWC also filed for the recovery of all retroactive amounts for 2022 and 2023 accumulated up to the effective date of the new 2023 rates, or July 30, 2023. Surcharges were implemented in October 2023 to recover these cumulative retroactive rate differences over 36 months, which through September 30, 2023 totaled $55.1 million and were included in CPUC-authorized general rate case memorandum accounts recognized as regulatory assets.

Water General Rate Case for the years 2025–2027
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. Among other things, GSWC requested capital budgets of approximately $611.4 million for the three-year rate cycle. GSWC also requested the continuation of mechanisms to accommodate fully decoupled revenues and sales and track differences between recorded and CPUC-authorized supply-related expenses. In an August 2020 decision, the CPUC discontinued the use of the WRAM and the MCBA at water utilities, which GSWC implemented in 2008, but would be discontinued for GSWC after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. With the passage of SB 1469, GSWC’s request to continue using a revenue decoupling mechanism will be subject to CPUC approval. A decision in the water general rate case is scheduled for the fourth quarter of 2024, with new rates to become effective January 1, 2025.
Cost of Capital Proceeding
On June 29, 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the final decision issued in June, all adjustments to rates are prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased the 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, on October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC and will increase GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
Electric Segment:
Recent Changes in Rates
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for the nine months ended September 30, 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Because new rates are expected to be retroactive to January 1, 2023, when a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. Based on the established schedule in this proceeding, a proposed decision is scheduled for the fourth quarter of 2023.
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
Drinking Water Proposed Maximum Contaminant Levels:
In March 2023, the U.S. EPA proposed maximum contaminant levels (“MCLs”) for various individual and specific chemicals that are referred to as perfluoroalkyl substances (“PFAS”) compounds in drinking water. When finalized, the proposed regulation will require public water systems to monitor and treat water for these chemicals. It will also require water systems to notify its customers and reduce the levels if it exceeds the regulatory standards. The U.S. EPA anticipates finalizing and adopting this rule by 2024. Once the rule is finalized, water systems will be required to comply with the MCLs after a specified implementation period, which is currently anticipated to be three years from the rule-adoption date. These proposed MCLs, once finalized, are expected to increase GSWC’s water treatment and other operating costs. The CPUC has authorized GSWC to track incremental costs, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
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
The California Legislature passed two bills in 2018 that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will be required to meet by the year 2030 with interim milestones. A key milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The California State Water Resource Control Board (“SWRCB”) began a formal rulemaking process on August 18, 2023, that is expected to be considered for adoption as a final regulation for overall conservation standards by early 2024. Each purveyor will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.
California’s 2022-23 water year ended on September 30, 2023 with improved water supply conditions. The water year began as a potentially fourth driest consecutive year of drought. However, a series of atmospheric storm events occurring during the first half of 2023 followed by Tropical Storm Hilary in August brought record breaking precipitation throughout California and the Southwest. At the start of 2023, California Department of Water Resources (“DWR”) initially set the California State Water Project (“SWP”) allocations at 5%. However, due to improved precipitation and snow levels experienced state-wide, DWR increased the SWP allocation to 75%, and as a result, the Metropolitan Water District of Southern California (“MWD”) lifted restrictions that had impacted SWP dependent service areas of Simi Valley and Claremont that had been in place since mid-2022. DWR again increased the SWP allocation to 100% on April 20, 2023, which is the first time the full contracted SWP allocation has been at this level since 2006.
As a result of improved drought conditions, several of the key reservoirs in the State of California, including Lake Oroville and San Luis Reservoir, have been replenished to capacity or nearing capacity, thus bolstering California’s water available in storage. The 2023-24 water year, which began October 1, 2023, is looking promising with Lake Oroville at 73% of capacity and the San Luis Reservoir at 81% capacity. A wet winter is currently projected and as of October 31, 2023 the U.S. Drought Monitor reported that approximately 6% of California was “abnormally dry” with no areas characterized in any level of drought.
Prolonged drought conditions still exist on the Colorado River System, which was experiencing historically low reservoir levels in Lake Mead and Lake Powell in early 2023. This resulted in urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually as requested by the US Bureau of Reclamation (the “Bureau”). The Bureau prepared a supplemental environmental impact statement with options that may result in modifications to current agreements. This may result in water delivery cuts by all of the lower states including California. However, California along with the other two lower river states issued a plan in late May of 2023, which calls for a water use reduction of 3 million acre-feet through the end of 2026. Conditions in the Colorado River Watershed showed similar beneficial responses to more precipitation in the 2022-23 water year resulting in gains of a combined 4.5 million acre feet in Lake Powell and Lake Mead combined. Lake Powell saw a rise in water levels of 44 feet and Lake Mead saw a rise of 21 feet.
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
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), Registrant has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of Registrant’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that Registrant’s disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Registrant is subject to ordinary routine litigation incidental to its business, some of which may include claims for compensatory and punitive damages. No legal proceedings are pending, which management believes to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2022 Annual Report on Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2023	551		$81.27	—	—
August 1 – 31, 2023	7,690		$85.74	—	—
September 1 – 30, 2023	17,327		$81.92	—	—
Total	25,568	(2)	$83.19	—
(1)      None of the Common Shares were purchased pursuant to any publicly announced stock repurchase program.
(2)    These Common Shares were acquired on the open market for employees pursuant to GSWC’s 401(k) plan and for participants in the Common Share Purchase and Dividend Reinvestment Plan.
(3)    Neither the 401(k) plan nor the Common Share Purchase and Dividend Reinvestment Plan contain a maximum number of Common Shares that may be purchased in the open market.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On October 30, 2023, AWR’s Board of Directors approved a fourth quarter dividend of $0.43 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 1, 2023 to shareholders of record at the close of business on November 15, 2023.
(b)    The Bylaws of AWR were amended on October 31, 2023 to provide new procedures that must be followed by shareholders who wish to nominate directors at an annual meeting or special meeting of this corporation.
Nominations by shareholders must be made pursuant to timely notice in writing to the Corporate Secretary. To be timely as to the 2024 annual meeting, a shareholder’s notice must be received at our principal executive offices no earlier than February 3, 2024 and no later than February 24, 2024; provided, however, that if the date of the 2024 annual meeting is changed by more than 30 days from such anniversary date of the 2023 annual meeting, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed to shareholders or public disclosure of such date was made. To be timely as to a special meeting at which directors are to be elected, a shareholder’s notice must be received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed to shareholders or public disclosure of such date was made. In no event may the public announcement of an adjournment or postponement of a meeting commence a new time period (or extend any time period) for the giving of a shareholder’s notice.
Nominations must be in proper written form and contain the information specified in Article II Section 14 of our Bylaws, including a representation that the shareholder or shareholders will solicit at least 67% of AWR’s common shares held of record on the record date for the meeting. The shareholder or shareholders must also comply with all other procedures specified in Section 14 of the Bylaws.
(c)    During the quarter ended September 30, 2023, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

Item 6. Exhibits
(a) The following documents are filed as Exhibits to this report:

3.1	Amended and Restated By-Laws of American States Water Company (1)

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8	Credit Agreement of American States Water Company dated June 28, 2023, as amended (1)

10.9	Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments revised October 31, 2023 (1)

10.10	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.11	Credit Agreement of Golden State Water Company dated June 28, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.12	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.13	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 26, 2023 (2)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 6, 2023