Form 10-K
period 2023-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2024-02-21
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023 or
☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to

Commission File Number	Registrant, State of Incorporation Address, Zip Code and Telephone Number				IRS Employer Identification No.
001-14431	American States Water Company				95-4676679
Incorporated in			California
	630 E. Foothill Boulevard,	San Dimas	CA	91773-1212
	(909)		394-3600

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class		Trading Symbol		Name of Each Exchange on Which Registered
Common Shares		AWR		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Commission	Registrant, State of Incorporation				IRS Employer
File Number	Address, Zip Code and Telephone Number				Identification No.
001-12008	Golden State Water Company				95-1243678
Incorporated in			California
	630 E. Foothill Boulevard,	San Dimas	CA	91773-1212
	(909)		394-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
 Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

American States Water Company	Yes	☒	No	☐
Golden State Water Company	Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

American States Water Company	Yes	☐	No	☒
Golden State Water Company	Yes	☐	No	☒

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

American States Water Company
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

Golden States Water Company
Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
American States Water Company        ☐
Golden State Water Company        ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
American States Water Company        ☒
Golden State Water Company        ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.
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

The aggregate market value of all voting and non-voting common shares, no par value, of American States Water ( “Common Shares”) held by non-affiliates of American States Water Company was approximately $3,189,000,557 on June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price per Common Share of American States Water Company as traded on the New York Stock Exchange.  As of February 20, 2024, the number of Common Shares of American States Water Company outstanding was 36,988,764. As of that same date, American States Water Company owned all 171 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2023.

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

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

GLOSSARY OF TERMS
The following terms and acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
50-year contract	ASUS’s initial 50-year, firm-fixed-price contracts
AFUDC	Allowance for Funds Used During Construction
Arrearage Program	California Water and Wastewater Arrearage Payment Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASUS	American States Utility Services, Inc.
AWR	American States Water Company
BRRAM	Base Revenue Requirement Adjustment Mechanism
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
CCPA	California Consumer Privacy Act
CEMA	Catastrophic Emergency Memorandum Account
COC	Cost of Capital
CPUC	California Public Utilities Commission
CWA	California Water Association
DCAA	Defense Contract Auditing Agency
DCMA	Defense Contract Management Agency
DDW	Division of Drinking Water
DRP	Common Share Purchase and Dividend Reinvestment Plan
EBITDA	Earnings Before Income Taxes, Depreciation and Amortization
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Extended Arrearage Program	New Extended Water and Wastewater Arrearage Program
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
FTB	California Franchise Tax Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
gpcd	Gallons Per Capita Per Day
GSWC	Golden State Water Company
IRS	Internal Revenue Service
IOWU	Investor-Owned Water Utility
JBCC	Joint Base Cape Cod
kv	Kilovolt
MAF	Million Acre-Feet
MCBA	Modified Cost Balancing Account
MCL	Maximum Contamination Level
Moody’s	Moody’s Investors Service
MWD	Metropolitan Water District of Southern California
MWh	Megawatt-Hour
NYSE	New York Stock Exchange
ODUS	Old Dominion Utility Services, Inc.
OEIS	Office of Energy Infrastructure Safety

ONUS	Old North Utility Services, Inc.
PCAOB	Public Company Accounting Oversight Board
PFAS	Perfluoroalkyl Substances
PFBS	Perfluorobutane Sulfonic Acid
PFHxS	Perfluorohexane Sulfonic Acid
PFOA	Perfluorooctanoic Acid
PFOS	perfluorooctanesulfonic acid
ppb	Parts Per Billion
ppt	Parts Per Trillion
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
Public Advocates	Public Advocates Office at the CPUC
REA	Request for Equitable Adjustment
REC	Renewable Energy Credit
Registrant	American States Water Company and Golden State Water Company
ROU	Right-of-Use
RPS	Renewables Portfolio Standard
RSU	Restricted Stock Unit
S&P	Standard and Poor's Global Ratings
SB	Senate Bill
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
SWRCB	State Water Resources Control Board
TSR	Total Shareholder Return
TUS	Terrapin Utility Services, Inc.
U.S.	United States
USEPA	United States Environmental Protection Agency
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and the information incorporated by reference into this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “believe,” “estimate,” “may,” “can,” “will,” “likely,” “should,” “could,” “anticipate,” “plan” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•the impact of laws, regulations and policies of regulatory agencies or the U.S. government applicable to water, wastewater and electric utility operations;
•the ability of GSWC and BVES to recover their respective costs through regulated rates, including increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, and increased costs of operation and maintenance due to inflation, supply chain disruptions and increases in interest rates, while facing an increase in customer rate increase opposition and possible reluctance from the CPUC to pass through all such costs to the customers;
•customer dissatisfaction due to rising rates needed to recover the costs of replacing aging infrastructure, address climate change risks, comply with water quality, renewable energy and greenhouse gas regulation;
•all of our contracts for providing services on military bases are provided to the U.S. government under long-term, fixed-price contracts subject to annual economic price adjustments
•all contracts for providing services on military bases may be terminated or suspended at any time by the government;
•ASUS is subject to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations that could result in fines and penalties;
•GSWC and BVES are subject to potential audit and investigations by the CPUC for failure to comply with regulations applicable to public utilities, including failure to comply with state and federal water quality requirements, wildfire mitigation plans, renewable energy legislation, greenhouse gas regulations and other climate related regulations that could result in fines and penalties;
•we compete with other companies in bidding on providing utility services on military bases which involves estimating costs and potential profits that may not be realized;
•the impact of water quality and wastewater quality regulations on military bases;
•asset or business acquisitions may not yield the anticipated benefits;
•the impact of climate change and extreme weather events, including droughts, storms, high wind events, wildfires, flash flooding and other natural disasters, and the effects they could have on our operations;
•our assets at our regulated utilities are subject to condemnation by municipalities and other governmental subdivisions;
•increases in the costs of obtaining and complying with the terms of franchise agreements;
•damage to our reputation or adverse publicity may lead to increased regulatory oversight or sanctions;
•costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•our ability to control operation and maintenance costs within the amounts that have been approved in rates or estimated in our military base contracts;
•the outbreak of pandemics, such as COVID-19, and other events that may cause region wide, statewide, nationwide or even global disruption, which could impact our businesses, operations, cash flows or financial results;
•the inherent risk of damage to private property and injury to employees and the general public involved in the generation, transmission and distribution of electricity, the handling of hazardous materials and equipment, and being in close proximity to public utility construction and maintenance operations;
•the impact of groundwater contamination and the increasing costs associated with treatment and mitigation;
•risks of incurring losses not covered by insurance or recoverable in rates;

•the adequacy of water supplies due to fluctuations of weather, climate change, and other uncontrollable factors;
•the impact that water conservation efforts may have on GSWC's operations and costs incurred;
•changes in electricity and natural gas prices in California;
•failure to make accurate estimates about financing and accounting matters;
•changes in accounting, public utility, environmental and tax laws and regulations affecting our businesses;
•changes in fair value of investments and other assets;
•the performance of subcontractors engaged to assist us in the performance of contracted services on military bases;
•incomplete or delayed reimbursement from the U.S. government and delays in obtaining decisions from the CPUC on regulated public utility rates that can adversely impact our financial condition and liquidity;
•physical security of our critical assets, personnel and data critical to our business, employees, customers and vendors;
•cybersecurity incidents that could disrupt critical information technology systems, resulting in the loss of financial and other information critical for operations and the breach of confidential information of our customers, employees and vendors;
•our ability to attract, retain, train, motivate, develop, and transition key employees;
•the failure of our employees to maintain required certifications and licenses or to complete required compliance training;
•changes in interest rates and our ability to borrow funds and access bank and capital markets on reasonable terms;
•the impact of inflation and supply chain disruptions on our operational costs and costs of capital that may not be recovered in rates for our regulated utilities and through economic price adjustments for our military bases;
•results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, interest rate fluctuations, compliance with debt covenants and conditions, delays in receiving general rate case decisions from the CPUC, and general market and economic conditions;
•actions by credit rating agencies to downgrade AWR or GSWC’s credit ratings or to place those ratings on negative outlook;
•our ability to finance the significant capital expenditures required by our operations, which are increasing;
•volatility in the price of our Common Shares;
•declines in the market prices of equity and fixed-income securities and resultant cash funding requirements for defined benefit pension plans and other post-retirement benefit plans;
•our reliance on cash flow from our subsidiaries to meet our financial obligations and to pay dividends on our Common Shares;
•the geographic concentration of our operations in California; and
•other risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Form 10-K.
Although we believe that the expectations reflected in the forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-K and the information incorporated herein by reference reflect our views as of their respective dates and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this Form 10-K and the information incorporated herein by reference that could cause actual results to differ. Forward-looking statements speak only as of the date they are made and except as required by law, AWR expressly disclaims an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
AWR makes its periodic reports, Form 10-Q and Form 10-K, and current reports, Form 8-K, and amendments to those reports, available free of charge through its website, www.aswater.com, as soon as those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of business conduct and ethics, its corporate governance guidelines, its policy for the recoupment of performance-based compensation, its insider trading policy and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297.
Overview
AWR is the parent company of GSWC, Bear Valley Electric Service, Inc. (“BVES”) and American States Utility Services, Inc. (“ASUS”) (and its wholly-owned subsidiaries: Fort Bliss Water Services Company (“FBWS”), Old Dominion Utility Services, Inc. (“ODUS”), Terrapin Utility Services, Inc. (“TUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), Fort Riley Utility Services, Inc. (“FRUS”), Bay State Utility Services LLC (“BSUS”), and Patuxent River Utility Services LLC (“PRUS”)).
AWR has three reportable segments: water, electric and contracted services. Within the segments, AWR has three principal business units, water and electric service utility operations conducted through its regulated utilities GSWC and BVES, respectively, and contracted services conducted through ASUS and its subsidiaries.
GSWC is a public water utility engaged in the purchase, production, distribution and sale of water in 10 counties in the state of California.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  BVES is a public electric utility that distributes electricity in several San Bernardino County mountain communities in California and is also regulated by the CPUC. Additional information regarding public utility regulation is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Regulatory Matters.”
AWR’s regulated utilities served 264,093 water customers and 24,777 electric customers at December 31, 2023, or a total of 288,870 customers, compared with 263,265 water customers and 24,705 electric customers at December 31, 2022, or a total of 287,970 customers. Both GSWC’s and BVES’s operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2023, 2022 and 2021.
ASUS, through its subsidiaries, has contracted with the U.S. government to provide water and/or wastewater services at various military installations. ASUS operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to an initial 50-year, firm-fixed-price contract and additional firm-fixed-price contracts, task order agreements and contracts with third party prime contractors.  ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its term for convenience of the U.S. government or as a result of default or nonperformance by the ASUS subsidiary performing the contract. The price for each of these contracts is subject to annual economic price adjustments or task order adjustments. The contracts are also subject to modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases.  AWR generally guarantees performance of all of the contracts of ASUS’s subsidiaries.

Pursuant to the terms of the 50-year contracts with the U.S. government, the subsidiaries of ASUS operate the following water and wastewater systems:

Subsidiary	Military Base	Type of System	Location
FBWS	Fort Bliss	Water and Wastewater	Texas and New Mexico
ODUS	Fort Gregg-Adams	Wastewater	Virginia
ODUS	Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story	Water and Wastewater	Virginia
TUS	Joint Base Andrews	Water and Wastewater	Maryland
PSUS	Fort Jackson	Water and Wastewater	South Carolina
ONUS	Fort Liberty, Pope Army Airfield and Camp Mackall	Water and Wastewater	North Carolina
ECUS	Eglin Air Force Base	Water and Wastewater	Florida
FRUS	Fort Riley	Water and Wastewater Collection and Treatment	Kansas
PRUS	Naval Air Station Patuxent River	Water and Wastewater	Maryland
BSUS	Joint Base Cape Cod*	Water and Wastewater Collection and Treatment	Massachusetts
*BSUS is the only subsidiary that has entered into a task order agreement serving Joint Base Cape Cod that has a term of 15 years.
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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California has been hot and dry. During unusually wet weather, our customers generally use less water. The CPUC has adopted regulatory mechanisms at GSWC that help mitigate fluctuations in revenues due to changes in water consumption by our customers in California, which currently remain in effect.
The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow-making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our electric revenues. The CPUC has adopted regulatory mechanisms for our electric business, which helps mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by BVES’s customers.
Environmental Regulations
AWR’s subsidiaries are subject to extensive environmental regulations. GSWC is required to comply with safe drinking water requirements, including testing to determine constituents in its water supply and customer notification requirements if certain contaminants exceed maximum levels or advisory levels, and requirements to address issues relating to known contamination. The subsidiaries of ASUS are subject to similar requirements in connection with their water and wastewater operations on military bases. GSWC is also responsible for clean-up and remediation at a plant site that contained an underground storage tank. As mandated by legislation enacted in California, BVES is required to submit wildfire mitigation plans to the CPUC and the Office of Energy Infrastructure Safety (“OEIS”) for approvals. California requires electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfire.
ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works with state regulators and industry associations for the purpose of staying current with emergent issues and proactively addressing any change in wastewater treatment regulation.
The regulated utilities spent approximately $29.0 million in 2023 and expect to spend approximately $23.5 million in 2024 for capital expenditures on environmental control facilities. During 2023, ASUS performed construction activities (for the benefit of the U.S. government) related to environmental control facilities with a contract value of $4.5 million. ASUS expects to perform construction activities related to environmental control facilities with a contract value of $9.2 million in 2024. In addition, various other capital expenditures at the regulated utilities and construction projects at ASUS are incurred for purposes other than environmental control facilities but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
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
We seek to minimize our greenhouse gas (“GHG”) emissions to assist in reducing the effects of climate change. We have studied our GHG emissions levels, set a 2020 baseline, and developed a GHG emissions reduction target of 60% by 2035 from the 2020 baseline. To accomplish this, GSWC and BVES have developed a phased approach, which includes short-, medium- and long-term actions. Our priorities include reductions in energy use and increasing purchases of green energy for our water operations, increasing purchases of green energy for distribution to our electric customers, and reviewing our vehicle fleet needs and electrification. Achievement of this reduction target is contingent on certain external factors, which include the ongoing development of technology.
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
Electric Utility
Climate change has also impacted electric utilities in California due to an increase in wildfires. BVES’s compliance with its wildfire mitigation plans have resulted in an increase in capital expenditures for wildfire mitigation projects. BVES will not be able to recover the costs incurred to make capital improvements included in BVES’s current wildfire mitigation plans from customers until the CPUC approves recovery of these costs in its next general rate case filing. BVES filed a general rate case application in August 2022, which will determine new electric rates for the years 2023-2026. Power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels.
California has established a cap-and-trade program applicable to greenhouse gas emissions. While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity,” BVES has an obligation to file a report with the California Air Resources Board (“CARB”) in June of each year under the Greenhouse Gas Mandatory Reporting Regulation. The report will become available publicly in the third quarter of 2024.
The State of California and the CPUC have established renewable energy procurement targets. BVES has entered into a CPUC-approved eleven-year contract for renewable energy credits. Because of this agreement, BVES believes it will comply through at least 2024 with California’s renewable energy statutes that address this issue. BVES is pursuing short- and long-term renewable energy contracts to satisfy its requirements related to its resource portfolio for the compliance period covering the years 2021-2024 and beyond.

In 2023, BVES’s renewable power represented 41.3% of total retail sales. Renewable energy procurement requirements continue to escalate, reaching 50% by 2026 and 100% carbon free by 2045. BVES has entered into a contract to construct a solar energy project in Big Bear Lake, subject to obtaining CPUC approval and necessary permits. If approved and constructed, the project will provide a source of clean, local energy for BVES’s customers.
BVES offers a distributed generation program, which benefits customers who install a solar or wind-generating facility that produces renewable energy. Those customers can receive a bill credit if their monthly renewable energy production exceeds their on-site use. BVES also has a number of customers on its Net Energy Metering Program (NEM), which was the previous renewable energy program. NEM customers can receive a bill credit if their annual renewable energy production exceeds their on-site use. Approximately 5% of the energy consumed by our BVES customers is now generated by customer-owned renewable sources (solar).
BVES is also required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES has no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In January 2024, BVES filed an attestation that BVES complied with the standards for 2023. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVES’s power plant operations or the cost of BVES’s purchased power from third party providers.
Competition
The businesses of GSWC and BVES are substantially free from direct and indirect competition with other public utilities, municipalities and other public agencies within their existing service territories.  However, GSWC and BVES may be subject to eminent domain proceedings in which governmental agencies, under state law, may acquire GSWC’s water systems or BVES’s electric system if doing so is necessary and in the public’s interest. GSWC competes with governmental agencies and other investor-owned utilities in connection with offering service to new real estate developments on the basis of financial terms, availability of water and ability to commence providing service on a timely basis. ASUS actively competes for business with other investor-owned utilities, other third-party providers of water and/or wastewater services, and governmental entities primarily on the basis of quality of service and price.
AWR Workforce
AWR and its subsidiaries had a total of 815 employees as of December 31, 2023.  GSWC had 506 employees as of December 31, 2023. BVES had 50 employees, of which 18 employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2025. At times, GSWC and BVES use temporary and contract workers for a finite period of time and in a limited capacity to continue a project or workflow until they can hire a regular employee. It is also common for those temporary workers to be hired as a regular, full-time employee.
ASUS and its subsidiaries had a total of 259 employees as of December 31, 2023. FBWS, a subsidiary of ASUS, has 14 employees that are covered by a collective bargaining agreement with the International Union of Operating Engineers. This agreement expires in September 2024.
Our businesses require a combination of complex infrastructure, regulatory expertise and customer service. Ongoing development of our talent across the organization to meet critical business needs is a continual focus, and includes (i) building a culture such that high-potential talent is identified and further developed, (ii) creating career paths that not only move up a specialized ladder, but across the organization, and (iii) offering opportunities for employees to accept new challenges through stretch assignments.
Attracting Diverse Qualified Candidates
We understand that strength comes from having a diverse employee population. We strive to hire from our local communities and to have a workforce that is representative, at all job levels, of the communities we serve and from which we recruit. This begins with the recruitment process. We strive to have all aspects of employment, including the decision to hire, promote, discipline, or discharge, be based on merit, competence, performance, and business needs. It is our policy not to discriminate on the basis of race, color, religion, marital status, age, national origin, ancestry, physical or mental disability, medical condition, pregnancy, genetic information, gender, sexual orientation, gender identity or expression, veteran status, or any other status protected under federal, state, or local laws.

Compensation and Benefits
We believe that we pay employees a competitive and fair wage, as benchmarked with other leading companies and the market. Consistent with our principle of valuing personal mastery, we reward employees for improving their skills and capabilities. Our benefits include a defined benefit pension plan for employees hired prior to January 1, 2011, a defined contribution plan for hires or rehires after December 31, 2010, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts.
Safety and Training
Strong occupational health and safety practices reduce injuries, keep our workforce healthy, and reduce operating costs. A safe workforce translates into better performance company-wide. We work to create a safety-focused culture in which each individual feels personally responsible for their own safety, the safety of their co-workers, as well as the safety of the communities they serve. Safety performance is included as a metric in the officer and manager compensation programs. Employees attend training in various mandated safety programs that are applicable to their area of operations, including training to meet regulatory safety training requirements and requirements of the Department of Transportation. We also provide training to assist in compliance with local, state, and federal environmental laws.
To reinforce our safety efforts and protocols, company-wide safety inspections at GSWC and BVES are conducted with supervisors. The inspection reports are forwarded to management for review, allocation of resources are made (if needed), and corrective actions are taken. ASUS has a dedicated Safety Coordinator located at each military base installation served. The onsite Safety Coordinator is responsible for regulatory compliance, as well as beneficial health and safety monitoring functions.
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
Recruiting, developing and retaining the right talent is key to our long-term success. With approximately 30% of our employees eligible for retirement in the next five years, we are focused on transferring institutional knowledge, continuing succession planning and pursuing recruitment and development strategies to attract qualified talent.

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
Regulated Water and Electric Utility Operations
GSWC’s and BVES’s revenues depend substantially on the rates and charges we are permitted to recover from our customers and the timing of that recovery as authorized by the CPUC. Decisions of the CPUC could result in impairment charges and customer refunds, and delays in recovering costs in rates. Some of the factors impacting our ability to obtain rate recovery on a timely basis include opposition to rate increases arising out of increased costs for replacing aging infrastructure and increased costs associated with addressing climate change and weather event risks, such as drought, storms and wildfires in California, costs incurred in connection with complying with water quality regulations, costs incurred in connection with obtaining and complying with franchise agreements with local governmental agencies and costs of obtaining permits from local, state and federal governmental agencies. There may also be increased customer opposition to rate increases due to customer dissatisfaction with conservation rate structures and public safety power shutdowns.
Our water and electric utility services are provided in California. As a result, our financial results are largely subject to political, water supply, labor, utility cost and regulatory risks, economic conditions, natural disasters (which may increase as a result of climate change), and other risks affecting California businesses. Our assets are also subject to condemnation in California.
Contract Services Operations
All of our utility privatization contract services are provided to the U.S. government pursuant to the terms of firm-fixed-price contracts subject to annual economic price adjustments. ASUS may also, from time to time, perform construction services on military bases as a subcontractor or pursuant to task order agreements. These contracts may be terminated or services suspended at any time for convenience of the government. We are subject to penalties for failure to conform or comply with U.S. government regulations and the terms of our contracts, and may be suspended or debarred for such failure to comply. The fees that we may charge are adjusted annually and in response to our requests for equitable adjustments. We have experienced delays in obtaining price and equitable adjustments, as well as delays in being paid by the U.S. government.
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
We are also subject to other business risks typical of our business, including:
•Cybersecurity incidents and physical security risks of our infrastructure and data could disrupt our operations and critical systems, increase our expenses, result in liabilities to third parties and damage to our reputation;
•Failure to attract, train, develop and transition key employees with the necessary skills to replace employees who are retiring or otherwise terminate employment or to fill new positions needed to respond to the increase in public utility and environmental regulations;
•Failure to make accurate estimates about financing and accounting matters, and in filing requests for rate increases with the CPUC or requests for price adjustments with the U.S. government or in bids on military base contracts or obtain new task orders from the U.S. government;
•Our ability to finance significant capital expenditures required by our businesses, which could be adversely impacted by general economic and market conditions, delays in receiving decisions from the CPUC on our general rate cases or delays in receiving payment from the U.S. government;

•Volatility in economic conditions such as changes to inflation, short-term interest rate volatility, and other market conditions may adversely impact our financial performance;
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
Climate Change
Climate change has resulted in increased frequency and duration of droughts, potential degradation of water quality, and changes in demand for services. More frequent and extended California drought conditions may cause increased stress on surface water supplies and groundwater basins, as well as allocations of water from the State Water Project and the Colorado River. Wholesale water suppliers may not have adequate supply during extended periods of drought, which may result in increases in prices for water delivered to us. In addition, GSWC could experience an increased use of reclaimed or recycled water by GSWC customers, in lieu of GSWC supplying potable water to these customers. Reclaimed water generally has lower tariff rates than potable water and may be provided by other companies or government entities in GSWC’s service territory. Prolonged droughts may also result in state-ordered mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns and imposition of new regulations impacting such things as landscaping and irrigation patterns.
California has established long-term indoor and outdoor water use standards to address the impact of climate change on California water resources. These standards will require all urban water retailers to meet certain water use standards on a system-by-system basis. The extended drought in the Colorado River watershed has resulted in a short-term agreement between Arizona, California and Nevada and the Bureau of Reclamation to reduce the amount of water taken from the Colorado River by 10% over the next three years (through the end of 2026). The impact to GSWC as a result of the short-term agreement is not known at this time.
Drought conditions have contributed to increases in wildfires, which has resulted in new California legislation requiring electric utilities to adopt and implement wildfire mitigation plans. BVES is incurring increased capital expenditures related to the creation and implementation of these plans. We anticipate that the costs of capital improvements necessary to implement this program will continue to increase. BVES is also required to implement a public safety power shut-off program during high wildfire threat conditions. Shut-offs can reduce BVES’s liquidity and decrease customer satisfaction. Abnormal weather patterns created by climate change can also impact electricity demand at BVES. The demand for electricity at our electric segment is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow-making machines at ski resorts in the Big Bear area and, as a result, also reduces BVES’s liquidity. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our liquidity.
More extreme weather events which may result in flash flooding, mudslides and high winds which could damage our infrastructure and our customers’ and/or suppliers’ property as a result of climate change may increase our cost of maintaining our infrastructure, our ability to provide water or electric service and the demand of our services from customers whose property has been damaged. The cost of damage to our infrastructure may be somewhat mitigated if the CPUC permits us to establish a catastrophic emergency memorandum account enabling us to recover the costs incurred. Furthermore, potential future legislative efforts to ban gas powered power plants as a response to climate change may require us to replace our current 8.4 MW natural gas-powered generator before its useful life is completed.
Risks Associated with Regulated Public Utility and Contracted Services Operations
Our businesses are heavily regulated and, as a result, decisions by regulatory agencies or the U.S. government can significantly affect our businesses
GSWC’s and BVES’s revenues depend substantially on the rates and fees they charge their customers and their ability to recover costs on a timely basis as authorized by the CPUC, including the ability to recover the costs of purchased water, groundwater assessments, electricity, natural gas, chemicals, water treatment, security at water facilities and preventative maintenance and emergency repairs. Any delays by the CPUC in granting rate relief to cover increased operating and capital costs at our public utilities or delays in obtaining approval of our requests at ASUS for economic price or equitable adjustments for contracted services from the U.S. government may adversely affect our year-over-year financial performance, liquidity and cash flows. We may file for interim rates in California in situations where there may be delays in granting final rate relief during a general rate case proceeding. If the CPUC approves lower rates than the interim rates we were permitted to adopt, the

CPUC will require us to refund to customers the difference between the interim rates and the rates approved by the CPUC. Similarly, if the CPUC approves rates that are higher than the interim rates, the CPUC may authorize us to recover the difference between the interim rates and the final rates.
Regulatory decisions affecting GSWC and/or BVES may also impact prospective revenues and earnings, affect the timing of the recognition of revenues and expenses, may overturn past decisions used in determining our revenues and expenses, and could result in impairment charges and customer refunds. Negative decisions made by the CPUC may have an adverse effect on GSWC’s or BVES’s results of operations, financial position or cash flows and affect the ability of the regulated utilities to recover costs and an appropriate return on the capital investments being made.
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, addressing the continued use of the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) by California water utilities. These mechanisms implemented in 2008 for the purpose of recovering the costs of water would be discontinued for years after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of the WRAM in their next general rate case. With the passage of SB 1469, GSWC has requested the continued use of a full revenue decoupling mechanism, similar to the WRAM, in its next general rate case application filed in August 2023 that will establish new rates for the years 2025 – 2027. GSWC’s request to continue using a full revenue decoupling mechanism in its next general rate case will be subject to CPUC approval.
Our regulated utilities' ongoing financial results depend on their ability to recover costs from its customers, including costs such as water or electricity purchased for its customers, through rates charged and billed to its customers as approved by the CPUC. Both GSWC's and BVES's financial results depend on its ability to earn a reasonable return on capital, from its credit facilities, long-term debt and equity as well as the recovery of costs such as operations and maintenance expense that are incurred. Our ability to recover costs and earn a reasonable rate of return can be affected by time lags or delays in receiving approvals on general rate case decisions from the CPUC to authorize recovery of customers' rates and differences between authorized rates and the actual costs incurred, due to increased levels of inflation, which each could adversely impact our financial condition and cash flows.
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
We are also, in some cases, required to estimate future expenses and, in others, we are required to incur the expense before receiving approval to recover the costs. As a result, our revenues and earnings may fluctuate depending on the accuracy of our estimates, the timing of our investments or expenses or other factors. If expenses increase significantly over a short period, we may experience delays in recovery of these expenses and the inability to recover the carrying costs for the expenses, which increases risks of regulatory disallowances or write-offs.
Delays in obtaining approval of general rate cases could adversely impact our liquidity
We have been experiencing increasing delays in obtaining CPUC approval of our general rate cases. As a result, we have previously needed, and may need in the future, to undertake capital improvements described in our rate case filings before we receive CPUC approval to recover these costs in rates. BVES is required to file wildfire mitigation plans with OEIS for regulatory approval by the OEIS and the CPUC and, once approved, for BVES to make the capital improvements described in the wildfire mitigation plan. However, the CPUC does not approve recovery of any of the costs of implementing approved wildfire mitigation plans until it approves the next general rate case filed by BVES after the approval of the wildfire mitigation plans. As a result, there may be a delay in recovering costs associated with capital improvements required to be made by wildfire mitigation plans, and the CPUC may not approve all costs incurred in connection with the implementation of these plans that are incurred prior to obtaining CPUC approval of these costs in a general rate case.
Changes in laws, regulations and policies of regulatory agencies can significantly affect our business
Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows. We are subject to regulations under U.S. federal and state regulations and policies including from the CPUC, Federal Energy Regulatory Commission and other regulatory agencies. Regulations and laws affect almost all aspects of our businesses and changes to such regulations are continuous and ongoing. There can be no assurance that laws, regulations and policies of regulatory agencies will not be changed in ways that will not materially impact our results of operations, financial position or cash flows.

Changes in policies of the U.S. government may adversely affect one or more of ASUS’s subsidiaries. In certain circumstances, the U.S. government may be unwilling or unable to appropriate funds to pay costs mandated by changes in rules and policies of federal or state regulatory agencies. The U.S. government may disagree with the increases that we request and may delay approval of requests for equitable adjustment or economic price adjustments, which could adversely affect our anticipated rates of return at our contracted services business.
We may also be subject to fines or penalties if a regulatory agency or the U.S. government determine that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we successfully appeal such an adverse determination. Regulatory agencies may disallow recovery of certain costs if they determine they may no longer be recovered in rates, or if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices.
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
Our costs of obtaining and complying with the terms of franchise agreements are increasing
Cities and counties in which GSWC and BVES operate have granted them franchises to construct, maintain and use pipes, wires and appurtenances in or along public streets and rights of way. The costs of obtaining, renewing and complying with the terms of these franchise agreements have been increasing as cities and counties attempt to regulate our operations within the boundaries of the city or unincorporated areas of the counties in which we operate. Our regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Cities and counties have also been imposing new fees on our operations, including pipeline abandonment fees and road-cut or other types of capital improvement fees. At the same time, there is increasing opposition from consumer groups to rate increases that may be necessary to compensate GSWC and BVES for the increased costs of regulation by local governments. These trends may adversely affect our ability to recover in rates the costs of providing water and electric services and to efficiently manage capital expenditures and operating and maintenance expenses within CPUC-authorized levels.
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
Our liquidity and earnings may be adversely affected by maintenance costs at our regulated utilities
Some of our infrastructure in California is aging. We have experienced leaks and mechanical problems in some of these older systems. In addition, infrastructure maintenance expenses are affected by labor and material costs, inflationary changes impacting such costs, supply chain disruptions and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new wildfire safety and other compliance requirements. While we spend significant amounts on maintenance each year, these costs can increase substantially and unexpectedly. There could be an increase in infrastructure damage if California experiences more extreme weather events resulting in damage to our property.
We include estimated increases in maintenance costs for future years in each water and electric general rate case filed by GSWC and BVES, respectively, for possible recovery. To the extent that these estimates understate our actual costs, we may be unable to recover all maintenance costs in rates.
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
Risks Associated with Health, Safety and Liability Matters
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that may occur as result of changing weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric facilities to avoid wildfires, (ii) make significant additional capital expenditures to fund the projects in BVES’s wildfire and safety mitigation plans, and (iii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical equipment was a cause of such damages or injuries. In addition, wildfires may result in reduced demand if structures are destroyed or unusable following a wildfire and may adversely affect our ability to provide water or electric service in our service areas due to public safety power shutdowns or any of our water or electric utility infrastructure is damaged by a wildfire.
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
Electric utilities in California are authorized to shut off power for public safety reasons, such as during periods of extreme fire hazard, if the utility reasonably believes that there is an imminent and significant risk that strong winds may topple power lines or cause vegetation to come into contact with power lines leading to increased risk of fire. Shut-offs can reduce BVES’s liquidity and decrease customer satisfaction.
These shut-offs can also adversely affect GSWC’s water utility operations if the electric utilities that provide electric service to GSWC’s water operations shut off power lines that deliver electricity to GSWC’s water plant and equipment, thereby adversely affecting its ability to provide water service to its customers.
We may, in certain circumstances, be held strictly liable for damages to property caused by our equipment even if we are not negligent
Utilities in California may be held strictly liable, in certain circumstances, for damages caused by their property, such as mains, fire hydrants, power lines and other equipment, even though they were not negligent in the operation and maintenance of that property, under a doctrine known as inverse condemnation. Our liquidity, earnings and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the non-negligent operation and maintenance of our property from customers or through insurance.
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
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high-wind events or equipment malfunctions. Injuries and property damage caused by such events may subject BVES to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders of the CPUC.

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
We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, fires, mudslides, hurricanes, tornadoes, high winds, storms, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our regulated water and electric operations are concentrated, wildfires or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service, and adversely affect our costs of operations. Any losses not covered by insurance could have an adverse effect on the results of operations, financial position, cash flows and reputation of our regulated utilities. In addition, such events may cause increases to the cost of the applicable insurance.  With respect to GSWC and BVES, the CPUC has historically allowed utilities to establish a catastrophic emergency memorandum account (“CEMA”) to potentially recover incremental costs not covered in rates caused by catastrophic emergency events. With respect to ASUS’s subsidiaries, costs associated with responding to natural disasters have been recoverable through requests for equitable adjustment.
Our operations may be the target of terrorist activities
Terrorists could seek to disrupt service to our customers by targeting our assets through physical or cyber events.  We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases. We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. In addition, we continue to increase our investment in information technology to monitor and address cyber threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities.
Water Quality Regulatory Risks
Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase
Capital and operating costs at GSWC may increase substantially as a result of increases in environmental regulation arising from increases in the cost of upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance-monitoring activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs from customers through the ratemaking process. We may also be able to recover a portion of these costs from certain third parties under settlement and contractual arrangements. Our capital and operating costs may also increase as a result of changes in laboratory detection capabilities and drinking water notification levels, response levels, and maximum contaminant levels for certain substances, such as perfluoroalkyl substances (“PFAS”) used to make certain fabrics and other materials, certain fire suppression agents and used in various industrial processes. Additional information regarding the regulation of PFAS in drinking water is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Environmental Matters.”
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
•rainfall, basin replenishment, flood control, snowpack levels in California and the West, reservoir levels and availability of reservoir storage;
•availability of Colorado River water and imported water from the State Water Project;
•the amount of usable water stored in reservoirs and groundwater basins;
•the amount of water used by our customers and others;
•water quality;
•legal limitations on production, diversion, storage, conveyance and use; and
•climate change.
California drought conditions in recent years and historically and changes in weather patterns have caused an increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California (“MWD”) and other state water contractors are able to import from northern California.
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
Since 2008, GSWC has implemented a modified supply cost balancing account, the MCBA, to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-months. Beginning 2025, the MCBA will be discontinued and no longer be available to recover costs from supply mix changes and rate changes by wholesale suppliers. However, as SB 1469 was passed in 2022, GSWC and other Class A water utilities are allowed to continue to request the MCBA in future general rate case applications. GSWC has requested for the continued use of a full supply cost balancing account, similar to the MCBA, in its next general rate case application filed in August 2023. GSWC’s request to continue using a full supply cost balancing account in its next general rate case will be subject to CPUC approval.
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
These types of changes may result in permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, even if our sources of supply are sufficient to serve our customers during such drought conditions. California has established long-term indoor and outdoor water use standards to address the impact of climate change on California water resources and mandate water conservation requirements on all Californians. These standards will require all urban water retailers to meet certain water use standards on a system-by-system basis.
Since 2008, we have implemented the CPUC-approved WRAM at GSWC, which has the effect of stabilizing revenues at the adopted level thereby reducing the potential adverse earnings impact of our customers’ conservation efforts.  However, cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods.

Electric Segment Operations Risks
Our electric segment operates in a high wildfire risk area
Drought conditions in recent years and historically as well as shifting weather patterns in California as a result of climate change have created dry vegetation and higher risks of wildfire in California. Severe wildfires can pose a material risk for BVES in the event of the occurrence of a wildfire. There is no assurance that losses incurred through a wildfire event will not exceed the coverage limits of BVES’s insurance coverage. Any losses not fully insured by BVES’s insurance coverage may not be approved by the CPUC for future cost recovery.
BVES is required to adopt and implement a wildfire mitigation plan that is submitted periodically to, and subject to the approval of, the CPUC. In December 2023, the CPUC ratified BVES’s 2023-2025 wildfire mitigation plan which was also approved by the Office of Energy Infrastructure Safety in the fourth quarter of 2023. The recovery of costs incurred to implement this plan are not approved by the CPUC at the time of its approval of the wildfire mitigation plan but will only be approved by the CPUC in a subsequent general rate case. We anticipate that the costs of capital improvements necessary to implement this program will increase substantially.
BVES is also required to implement a public safety power shut-off program during high wildfire threat conditions. The CPUC may assess penalties if BVES shuts-down power to its customers and the CPUC determines that the shutdown was not reasonably necessary in the circumstances. As a result of shutting-down power to its customers, BVES's cash flows may be negatively affected due to a reduction in electricity sold.  However, BVES has implemented a CPUC-approved revenue decoupling mechanism that mitigates the impact of customer usage fluctuations to earnings.
BVES has also obtained a safety certificate, which must be renewed annually by the CPUC. Even with an approved safety certificate, BVES could be found liable for deaths, injuries and property damage if BVES’s electric equipment is found to have caused a catastrophic wildfire and it is determined by the CPUC that BVES did not act reasonably in operating and maintaining its equipment. BVES may not be able to recover the costs of all liabilities from such a wildfire from insurance or from ratepayers.
Our liquidity may be adversely affected by increases in electricity and natural gas prices in California
We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchase power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flow may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, BVES has implemented a CPUC-approved supply-cost balancing account to mitigate the impact to earnings from fluctuations in supply costs.
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
We may not be able to procure sufficient renewable energy resources to comply with CPUC rules
We are required to procure a portion of our electricity for BVES from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have agreements with third parties to purchase renewable energy credits, which enables us to meet these requirements through 2024.  The next RPS compliance period is years 2025-2027. In the event that the third parties fail to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.
Utility Privatization Contract Risks
Our contracts for servicing military bases create certain risks that are different from our public utility operations
We have entered into contracts to provide water and/or wastewater services at military bases primarily pursuant to initial 50-year, firm-fixed-priced contracts, additional firm-fixed-price contracts and task order contracts, subject to termination, in whole or in part, for the convenience of the U.S. government. We also from time to time enter into contracts with third party prime contractors on military bases. The U.S. government may stop work under the terms of one or more of these contracts, not provide additional task orders, delay performance of our obligations under the contracts, or modify the contracts at its convenience.
Our contract pricing is based on a number of assumptions, including assumptions about the condition and amount of infrastructure at the military bases, prices and availability of labor, equipment and materials. We may be unable to recover all costs if any of these assumptions are inaccurate or if all costs incurred in connection with performing the work were not considered. Our contracts are also subject to annual economic price adjustments, adjustments as task orders are issued or other changes permitted by the terms of the contracts. Prices are also subject to equitable adjustment based upon changes in circumstances, laws or regulations and service-requirement changes to the extent provided in each of the contracts.
We are required to record all costs under our military base contracts as they are incurred. As a result, we may record losses associated with unanticipated conditions that result in higher than estimated costs, higher than anticipated infrastructure levels, and required emergency work at the time such expenses occur.  We recognize additional revenue for such work as, and to the extent that, our economic price adjustments and/or requests for equitable adjustments are approved.  Delays in obtaining approval of economic price adjustments and/or equitable adjustments can negatively impact our results of operations and cash flows.
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
We may experience delays in receiving payments for services rendered in military bases due to delays in Congressional appropriation bills or other factors affecting the available funds to pay contractors.
Our contracts for the construction of infrastructure improvements on military bases create risks that are different from those of our public utility operations and maintenance activities
We have entered into contract modifications with the U.S. government and agreements with third parties for the construction of new water and/or wastewater infrastructure at the military bases on which we operate. Most of these contracts are firm-fixed-price contracts. Under firm-fixed-price contracts, we will benefit from cost savings, but are generally unable (except for changes in scope or circumstances approved by the U.S. government or third party) to recover any cost overruns to the approved contract price. Under most circumstances, the U.S. government or third party has approved increased-cost change orders due to changes in scope of work performed.
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
We establish prices for these types of firm-fixed-price contracts and the overall contract taken as a whole, based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.
We may be adversely affected by disputes with the U.S. government regarding our performance of contracted services on military bases
Entering into contracts with the U.S. government subjects us to a number of operational and compliance risks over our performance of contracted services on military bases. We are periodically audited or reviewed by the Defense Contract Auditing Agency (“DCAA”), the Defense Contract Management Agency (“DCMA”), the Department of Labor, the Defense Logistics Agency Energy, and/or the Department of Justice for compliance with federal acquisition regulations, cost-accounting standards and other laws, regulations and standards that are not applicable to the operations of GSWC or BVES. During the course of these audits/reviews, the U.S. government may question our incurred project costs or the manner in which we have accounted for such costs and recommend to our U.S. government administrative contracting officer that such costs be disallowed. If there is a dispute with the U.S. government regarding performance under these contracts or the amounts owed to us, the U.S. government may delay, reject or withhold payment, delay price adjustments or assert its right to offset damages against amounts owed to us.  If we are unable to collect amounts owed to us on a timely basis or the U.S. government asserts its offset rights, profits and cash flows could be adversely affected.

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
We may not be fully reimbursed for all of our construction costs or may only receive payment on a delayed basis
Unlike GSWC and BVES, who recover their capital investments from customers over the life of the assets through annual depreciation and earn a return on such investments through the ratemaking process, ASUS is reimbursed for the cost of ongoing renewal and replacement construction projects plus a profit through the collection of a monthly cash stream under each of the 50-year contracts with the U.S. government. ASUS also receives funding from the U.S. government for initial and other new construction projects at the military bases it serves that, in many cases, are outside the scope of contracts with the U.S. government and are granted through firm-fixed contract modifications. ASUS’s subsidiaries expect to continue incurring significant construction costs. Reimbursement by the U.S government for these construction costs may not be fully reimbursable if the costs incurred are greater than the amounts estimated and approved by the U.S. government, or payments may be delayed awaiting government funding and processing, which could significantly affect our cash flows from operations.
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

We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet ASUS’s subsidiaries water distribution system requirements under their contracts with the U.S. government, the ASUS’s subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. We believe, however, that the terms of the contracts between ASUS’s subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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
We continue to incur costs associated with the expansion of our military base contract activities
We continue to incur additional costs in connection with the expansion of our contract operations associated with the preparation of bids for new contract operations on prospective and existing military bases. Our ability to recover these costs and to earn a profit on our contract operations will depend upon the extent to which we are successful in obtaining new contracts and recovering these costs and other costs from new contract revenues.
We face intense competition for new military base contracts
An important part of our growth strategy is the expansion of our contracted services business through new contract awards to serve additional military bases for the U.S. government. ASUS competes with other investor-owned utilities, municipalities, and other entities for these contracts.
Additionally, the U.S. government periodically reviews the cost and overall effectiveness of the military privatization program. Should these reviews prompt a decision to curtail or eliminate the issuance of solicitations for future military base contract awards, the potential for growth in this segment could be negatively impacted.
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
We rely on our computer, information and communications technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and the monitoring and operation of our treatment, storage and pumping facilities.  Our computer and communications systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures, cyberattacks or acts of war or terrorism or similar events or disruptions.  Any of these or other events could cause system interruption, delays and loss of critical data, delay or prevent operations or delay in notification of system failures or emergencies and adversely affect our financial results and could result in liabilities not covered by insurance or recoverable in rates for misappropriation of assets or sensitive information, corruption of data and the impact of operational disruptions on our customers.
Cybersecurity incidents could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price
There continues to be an increasing number of cyberattacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization and may be heightened with the increased use and prevalence of artificial intelligence.  Although we do not believe that our systems are at a materially greater risk of cybersecurity attacks than other similar organizations, our information technology systems remain at risk to damage or interruption from the following among other types of cybersecurity risks:
•Supply Chain Attacks;

•Malicious Software;
•Credential Loss or Theft;
•Supervisory Control and Data Acquisition System Takeover;
•Equipment Theft;
•Ransomware;
•Actions of Employees (Intentional or Accidental);
•Phishing Attacks;
•Identity-Based Attacks; and
•Denial-of-Service Attacks.
We believe a breach of customer personally identifiable information is one of the most significant financial risks to us as the costs incurred could exceed the amount of our cybersecurity insurance coverage and these costs may increase if we fail to comply with federal and state privacy regulations such as the California Consumer Privacy Act (“CCPA”), a state statute that became effective January 1, 2020, which enhances the privacy rights and consumer protections for California residents. Among other things, the CCPA establishes statutory damages for victims of data security breaches, and provides additional rights for consumers to obtain their data from any business that has their personally identifying information. Any actual or perceived failure to comply with the CCPA could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation.
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
We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber incidents may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cyber insurance at reasonable rates.
Human Capital Management Risks
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
•timing of recovering WRAM, MCBA and BRRAM regulatory assets;
•amounts to set aside for uncollectible accounts receivable, inventory obsolescence and uninsured losses;
•our legal exposure and the appropriate accrual for claims, including general liability and workers’ compensation claims;
•future costs and assumptions for pensions and other post-retirement benefits;
•regulatory recovery of deferred items; and
•possible tax uncertainties.
Market conditions and demographic changes may adversely impact the value of our benefit plan assets and liabilities
Market factors can affect assumptions we use in determining funding requirements with respect to our pension and other post-retirement benefit plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase, which could adversely affect our financial position and cash flows. Further, changes in demographics, such as increases in life expectancy assumptions may also increase the funding requirements of our obligations related to our pension and other post-retirement benefit plans.
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
Our business requires significant capital expenditures and our inability to access the capital or financial markets could affect our ability to meet our liquidity needs and long-term commitments, which could adversely impact our operations and financial results
The utility business is capital intensive. We spend significant sums of money for additions to, or replacement of, our property, plant and equipment at our water and electric regulated utilities. We obtain funds for these capital projects from operations, contributions by developers and others, and refundable advances from developers (which are repaid over a period of time). We periodically borrow money or issue equity or debt securities for these purposes. In addition, we have revolving credit facilities that are used for capital expenditure programs with our utilities and operations. We cannot provide assurance that these sources will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return.
As our capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform, we will need access to external financing more often, which increases our exposure to market conditions. In addition to cash flow from operations, we rely primarily on our credit facilities and long-term debt to satisfy our liquidity needs. We also may from time to time issue Common Shares to support our capital investment program. Changes in market conditions, including events beyond our control such as recent increases to interest rates, could limit our ability to access capital on terms favorable to us or at all, including obtaining credit facilities with the borrowing capacities needed as well as issuing equity or debt securities. As a result, the amount of capital available may not be sufficient to meet all our liquidity needs at a reasonable cost at all of our subsidiaries.
Payment of our debt may be accelerated if we fail to comply with restrictive covenants in our debt agreements
Our failure to comply with restrictive covenants in our debt agreements could result in an event of default.  If the default is not cured or waived, we may be required to repay or refinance the debt before it becomes due.  Even if we are able to obtain waivers from our creditors, we may only be able to do so on unfavorable terms. Our ability to comply with the financial covenants in our debt agreements may be adversely affected by delays in obtaining CPUC approval of our general rate case filings.
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates; regulatory developments, decisions and delays; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities’ businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.
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
Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on AWR’s credit facility.  Our subsidiaries only pay dividends if and when declared by the respective subsidiary board.  Moreover, GSWC and BVES are obligated to give first priority to their own capital requirements and to maintain capital structures consistent with those determined to be reasonable by the CPUC in its most recent decisions on capital structure for both GSWC and BVES in order for customers to not be adversely affected by the holding company structure.  Furthermore, our right to receive cash or other assets in the unlikely event of liquidation or reorganization of any of our subsidiaries is generally subject to the prior claims of creditors of that subsidiary.  If we are unable to obtain funds from a subsidiary in a timely manner, we may be unable to meet our financial obligations, make additional investments or pay dividends.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cyberattacks represent a threat to water, wastewater and electric utility systems. There have also been increasing threats to the information that companies maintain that have resulted in unauthorized disclosure of private customer, employee, director and corporate financial information.
Threats can come from many sources, including, but not limited to, ransomware, malicious software, credential loss or theft, supervisory control and data acquisition (“SCADA”) system takeover, equipment theft, supply chain attacks, phishing attacks, identity-based attacks, denial-of-service attacks or the actions of employees either intentional or accidental. Ransomware whereby hackers take control of a company’s systems and/or data has been identified as the most significant threat to Registrant’s critical infrastructure systems and is getting harder to detect and encrypted files are becoming harder to recover. Threat actors using ransomware have also increased their use of data, not only for direct ransom and data destruction, but also to release the data to the public. Registrant believes a breach of customer personally identifiable information is one of the most significant financial risks to it as the costs incurred could exceed the amount of its cybersecurity insurance coverage.

Nevertheless, in order to continue meeting Registrant’s technological business needs and as more vendors build solutions in the cloud, Registrant expects to further expand its use of cloud-computing environments. As such, Registrant expects risks from cyberattacks and data breaches to increase due to the growth of its technological footprint in the cloud environments.
Registrant expects to continue to increase its investment in information technology to monitor and address cyber threats and attempted cyber-attacks, and to improve its posture in addressing security vulnerabilities. In addition, Registrant has dedicated employees with cybersecurity technical expertise and also leverages outside cybersecurity firms. Registrant has adopted multi-layered safeguards and educational measures to protect its operations, assets and digital information. Registrant conducts mandatory quarterly cybersecurity training for all employees. Registrant also conducts specialized training for ASUS employees annually on protecting certain types of information relating to the work ASUS and its subsidiaries do with the U.S. government to comply with U.S. government contracting requirements. In addition, Registrant conducts periodic and unannounced phishing tests with all employees and vulnerability assessment and penetration tests.
Registrant has adopted a cybersecurity incident response policy, plan and set of specific instructions, which are annually reviewed by the IT cybersecurity team members. Registrant is also taking actions intended to strengthen its cybersecurity posture and to improve its cybersecurity incident response plans and operating procedures. Despite the actions Registrant has taken and is taking and the fact that, to its knowledge, it has yet to experience a cybersecurity incident, there can be no assurance that Registrant will not experience a cybersecurity incident.
Risk management, oversight and response
Cyber risk management is an ongoing iterative process that requires continuous identification, assessment and management of possible cyber threats and has become a vital part of Registrant’s overall risk management efforts. Registrant’s cybersecurity team assesses ongoing cybersecurity threats and vulnerabilities to prioritize and implement mitigation factors and defense to help contain and combat identified risks.
To ensure threat and vulnerability information is up-to-date, the cybersecurity team subscribes to multiple national and state-level threat and vulnerability information disclosure services, both general-purpose and industry-specific in nature. Updates from these sources include general information delivered on a daily basis and more threat-specific information delivered as required. Tools are in place within Registrant’s environment to monitor for anomalous behavior and provide alerting and, in some cases, automated responses to threats. Registrant’s cybersecurity team meets regularly with product vendors for these tools to ensure optimal configurations are in place to protect its environment.
To determine the risk to Registrant’s systems, it engages in a continuous vulnerability management lifecycle process to identify and remediate vulnerable systems and system configurations. In this regard, Registrant leverages the National Institute of Standards and Technologies cybersecurity framework. To supplement Registrant’s internal process, the cybersecurity team regularly contracts consultants to assess system configurations, both passively through exercises such as configuration review and actively through penetration testing, and response procedures, such as tabletop exercises, to identify areas for improvement. In addition, Registrant supplements its day-to-day operations with around the clock identification, assessment and mitigation of cyber risks with third-party security services as well. Registrant is working on implementing across AWR and its subsidiaries a comprehensive, risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems and data, as well as the systems of third parties that could adversely impact Registrant’s business in the event of a cybersecurity incident affecting those third-party systems.
Cybersecurity updates are provided periodically to Registrant’s senior management, including its CEO, CFO and senior vice presidents of Registrant’s operations, and to the senior management of Registrant’s subsidiaries. Cybersecurity risk management extends beyond Registrant’s and its subsidiaries’ senior management teams. Registrant’s Board of Directors (“the Board”) oversees enterprise risk management, or ERM, performed under the direction of Registrant’s senior management team. Cybersecurity updates, including recent findings, changes to processes or personnel changes, are provided to the ERM liaison to the Board, who is a member of the Board, and to the full Board on a quarterly basis or more frequently if needed. Cybersecurity is one component of an overall ERM framework that involves Registrant’s Board. The Board satisfies its oversight responsibility by obtaining information from the ERM liaison and senior management of Registrant, with input from the senior management of Registrant’s subsidiaries as necessary. On a quarterly basis, Registrant’s senior management will discuss the implementation status of plans to mitigate cybersecurity risks with the ERM liaison. The ERM liaison and Registrant’s senior management will then provide a report to the full Board regarding the critical cybersecurity risks discussed, mitigation plans and implementation of the ERM program that addresses cybersecurity risks.
In addition, Registrant’s plans require members of its senior management, such as its CEO and CFO, as well as members of management from its, and its subsidiaries’, Operations, Information Technology, Human Capital Management, Accounting and Legal teams participate in Registrant’s Cybersecurity Incident Response Team (“CIRT”) to be kept current on all aspects related to a cyber-attack, if a cybersecurity incident were to occur.

Responses to cyber-attacks are fast-moving and dynamic and would require an assessment of actual or potential damage performed by Registrant’s cybersecurity team. If a cyber-attack were to occur, continuous engagement, communication and collaboration between Registrant’s cybersecurity team and members of its CIRT as well as third parties would likely be necessary in order to gather accurate and complete information, perform a comprehensive evaluation and assessment of the cyber-attack, manage and contain the cybersecurity threat, and develop and execute a remediation and recovery plan. Members of its CIRT team would work together to determine whether a cybersecurity breach is material and required to be reported to the Board and publicly under applicable law.
To ensure that members of Registrant’s Board are informed of material cyber-attacks, Registrant’s CFO and IT Director have been designated as key members of management that will provide current updates to Registrant’s ERM liaison and the Board. The communication will include but not be limited to, the nature and status of the cyber-attack and Registrant’s plan to contain and mitigate the cyber threat and ultimately the remediation and recovery plan to return to “business as usual” state. Registrant’s CFO has over 15 years overseeing the Company’s risk management area. Registrant’s IT Director has over 25 years in Information Technology designing, implementing and supporting various cybersecurity and technical solutions, along with ensuring compliance with multiple cybersecurity regulations.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect Registrant, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if the cyber-attack disrupts Registrant’s critical operations, service or financial systems. See “Information Technology Risk Factors” under Item 1A. In addition, any unauthorized access to sensitive information or data breaches could be detrimental to Registrant’s operations, critical corporate information and reputation and relationships with its customers, vendors, employees, directors and could negatively affect the future of contract awards at ASUS and could result in a termination of one or more of its existing contracts or the assessment of penalties. The cost of responding to a cyber-attack could be significant depending on the severity of the cyber-attack and could go beyond financial costs as operations and services provided by Registrant could be delayed and coordinated resources in response could be significant. Registrant could also be assessed penalties if it is determined that applicable data privacy laws have been violated.

Item 2. Properties
Water Properties
As of December 31, 2023, GSWC’s physical properties consisted of water transmission and distribution systems, which included 2,878 miles of pipeline together with services, meters and fire hydrants, and approximately 450 parcels of land generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC’s properties are located in California.
As of December 31, 2023, GSWC owned 239 wells, of which 167 are active with an aggregate production capacity of approximately 164 million gallons per day. GSWC has 59 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 119 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
239	387	2,878	264,097	26,852	145	119	(1)

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
Electric Properties
BVES’s properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2023, BVES owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines (17.43 circuit miles are insulated), 6.49 miles of underground 34.5 kv sub-transmission lines, 493.41 miles of overhead 4.16 kv or 2.4 kv distribution lines (36.2 circuit miles are insulated), 114.22 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVES also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2023, GSWC had adjudicated groundwater rights and surface water rights of 69,409 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
Office Buildings
GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. BVES owns office space in California. ASUS leases office facilities in Virginia and North Carolina, and owns service centers in Florida, Maryland, South Carolina, Virginia, Texas, North Carolina and Kansas.
Mortgage and Other Liens
As of December 31, 2023, neither AWR, GSWC, BVES, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVES are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
The graph below compares the cumulative 5-Year total return of American States Water Company’s Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of seven water utilities that includes: American Water Works Company Inc., Essential Utilities Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Co., York Water Co. and SJW Group. In accordance with SEC guidance, the returns of the seven utilities included in the peer group are weighted according to their respective market capitalizations.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2018. Relative performance is tracked through December 31, 2023.

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
American States Water Company	$100.00	$131.19	$122.32	$161.78	$147.31	$130.43
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Peer Group	$100.00	$134.93	$157.90	$194.95	$166.87	$142.93
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.”
GSWC is a wholly-owned subsidiary of AWR. As a result, there is no public trading market in its common shares.
Approximate Number of Holders of Common Shares
As of February 20, 2024, there were 1,854 holders of record of the 36,988,764 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding stock of its subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2023	2022
First Quarter	$0.3975	$0.3650
Second Quarter	$0.3975	$0.3650
Third Quarter	$0.4300	$0.3975
Fourth Quarter	$0.4300	$0.3975
Total	$1.6550	$1.5250
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC is prohibited under the terms of its senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $716.3 million to invoke this covenant as of December 31, 2023.
Under California law, AWR, GSWC, BVES and ASUS are each permitted to distribute dividends to its shareholders and repurchase its shares so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.
Under the least restrictive of the California tests, approximately $776.1 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2023. Approximately $703.8 million was available for GSWC to pay dividends to AWR at December 31, 2023, and approximately $72.3 million was available for BVES to pay dividends to AWR at December 31, 2023. BVES has a separate revolving credit facility, and its ability to pay dividends is subject to the requirement in the credit agreement to maintain compliance with all covenants described in Note 9 Bank Debt.
ASUS’s ability to pay dividends to AWR is dependent upon the ability of each of its subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS’s ability to pay dividends under California law.
AWR paid $61.2 million in dividends to shareholders for the year ended December 31, 2023, as compared to $56.4 million for the year ended December 31, 2022. GSWC paid dividends of $55.4 million and $27.0 million to AWR in 2023 and 2022, respectively. BVES did not pay dividends to AWR in 2023 and paid dividends of $14.7 million to AWR in 2022. ASUS paid dividends of $16.0 million and $14.7 million to AWR in 2023 and 2022, respectively.
Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities. AWR did not issue any unregistered equity securities during 2023.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2023	468		$77.22	—	—
November 1 - 30, 2023	203		$80.11	—	—
December 1 - 31, 2023	3,086		$79.55	—	—
Total	3,757	(2)	$79.29	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)    Of these amounts, zero Common Shares were acquired on the open market for employees pursuant to the 401(k) plan. The remainder of the shares were acquired on the open market for participants in the DRP.
(3)         Neither the 401(k) plan nor the Common Share Purchase and DRP contains a maximum number of Common Shares that may be purchased in the open market.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to AWR’s individual segments and its subsidiaries (GSWC, BVES, and ASUS and its subsidiaries), and AWR (parent) where applicable.
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares.  The gains and losses generated on the investments held to fund one of the Company’s retirement plans during the years ended December 31, 2023 and 2022 have been excluded when communicating the results to help facilitate comparisons of AWR’s performance from period to period. In addition, both the impact of retroactive rates related to the full year 2022 recorded during the year ended December 31, 2023 resulting from the final decision on the water general rate case, and the impact from the estimates of revenues subject to refund recorded in 2022 and changes to estimates recorded in 2023 following the receipt of a final cost of capital decision in June 2023 have been excluded when communicating AWR’s consolidated and water segment results for the years ended December 31, 2023 and 2022 to help facilitate comparisons of the Company’s performance from period to period.
All of the measures discussed above are derived from consolidated financial information of Registrant, but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). These items constitute “non-GAAP financial measures” under Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
AWR uses earnings per share by business segment, a non-GAAP financial measure, as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments.  AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary Results by Segment.”
Overview
Factors affecting our financial performance are summarized under the Overview section in Item 1. Business and Item 1A. Risk Factors.
Water and Electric Segments:
GSWC’s and BVES’s revenues, operating income, and cash flows are earned primarily through delivering potable water to homes and businesses in California and electricity in the Big Bear area of San Bernardino County, California, respectively. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on invested capital.  GSWC and BVES plan to continue seeking additional rate increases in future years from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027:
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. Among other things, GSWC requested capital budgets of approximately $611.4 million for the three-year capital cycle. GSWC also requested the continuation of mechanisms to accommodate fully decoupled revenues and sales, and track differences between recorded and CPUC-authorized supply-related expenses. In an August 2020 decision, the CPUC discontinued the use of the WRAM and the MCBA by water utilities, which GSWC implemented in 2008, but would be discontinued for GSWC after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469 and effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. With the passage of SB 1469, GSWC’s request to continue using a revenue decoupling mechanism will be subject to CPUC approval. As of the filing date of this Form 10-K, a proposed decision in the water general rate case is scheduled for the fourth quarter of 2024, with new rates to become effective January 1, 2025.

Water General Rate Case for years 2022 - 2024:
On June 29, 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024 retroactive to January 1, 2022. Among other things, the final decision (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application and authorized GSWC to invest approximately $404.8 million in capital infrastructure over the three-year capital cycle (excluding advice letter projects), and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. The impact of retroactive rates for the full year of 2022 as well as second-year rate increases for 2023 have been reflected in the results of operations for the year ended December 31, 2023.
As a result of receiving the final decision that approved the settlement agreement in its entirety, the net impact of retroactive new rates for the full year of 2022 was $0.38 per share and has been reflected in the year ended December 31, 2023 results, which consisted primarily of the increase in 2022’s annual revenue requirement (excluding advice letter projects) that, among other things, incorporated an increase in supply costs, and which combined is a net increase of approximately $0.40 per share; partially offset by the approval of new operating expense levels related to 2022 that resulted in an increase in recorded depreciation expense of approximately $790,000, or $0.02 per share, resulting from updated composite depreciation rates adopted in the final decision, and which are reflected in the 2022 adopted revenue requirement.
The second-year rate increases for 2023, which were retroactive to January 1, 2023, have also been reflected in the year ended December 31, 2023 results. Excluding the impact of retroactive rates for 2022 discussed above, there was an increase in recorded water operating revenues of $48.1 million largely as a result of the second-year rate increases for 2023 that, among other things, incorporated the increase in recorded supply costs of $10.0 million, which combined is an increase of $0.74 per share. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. In October 2023, GSWC also filed with the CPUC to recover all retroactive rate amounts accumulated in memorandum accounts for the full 2022 year and for 2023 through July 30, 2023. Surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of December 31, 2023, there is an aggregate cumulative balance of $52.8 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets with a corresponding increase in water revenues.
Cost of Capital (“COC”) Proceedings:
2024 COC Application:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC’s next cost of capital application was scheduled to be filed on May 1, 2024 effective for the years 2025 - 2027. However, GSWC, along with three other Class A investor-owned water utilities in California, filed a joint request with the CPUC to defer the filing deadline of the next cost of capital applications by one year, which was approved on February 2, 2024. The joint request asked that the utilities keep the cost of capital currently authorized for 2024 in effect through 2025, and file new cost of capital applications by May 1, 2025 to set the cost of debt, return on equity and capital structure starting January 1, 2026. GSWC’s current authorized rate of return on rate base is 7.93% effective January 1, 2024, which will continue in effect through December 31, 2025. Additionally, GSWC's Water Cost of Capital Adjustment Mechanism (“WCCM”) will remain active through the one year deferral period.
2021 COC Application:
GSWC filed its last cost of capital application with the CPUC in May 2021. On June 29, 2023, the CPUC adopted a final decision that, among other things, (i) adopted GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopted a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopted a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allowed for the continuation of the WCCM through December 31, 2024; and (v) adopted the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the final decision issued in June 2023, all adjustments to rates are prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
Following the receipt of the final decision in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, during the second quarter of 2023, GSWC recorded a change in estimate that resulted in an increase to water revenues in the amount of $6.4 million, or approximately $0.13 per share, as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than

100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, the Moody’s Aa utility bond rate increased by 102.8 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the period from January 1 through July 30, 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that had also been billed to water customers through the same period. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC’s 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, for the period from October 1, 2022 through September 30, 2023, the Moody’s Aa utility bond rate increased by 139.7 basis points from the benchmark, which triggered another WCCM adjustment. On October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
Final Decision in the First Phase of the Low-Income Affordability Rulemaking:
In August 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. This decision also addressed other issues, including mandating discontinuance of the WRAM and the MCBA. The MCBA is a full-cost balancing account used to track the difference between adopted and actual water supply costs (including the effects of changes in both rates and volume). Based on the final decision, any general rate case application filed by GSWC and the other California water utilities after August 27, 2020 may not include a proposal to continue the use of the WRAM or MCBA, but may instead include a proposal to use a limited price adjustment mechanism and an incremental supply cost balancing account. The discontinuation of the WRAM and MCBA for GSWC would be effective for years after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469. Effective January 1, 2023, SB 1469 allows Class A water utilities, including GSWC, to continue requesting the use of a full revenue decoupling mechanism in their general rate case. With the passage of SB 1469, GSWC was able to request the continued use of a full revenue decoupling mechanism, similar to the WRAM in its general rate case application filed on August 14, 2023 that establishes new rates for the years 2025 – 2027. GSWC’s request to continue using a full revenue decoupling mechanism in its general rate case is subject to CPUC approval. Since its implementation in 2008, the WRAM and MCBA have helped mitigate fluctuations in GSWC’s earnings due to changes in water consumption by its customers or changes in water supply mix. Replacing them with mechanisms recommended in the final decision will likely result in more volatility in GSWC’s future earnings and could result in less than, or more than, full recovery of its authorized revenue and supply costs.
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on the discontinuation of the WRAM and MCBA, which the CPUC denied in September 2021. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court ordered GSWC, along with the other IOWUs and CWA, to file opening briefs, which were filed on September 1, 2022. The CPUC’s answer to the opening briefs was originally due by November 15, 2022 and reply briefs were due by December 15, 2022. However, as a result of SB 1469, in October 2022 the CPUC filed a motion to dismiss the IOWUs and CWA’s petition with the Court, and also requested that the Court suspend the proceeding schedule until it rules on the motion to dismiss. The Court granted the CPUC’s request to suspend the proceeding schedule. In November 2022, the Supreme Court denied the CPUC’s motion to dismiss and established a new proceeding schedule whereby the CPUC filed their answer brief on December 9, 2022 and the IOWUs filed their reply brief on January 13, 2023. At this time, management cannot predict the final outcome of this matter.
Electric General Rate Case for the years 2023–2026:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. In February 2023, a scoping memo and ruling that set the final schedule and scope of issues in BVES’s general rate case proceeding was issued by the CPUC. Electric revenues billed to customers for 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. When a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time.
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

Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm-fixed-price contract, additional firm-fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract price for each of the contracts and recurring task order agreements is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
During 2023, excluding the first task order of Joint Base Cape Cod (“JBCC”) and the new contract for Naval Air Station Patuxent River, ASUS was awarded approximately $24.1 million in new construction projects for completion beginning in 2023 through 2026. Earnings and cash flows from modifications to the initial 50-year contracts, additional contracts thereafter with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
On August 15, 2023, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Naval Air Station Patuxent River, a United States Navy air station located in Maryland. The initial firm-fixed-price value of the contract is estimated at $349 million over a 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period and will be finalized during the first year of operations.
On September 29, 2023, ASUS was awarded a new 15-year contract by the U.S. government, that is different than ASUS's other existing 50-year contracts, to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at JBCC located in Massachusetts. Under this contract, ASUS will have the opportunity to perform work at JBCC through the periodic issuance of task orders by the U.S. government for up to a maximum initial firm-fixed-price value of $45.0 million over a 15-year period, subject to adjustments as task orders are issued. In September 2023, the first task order was issued with a value of $2.3 million to perform an evaluation, construction and transition services that are scheduled for completion in 2024.
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

Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Year Ended
	12/31/2023	12/31/2022	CHANGE
Water	$2.77	$1.45	$1.32
Electric	0.20	0.24	(0.04)
Contracted services	0.50	0.46	0.04
AWR (parent)	(0.10)	(0.04)	(0.06)
Consolidated diluted earnings per share, as recorded (GAAP)	3.36	2.11	1.25
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the final decision in the water general rate case*	(0.38)	—	(0.38)
Impact related to the final cost of capital decision*	(0.13)	0.13	(0.26)
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$2.85	$2.24	$0.61
Water diluted earnings per share, as adjusted (Non-GAAP)*	$2.26	$1.58	$0.68
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* All adjustments to recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude the impact of retroactive rates related to the full year of 2022 resulting from the final CPUC decision in the general rate case previously discussed, and for 2023 and 2022 they exclude the impact of changes in estimates resulting from revenues subject to refund related to the cost of capital proceeding, both shown separately in the table above.
For the year ended December 31, 2023, AWR’s recorded consolidated diluted earnings were $3.36 per share, as compared to $2.11 per share for 2022, an increase of $1.25 per share, which includes: (i) the impact of retroactive new rates related to the full 2022 year of $0.38 per share as a result of receiving a final decision in the water general rate case as previously discussed and shown separately in the table above, and (ii) a net favorable variance of $0.26 per share, also shown separately in the table above, related to the impact of the final cost of capital decision that resulted in the reversal during 2023 of revenues subject to refund of $6.4 million, or $0.13 per share, due to a change in estimate from what had been recorded during 2022. Excluding these items from both periods, for the year ended December 31, 2023 and 2022, adjusted consolidated diluted earnings were $2.85 per share and $2.24 per share, respectively, an adjusted increase of $0.61 per share. Also, included in the results for 2023 were gains totaling $5.0 million, or approximately $0.10 per share, on investments held to fund one of the Company’s retirement plans, as compared to losses of $5.2 million, or approximately $0.10 per share, for 2022, both due to financial market conditions.
Excluding the gains and losses on the retirement plan investments from both periods, the impact of retroactive rates recorded in 2023 related to the full year of 2022, and the impact of changes in estimates from the cost of capital proceeding from both periods, adjusted consolidated diluted earnings for the year of 2023 would be $2.75 per share as compared to adjusted diluted earnings of $2.34 per share for 2022, an adjusted increase of $0.41 per share or a 17.5% increase, largely due to new 2023 water rates approved in GSWC’s final decision in its general rate case proceeding.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 17 to the Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the year ended December 31, 2023 and 2022:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Operating income (Note 17)	$159,177	$92,455	$11,196	$11,740	$26,151	$22,449	$216	$(8)	$196,740	$126,636
Other (income) and expense	20,780	22,339	2,202	425	1,446	(273)	5,792	2,085	30,220	24,576
Income tax expense (benefit)	35,689	16,346	1,515	2,439	6,109	5,476	(1,714)	(597)	41,599	23,664
Net income (loss)	$102,708	$53,770	$7,479	$8,876	$18,596	$17,246	$(3,862)	$(1,496)	$124,921	$78,396
Weighted Average Number of Diluted Shares	37,077	37,039	37,077	37,039	37,077	37,039	37,077	37,039	37,077	37,039
Diluted earnings per share	$2.77	$1.45	$0.20	$0.24	$0.50	$0.46	$(0.10)	$(0.04)	$3.36	$2.11
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.

Water Segment:
For the year ended December 31, 2023, recorded diluted earnings from the water utility segment were $2.77 per share, as compared to $1.45 per share for 2022, an increase of $1.32 per share, which includes: (i) the impact of retroactive new rates related to the full 2022 year of $0.38 per share (shown separately in the Summary Results by Segment table above), (ii) a net favorable variance of $0.26 per share (shown separately in the Summary Results by Segment table above) from the impact of the final cost of capital decision that resulted in the reversal of $6.4 million, or $0.13 per share, due to a change in estimate from what had been recorded during 2022, and (iii) a net favorable variance of $0.20 per share from gains totaling $5.0 million, or $0.10 per share, recorded during 2023 on investments held to fund a retirement plan, as compared to losses of $5.2 million, or $0.10 per share, recorded in 2022.
Excluding the gains and losses on the retirement plan investments from both periods, the impact of retroactive rates recorded in 2023 related to the full year of 2022, and the impact of changes in estimates from the cost of capital proceeding from both periods, adjusted diluted earnings for 2023 at the water segment were $2.16 per share as compared to adjusted diluted earnings of $1.68 per share for 2022, an adjusted net increase at the water segment of $0.48 per share, or a 28.6% increase, due primarily to the following items:
•An increase in the water operating revenues of $48.1 million largely as a result of the second-year rate increases for 2023 that are retroactive to January 1, 2023 and have been reflected in the results for the year ended December 31, 2023, partially offset by the impact of the prospective change in the new cost of capital effective July 31, 2023. GSWC filed for the implementation of new 2023 rates upon receiving the final decisions in June 2023 in both its general rate case and cost of capital proceedings. The increase in water revenues during 2023 represents the difference from the 2023 second-year rate increases and the 2021 adopted rates in place and recorded during 2022.
•An increase in water supply costs of $10.0 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. Adopted supply costs for the year of 2023 were based on 2023 authorized amounts approved in the final CPUC decision in the water general rate case as compared to 2021 authorized amounts in place during 2022. Actual water supply costs are tracked and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $3.4 million (excluding supply costs), which negatively impacted earnings and was mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting from higher legal and other outside-services costs, (iii) depreciation and amortization expenses resulting from additions to utility plant and higher composite depreciation rates based on a revised depreciation study approved in the water general rate case, and (iv) franchise fees resulting from higher water revenues. These increases were partially offset by a decrease in water treatment costs, and bad debt expense as a result of additional state relief funds expected to be received for unpaid water bills accumulated during the COVID-19 pandemic period.
•An overall increase in interest expense (net of interest and other income) of $4.8 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC; partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2022’s rates, as well as an increase in the level of regulatory assets recorded resulting, in large part, from the decision on the water general rate case that had been delayed.
•An overall increase in other expense (net of other income) of $4.6 million due largely to a net increase in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions recorded during the year ended December 31, 2023 as compared to 2022. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings, which accounts for the majority of the increase in non-service costs.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the twelve months ended December 31, 2023 as compared to the same period in 2022 that unfavorably impacted the water segment's earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.

Electric Segment:
Diluted earnings from the electric utility segment decreased $0.04 per share for the year ended December 31, 2023 as compared to 2022, largely resulting from not having new rates in 2023 while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs, partially offset by favorable changes in certain flowed-through income taxes. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.04 per share for the year ended December 31, 2023 as compared to 2022, largely due to an increase in management fee revenues resulting from the resolution of various economic price adjustments and an increase in construction activity, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to 2022.
AWR (Parent):
For the year ended December 31, 2023, the diluted loss from AWR (parent) increased $0.06 per share compared to 2022 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings made under AWR’s revolving credit facility, as well as changes in state unitary taxes.
The following discussion and analysis for the years ended December 31, 2023 and 2022 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2023 and 2022 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
OPERATING REVENUES
Water	$433,473	$340,602	$92,871	27.3%
Electric	41,832	39,986	1,846	4.6%
Contracted services	120,394	110,940	9,454	8.5%
Total operating revenues	595,699	491,528	104,171	21.2%

OPERATING EXPENSES
Water purchased	72,864	75,939	(3,075)	-4.0%
Power purchased for pumping	12,829	11,861	968	8.2%
Groundwater production assessment	20,850	19,071	1,779	9.3%
Power purchased for resale	13,275	15,039	(1,764)	-11.7%
Supply cost balancing accounts	12,118	(12,000)	24,118	-201.0%
Other operation	40,271	38,095	2,176	5.7%
Administrative and general	88,273	86,190	2,083	2.4%
Depreciation and amortization	42,403	41,315	1,088	2.6%
Maintenance	14,218	13,392	826	6.2%
Property and other taxes	24,046	22,894	1,152	5.0%
ASUS construction	57,912	53,171	4,741	8.9%
Gain on sale of assets	(100)	(75)	(25)	33.3%
Total operating expenses	398,959	364,892	34,067	9.3%

OPERATING INCOME	196,740	126,636	70,104	55.4%

OTHER INCOME AND EXPENSES
Interest expense	(42,762)	(27,027)	(15,735)	58.2%
Interest income	7,416	2,326	5,090	218.8%
Other, net	5,126	125	5,001	*
	(30,220)	(24,576)	(5,644)	23.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	166,520	102,060	64,460	63.2%

Income tax expense	41,599	23,664	17,935	75.8%

NET INCOME	$124,921	$78,396	$46,525	59.3%

Basic earnings per Common Share	$3.37	$2.12	$1.25	59.0%

Fully diluted earnings per Common Share	$3.36	$2.11	$1.25	59.2%
* not meaningful

Operating Revenues
General
GSWC and BVES rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS. Current operating revenues and earnings may be negatively impacted if ASUS’s subsidiaries do not receive adequate price adjustments in a timely manner. ASUS’s earnings are also impacted by the level of construction projects at its subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2023, revenues from water operations increased by $92.9 million to $433.5 million, compared to 2022. The increase in water revenues was largely because of the adoption in June 2023 of a final decision in the water general rate case that included the impact of retroactive rates associated with the increase in 2022’s annual revenue requirement (excluding advice letter projects), as well as the second-year rate increases for 2023, partially offset by the impact of the prospective change in the new cost of capital effective July 31, 2023. In addition, because of receiving a final decision in the cost of capital proceeding in June 2023, in which the CPUC made adjustments to rates prospective, GSWC recorded a change in estimate that resulted in an increase to water revenues in 2023 totaling $6.4 million as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.
Billed water consumption for the year ended December 31, 2023 was lower by 7.8% compared to 2022 due primarily to overall above average rainfall in California during the year of 2023 compared to 2022. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and that which is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the year ended December 31, 2023 increased $1.8 million to $41.8 million due, in large part, to the final decision adopted in the water general rate case proceeding that updates the costs allocated from the general corporate office to the electric segment. The final decision authorizes an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. There was also an increase in electric revenues from an advice letter filing related to a completed capital project.
Electric usage for the year ended December 31, 2023 was lower by 2.9% compared to 2022. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2023, revenues from contracted services increased $9.5 million to $120.4 million as compared to $110.9 million for 2022. The increase was largely due to higher construction activity and an increase in management fee revenue from annual economic price adjustments as compared to 2022.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2023, excluding the first task order of JBCC and the new contract for Naval Air Station Patuxent River, ASUS was awarded approximately $24.1 million in new construction projects for completion in 2023 through 2026. Earnings and cash flows from modifications to the initial 50-year contracts and additional contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for 33.1% and 30.1% of total operating expenses for the years ended December 31, 2023 and 2022, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages for purchased water for the years ended December 31, 2023 and 2022 were 43% and 45%, as compared to the adopted percentages of 41% and 34% for 2023 and 2022. The higher actual percentage of purchased water as compared to adopted resulted from a higher volume of purchased water costs due to several wells being out of service.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the years ended December 31, 2023 and 2022, water supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water purchased	$72,864	$75,939	$(3,075)	-4.0%
Power purchased for pumping	12,829	11,861	968	8.2%
Groundwater production assessment	20,850	19,071	1,779	9.3%
Water supply cost balancing accounts *	13,839	(8,643)	22,482	-260.1%
Total water supply costs	$120,382	$98,228	$22,154	22.6%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $12.1 million and $(12.0) million for 2023 and 2022, respectively.
Purchased water costs for the year ended December 31, 2023 decreased to $72.9 million as compared to $75.9 million for 2022 primarily due to decreases in water consumption and production that were driven by overall above-average rainfall in 2023 and from overall improvements in drought conditions in 2023 as compared to 2022, partially offset by increases in wholesale water costs. The increase in power purchased for pumping was due to increases in electricity provider rates. Groundwater production assessments increased due to increases in pump tax rates during 2023 as compared to 2022.
For the year ended December 31, 2023, the water supply cost balancing account had a $13.8 million over-collection as compared to an $8.6 million under-collection in 2022. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the water general rate case proceeding received in June 2023. This increase includes the full year impact of 2022 to reflect newly adopted supply costs retroactive to January 1, 2022, with a corresponding and offsetting increase in adopted water revenues, resulting in no impact to earnings.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the years ended December 31, 2023 and 2022, electric supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Power purchased for resale	$13,275	$15,039	$(1,764)	-11.7%
Electric supply cost balancing account *	(1,721)	(3,357)	1,636	-48.7%
Total electric supply costs	$11,554	$11,682	$(128)	-1.1%

* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $12.1 million and $(12.0) million for 2023 and 2022, respectively.

For the year ended December 31, 2023, the cost of power purchased for resale to BVES’s customers decreased to $13.3 million as compared to $15.0 million for 2022 primarily due to a decrease in customer usage and lower average price per megawatt-hour (“MWh”). The average price per MWh, including fixed costs, decreased to $79.80 per MWh in 2023 from $97.89 per MWh in 2022. The lower customer usage resulted in a lower under-collection of $1.7 million recorded in the electric supply balancing account in 2023 when compared to an under-collection of $3.4 million during 2022.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2023 and 2022, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$29,064	$28,117	$947	3.4%
Electric Services	4,057	3,311	746	22.5%
Contracted Services	7,150	6,667	483	7.2%
Total other operation	$40,271	$38,095	$2,176	5.7%
For the year ended December 31, 2023, the increase in other operation expenses at the water segment was due primarily to higher operation-related labor, transportation and outside-service costs, partially offset by lower water treatment costs and bad debt expense. As a result of receiving the final decision in the water general rate case, the increase at the water segment also included a cumulative depreciation adjustment for 2022 of $212,000 on GSWC’s transportation equipment, which is recorded in other operation expenses.
The increases at the electric and contracted services segments were due primarily to higher operation-related labor and outside-services costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2023 and 2022, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$59,313	$58,358	$955	1.6%
Electric Services	8,745	7,901	844	10.7%
Contracted Services	20,431	19,923	508	2.5%
AWR (parent)	(216)	8	(224)	*
Total administrative and general	$88,273	$86,190	$2,083	2.4%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in legal and other outside-service costs, labor and employee-related expenses, partially offset by a decrease in the service cost component of GSWC’s defined-benefit pension plan. Due to GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings. In addition, there was a reduction of approximately $447,000 to reflect the final decision in the water general rate case that authorized the one-time recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment due, in part, to an increase in labor costs and a higher allocation of costs from the general corporate office because of the updated allocation ratio authorized in the final decision on the water general rate case. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact on earnings.

Administrative and general expenses increased at the contracted services segment due to an increase in outside service, labor, and employee-related benefit costs.
Administrative and general expenses at AWR (parent) during the year ended December 31, 2023 reflect the reversal of a previous accrual for a matter that was favorably resolved.
Depreciation and Amortization
For the years ended December 31, 2023 and 2022, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$35,886	$34,805	$1,081	3.1%
Electric Services	3,256	2,792	464	16.6%
Contracted Services	3,261	3,718	(457)	-12.3%
Total depreciation and amortization	$42,403	$41,315	$1,088	2.6%
The water general rate case final decision approved an overall higher composite depreciation rates based on a revised depreciation study. The increase in composite depreciation rates increases the adopted water revenue requirement, with a corresponding increase in adopted depreciation expense, resulting in no impact to net earnings. The overall increase in depreciation and amortization expenses at the water segment included the retroactive impact for the full year of 2022 of $576,000. In addition, the increase to depreciation and amortization expense was also attributed to additions to utility plant and other fixed assets at both regulated utilities.
Maintenance
For the years ended December 31, 2023 and 2022, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$9,906	$9,559	$347	3.6%
Electric Services	924	723	201	27.8%
Contracted Services	3,388	3,110	278	8.9%
Total maintenance	$14,218	$13,392	$826	6.2%
Maintenance expense increased at each of the business segments due to higher planned and unplanned maintenance activities as compared to the same period in 2022.
Property and Other Taxes
For the years ended December 31, 2023 and 2022, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$19,845	$19,080	$765	4.0%
Electric Services	2,100	1,837	263	14.3%
Contracted Services	2,101	1,977	124	6.3%
Total property and other taxes	$24,046	$22,894	$1,152	5.0%
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
ASUS Construction
For the year ended December 31, 2023, construction expenses for contracted services were $57.9 million, increasing by $4.7 million compared to 2022 primarily due to an increase in construction activity as compared to 2022.

Interest Expense
For the years ended December 31, 2023 and 2022, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$31,283	$22,742	$8,541	37.6%
Electric Services	3,298	1,225	2,073	169.2%
Contracted Services	2,127	743	1,384	186.3%
AWR (parent)	6,054	2,317	3,737	161.3%
Total interest expense	$42,762	$27,027	$15,735	58.2%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to 2022 resulting from an overall increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities, as well as overall increases in average interest rates both short- and long-term. On January 13, 2023, GSWC issued $130.0 million unsecured notes in a private placement consisting of $100.0 million in aggregate notes at a coupon rate of 5.12% due January 31, 2033, and $30.0 million in aggregate notes at a coupon rate of 5.22% due January 31, 2038. Also, in April 2022, BVES issued $35.0 million in unsecured notes in a private placement consisting of 10 and 15 year term notes bearing interest at 4.548% and 4.949%, respectively.
Interest Income
For the years ended December 31, 2023 and 2022, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$5,557	$1,083	$4,474	*
Electric Services	1,060	394	666	169.0%
Contracted Services	806	875	(69)	-7.9%
AWR (parent)	(7)	(26)	19	-73.1%
Total interest income	$7,416	$2,326	$5,090	218.8%
* not meaningful
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the regulated utilities bearing interest at the current 90-day commercial-paper rates, which have increased since 2022, as well as an overall increase in regulatory assets recorded as a result of the final decision in the water general rate case, partially offset by lower interest income recognized on certain construction projects at the contracted services segment as compared to 2022.
Other Income and (Expense), net
For the years ended December 31, 2023 and 2022, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$4,946	$(680)	$5,626	*
Electric Services	36	406	(370)	-91.1%
Contracted Services	(125)	141	(266)	-188.7%
AWR (parent)	269	258	11	4.3%
Total interest income	$5,126	$125	$5,001	*
* not meaningful
For the year ended December 31, 2023, other income (net of other expense) increased mostly because of gains of $5.0 million recorded on investments held to fund one of the Company’s retirement plans, as compared to losses of $5.2 million incurred in 2022, both due to financial market conditions. This was partially offset by an increase in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the years ended December 31, 2023 and 2022, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2023	12/31/2022	CHANGE	CHANGE
Water Services	$35,689	$16,346	$19,343	118.3%
Electric Services	1,515	2,439	(924)	-37.9%
Contracted Services	6,109	5,476	633	11.6%
AWR (parent)	(1,714)	(597)	(1,117)	187.1%
Total income tax expense	$41,599	$23,664	$17,935	75.8%
Consolidated income tax expense for the year ended December 31, 2023 increased by $17.9 million primarily due to an increase in pretax income as compared to 2022. AWR’s ETRs were 25.0% and 23.2% for the years ended December 31, 2023 and 2022, respectively. GSWC’s ETR was 25.8% for the year ended December 31, 2023 as compared to 23.3% for 2022. The increase in GSWC’s ETR was also primarily due to the effect of the increase in its pretax income. The increase in AWR (parent)’s tax benefit was primarily due to an increase in pretax loss resulting from higher interest expense, as well as changes in state unitary taxes.
Information comparing the consolidated results of operations for fiscal years 2022 and 2021 can be found under Item 7, Management’s Discussion and Analysis under the headings “Summary Results by Segment” and “Consolidated Results of Operations-Years Ended December 31, 2022 and 2021” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.

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
Accounting for Rate Regulation — Because GSWC and BVES operate extensively in regulated businesses, they are subject to the authoritative guidance for accounting for the effects of certain types of regulation.  Application of this guidance requires accounting for certain transactions in accordance with regulations adopted by the regulatory commissions of the states in which rate-regulated operations are conducted.  Utility companies defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These deferred regulatory assets and liabilities are then reflected in the income statement in the period in which the same amounts are reflected in the rates charged for service.
Regulation and the effects of regulatory accounting have the most significant impact on the financial statements of GSWC and BVES. When either files for adjustments to rates, the capital assets, operating costs and other matters are subject to review, and disallowances may occur. In the event that a portion of either GSWC’s or BVES’s operations are no longer subject to the accounting guidance for the effects of certain types of regulation, they are required to write-off related regulatory assets that are not specifically recoverable and determine if other assets might be impaired.  If the CPUC determines that a portion of either GSWC’s or BVES’s assets are not recoverable in customer rates, management is required to determine if it has suffered an asset impairment that would require a write-down in the asset valuation.  Management continually evaluates the anticipated recovery, settlement or refund of regulatory assets, liabilities, and revenues subject to refund and provides for allowances and/or reserves that it believes to be necessary.  In the event that management’s assessment as to the probability of the inclusion in the ratemaking process is incorrect, the associated regulatory asset or liability will be adjusted to reflect the change in assessment or the impact of regulatory approval of rates. Reviews by the CPUC may also result in additional regulatory liabilities to refund previously collected revenues to customers if the CPUC disallows costs included in the ratemaking process.
Registrant also reviews its utility plant in-service for possible impairment in accordance with accounting guidance for regulated entities for abandonments and disallowances of plant costs.
Revenue Recognition — GSWC and BVES record water and electric utility operating revenues when the service is provided to customers. Operating revenues include unbilled revenues that are earned (i.e., the service has been provided) but not billed by the end of each accounting period. Unbilled revenues are calculated based on the number of days and total usage from each customer’s most recent billing record that was billed prior to the end of the accounting period and is used to estimate unbilled consumption as of the year-end reporting period.  Unbilled revenues are recorded for both monthly and bi-monthly customers.
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM.  With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. GSWC’s request to continue using a revenue decoupling mechanism, similar to the WRAM, in its next general rate case is subject to CPUC approval. The CPUC also granted BVES a revenue decoupling mechanism through the BRRAM. BVES adjusts revenues in the BRRAM for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
As required by the accounting guidance for alternative revenue programs, GSWC and BVES are required to collect their WRAM and BRRAM balances, respectively, within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRAM revenues will be collected beyond the 24-month period. This can affect the timing of when such revenues are recognized.
ASUS’s firm-fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on AWR’s consolidated balance sheet. Revenues for ASUS’s operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to the initial 50-year contract and additional contracts thereafter. Revenues from construction activities are recognized as performance obligations are satisfied. Performance obligations related to firm-fixed-price contracts are satisfied over time as the ASUS’s performance typically creates or enhances an asset that the U.S. government controls. ASUS recognizes revenue on its firm-fixed-price contracts as performance obligations are satisfied and control of the promised good and/or service is transferred to the U.S. government by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, ASUS has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the initial 50-year contract and additional contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.
Income Taxes — Registrant’s income tax calculations require estimates due principally to the regulated nature of the operations of GSWC and BVES, the multiple states in which Registrant operates, and potential future tax rate changes. Registrant uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in regulatory treatment, or significant changes in tax-related estimates, assumptions or law, could have a material impact on the financial position and results of operations of Registrant.
As regulated utilities, GSWC and BVES treat certain temporary differences as flowed-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flowed-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flowed-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVES were not required to account for their income taxes as regulated enterprises. As of December 31, 2023, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers’ accounting for pensions and post-retirement benefits other than pensions.  Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.  A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense.  To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan’s assets was 5.75% for 2023 and 2022.
For the pension plan obligation, Registrant decreased the discount rate to 5.16% as of December 31, 2023 from 5.41% as of December 31, 2022 to reflect market interest-rate conditions at December 31, 2023. A hypothetical 25-basis point decrease in the assumed discount rate would have decreased total net periodic pension expense for 2023 by approximately $46,000, which includes an increase in service cost that was more than offset by the decrease in interest cost, and would have increased the projected benefit obligation and accumulated benefit obligation at December 31, 2023 by a total of $6.1 million.  A 25-basis point decrease in the long-term return on pension-plan-asset assumption would have increased 2023 pension cost by approximately $456,000.
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
The CPUC has authorized GSWC and BVES to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  As of December 31, 2023, GSWC has a $1.1 million over-collection in its two-

way pension balancing account for the general office and water regions. As of December 31, 2023, BVES has a $277,000 over-collection in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations.  In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2024, the pension contribution is expected to be approximately $3.3 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts.  Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
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

Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and if market interest rates increase. In addition, as the capital investment program continues to increase, AWR and its subsidiaries anticipate they will need to access external financing more often.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $703.8 million was available for GSWC to pay dividends to AWR on December 31, 2023. Approximately $72.3 million was available for BVES to pay dividends to AWR as of December 31, 2023. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS Subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
On June 28, 2023, AWR and GSWC each executed new credit agreements with terms of five years provided by a syndicate of banks and financial institutions for total combined unsecured revolving credit facilities of $350.0 million. These syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank. AWR previously borrowed under a revolving credit facility with a borrowing capacity of $280.0 million and provided funds to both GSWC and ASUS in support of their operations through intercompany borrowing agreements on terms that are similar to that of the credit facility. AWR’s new credit agreement was for a $150.0 million unsecured revolving credit facility to support AWR (parent) and its contracted services subsidiary, while GSWC’s credit agreement is a $200.0 million unsecured revolving credit facility to support its water operations and capital expenditures. AWR (parent) may also from time to time borrow under its credit facility in order to make equity contributions to GSWC and BVES. Both credit facilities may be expanded up to an additional $75.0 million, subject to the lenders’ approval. On November 6, 2023, AWR’s credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million to provide additional support to AWR (parent) and its contracted services subsidiary. In connection with the increase in borrowing capacity, the amendment also provides for the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s and GSWC’s outstanding borrowings under the new credit facilities were $141.5 million and $150.0 million, respectively, as of December 31, 2023.
BVES has a separate revolving credit facility without a parent guaranty, which was amended on June 16, 2023, to increase BVES’s borrowing capacity from $35.0 million to $50.0 million. The amendment to BVES’s credit agreement also included (i) the extension of the term of the credit facility to July 1, 2026, (ii) conversion of the interest rate on new borrowings to the benchmark rate Secured Overnight Financing Rate (“SOFR”), and (iii) an option to increase the facility by an additional $25.0 million, subject to lender approval. On February 15, 2024, BVES increased the borrowing capacity from $50.0 million to $65.0 million. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period. BVES’s pay-off period for its credit facility ends in August 2024. Accordingly, the $42.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of December 31, 2023.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR's credit facility will continue to be used to support ASUS's operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES will consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $105.0 million and $40.0 million, respectively, remaining available that provides for long-term financing and which are expected to be used over the next 6-18 months to pay down portions of the outstanding borrowings under the respective credit facilities. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests the authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On June 13, 2023, BVES filed a new financing application with the CPUC that is also pending approval, and that requests the authorization for the issuance and sale of additional long-term debt and equity securities of up to $120.0 million. The CPUC issued a ruling on January 8, 2024 in BVES's pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. In addition, AWR intends to seek $150.0 million to $200.0 million of additional capital over the next three years through equity offerings, which may include an at-the-market program. AWR could use the net proceeds from equity offerings for, but not limited to, equity contributions to its wholly owned subsidiaries.

Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 6, 2024, AWR’s Board of Directors approved a first quarter dividend of $0.43 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on March 1, 2024 to shareholders of record at the close of business on February 20, 2024. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 69 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate of 9.4% over the last five years. AWR’s current policy is to achieve a compound annual growth rate in the dividend of more than 7% over the long-term.
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
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under long-term contracts with the U.S. government for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries. ASUS’s subsidiaries may also from time to time provide funding to ASUS or other subsidiaries of ASUS.
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $67.7 million for 2023 as compared to $117.8 million for the same period in 2022. During 2022, GSWC and BVES received $9.5 million and $473,000, respectively, in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water and electric customer bills incurred during the pandemic. There were no similar relief funds received during 2023.
The decrease in operating cash flow was also due to a 7.8% decrease in billed water consumption, as well as the delay in receiving the water general rate case final decision as billed water revenues in 2022 and 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. GSWC filed for the implementation of the CPUC-approved rate increases that went into effect on July 31, 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the CPUC approved rate increases for 2022 and 2023, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months.
Furthermore, the decrease in operating cash flows was due to differences in the timing of vendor payments and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $188.8 million for the year ended December 31, 2023 as compared to $167.1 million for the same period in 2022, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
During 2024, the water and electric segments’ company-funded capital expenditures are estimated to be approximately $160 – $200 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the issuance and repayment of long-term debt and notes payable to banks, (ii) the proceeds from unsecured new or existing revolving credit facilities for AWR, GSWC and BVES, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR's new credit facility is used to support AWR (parent) and its contracted services subsidiary and borrowings on GSWC’s and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. AWR (parent) may also from time to time make equity contributions to GSWC and BVES. Overall debt levels are expected to increase to fund a portion of the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $129.2 million for the year ended December 31, 2023 as compared to cash provided of $50.3 million for 2022. The increase in cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support operations affected by a decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at the regulated utilities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which in turn used the proceeds to pay down outstanding borrowings under the AWR credit facility at that time.
On June 28, 2023, AWR and GSWC each executed new unsecured syndicated credit facilities to replace AWR’s previous credit agreement with a sole bank. During the year ended December 31, 2023, AWR had a net increase in borrowings on its credit facilities of $54.6 million to support operations and capital expenditures. During 2022, AWR had a net increase in borrowings on its credit facilities of $72.0 million.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows have also been impacted by delays in receiving payments from GSWC customers due to the lingering effects of the COVID-19 pandemic.
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
In January 2023, GSWC issued (i) one common share to AWR for $10.0 million, and (ii) $130.0 million in unsecured long-term notes in a private placement. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period. GSWC’s next pay-off period ends in June 2025. Under the current financing application authorized by the CPUC, GSWC has $105.0 million remaining available that provides for long-term financing and which are expected to be used over the next 6-18 months to pay down portions of the outstanding borrowings under GSWC's credit facility. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests the authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $54.3 million for the year ended December 31, 2023 as compared to $94.5 million for 2022.  During the first quarter of 2022, GSWC received $9.5 million in COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. There were no similar relief funds received during 2023. The decrease in operating cash flow was also due to a 7.8% decrease in billed water consumption, as well as the delay in receiving the water general rate case final decision as billed water revenues in 2022 and 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation. A final decision from the CPUC was received on June 29, 2023 on the water general rate case with 2022 and 2023 rates retroactive to January 1, 2022 and 2023, respectively. GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the new 2022 and 2023 rates, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. The decrease in operating cash flow was also due to the timing of vendor payments. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $162.2 million for the year ended December 31, 2023 as compared to $147.7 million for 2022, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $110.6 million for the year ended December 31, 2023 as compared to $53.1 million for 2022.  The increase in net cash provided by financing activities in 2023 was due primarily to an increase in total borrowing levels necessary to support water operations affected by a decrease in cash flows from operating activities and to support, among other things, the capital expenditures program at GSWC.
In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. On June 28, 2023, GSWC entered into an unsecured revolving credit facility. GSWC used the proceeds from the borrowings under the new credit facility to again pay-off all of its intercompany borrowings owed to AWR. The CPUC requires GSWC to fully pay-off all intercompany borrowings from AWR within a 24-month period. GSWC’s borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.

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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2023. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our initial 50-year, firm-fixed-price contract and additional firm-fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance or private placement of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

	Payments/Commitments Due (1)
($ in thousands)	Total	Less than 1 Year
Notes/Debentures (2)	$187,000	$—
Private Placement Notes (3)	380,000	—
Tax-Exempt Obligations (4)	9,459	121
Other Debt Instruments (5)	2,588	232
Total AWR Long-Term Debt	$579,047	$353

Credit Facilities (6)	$333,500	$42,000
Interest on Long-Term Debt (7)	275,444	28,587
Advances for Construction (8)	71,109	3,678
Renewable Energy Credit Agreement (9)	8,948	131
Purchased Power Contracts (10)	45,801	4,685
Capital Expenditures (11)	105,165	102,865
Water Purchase Agreements (12)	2,732	491
Operating Leases (13)	9,290	2,161
Employer Contributions (14)	3,300	3,300
SUB-TOTAL	855,289	187,898

Other Commitments (15)	11,399	—

TOTAL	$1,445,735	$188,251

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) Consists of GSWC senior private placement notes of $345.0 million and BVES unsecured private placement notes of $35.0 million, issued in April 2022, totaling $380.0 million issued to various banks, including $160.0 million of unsecured private placement notes issued in July 2020 by GSWC and $130.0 million of unsecured private placement notes in January 2023 by GSWC. Under the terms of each of the senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. GSWC is in compliance with all of its covenant provisions as of December 31, 2023.  GSWC does not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $1.7 million of obligations with respect to GSWC’s 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of the outstanding debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova District.
(6) Credit facilities consists of (i) a $165.0 million revolving credit facility under AWR, of which $141.5 million was outstanding as of December 31, 2023; (ii) a $200.0 million revolving credit facility under GSWC, of which $150.0 million was outstanding as of December 31, 2023; and (iii) a $50.0 million revolving credit facility under BVES, of which $42.0 million was outstanding as of December 31, 2023.
(7) Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.
(8) Advances for construction represent contract refunds mostly from GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.
(9) Consists of an agreement by BVES to purchase renewable energy credits through 2035. These renewable energy credits are used to meet California’s renewables portfolio standard.
(10) Consists of BVES fixed-cost purchased power contracts executed (i) in September 2019 with Morgan Stanley Capital Group Inc., and (ii) in July 2023 with Shell Energy North America (US), L.P.
(11) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVES as of December 31, 2023.
(12) Water purchase agreements consist of (i) a remaining amount of $1.3 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.4 million of other water purchase commitments with other third parties, which expire between 2025 through 2038.
(13) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(14) Consists of expected contributions to Registrant’s defined benefit pension plan for the year 2024. Contributions to the pension plan are expected to be the higher of the minimum required contributions under the Employee Retirement Income Security Act (“ERISA”) or the amounts that are recovered in customer rates and approved by the CPUC. These amounts are estimates and are subject to change based on, among other things, the limits established for federal tax deductibility (pension plan) and the significant impact that returns on plan assets and changes in discount rates have on such amounts.
(15) Other commitments consist primarily of (i) $10.5 million in asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) irrevocable letters of credit in the amount of $874,600 for the deductible in Registrant’s business automobile insurance policies; and (iii) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR’s revolving credit facility.
Information comparing the liquidity and capital resources for fiscal years 2022 and 2021 can be found under Item 7, Management’s Discussion and Analysis under the heading “Liquidity and Capital Resources” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC.
BVES Power-Supply Arrangements
BVES purchases power pursuant to purchase power contracts approved by the CPUC. Prior to 2023, BVES had entered into purchase power contracts with three- and five-year terms depending on the amount of power and the period during which the power is purchased under the contracts. These remaining contracts will expire in 2024. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES will begin taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. BVES is pursuing short- and long-term renewable energy contracts to replace any power purchase agreements that have expired in addition to satisfying its requirements related to its resource portfolio for the next compliance period (2021-2024) and beyond. The average price per MWh, including fixed costs, decreased to $79.80 per MWh in 2023 from $97.89 per MWh in 2022. BVES has an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
Construction Program
GSWC maintains an ongoing water distribution main replacement program throughout its customer service areas based on the age and type of distribution-system materials, priority of leaks detected, remaining productive life of the distribution system and an underlying replacement schedule. In addition, GSWC and BVES upgrade their facilities in accordance with industry standards, local and CPUC requirements and new legislation.  California requires investor-owned electric utilities to submit an annual wildfire mitigation plan to the CPUC for approval, and requires all electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfires.
As of December 31, 2023, GSWC and BVES have unconditional purchase obligations for capital projects of approximately $105.2 million.  During the years ended December 31, 2023, 2022 and 2021, GSWC and BVES had capital expenditures of $182.7 million, $174.3 million and $150.6 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2023, 2022 and 2021, capital expenditures funded by developers were $7.0 million, $6.9 million and $8.0 million, respectively. During 2024, the water and electric segments’ company-funded capital expenditures are estimated to be approximately $160 – $200 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues. These amounts include approximately $16.7 million estimated to be spent by BVES on wildfire mitigation projects.
Contracted Services
Under the terms of the contracts with the U.S. government, each contract’s price is subject to an economic price adjustment (“EPA”) on an annual basis. In the event that ASUS (i) is managing more assets at specific military bases than were included in the U.S. government’s request for proposal, (ii) is managing assets that are in substandard condition as compared to what was disclosed in the request for proposal, (iii) prudently incurs costs not contemplated under the terms of the contract, and/or (iv) becomes subject to new regulatory requirements, such as more stringent water-quality standards, ASUS is permitted to file, and has filed, requests for equitable adjustment (“REAs”). The timely filing for and receipt of EPAs and/or REAs continues to be critical in order for ASUS’s subsidiaries to recover increasing costs of operating, maintaining, renewing and replacing the water and/or wastewater systems at the military bases it serves.
During sequestration or automatic spending cuts, the subsidiaries of ASUS did not experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. Government, and/or (d) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs.
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
Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for ASUS’s subsidiaries in fiscal 2024.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2023 - September 2024	Third Quarter 2023
Fort Gregg-Adams (ODUS)	February 2024 - January 2025	Fourth Quarter 2023
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2024 - March 2025	First Quarter of 2024
Joint Base Andrews (TUS)	February 2024 - January 2025	Fourth Quarter 2023
Fort Jackson (PSUS)	February 2024 - January 2025	Fourth Quarter 2023
Fort Liberty (ONUS)	March 2024 - February 2025	First Quarter 2024
Eglin Air Force Base (ECUS)	June 2024 - May 2025	Second Quarter 2024
Fort Riley (FRUS)	July 2024 - June 2025	Second Quarter 2024

Regulatory Matters
A discussion on various regulatory matters is included in the section titled “Overview” in this Form 10-K’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion below focuses on other regulatory matters and developments.
Certificates of Public Convenience and Necessity
GSWC and BVES hold Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas they serve. ASUS subsidiaries are regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, based on certain conditions and is expected to approve the right of PRUS to operate as a water and wastewater utility at Naval Air Station Patuxent River, Maryland when operations begin. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company. ONUS is regulated by the North Carolina Public Service Commission. ECUS, FRUS and BSUS are not subject to regulation by their respective states’ utility commissions.
GSWC and BVES are subject to regulation by the CPUC which has broad authority over service and facilities, rates, classification of accounts, valuation of properties, the purchase, disposition and mortgaging of properties necessary or useful in rendering public utility service, the issuance of securities, the granting of certificates of public convenience and necessity as to the extension of services and facilities and various other matters.
Rates that GSWC and BVES are authorized to charge are determined by the CPUC in general rate cases and are derived using rate base, cost of service and cost of capital, as projected for a future test year. Rates charged to customers vary according to customer class and rate jurisdiction and are generally set at levels allowing for recovery of prudently incurred costs, including a fair return on rate base. Rate base generally consists of the original cost of utility plant in service, plus certain other assets, such as working capital and inventory, less accumulated depreciation on utility plant in service, deferred income tax liabilities and certain other deductions.
GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the test year with inflation-rate adjustments for expenses in the second and third years of the rate case cycle. For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. GSWC’s cost of capital is determined in a separate proceeding. Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. BVES’s general rate cases are typically filed every four years, which also includes a determination of BVES's cost of capital. Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.
Neither the operations of AWR nor the operations and rates of ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC, BVES and ASUS and between GSWC and BVES and AWR.
General Rate Cases and Other Regulatory Matters
Water Segment
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2022 and from January 1, 2023 through July 30, 2023 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision on its water general rate case application that determined new rates for 2022 and 2023 and are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the second-year 2023 rate increases have been reflected in the results for 2023. GSWC filed for the implementation of new 2023 rate increases effective on July 31, 2023. In October 2023, GSWC also filed for the recovery of all retroactive amounts for 2022 and 2023 accumulated up to the effective date of the new 2023 rates, July 30, 2023. Surcharges were implemented in October 2023 to recover these cumulative retroactive rate differences over 36 months, which through December 31, 2023 totaled $52.8 million and were included in CPUC-authorized general rate case memorandum accounts recognized as regulatory assets.
Water General Rate Case for the years 2025–2027:
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. Among other things, GSWC requested capital budgets of approximately $611.4 million for the three-year capital cycle. GSWC also requested the continuation of mechanisms to accommodate fully decoupled revenues and sales and track differences between recorded and CPUC-authorized supply-related expenses. GSWC has requested the CPUC to permit it to continue using a revenue decoupling mechanism. As of the filing date of this Form 10-K, a proposed decision in the water general rate case is scheduled for the fourth quarter of 2024, with new rates to become effective January 1, 2025.
Cost of Capital Proceeding for the years 2022–2024:
On June 29, 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the WCCM through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the final decision issued in June, all adjustments to rates were prospective and not retroactive. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased the 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, on October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC, and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
2024 COC Application:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. GSWC’s next cost of capital application was scheduled to be filed on May 1, 2024 effective for the years 2025 - 2027. However, GSWC, along with three other Class A investor-owned water utilities in California, filed a joint request with the CPUC to defer the filing deadline of the next cost of capital applications by one year, which was approved on February 2, 2024. The joint request asked that the utilities keep the cost of capital currently authorized for 2024 in effect through 2025, and file new cost of capital applications by May 1, 2025 to set the cost of debt, return on equity and capital structure starting January 1, 2026. GSWC’s current authorized rate of return on rate base is 7.93% effective January 1, 2024, which will continue in effect through December 31, 2025. Additionally, GSWC’s WCCM will remain active through the one year deferral period.
San Juan Oaks Mutual Acquisition:
In August 2023, GSWC entered into an agreement to purchase the water and wastewater system assets from San Juan Oaks Mutual Water Company (“SJO Mutual”) in San Benito County, California. The new master-planned community, known as San Juan Oaks, will serve up to an estimated 1,300 customers once the community is built as planned. The transaction is subject to CPUC approval. In December 2023, GSWC filed an application to establish the new service area and to set water and sewer rates for the San Juan Oaks service area in San Benito County, California.
Electric Segment
Recent Changes in Rates:
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Because new rates are expected to be retroactive to January 1, 2023, when a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time.
Vegetation Management, Wildfire Mitigation Plans and Legislation:
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. The August 2019 final decision also authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in the CPUC-approved memorandum account for future recovery. As of December 31, 2023, BVES had approximately $11.8 million in incremental vegetation management costs recorded as a regulatory asset. As part of its general rate case application filing with the CPUC in August 2022, BVES requested recovery of the costs accumulated in this memorandum account as of March 31, 2022.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the OEIS and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In May 2023, BVES submitted its WMP covering the three-year period 2023-2025 to OEIS for approval prior to going to the CPUC for ratification. In the fourth quarter of 2023, OEIS issued a final decision of approval and the CPUC ratified BVES’s 2023-2025 WMP. As of December 31, 2023, BVES has approximately $5.9 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery. All capital expenditures and other costs incurred through December 31, 2023 as a result of BVES’s WMPs are not currently in rates and have been filed for future recovery in BVES’s general rate case application in August 2022.
Additionally, the governor of California approved AB 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings in which an electric utility with a valid safety certification seeks to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In December 2023, OEIS issued a renewal of the safety certification for BVES for 12 months.
For more information regarding significant regulatory matters, see Note 3 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.
Environmental Matters
AWR’s subsidiaries are subject to stringent environmental regulations. GSWC is required to comply with the safe drinking water standards established by the United States Environmental Protection Agency (“USEPA”) and the Division of Drinking Water (“DDW”), under the SWRCB. The USEPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the USEPA, administers the USEPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.
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
Drinking Water Notification Levels
In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals used to make certain fabrics and other materials, and used in various industrial processes. These chemicals were also present in certain fire suppression agents. These chemicals are referred to as PFAS. Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. The USEPA has also established health advisory levels for these compounds. Notification to consumers and stakeholders is required when the advisory levels or notification levels are exceeded. Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notifications by water systems when they detect levels of PFAS above response levels.
GSWC is in the process of collecting and analyzing samples for PFAS. GSWC has removed some wells from service, and expects to incur additional costs to treat impacted wells. GSWC has provided customers with information regarding PFAS detection and provides updated information via its website. In February 2020, DDW established new response levels for two of the PFAS compounds: 10 parts per trillion (“ppt”) for perfluorooctanoic acid (“PFOA”) and 40 ppt for perfluorooctanesulfonic acid (“PFOS”). In March 2021, DDW issued drinking-water notification and response levels of 0.5 parts per billion (“ppb”) and 5 ppb, respectively, for perfluorobutane sulfonic acid (“PFBS”). In June 2022, the USEPA issued interim updated drinking-water health advisories for PFOA and PFOS, and also issued final health advisories for PFBS and other compounds known as GenX chemicals. In October 2022, DDW issued drinking-water notification and response levels of 3 ppt and 20 ppt, respectively, for perfluorohexane sulfonic acid (“PFHxS”). Lower MCL levels are expected to be promulgated in 2024 and depending on how low the levels are set, these new requirements will likely increase GSWC’s water treatment and other operating costs.
Drinking Water Proposed Maximum Contaminant Levels
In March 2023, the USEPA proposed maximum contaminant levels (“MCLs”) for six PFAS compounds in drinking water. When finalized, the proposed regulation will require public water systems to monitor and treat water for these chemicals. It will also require water systems to notify its customers and reduce the levels if it exceeds the regulatory standards. The USEPA anticipates finalizing and adopting this rule in early 2024. Once the rule is finalized, water systems will be required to comply with the MCLs after a specified implementation period, which is currently anticipated to be three years from the rule-adoption date. These proposed MCLs, once finalized, are expected to increase GSWC’s water treatment and other operating costs. The CPUC has authorized GSWC to track incremental costs, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
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
As of December 31, 2023, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2023, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
Lead and Copper Rule Revisions
On December 16, 2021, the USEPA announced the Lead and Copper Rule Revisions under an executive order with a compliance date of October 16, 2024. Additionally, the USEPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (“LCRI”) that will further strengthen the regulatory framework prior to the October 2024 compliance date. There are still many unknowns regarding the implementation of the rule. The details of the requirements will be better understood over the next year once the LCRI is published and a final rule is approved.
Matters Relating to Military Base Contracts
Each of the ASUS’s subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable law.
Each of the ASUS’s subsidiaries has the right to seek an equitable adjustment to its contract in the event that there are changes in environmental laws, a change in the quality of water used in providing water service or wastewater discharged by the U.S. government, or contamination of the air or soil not caused by the fault or negligence of ASUS’s Subsidiary. These changes can impact operations and maintenance and renewal and replacement costs under the contracts. The U.S. government is responsible for environmental contamination due to its fault or negligence and for environmental contamination that occurred prior to the execution of a contract.
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
Both GSWC and BVES have security systems and infrastructure in place intended to prevent unlawful intrusion, service disruption and cyber-attacks.  GSWC and BVES utilize a variety of physical security measures to protect their facilities.  These measures consider advances in security and emergency preparedness technology and relevant industry developments in developing their respective capital-improvement plans, and both intend to seek approval of the CPUC to recover any additional costs that either may incur in enhancing the security, reliability and resiliency of their utility systems.
On October 23, 2018, America’s Water Infrastructure Act (“AWIA”) became law. GSWC must now conduct additional risk and resilience assessments and develop emergency response plans for each of its water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were completed in 2020. They will be reviewed and must be resubmitted every five years.
ASUS’s subsidiaries operate facilities within the boundaries of military bases, which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades were completed at various military bases through contract modifications funded by the U.S. government.
Registrant has evaluated its cyber-security systems and continues to address identified areas of improvement with respect to U.S. government regulations regarding cyber-security of government contractors. These improvements include the physical security at all of the office and employee facilities it operates.

Despite its efforts, Registrant cannot guarantee that intrusions, cybersecurity incident or other attacks will not cause water, wastewater or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer or employee information.
Water Supply
GSWC
During 2023, GSWC delivered approximately 54.3 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 342 acre-feet per day or 111 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons). Approximately 53% of GSWC’s supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from MWD member agencies and regional water suppliers (roughly 43% of total demand) and with authorized diversions from rivers (roughly 4%) under agreements with the United States Bureau of Reclamation and the Sacramento Municipal Utility District. GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
Groundwater
GSWC has a diverse water supply portfolio which includes adjudicated groundwater rights, surface water rights, and a number of unadjudicated water rights to help meet supply requirements. The productivity of GSWC’s groundwater resources varies from year to year depending upon a variety of factors, including natural replenishment from snow-melt or rainfall, the availability of imported replenishment water, the amount of water previously stored in groundwater basins, natural or man-made contamination, legal production limitations, and the amount and seasonality of water use by GSWC’s customers and others. GSWC actively participates in efforts to protect groundwater basins from over-use and from contamination. In some periods, these efforts may require reductions in groundwater pumping and increased reliance on alternative water resources. GSWC also participates in the implementation of California’s Sustainable Groundwater Management Act.
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $2.7 million as of December 31, 2023.  Included in the $2.7 million is a remaining commitment of $1.3 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for ten additional years. The remaining $1.4 million is for commitments for purchased water with other third parties, which expire through 2038.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area. For example, GSWC has contracts with various governmental entities and other parties to purchase water through a total of 59 connections for distribution to customers, in addition to numerous emergency connections. MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies. There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority. GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 43,810 acre-feet annually. MWD sources its supplies from Northern California via the State Water Project and the Colorado River through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements.
MWD currently has supply levels of 1.14 million acre-feet (“MAF”) with annual demands of approximately 1.54 MAF resulting in a supply gap of 399 thousand acre feet. MWD has available access to store more than 1.65 MAF of water in Lake Mead as part of an intentionally created surplus program developed under a 2007 Interim Shortage agreement and is available for use during dry years. In addition, MWD, along with the seven other Basin states which use water from the Colorado River, developed and agreed to the Drought Contingency Plan in 2019 where each lower Basin state which diverts water from the Colorado River below Lees Ferry agrees to store defined amounts of water in Lake Mead to prevent both Lake Mead and Lake Powell from reaching critically low levels. California is a lower Basin state. On December 1, 2023, the Department of Water Resources set the initial allocation for the water year to 10% due to the possibility that 2024 may be a dry year.
Drought Impact
In May 2018, the California Legislature passed two bills that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The initial steps in implementation of this legislation have been laid out in a summary document by the California Department of Water Resources (“DWR”) and SWRCB. A notable milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The SWRCB released a draft of the Conservation Regulation in mid-year 2023.

The SWRCB is expected to consider the adoption of the regulation by October 2024. Water suppliers including GSWC have provided extensive comments to date on the draft regulation and will work with state agencies on the final regulation and its implementation.
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
After a very wet 2023, California could still potentially be entering into a dry 2024 even with the recent storm events in California in January and February 2024. Since the start of the water year, both the Sierra snowpack and precipitation has been below normal. The southern Sierra snowpack was at 52% of normal and the 5-station precipitation index was at 71% of normal on February 12, 2024. However, a series of atmospheric storm events in late January and early February are providing a promising outlook to the State’s supply conditions. As of February 13, 2024, the U.S. Drought Monitor reported that none of California was in drought with only 7% identified as “abnormally dry” as compared to a year ago when 85% was in “moderate drought.”
Prolonged drought conditions also exist on the Colorado River System, which is experiencing historically low reservoir levels in Lake Mead and Lake Powell. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). In December 2023, several California water agencies signed agreements with the Bureau to conserve up to 643,000 Acre-feet of water in Lake Mead through 2025. This includes contracts with the Coachella Valley Water District, the Quechan Indian Tribe and the Imperial Irrigation District. Additional contracts are expected to be signed by Palo Verde Irrigation District in cooperation with MWD in 2024. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
Military Base Operations
The U.S. government is responsible for providing the source of supply for all water on each of the bases served by ASUS’s subsidiaries at no cost to ASUS’s subsidiaries. Once received from the U.S. government, ASUS’s subsidiaries are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. Furthermore, ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works closely with state regulators and industry associations to stay current with emergent issues and proactively addresses any change in wastewater treatment regulation to ensure permit compliance.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt consisting of notes and debentures. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2023, the fair value of Registrant’s long-term debt was $556.2 million. A hypothetical ten percent change in market interest rates would result in an increase or decrease of approximately $21.8 million in the fair value of Registrant’s long-term debt.
Registrant is also exposed to risk resulting from changes in interest rates as a result of its issuances of short-term debt through unsecured revolving credit facilities. At December 31, 2023, Registrant had outstanding consolidated borrowings under its credit facilities of $333.5 million that are exposed to variable short-term interest rate risk. The impact of a 100-basis point change in interest rates on pretax income is approximately $3.3 million as of December 31, 2023.
Commodity/Derivative Risk
BVES is exposed to commodity price risk primarily relating to changes in the market price of electricity. To manage its exposure to energy price risk, BVES from time to time executes purchased power contracts that qualify or have elements of the contract that qualify as derivative instruments, requiring mark-to-market derivative accounting under the accounting guidance for derivatives.
BVES has entered into long-term fixed price contracts to purchase power over three and five-year terms. These long-term contracts will expire during the fourth quarter of 2024 and are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and RECs as a bundled product. BVES will begin taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2023, there was a $2.4 million derivative liability at fair value for the derivatives in the purchase power contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of changes in common shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matter
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the consolidated financial statements, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2023, there were $151 million of regulatory assets and $82 million of regulatory liabilities.
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
February 21, 2024
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the “Company”) as of December 31, 2023 and 2022, and the related statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 3 to the financial statements, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation. In determining the probability of costs being recognized in other periods, management considers regulatory rules and decisions, past practices and other facts or circumstances that would indicate if recovery is probable. As of December 31, 2023, there were $121 million of regulatory assets and $75 million of regulatory liabilities.
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
February 21, 2024

We have served as the Company’s auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$2,082,927	$2,006,468
Electric	156,471	133,815
Total	2,239,398	2,140,283
Non-regulated utility property, at cost	40,223	38,066
Total utility plant, at cost	2,279,621	2,178,349
Less — accumulated depreciation	(624,472)	(606,231)
	1,655,149	1,572,118
Construction work in progress	237,131	181,648
Net utility plant	1,892,280	1,753,766

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	42,932	36,907
Total other property and investments	44,048	38,023

Current Assets
Cash and cash equivalents	14,073	5,997
Accounts receivable — customers, less allowance for doubtful accounts	34,250	26,206
Unbilled receivable (Note 2)	23,516	20,663
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	49,306	34,974
Other accounts receivable, less allowance for doubtful accounts	6,340	4,215
Income taxes receivable	52	3,901
Materials and supplies	17,574	14,623
Regulatory assets — current	45,144	14,028
Prepayments and other current assets	5,767	5,450
Contract assets (Note 2)	9,956	9,390
Purchase power contract derivative at fair value (Note 5)	—	11,847
Total current assets	205,978	151,294

Other Assets
Unbilled revenue — receivable from U.S. government (Note 2)	4,886	6,456
Receivable from U.S. government (Note 2)	42,183	50,482
Contract assets (Note 2)	4,422	5,592
Operating lease right-of-use assets	7,982	9,535
Regulatory assets	25,585	5,694
Other	18,758	13,532
Total other assets	103,816	91,291
Total Assets	$2,246,122	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$776,109	$709,549
Long-term debt	575,555	446,547
Total capitalization	1,351,664	1,156,096

Current Liabilities
Notes payable to banks	42,000	255,500
Long-term debt — current	353	399
Accounts payable	68,705	84,849
Income taxes payable	492	1,848
Accrued other taxes	14,654	16,257
Accrued employee expenses	14,738	13,996
Accrued interest	8,607	5,308
Regulatory liabilities	—	4,574
Contract liabilities (Note 2)	1,352	903
Operating lease liabilities	1,856	1,892
Purchase power contract derivative at fair value (Note 5)	2,360	—
Other	11,506	10,996
Total current liabilities	166,623	396,522

Other Credits
Notes payable to banks	291,500	22,000
Advances for construction	67,431	64,351
Contributions in aid of construction — net	151,414	147,918
Deferred income taxes	161,577	149,677
Regulatory liabilities	1,222	40,602
Unamortized investment tax credits	1,011	1,082
Accrued pension and other post-retirement benefits	32,652	33,636
Operating lease liabilities	6,619	8,090
Other	14,409	14,400
Total other credits	727,835	481,756

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,246,122	$2,034,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2023	2022
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 36,980,612 shares in 2023 and 36,962,241 shares in 2022	$263,179	$260,158
Retained earnings	512,930	449,391
	776,109	709,549

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
4.548% notes due 2032	17,500	17,500
4.949% notes due 2037	17,500	17,500
5.12% notes due 2033	100,000	—
5.22% notes due 2038	30,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	1,729	2,834
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,588	2,809
	579,047	450,373
Less: Current maturities	(353)	(399)
Debt issuance costs	(3,139)	(3,427)
	575,555	446,547
Total Capitalization	$1,351,664	$1,156,096

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Operating Revenues
Water	$433,473	$340,602	$347,112
Electric	41,832	39,986	38,345
Contracted services	120,394	110,940	113,396
Total operating revenues	595,699	491,528	498,853

Operating Expenses
Water purchased	72,864	75,939	77,914
Power purchased for pumping	12,829	11,861	11,103
Groundwater production assessment	20,850	19,071	19,412
Power purchased for resale	13,275	15,039	11,240
Supply cost balancing accounts	12,118	(12,000)	(11,421)
Other operation	40,271	38,095	34,738
Administrative and general	88,273	86,190	83,547
Depreciation and amortization	42,403	41,315	39,596
Maintenance	14,218	13,392	12,781
Property and other taxes	24,046	22,894	22,522
ASUS construction	57,912	53,171	56,909
Gain on sale of assets	(100)	(75)	(465)
Total operating expenses	398,959	364,892	357,876

Operating Income	196,740	126,636	140,977

Other Income and Expenses
Interest expense	(42,762)	(27,027)	(22,834)
Interest income	7,416	2,326	1,493
Other, net	5,126	125	5,134
Total other income and expenses	(30,220)	(24,576)	(16,207)

Income before income tax expense	166,520	102,060	124,770

Income tax expense	41,599	23,664	30,423

Net Income	$124,921	$78,396	$94,347

Weighted Average Number of Shares Outstanding	36,976	36,955	36,921
Basic Earnings Per Common Share	$3.37	$2.12	$2.55

Weighted Average Number of Diluted Shares	37,077	37,039	37,010
Fully Diluted Earnings Per Share	$3.36	$2.11	$2.55

Dividends Paid Per Common Share	$1.655	$1.525	$1.400

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2020	36,889	$256,666	$385,007	$641,673
Add:
Net income			94,347	94,347
Issuances of Common Shares under stock-based compensation plans	47	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,616		1,616
Dividend equivalent rights on stock-based awards not paid in cash		160		160
Deduct:
Dividends on Common Shares			51,689	51,689
Dividend equivalent rights on stock-based awards not paid in cash			160	160
Balances at December 31, 2021	36,936	258,442	427,505	685,947
Add:
Net income			78,396	78,396
Issuances of Common Shares under stock-based compensation plans	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,562		1,562
Dividend equivalent rights on stock-based awards not paid in cash		154		154
Deduct:
Dividends on Common Shares			56,356	56,356
Dividend equivalent rights on stock-based awards not paid in cash			154	154
Balances at December 31, 2022	36,962	260,158	449,391	709,549
Add:
Net income			124,921	124,921
Issuances of Common Shares under stock-based compensation plans	19	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,834		2,834
Dividend equivalent rights on stock-based awards not paid in cash		187		187
Deduct:
Dividends on Common Shares			61,195	61,195
Dividend equivalent rights on stock-based awards not paid in cash			187	187
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$124,921	$78,396	$94,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,254	41,697	39,974
Provision for doubtful accounts	932	1,043	1,119
Deferred income taxes and investment tax credits	4,783	2,803	3,561
Stock-based compensation expense	3,298	2,571	2,566
(Gain) loss on investments held in a trust	(5,008)	5,177	(4,287)
Other — net	289	38	(381)
Changes in assets and liabilities:
Accounts receivable — customers	(6,632)	5,424	(4,688)
Unbilled receivable	(1,283)	9,699	(1,037)
Other accounts receivable	(2,241)	2,115	(1,422)
Receivables from the U.S. government	(6,033)	(5,638)	(4,713)
Materials and supplies	(2,951)	(2,460)	(3,544)
Prepayments and other assets	1,581	3,146	1,323
Contract assets	604	(5,395)	235
Regulatory assets/liabilities	(81,373)	(18,915)	(5,842)
Accounts payable	(10,862)	11,767	(2,881)
Income taxes receivable/payable	2,493	(6,479)	(2,254)
Contract liabilities	449	646	(1,543)
Accrued pension and other post-retirement benefits	1,046	(3,087)	3,051
Other liabilities	416	(4,749)	2,000
Net cash provided (used)	67,683	117,799	115,584
Cash Flows From Investing Activities:
Capital expenditures	(188,540)	(166,240)	(144,515)
Other investing activities	(224)	(862)	(577)
Net cash provided (used)	(188,764)	(167,102)	(145,092)
Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	11,889	6,901	12,432
Refunds on advances for construction	(4,540)	(5,321)	(4,666)
Repayments of long-term debt	(334)	(377)	(28,356)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	34,789	—
Net changes in notes payable to banks	54,590	72,000	71,300
Dividends paid	(61,195)	(56,356)	(51,689)
Other	(918)	(1,299)	(1,287)
Net cash provided (used)	129,157	50,337	(2,266)
Net change in cash and cash equivalents	8,076	1,034	(31,774)
Cash and cash equivalents, beginning of year	5,997	4,963	36,737
Cash and cash equivalents, end of year	$14,073	$5,997	$4,963

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Assets

Utility Plant, at cost	$2,082,927	$2,006,468
Less — accumulated depreciation	(543,135)	(530,925)
	1,539,792	1,475,543
Construction work in progress	195,742	141,175
Net utility plant	1,735,534	1,616,718

Other Property and Investments	40,480	34,655
	40,480	34,655
Current Assets
Cash and cash equivalents	3,195	370
Accounts receivable — customers, less allowance for doubtful accounts	31,018	23,107
Unbilled receivable	17,185	15,006
Other accounts receivable, less allowance for doubtful accounts	4,301	2,721
Intercompany receivable	380	621
Income taxes receivable from Parent	222	1,692
Materials and supplies	7,380	6,120
Regulatory assets — current	44,007	14,028
Prepayments and other current assets	4,544	4,464
Total current assets	112,232	68,129

Other Assets
Operating lease right-of-use assets	7,796	9,208
Regulatory assets	2,944	—
Other	17,169	12,598
Total other assets	27,909	21,806
Total Assets	$1,916,155	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$703,828	$643,906
Long-term debt	540,738	411,748
Total capitalization	1,244,566	1,055,654

Current Liabilities
Long-term debt — current	353	399
Accounts payable	55,488	65,944
Accrued other taxes	12,658	14,501
Accrued employee expenses	11,502	11,233
Accrued interest	7,508	4,364
Operating lease liabilities	1,725	1,788
Other	10,715	10,152
Total current liabilities	99,949	108,381

Other Credits
Intercompany note payable	—	129,000
Notes payable to banks	150,000	—
Advances for construction	67,411	64,331
Contributions in aid of construction — net	151,414	147,918
Deferred income taxes	147,458	138,788
Regulatory liabilities	1,222	40,602
Unamortized investment tax credits	1,011	1,082
Accrued pension and other post-retirement benefits	32,309	33,421
Operating lease liabilities	6,568	7,878
Other	14,247	14,253
Total other credits	571,640	577,273

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$1,916,155	$1,741,308

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2023	2022
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 171 shares in 2023 and 170 shares in 2022	$370,909	$358,123
Retained earnings	332,919	285,783
	703,828	643,906

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
5.12% notes due 2033	100,000	—
5.22% notes due 2038	30,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	1,729	2,834
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,588	2,809
	544,047	415,373
Less: Current maturities	(353)	(399)
Debt issuance costs	(2,956)	(3,226)
	540,738	411,748
Total Capitalization	$1,244,566	$1,055,654

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2023	2022	2021
Operating Revenues
Water	$433,473	$340,602	$347,112
Total operating revenues	433,473	340,602	347,112

Operating Expenses
Water purchased	72,864	75,939	77,914
Power purchased for pumping	12,829	11,861	11,103
Groundwater production assessment	20,850	19,071	19,412
Supply cost balancing accounts	13,839	(8,643)	(11,295)
Other operation	29,064	28,117	25,781
Administrative and general	59,313	58,358	55,552
Depreciation and amortization	35,886	34,805	33,384
Maintenance	9,906	9,559	9,056
Property and other taxes	19,845	19,080	19,041
Gain on sale of assets	(100)	—	(409)
Total operating expenses	274,296	248,147	239,539

Operating Income	159,177	92,455	107,573

Other Income and Expenses
Interest expense	(31,283)	(22,742)	(21,474)
Interest income	5,557	1,083	428
Other, net	4,946	(680)	4,783
Total other income and expenses	(20,780)	(22,339)	(16,263)

Income from operations before income tax expense	138,397	70,116	91,310

Income tax expense	35,689	16,346	22,095

Net Income	$102,708	$53,770	$69,215

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2020	170	$354,906	$228,392	$583,298
Add:
Net income			69,215	69,215
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,473		1,473
Dividend equivalent rights on stock-based awards not paid in cash		151		151
Deduct:
Dividends on Common Shares			38,300	38,300
Dividend equivalent rights on stock-based awards not paid in cash			151	151

Balances at December 31, 2021	170	356,530	259,156	615,686
Add:
Net income			53,770	53,770
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,450		1,450
Dividend equivalent rights on stock-based awards not paid in cash		143		143
Deduct:
Dividends on Common Shares			27,000	27,000
Dividend equivalent rights on stock-based awards not paid in cash			143	143

Balances at December 31, 2022	170	358,123	285,783	643,906
Add:
Net income			102,708	102,708
Issuance of Common Share to Parent	1	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,614		2,614
Dividend equivalent rights on stock-based awards not paid in cash		172		172
Deduct:
Dividends on Common Shares			55,400	55,400
Dividend equivalent rights on stock-based awards not paid in cash			172	172

Balances at December 31, 2023	171	$370,909	$332,919	$703,828

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$102,708	$53,770	$69,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,623	35,072	33,643
Provision for doubtful accounts	754	1,018	1,018
Deferred income taxes and investment tax credits	2,949	855	2,308
Stock-based compensation expense	2,994	2,269	2,313
(Gain) loss on investments held in a trust	(5,008)	5,177	(4,287)
Other — net	106	9	(209)
Changes in assets and liabilities:
Accounts receivable — customers	(6,321)	6,263	(4,287)
Unbilled receivable	(2,179)	5,519	(1,195)
Other accounts receivable	(1,484)	931	592
Materials and supplies	(1,260)	(736)	(1,725)
Prepayments and other assets	1,838	2,125	1,860
Regulatory assets/liabilities	(74,378)	(12,704)	(2,854)
Accounts payable	(5,420)	7,671	(10)
Intercompany receivable/payable	248	(805)	1,479
Income taxes receivable/payable from/to Parent	1,470	(4,664)	(1,640)
Accrued pension and other post-retirement benefits	979	(3,228)	2,908
Other liabilities	(278)	(4,034)	1,165
Net cash provided (used)	54,341	94,508	100,294

Cash Flows From Investing Activities:
Capital expenditures	(160,939)	(146,730)	(123,526)
Note receivable from AWR (parent)	—	—	(26,000)
Receipt of payment of note receivable from AWR (parent)	—	—	26,000
Other investing activities	(1,215)	(1,001)	(733)
Net cash provided (used)	(162,154)	(147,731)	(124,259)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	10,000	—	—
Receipt of advances for and contributions in aid of construction	11,889	6,901	12,397
Refunds on advances for construction	(4,540)	(5,321)	(4,666)
Repayments of long-term debt	(334)	(377)	(28,356)
Proceeds from the issuance of long-term debt, net of issuance costs	129,665	—	—
Net change in intercompany borrowings	(129,000)	80,000	49,000
Net borrowings on notes payable to banks	149,198	—	—
Dividends paid	(55,400)	(27,000)	(38,300)
Other	(840)	(1,135)	(1,163)
Net cash provided (used)	110,638	53,068	(11,088)
Net change in cash and cash equivalents	2,825	(155)	(35,053)
Cash and cash equivalents, beginning of year	370	525	35,578
Cash and cash equivalents, end of year	$3,195	$370	$525

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies
Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service Inc. (“BVES”), and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Old Dominion Utility Services, Inc. (“ODUS”), Terrapin Utility Services, Inc. (“TUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), Fort Riley Utility Services, Inc. (“FRUS”), Bay State Utility Services LLC (“BSUS”), and Patuxent River Utility Services LLC (“PRUS”)).  AWR and its subsidiaries may be collectively referred to as “Registrant” or “the Company.”  AWR, through its wholly owned subsidiaries, serves over one million people in ten states.
GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 264,100 customers connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,800 customers connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
ASUS, through its subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases primarily pursuant to initial 50-year, firm-fixed-price contracts with the U.S. government. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations and additions to the contract value for new construction of facilities at the military bases. ASUS also from time to time performs construction services on military bases as a subcontractor or pursuant to a task order agreement.
On August 15, 2023, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Naval Air Station Patuxent River, a United States Navy air station located in Maryland. The initial firm-fixed-price value of the contract is estimated at $349 million over a 50-year period and is subject to annual economic price adjustments. This initial value is also subject to adjustment based on the results of a joint inventory of assets to be performed during the transition period and will be finalized during the first year of operations.
On September 29, 2023, ASUS was awarded a new 15-year contract by the U.S. government, that is different than ASUS's other existing 50-year contracts, to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Joint Base Cape Cod (“JBCC”) located in Massachusetts. Under this contract, ASUS will have the opportunity to perform work at JBCC through the periodic issuance of task orders by the U.S. government for up to a maximum initial firm-fixed-price value of $45.0 million over a 15-year period, subject to adjustments as task orders are issued. In September 2023, the first task order was issued with a value of $2.3 million to perform an evaluation, construction and transition services that are scheduled for completion in 2024.
There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or its subsidiaries.
Basis of Presentation:  The consolidated financial statements and notes thereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding common shares of its subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
Related-Party and Intercompany Transactions: As discussed in Note 9, prior to AWR and GSWC entering into new separate credit agreements on June 28, 2023 that replaced AWR’s previous credit agreement, AWR borrowed under its credit facility and provided funds to both GSWC and ASUS in support of their operations. Under AWR’s new credit facility, AWR borrows and continues to provide funds to ASUS in support of its operations, through an intercompany borrowing agreement, and AWR (parent). The interest rate charged to ASUS is sufficient to cover AWR’s interest expense under the credit facility. GSWC’s new credit facility provides support for its water operations. BVES has a separate credit facility and has also issued long-term debt to support its operations.
Furthermore, GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2023, 2022 and 2021, GSWC allocated to ASUS approximately $5.0 million, $5.2 million and $5.3 million, respectively, of corporate office administrative and general costs.  During the years ended December 31, 2023, 2022 and 2021, GSWC allocated corporate office administrative and general costs to BVES of approximately $3.5 million, $2.7 million and $2.8 million, respectively.
In January 2023, the Board of Directors approved the issuance of one GSWC common share to AWR for $10.0 million. Also in January 2023, GSWC issued $130.0 million in unsecured private placement long-term notes. GSWC used the proceeds from both the issuance of equity and long-term debt issued to pay-off all intercompany borrowings due to AWR at that time. On June 28, 2023, GSWC borrowed for the first time under its new syndicated credit facility and used the proceeds to again pay-off its short-term intercompany borrowings due to AWR. The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its new credit facility will also be required to be paid-off in full within a 24-month period.
COVID-19: During 2021, as a response to orders issued by the CPUC and the governor of California related to the COVID-19 pandemic, GSWC and BVES suspended customer service disconnections for nonpayment at the time. However, pursuant to the CPUC’s decision in the Second Phase of the Low-Income Affordability Rulemaking, the moratorium on water-service disconnections due to non-payment of past-due amounts billed to residential customers expired on February 1, 2022, with service disconnections due to nonpayment for delinquent residential customers resuming in June 2022. Payment plan options have been offered to customers; however, GSWC has continued to experience non-payments of past-due bills from customers as a result of the lingering effects of the pandemic during 2023. The CPUC authorized GSWC and BVES to track incremental costs, including bad debt expense, in excess of what is included in their respective revenue requirements incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts.
In July 2021, the governor of California approved SB-129 Budget Act of 2021, in which nearly $1 billion in relief funding for overdue water customer bills, and nearly $1 billion in relief funding for overdue electric customer bills were included. The water customer relief funding was managed by the State Water Resources Control Board (“SWRCB”) through the California Water and Wastewater Arrearage Payment Program (“Arrearage Program”) to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. In addition, on July 10, 2023, the governor of California signed a budget trailer bill expanding the Arrearage Program. This new Extended Water and Wastewater Arrearage Program (“Extended Arrearage Program”) extended the COVID relief period to December 31, 2022, with the state legislature allocating an additional $600 million in federal funding.
In January 2022, GSWC received $9.5 million in COVID relief funds through the Arrearage Program to provide assistance to customers for their water debt accrued during the COVID-19 pandemic by remitting federal funds that the state received from the American Rescue Plan Act of 2021 to the utility on behalf of eligible customers. In December 2023, GSWC filed an application with the SWRCB through the Extended Arrearage Program to obtain additional COVID relief funds to provide further assistance to its customers for their water debt accrued during the COVID-19 pandemic. GSWC has received confirmation from SWRCB that it is currently processing GSWC's application and expects to disburse approximately $3.5 million in additional COVID relief funds through this Program. All funds to be received will be applied to customer eligible delinquent balances. In February and December 2022, BVES received $321,000 and $152,000, respectively, from the state of California for similar customer relief funding for unpaid electric customer bills incurred during the pandemic. The CPUC requires that amounts tracked in GSWC’s and BVES’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. As of December 31, 2023, GSWC fully offset its bad debt-related CEMA balance as a result of additional COVID relief funds approved. In addition, BVES has filed to recover the remaining balance in its COVID-19 memorandum account through its general rate case application filed in August 2022.
On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended.
Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and, to the extent applicable, the Federal Energy Regulatory Commission. GSWC and BVES have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator.
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2023 and 2022.

Regulatory assets are reviewed for recoverability each reporting period. If a regulatory asset is no longer deemed probable of recovery, the deferred cost is charged to earnings.
Property and Depreciation: Registrant’s property consists primarily of regulated utility plant at GSWC and BVES. GSWC and BVES capitalize, as utility plant, the cost of construction and the cost of additions, betterments and replacements of retired units of property. Such costs include labor, material and certain indirect costs. Indirect costs are allocated to each project based on total costs.
Water systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Any difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the CPUC, is recorded as an acquisition adjustment within utility plant.
Depreciation for the regulated utilities is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was 2.2% for each of the years 2023, 2022 and 2021.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $38.3 million, $37.3 million and $35.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $851,000, $382,000 and $379,000 for the years 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, approximately $212,000 of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC final decision in GSWC's general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022. Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.
Estimated useful lives of regulated utilities’ utility plant, as authorized by the CPUC, are as follows:

Source of water supply	20 years to 60 years
Pumping	26 years to 41 years
Water treatment	26 years to 32 years
Transmission and distribution	15 years to 80 years
Generation	40 years
Other plant	5 years to 62 years
Non-regulated property consists primarily of equipment utilized by ASUS and its subsidiaries for its operations. This property is stated at cost, net of accumulated depreciation, which is calculated using the straight-line method over the useful lives of the assets.
Asset Retirement Obligations:  GSWC has a legal obligation for the retirement of its wells, which by law need to be properly capped at the time of removal.  As such, GSWC incurs asset retirement obligations.  GSWC records the fair value of a liability for these asset retirement obligations in the period in which they are incurred. When the liability is initially recorded, GSWC capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, GSWC either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Retirement costs have historically been recovered through rates subsequent to the retirement costs being incurred. Accordingly, recoverability of GSWC’s asset retirement obligations are reflected as a regulatory asset (Note 3). GSWC also reflects the loss or gain at settlement as a regulatory asset or liability on the balance sheet.
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
Amounts recorded for asset retirement obligations are subject to various assumptions and determinations, such as determining whether a legal obligation exists to remove assets, estimating the fair value of the costs of removal, when final removal will occur and the credit-adjusted risk-free interest rates to be utilized on discounting future liabilities. Changes that may arise over time with regard to these assumptions will change amounts recorded in the future. Revisions in estimates for timing or estimated cash flows are recognized as changes in the carrying amount of the liability and the related capitalized asset. The estimated fair value of the costs of removal is based on third-party costs.
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2023, 2022 and 2021, no impairment loss was incurred.
Goodwill:  At December 31, 2023 and 2022, AWR had approximately $1.1 million of goodwill.  The $1.1 million goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of its subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2023 and 2022, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
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
Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  At times, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC or BVES may record an allowance for funds used during construction (“AFUDC”) as a component of construction work in progress to offset the cost of financing project construction. After construction is completed, GSWC and BVES is permitted to recover these costs through the inclusion in rate base. For the year ended December 31, 2023, 2022 and 2021, BVES recorded $14,000, $106,000 and $216,000, respectively in AFUDC.
Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issuances of long-term debt. Premiums paid on the early redemption of debt are deferred as regulatory assets and amortized over the period that GSWC and BVES recovers such costs in rates, which is generally over the term of the new debt issued to finance early debt redemption. At December 31, 2023 and 2022, Registrant’s long-term debt have been issued by GSWC and BVES.
Advances for Construction and Contributions in Aid of Construction: Advances for construction represent amounts advanced by developers for the cost to construct water system facilities in order to extend water service to their properties. Advances are refundable in equal annual installments, generally over 40 years. In certain instances, GSWC makes refunds on these advances over a specific period of time based on operating revenues related to the main or as new customers are connected to receive service from the main.  Contributions in aid of construction are similar to advances but require no refunding. Generally, GSWC and BVES depreciate contributed property and amortize contributions in aid of construction at the composite rate of the related property. Utility plant funded by advances and contributions are excluded from rate base.

Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. Rates available to AWR and GSWC at December 31, 2023 and 2022 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2023		2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—AWR (1)(2)	$579,047	$556,214	$450,373	$424,151

	2023		2022
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$544,047	$522,883	$415,373	$391,198
(1)  Excludes debt issuance costs and redemption premiums.
(2)  Includes debt held by BVES of $35.0 million as of December 31, 2023 and 2022, respectively.
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
Registrant makes fair value measurements on its publicly issued notes, private placement notes and other long-term debt using current U.S. corporate debt yields for similar debt instruments. Under the fair value guidance, these are classified as Level 2, which consists of quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
The following table sets forth by level, within the fair value hierarchy, Registrant’s long-term debt measured at fair value as of December 31, 2023:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—AWR	—	$556,214	—	$556,214
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$522,883	—	$522,883
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
GSWC and BVES provide utility services to customers as specified by the CPUC. The transaction prices for water and electric revenues are based on tariff rates authorized by the CPUC, which include both quantity-based and flat-rate charges. Tariff revenues represent the adopted revenue requirement authorized by the CPUC intended to provide GSWC and BVES with an opportunity to recover its costs and earn a reasonable return on its net capital investment. The annual revenue requirements are comprised of supply costs, operation and maintenance costs, administrative and general costs, depreciation and taxes in amounts authorized by the CPUC, and a return on rate base consistent with the capital structure authorized by the CPUC.
Water and electric revenues are recognized over time as customers simultaneously receive and use the utility services provided. Water and electric revenues include amounts billed to customers on a cyclical basis, nearly all of which are based on meter readings for services provided. Customer bills also include surcharges for cost-recovery activities, which represent CPUC-authorized balancing and memorandum accounts that allow for the recovery of previously incurred operating costs. Revenues from these surcharges have no impact to earnings as they are offset by corresponding increases in operating expenses to reflect the recovery of the associated costs. Customer payment terms are approximately 20 business days from the billing date. Unbilled revenues are amounts estimated to be billed for usage since the last meter-reading date to the end of the accounting period. The most recent customer billed usage forms the basis for estimating unbilled revenue.
GSWC and BVES bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVES bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVES’s ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $4.9 million, $4.0 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. When GSWC or BVES acts as an agent, where the tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
As currently authorized by the CPUC, GSWC and BVES record in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates.  For GSWC, the difference is tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts, and for BVES the difference is tracked in the Base Revenue Requirement Adjustment Mechanism (“BRRAM”) regulatory account. If this difference results in an under-collection of revenues, additional revenue is recorded only to the extent that the difference is expected to be collected within 24 months following the end of the year in which they are recorded in accordance with Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations.
ASUS’s initial 50-year, firm-fixed-price contract and additional firm-fixed-price contracts, together referred to as (“50-year contract”) with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. ASUS's military base contracts consist primarily of 50-year contracts and one 15-year contract with the U.S. government. The services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheet. For ASUS, performance obligations consist of (i) performing ongoing operation and maintenance of the water and/or wastewater systems and treatment plants for each military base served, and (ii) performing construction activities (including renewal and replacement capital work) on each military base served. The transaction price for each performance obligation is either delineated in, or initially derived from, the applicable 50-year contract and/or any subsequent contract modifications. Depending on the state in which operations are conducted, ASUS’s subsidiaries are also subject to certain state non-income tax assessments, which are accounted for on a gross basis and have been immaterial to date.
The ongoing performance of operation and maintenance of the water and/or wastewater systems and treatment plants is viewed as a single performance obligation for each of the contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the “right to invoice” practical expedient under ASC Topic 606. ASUS has a right to the consideration from the U.S. government in an amount that corresponds directly to the value for services provided to the U.S. government based on its subsidiaries' performance completed to-date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the contract term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S.

government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
ASUS’s construction activities consist of various projects to be performed. Each of these capital upgrade projects’ transaction prices are delineated either in the 50-year contract or through a specific contract modification for each construction project, which includes the transaction price for that project, or through a task order under a task order agreement. For renewal and replacement projects, the initial transaction price is based on the individual scope of work in accordance with contractual unit prices within the 50-year contract. Each construction project is viewed as a separate, single performance obligation. Therefore, it is generally unnecessary to allocate a construction transaction price to more than one construction performance obligation. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, Registrant has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job site conditions, change orders and/or estimated profitability may result in revisions to costs and income for ASUS, and are recognized in the period in which any such revisions are determined. Pre-contract costs for ASUS, which consist of design and engineering labor costs, are deferred if recovery is probable, and are expensed as incurred if recovery is not probable.  Deferred pre-contract costs have been immaterial to date.
Contracted services revenues recognized during the years ended December 31, 2023, 2022 and 2021 from performance obligations satisfied in previous periods were not material.
Although GSWC and BVES have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS’s revenues are from the U.S. government. For the years ended December 31, 2023, 2022, and 2021, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021
Water:
Tariff-based revenues	$394,623	$324,838	$345,562
CPUC-approved surcharges (cost-recovery activities)	2,955	2,461	3,280
Other	2,753	2,351	2,227
Water revenues from contracts with customers	400,331	329,650	351,069
WRAM under/(over)-collection (alternative revenue program)	33,142	10,952	(3,957)
Total water revenues (1)	433,473	340,602	347,112

Electric:
Tariff-based revenues	40,130	39,750	37,124
CPUC-approved surcharges (cost-recovery activities)	567	144	310
Electric revenues from contracts with customers	40,697	39,894	37,434
BRRAM under/(over)-collection (alternative revenue program)	1,135	92	911
Total electric revenues	41,832	39,986	38,345

Contracted services:
Water	75,785	68,626	71,210
Wastewater	44,609	42,314	42,186
Contracted services revenues from contracts with customers	120,394	110,940	113,396

Total AWR revenues	$595,699	$491,528	$498,853
(1) Water revenues for the year ended December 31, 2023 includes approximately $30 million from the impact of retroactive new rates for the full year of 2022 as a result of the CPUC's approval of GSWC's general rate case (Note 3). Furthermore, the CPUC also issued a final decision in June 2023 on GSWC's cost of capital proceeding. As a result of the final cost of capital decision (Note 3), for the year ended December 31, 2023, water revenues include an increase of $6.4 million from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022.

The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2023	December 31, 2022

Unbilled receivables	$9,693	$10,125
Receivable from the U.S. government	$91,489	$85,456
Contract assets	$14,378	$14,982
Contract liabilities	$1,352	$903
    Unbilled receivables and receivable from the U.S. government represent receivables where the right to payment is conditional only by the passage of time.
Contract Assets - Contract assets are assets of ASUS and its subsidiaries and consist of unbilled revenues recognized from work-in-progress construction projects, where the right to payment is conditional on something other than the passage of time. The classification of this asset as current or noncurrent is based on the timing of when ASUS expects to bill these amounts.
Contract Liabilities - Contract liabilities are liabilities of ASUS and its subsidiaries and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the year ended December 31, 2023 included in contract liabilities at the beginning of the period were not material.
As of December 31, 2023, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.0 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, with original contract terms that range from 15 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for the convenience of the U.S. government.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2023, GSWC and BVES had approximately $68.4 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $74.0 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers (Note 11), (ii) $4.3 million of net regulatory assets relates to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability (Note 11), (iii) $3.8 million of regulatory liabilities relates to the underfunded position in Registrant’s pension and other post-retirement obligations (excluding the two-way pension balancing accounts), and (iv) $2.4 million of net regulatory asset relates to a memorandum account authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the terms of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

	December 31,
(dollars in thousands)	2023	2022
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$52,795	$—
Water revenue adjustment mechanism, net of the modified cost balancing account	41,545	31,803
Asset retirement obligations (Note 1)	7,099	6,411
COVID-19 memorandum accounts	1,199	3,478
Flowed-through deferred income taxes, net (Note 11)	3,190	(1,134)
Low income rate assistance balancing accounts	5,763	2,526
Pensions and other post-retirement obligations (Note 12)	(4,867)	738
Other regulatory assets	9,462	10,289
Excess deferred income taxes (Note 11)	(70,189)	(71,870)
Other regulatory liabilities	(268)	(8,815)
Total GSWC	$45,729	$(26,574)
BVES
Derivative instrument memorandum account (Note 5)	2,360	(11,847)
Wildfire mitigation and other fire prevention related costs memorandum accounts	17,716	13,007
Electric supply cost adjustment mechanism	2,583	3,627
Other regulatory assets	7,697	4,338
Other regulatory liabilities	(6,578)	(8,005)
Total AWR	$69,507	$(25,454)
Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
On June 29, 2023, the CPUC adopted a final decision in GSWC's general rate case application for all its water regions and its general office that determines new water rates for the years 2022–2024. Among other things, the final decision (i) adopted the full settlement agreement between GSWC and the Public Advocates Office at the CPUC (“Public Advocates”) that resolved all issues related to the 2022 annual revenue requirement in the general rate case application and made the 2022 rates retroactive to January 1, 2022, and (ii) allowed for additional increases in adopted revenues for 2023 and 2024 subject to an earnings test and inflationary index values at the time of filing for implementation of the new rates. As a result, the impact of retroactive rates for the full year of 2022 have been reflected in the results of operations for the year ended December 31, 2023. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. The new rates for 2023 were retroactive to January 1, 2023.

Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the new 2022 and 2023 rates authorized by the CPUC. As of December 31, 2023, there is a net aggregate $52.8 million under-collection in the general rate case memorandum accounts that GSWC has recorded as regulatory assets for retroactive water revenues related to difference between the 2021 adopted rates billed to customers and the rates authorized in the final decision for the full year of 2022 and the 2023 second-year rate increases recorded from January 1 to July 30, 2023. In October 2023, surcharges were implemented by GSWC to recover the cumulative retroactive rate differences over 36 months.
Cost of Capital Proceeding:
On June 29, 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the Company’s assessment of the final decision issued in June, all adjustments to rates are to be prospective. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
Following the receipt of the final decision adopted on June 29, 2023 in the cost of capital proceeding, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, GSWC recorded a change in its estimate that resulted in an increase to water revenues for the year ended December 31, 2023 in the amount of $6.4 million as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.
The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points based on the average of Moody’s Aa utility bond rate as measured over the period from October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2021 through September 30, 2022, Moody’s Aa utility bond rate increased by 102.80 basis points from the benchmark, which triggered the WCCM adjustment. GSWC recognized revenues for the period from January 1 through July 30, 2023 and all of 2022 based on the previously authorized return of equity of 8.9% that had also been billed to water customers through the same period. On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which increased GSWC’s 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, for the period from October 1, 2022 through September 30, 2023, the Moody's Aa utility bond rate increased by 139.70 basis points from the benchmark, which triggered another WCCM adjustment. On October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC. As a result of this approval, GSWC’s 9.36% adopted return on equity increased to 10.06% effective January 1, 2024.
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
As of December 31, 2023, GSWC had an aggregated regulatory asset of $41.5 million, which is comprised of a $43.9 million under-collection in the WRAM accounts and a $2.4 million over-collection in the MCBA accounts. During 2023, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $30.1 million related to the 2023 year that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. GSWC recorded a net reduction of $9.8 million of under-collections during the first quarter of 2023 to reflect the cumulative full-year impact of 2022 based on authorized 2022 amounts approved in the general rate case decision for both the WRAM and MCBA accounts. On July 27, 2023, the CPUC approved the recovery of all pre-2023 WRAM/MCBA balances. Accordingly, GSWC has implemented surcharges and surcredits to recover/refund all of its WRAM/MCBA balances accumulated as of December 31, 2022.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the end of the year in which an under-collection is recorded.  As of December 31, 2023, there were no material WRAM under-collections that were estimated to be collected over more than 24 months.

Pensions and Other Post-retirement Obligations:
A net regulatory liability and asset have been recorded at December 31, 2023 and 2022, respectively, for costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the funded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans has historically been recovered through rates.  As discussed in Note 12, as of December 31, 2023, Registrant’s overfunded position for these plans that have been recorded as regulatory liabilities totaled $3.8 million.
In addition, the CPUC has authorized GSWC and BVES to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2023, GSWC has a $1.1 million over-collection related to the general office and water regions, and BVES has a $277,000 over-collection in its two-way balancing account.
COVID-19 Emergency Memorandum Accounts:
The CPUC has authorized GSWC and BVES to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, the purchase of personal protective equipment, and other incremental COVID-19 related costs incurred as a result of the pandemic in COVID-19 emergency-related memorandum accounts, which GSWC and BVES both intend to file with the CPUC for future recovery of these costs.
In December 2023, GSWC filed an application with the SWRCB through the Extended Arrearage Program to obtain additional COVID relief funds to provide further assistance to its customers for their water debt accrued during the COVID-19 pandemic. GSWC has received confirmation from SWRCB that it is currently processing GSWC's application and expects to disburse approximately $3.5 million in additional COVID relief funds through this program. All funds to be received will be applied to customer eligible delinquent balances. As of December 31, 2023, GSWC has recorded a reduction to its bad debt-related amounts included in its COVID-19 memorandum account, with a corresponding reduction to its estimated customer bad debt reserves. As of December 31, 2023, GSWC and BVES had approximately $1.2 million and $500,000, respectively, in regulatory asset accounts related to the purchase of personal protective equipment, bad debt expense in excess of their revenue requirements, additional incurred printing costs, and other incremental COVID-19-related costs. Emergency-related memorandum accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are recognized as regulatory assets for future recovery. As a result, the amounts recorded in the COVID-19 emergency-related memorandum accounts have not impacted GSWC’s or BVES’s earnings.
The CPUC requires that amounts tracked in GSWC’s and BVES’s COVID-19 memorandum accounts for unpaid customer bills be first offset by any (i) federal and state relief for water or electric utility bill debt, and (ii) customer payments through payment plan arrangements, prior to receiving recovery from customers at large. As of December 31, 2023, GSWC fully offset its bad debt-related CEMA balance as a result of additional COVID relief funds approved. In addition, BVES has filed to recover the remaining balance in its COVID-19 memorandum account through its general rate case application filed in August 2022.
Low Income Balancing Accounts:
This regulatory asset reflects the net balance of the incremental administration costs, not already reflected in authorized rates, the customers’ discounts issued and the revenues generated by the low-income surcharges for the Customer Assistance Program in GSWC’s water regions and the California Alternate Rates for Energy program for BVES. These low-income programs, which are mandated by the CPUC, currently provide a flat discount based on 20% of a typical customer bill for qualified low-income water customers and a 20% discount for qualified low-income electric customers. The low-income balancing accounts accrue interest at the prevailing 90-day commercial paper rate. As of December 31, 2023, there is an aggregate $5.7 million under-collection in the low-income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.
Other BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for potential future recovery. As of December 31, 2023, BVES has approximately $11.8 million in incremental vegetation management costs recorded as a regulatory asset. BVES has requested recovery of these costs in its general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In May 2023, BVES submitted its WMP covering the period from 2023 to 2025 to OEIS for approval prior to going to the CPUC for ratification. In the fourth quarter of 2023, OEIS issued a final decision of approval and the CPUC ratified BVES’s 2023-2025 WMP. As of December 31, 2023, BVES has approximately $5.9 million related to expenses accumulated in its WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other costs incurred through December 31, 2023 as a result of BVES’s WMPs are not currently in rates and have been filed for future recovery in BVES’s general rate case application. These costs will be subject to review during the general rate case proceeding.
2023 Winter Storm Other Regulatory Asset
BVES activated a CEMA to track the incremental costs incurred in response to a severe winter storm that occurred during certain weeks of the first and second quarters of 2023. The governor of California declared a state of emergency for the storm. Incremental costs of approximately $1.3 million were incurred and included in the CEMA account, which has been recorded as a regulatory asset as of December 31, 2023 for future recovery. The incremental costs included in the CEMA account will be subject to review and approval by the CPUC. CEMA accounts are well-established cost recovery mechanisms authorized as a result of a state/federal declared emergency, and are therefore recognized as regulatory assets for future recovery. As a result, the amounts recorded in this CEMA account has not impacted BVES’s earnings.
Electric Supply Cost Adjustment Mechanism
Under the current electric supply cost adjustment mechanism approved by the CPUC, BVES tracks the difference between its adopted supply costs included in rates and actual supply costs, which consist largely of purchased power for resale under the existing long-term fixed price purchase power agreements. The under‑collections included in the electric supply cost balancing account are being recovered through surcharges. Annually, BVES files an advice letter with the CPUC to revise the surcharge that incorporates the under-collected balances through the previous calendar year's end if the balance meets the minimum balance filing threshold. During 2023, BVES recorded an additional under-collection of $1.9 million in the electric supply cost balancing account. In January 2024, BVES filed an advice letter to implement a revised surcharge to recover the cumulative balances as of December 31, 2023. The new surcharge was effective February 1, 2024.
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

Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2023	2022	2023	2022
Water
Land	$18,290	$18,427	$18,290	$18,427
Intangible assets	30,917	30,511	30,917	30,511
Source of water supply	111,112	109,918	111,112	109,918
Pumping	234,264	227,668	234,264	227,668
Water treatment	98,533	90,411	98,533	90,411
Transmission and distribution	1,489,974	1,431,437	1,489,974	1,431,437
Other	140,060	136,162	99,837	98,096
	2,123,150	2,044,534	2,082,927	2,006,468
Electric
Transmission and distribution	126,143	105,499	—	—
Generation	12,583	12,583	—	—
Other (1)	17,745	15,733	—	—
	156,471	133,815	—	—

Less — accumulated depreciation	(624,472)	(606,231)	(543,135)	(530,925)
Construction work in progress	237,131	181,648	195,742	141,175
Net utility plant	$1,892,280	$1,753,766	$1,735,534	$1,616,718

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2023 and 2022 for studies performed.
As of December 31, 2023 and 2022, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2023	2022	2023	2022
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	14,164	13,757	12,926	12,519
Total intangible assets		32,345	31,938	30,536	30,129
Less — accumulated amortization		(27,275)	(26,811)	(26,294)	(25,374)
Intangible assets, net of amortization		$5,070	$5,127	$4,242	$4,755

Intangible assets not subject to amortization (3)		$383	$383	$382	$382

(2)    Includes intangible assets of $571,000 for contracted services included in “Other Property and Investments” on the consolidated balance sheets as of December 31, 2023 and 2022.
(3)      The intangible assets not subject to amortization primarily consist of organization and consent fees.
For the years ended December 31, 2023, 2022 and 2021, amortization of intangible assets was $1.1 million, $641,000 and $700,000, respectively, for both AWR and GSWC.

Estimated future consolidated amortization expense related to intangible assets are as follows (in thousands):

Amortization Expense
2024	$911
2025	911
2026	911
2027	911
2028	911
Total	$4,555
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2023 and 2022:

(dollars in thousands)	GSWC
Obligation at December 31, 2021	$9,717
Accretion	386
Obligation at December 31, 2022	$10,103
Accretion	406
Obligation at December 31, 2023	$10,509
Note 5 — Derivative Instruments
BVES has entered into long-term fixed price contracts to purchase power over three- and five-year terms. These long-term contracts will expire during the fourth quarter of 2024 and are subject to the accounting guidance for derivatives and require mark-to-market derivative accounting. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES will begin taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2023, there was a $2.4 million derivative liability at fair value for the derivatives in the purchase power contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of December 31, 2023 was approximately 685,256 megawatt hours.
Registrant’s valuation model utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for these derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3 as described in Note 1. Accordingly, the valuation of the derivatives on Registrant’s purchase power contracts have been classified as Level 3 for all periods presented.
The change in fair value was due to the change in market energy prices for the years 2023 and 2022. The following table presents changes in the fair value of the Level 3 derivatives for the years 2023 and 2022:

(dollars in thousands)	2023	2022
Fair value at beginning of the period	$11,847	$4,441
Unrealized (losses) gains on purchase power contracts	(14,207)	7,406
Fair value at end of the period	$(2,360)	$11,847

Note 6 — Military Base Operations
ASUS’s subsidiaries have entered into service contracts with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are primarily based upon the terms of the initial 50-year contract between ASUS’s subsidiaries and the U.S. government. Under the terms of each of these agreements, ASUS’s subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewal and replacement capital work. In addition, these contracts may also include firm-fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government. ASUS through its subsidiaries may also from time to time perform construction services on military bases as a subcontractor or pursuant to task orders or fixed-price task order agreements. The contract serving Joint Base Cape Cod is currently the only task order agreement with the U.S. government. This task order agreement has a term of 15 years.
Under the terms of each of these contracts, prices are subject to an economic price adjustment (“EPA”) provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS's subsidiaries are permitted to file, and has filed, requests for equitable adjustment. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or nonperformance by an ASUS subsidiary.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2023, with the exception of the newly awarded contracts, the U.S. government approved EPAs at all of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2023, 2022 and 2021, retroactive operation and maintenance management fees related to prior periods were immaterial.
Note 7 — Earnings Per Share and Capital Stock
In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares that have been issued under AWR’s stock incentive plans for employees and the non-employee directors stock plans. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net income	$124,921	$78,396	$94,347
Less: impact from participating securities	372	197	244
Total income available to common shareholders	$124,549	$78,199	$94,103

Weighted average Common Shares outstanding, basic	36,976	36,955	36,921

Basic earnings per Common Share	$3.37	$2.12	$2.55
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Common shareholders earnings, basic	$124,549	$78,199	$94,103
Undistributed earnings for dilutive stock options and restricted stock units	189	55	110
Total common shareholders earnings, diluted	$124,738	$78,254	$94,213

Weighted average Common Shares outstanding, basic	36,976	36,955	36,921
Stock-based compensation (1)	101	84	89
Weighted average Common Shares outstanding, diluted	37,077	37,039	37,010

Diluted earnings per Common Share	$3.36	$2.11	$2.55

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 115,684, 96,988 and 100,020 restricted stock units, including performance awards to officers of AWR, at December 31, 2023, 2022 and 2021, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.
During the years ended December 31, 2023, 2022 and 2021, AWR issued Common Shares totaling 18,371, 25,956 and 47,182, respectively, under AWR’s employee stock incentive plans and the non-employee directors’ plans. During 2023, 2022 and 2021, there were no cash proceeds received by AWR as a result of the exercise of stock options. AWR has not issued any Common Shares during 2023, 2022 and 2021 under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2023, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
During 2023, GSWC issued one common shares to AWR for $10.0 million. Proceeds from the stock issuances were used to pay down a portion of intercompany borrowings owed to AWR as described in Note 1. No shares were issued by GSWC during 2022 and 2021.
During the years ended December 31, 2023, 2022 and 2021, AWR and GSWC made payments to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.
Note 8 — Dividend Limitations
GSWC is prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amount of $55.4 million, $27.0 million and $38.3 million were paid to AWR by GSWC during the years 2023, 2022 and 2021, respectively.
The ability of AWR, GSWC, BVES and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVES and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $776.1 million was available to pay dividends to AWR’s shareholders at December 31, 2023. Approximately $703.8 million was available for GSWC to pay dividends to AWR at December 31, 2023.

Note 9 — Bank Debts
Registrant’s bank debts consist of outstanding borrowings made under three separate credit facilities at AWR (parent), GSWC and BVES.
AWR (parent) and GSWC Credit Facilities:
On June 28, 2023, AWR and GSWC, each entered into new credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature on June 28, 2028. In connection with the new credit agreements, AWR and GSWC incurred, legal and other fees totaling $632,000 and $802,000, respectively. The syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank where AWR had a borrowing capacity of $280.0 million that supported GSWC and ASUS operations. Funds from the new facilities were used to pay-off in full all outstanding borrowings under AWR’s prior credit facility and GSWC’s outstanding intercompany borrowings from AWR.
AWR’s credit agreement provided for a $150.0 million unsecured revolving credit facility to support AWR (parent) and ASUS. Under AWR’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75 million, subject to the lenders’ approval. On November 6, 2023, AWR’s credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million to provide additional support to ASUS and AWR (parent). In connection with the increase in borrowing capacity, the amendment also provides for the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. Furthermore, the aggregate amount that may be outstanding under letters of credit for AWR is $10.0 million. Loans may be obtained under the credit facilities at the option of AWR and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term secured overnight financing rate (“SOFR”) determined by the SOFR administrator, currently the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit ratings. As of December 31, 2023, AWR’s outstanding borrowings under its credit facility of $141.5 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet.
AWR’s credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR and its subsidiaries, other than BVES. AWR is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR, other than BVES, will result in a default under AWR’s credit agreement. As of December 31, 2023, AWR was in compliance with these requirements. As of December 31, 2023, AWR had a capitalization ratio of 0.54 to 1.00.
GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its operations and capital expenditures. Under GSWC’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75.0 million, also as subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $20.0 million. Loans may be obtained under this credit facility at the option of GSWC and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator plus an applicable margin. The applicable margin depends upon GSWC’s credit rating.
GSWC’s credit facility is considered a short-term debt arrangement by the CPUC. GSWC has been authorized by the CPUC to borrow under the credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. GSWC’s next pay-off period ends in June 2025. Accordingly, as of December 31, 2023, GSWC’s outstanding borrowings under its credit facility of $150.0 million has been classified as non-current liabilities on GSWC’s Balance Sheet. Similar to AWR’s credit agreement, GSWC’s credit agreement also contains affirmative and negative covenants and events of default customary for credit facilities of its type. GSWC is also not permitted to have a total capitalization ratio greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR will not result in a default under GSWC’s credit agreement. As of December 31, 2023, GSWC was in compliance with these requirements, with total funded debt ratio of 0.50 to 1.00.
BVES Credit Facility:
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures. On June 16, 2023, BVES’s credit agreement was amended to increase the borrowing capacity from $35.0 million to $50.0 million. In addition, the amendment to the credit agreement also (i) extended the credit facility to July 1, 2026, (ii) converted the interest rate on new borrowings to the benchmark rate of SOFR, plus a margin, and (iii) provides an option to increase the facility by an additional $25.0 million, subject to lender approval. On February 15, 2024, BVES, through its fourth amendment, increased the borrowing capacity from $50.0 million to $65.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. BVES has been authorized by the CPUC to borrow under this credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. BVES’s next pay-off period for its credit facility ends in August 2024. Accordingly, the $42.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of December 31, 2023.
Pursuant to BVES’s amended credit facility agreement, effective December 20, 2023 and throughout 2024, BVES must maintain a minimum interest coverage ratio of 3.0 times interest expense, and 4.5 times interest expense thereafter. BVES is also required to maintain a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. As of December 31, 2023, BVES was in compliance with these requirements, with an actual interest coverage ratio of 4.51 times interest expense and a total funded debt ratio of 0.52 to 1.00 as of December 31, 2023. In addition, BVES is required to have a current safety certification issued by the CPUC, which it currently has.
Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
(in thousands, except percent)	2023	2022
Balance Outstanding at December 31,	$333,500	$277,500
Interest Rate at December 31,	6.33% ~ 6.96%	5.07% ~ 5.89%
Average Amount Outstanding	$243,355	$226,556
Weighted Average Annual Interest Rate	6.11%	2.55%
Maximum Amount Outstanding	$333,500	$277,500
Note 10 — Long-Term Debt
Registrant’s long-term debt consists of notes and debentures of GSWC and BVES. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC and BVES do not currently have any secured debt.
On January 13, 2023, GSWC issued $130.0 million unsecured private-placement notes consisting of: $100.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.12% due January 31, 2033 and $30.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.22% due January 31, 2038. GSWC used the proceeds to pay down intercompany borrowings with AWR and to fund operations and capital expenditures for GSWC. Interest is payable semiannually on January 31 and July 31 of each year. The Series A and Series B notes are unsecured and rank equally with GSWC’s unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the notes at any time upon written notice, subject to payment of a make-whole premium based on 50 basis points above the applicable treasury yield. The make-whole premiums and covenant requirements under these new notes are similar to the terms of the other private placement notes issued by GSWC. Pursuant to the terms of each of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization (“EBITDA”) of less than 8-to-1. As of December 31, 2023, GSWC had a total indebtedness to capitalization ratio of 0.4956-to-1 and a total indebtedness to EBITDA of 3.4-to-1.
On April 28, 2022, BVES completed the issuance of $35.0 million in unsecured private-placement notes consisting of $17.5 million at a coupon rate of 4.548% due April 28, 2032 and $17.5 million at a coupon rate of 4.949% due April 28, 2037. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVES’s revolving credit facility (Note 9).
Registrant’s annual maturities of all long-term debt at December 31, 2023 are as follows (in thousands):

2024	$353
2025	370
2026	8,116
2027	403
2028	55,421
Thereafter	514,384
Total	$579,047

Note 11 — Taxes on Income
Registrant records deferred income taxes for temporary differences pursuant to the accounting guidance that addresses items recognized for income tax purposes in different periods than when they are reported in the financial statements. These items include differences in net asset basis (primarily related to differences in depreciation lives and methods, and differences in capitalization methods) and the treatment of certain regulatory balancing accounts, and construction contributions and advances. The accounting guidance for income taxes requires that rate-regulated enterprises record deferred income taxes and offsetting regulatory liabilities and assets for temporary differences where the rate regulator has prescribed flow-through treatment for rate-making purposes (Note 3). Deferred investment tax credits (“ITC”) are amortized ratably to deferred tax expense over the remaining lives of the property that gave rise to the credits.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. IRA, among other things, imposes a nondeductible 1% excise tax after December 31, 2022 on the fair market value of certain stock that is “repurchased” by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. Registrant did not have a stock repurchase program in effect for 2023 and does not have current plans to institute such a program; consequently, this excise tax was not incurred in 2023 and is not expected to have a material impact on its consolidated financial position in the future. If average annual adjusted financial statement income exceeds $1 billion over a 3-taxable-year period, IRA also imposes a 15% corporate alternative minimum tax on adjusted financial statement income for taxable years beginning after December 31, 2022. Registrant does not expect to incur this tax in the foreseeable future.
The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2023 and 2022 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2023	2022	2023	2022
Deferred tax assets:
Regulatory-liability-related (1)	$32,042	$31,330	$30,407	$29,623
Contributions and advances	6,660	6,544	6,981	6,896
Other	5,924	7,424	6,041	7,874
Total deferred tax assets	$44,626	$45,298	$43,429	$44,393
Deferred tax liabilities:
Fixed assets	$(161,820)	$(155,955)	$(155,131)	$(150,133)
Regulatory-asset-related: depreciation and other	(36,337)	(30,226)	(33,242)	(28,489)
Balancing and memorandum accounts (non-flowed-through)	(8,046)	(8,794)	(2,514)	(4,559)
Total deferred tax liabilities	(206,203)	(194,975)	(190,887)	(183,181)
Accumulated deferred income taxes, net	$(161,577)	$(149,677)	$(147,458)	$(138,788)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Cuts and Jobs Act's reduction of the federal income tax rate.

The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Current
Federal	$26,327	$14,845	$19,592
State	10,489	6,016	7,270
Total current tax expense	$36,816	$20,861	$26,862
Deferred
Federal	$4,157	$2,991	$2,802
State	626	(188)	759
Total deferred tax (benefit) expense	4,783	2,803	3,561
Total income tax expense	$41,599	$23,664	$30,423

	GSWC
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Current
Federal	$22,564	$10,582	$13,698
State	10,176	4,909	6,089
Total current tax expense	$32,740	$15,491	$19,787
Deferred
Federal	$2,867	$1,507	$2,251
State	82	(652)	57
Total deferred tax (benefit) expense	2,949	855	2,308
Total income tax expense	$35,689	$16,346	$22,095
The reconciliations of the effective tax rates (“ETR”) to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Federal taxes on pretax income at statutory rate	$34,969	$21,433	$26,202
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	9,785	4,335	6,425
Excess deferred tax amortization	(1,648)	(1,311)	(1,356)
Flow-through on fixed assets	1,067	1,076	1,069
Flow-through on removal costs	(2,255)	(1,802)	(1,962)
Investment tax credit	(71)	(71)	(71)
Other – net	(248)	4	116
Total income tax expense from operations	$41,599	$23,664	$30,423
Pretax income from operations	$166,520	$102,060	$124,770
Effective income tax rate	25.0%	23.2%	24.4%

	GSWC
	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Federal taxes on pretax income at statutory rate	$29,063	$14,724	$19,175
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	9,169	3,119	4,923
Excess deferred tax amortization	(1,681)	(1,130)	(1,184)
Flow-through on fixed assets	1,041	1,010	1,008
Flow-through on removal costs	(2,225)	(1,715)	(1,954)
Investment tax credit	(71)	(71)	(71)
Other – net	393	409	198
Total income tax expense from operations	$35,689	$16,346	$22,095
Pretax income from operations	$138,397	$70,116	$91,310
Effective income tax rate	25.8%	23.3%	24.2%
The AWR and GSWC ETRs differ from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As regulated utilities, GSWC and BVES treat certain temporary differences as being flowed through to customers in computing their income tax expense consistent with the income tax method used in their CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and thus impact the ETR.
AWR and GSWC had no unrecognized tax benefits at December 31, 2023, 2022 and 2021.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other” expenses. Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2023 and 2022, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2023, 2022 and 2021.
Registrant files federal, California and various other state income tax returns. AWR’s 2020–2022 tax years remain subject to examination/assessment by the Internal Revenue Service. AWR filed refund claims with the California Franchise Tax Board (“FTB”) for the 2005 through 2020 tax years in connection with prior federal refund claims, other state issues, or both, and the FTB continues to review the claims. While the statute of limitations to assess tax has closed through the tax year 2018, the 2019–2022 tax years remain subject to examination/assessment by the FTB.

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2023, Registrant had 903 participants in the Pension Plan.
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
In accordance with the accounting guidance for the effects of certain types of regulation, Registrant has established a regulatory asset or liability for its underfunded or overfunded position, respectively, in its pension and post-retirement medical plans that is expected to be recovered through rates in future periods. The changes in actuarial gains and losses, prior service costs and transition assets or obligations are tracked and recognized as an adjustment to the regulatory account as these amounts are recognized as components of net periodic pension cost each year and in the rate-making process.
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2023 and 2022:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2023	2022	2023	2022
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$190,678	$259,751	$2,014	$2,686
Service cost	3,196	5,644	130	129
Interest cost	10,142	7,401	106	60
Actuarial (gain) loss	8,525	(72,710)	49	(570)
Benefits/expenses paid	(9,578)	(9,408)	(334)	(291)
Projected benefit obligation at end of year	$202,963	$190,678	$1,965	$2,014

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$186,906	$233,524	$11,240	$13,773
Actual return on plan assets	25,031	(40,299)	1,921	(2,242)
Employer contributions	2,946	3,089	265	263
Benefits/expenses paid	(9,578)	(9,408)	(599)	(554)
Fair value of plan assets at end of year	$205,305	$186,906	$12,827	$11,240

Funded Status:
Overfunded/(underfunded) amount recognized	$2,342	$(3,772)	$10,862	$9,226
The change in the underfunded status of the pension was due to an increase in plan asset performance, partially offset by a decrease in the discount rate, which decreased from 5.41% as of December 31, 2022 to 5.16% as of December 31, 2023.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2023	2022	2023	2022
Amounts recognized on the balance sheets:
Non-current assets	$2,342	$—	$10,862	$9,226
Current liabilities	—	—	—	—
Non-current liabilities	—	(3,772)	—	—
Net amount recognized	$2,342	$(3,772)	$10,862	$9,226
Amounts recognized in regulatory assets (liabilities) consist of:
Prior service cost (credit)	$1,454	$1,889	$—	$—
Net loss (gain)	(1,899)	4,123	(6,272)	(5,846)
Regulatory assets (liabilities)	(445)	6,012	(6,272)	(5,846)
Prefunded plan costs	(1,897)	(2,240)	(4,590)	(3,380)
Net liability (asset) recognized	$(2,342)	$3,772	$(10,862)	$(9,226)

Changes in plan assets and benefit obligations recognized in regulatory assets (liabilities):
Regulatory asset (liability) at beginning of year	$6,012	$25,691	$(5,846)	$(9,839)
Net (loss) gain	(6,023)	(19,245)	(1,395)	2,259
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(434)	(434)	—	—
Amortization of net gain (loss)	—	—	969	1,734
Total change in regulatory asset (liability)	(6,457)	(19,679)	(426)	3,993
Regulatory asset (liability) at end of year	$(445)	$6,012	$(6,272)	$(5,846)

Net periodic pension costs	$3,289	$313	$(1,210)	$(2,132)
Change in regulatory asset (liability)	(6,457)	(19,679)	(426)	3,993
Total recognized in net periodic pension cost and regulatory asset (liability)	$(3,168)	$(19,366)	$(1,636)	$1,861

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$202,963	$190,678	$1,965	$2,014
Accumulated benefit obligation	$192,986	$181,376	N/A	N/A
Fair value of plan assets	$205,305	$186,906	$12,827	$11,240

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.16%	5.41%	5.04%	5.34%
Rate of compensation increase	*	*	N/A	N/A
•Age-graded ranging from 2.5% to 7.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2023, 2022 and 2021 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$3,196	$5,644	$6,316	$130	$129	$149
Interest cost	10,142	7,401	6,833	106	60	110
Expected return on plan assets	(10,483)	(13,166)	(12,541)	(477)	(587)	(537)
Amortization of prior service cost (credit)	434	434	434	—	—	—
Amortization of actuarial (gain) loss	—	—	3,817	(969)	(1,734)	(1,417)
Net periodic pension cost under accounting standards	$3,289	$313	$4,859	$(1,210)	$(2,132)	$(1,695)
Regulatory adjustment	(281)	—	(1,277)	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$3,008	$313	$3,582	$(1,210)	$(2,132)	$(1,695)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.41%	2.89%	2.55%	5.34%	2.46%	2.20%
Expected long-term return on plan assets	5.75%	5.75%	6.00%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*5.50% for union plan and 3.9% for non-union (net of income taxes) in 2023 and 2022 and 5.75% for union plan and 4.0% for non-union (net of income taxes) in 2021.
 ** Age-graded ranging from 2.5% to 7.0%.
Regulatory Adjustment:
The CPUC authorized GSWC and BVES to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses to be recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the years ended December 31, 2023 and 2021, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $281,000 and $1.3 million, respectively. During the year ended December 31, 2022, GSWC’s actual expense was lower than the amounts included in water customer rates by $1.5 million and recorded as a reduction to water revenues. The cumulative amount recorded in GSWC’s two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3. During the years ended December 31, 2023, 2022 and 2021, BVES’s actual expense was lower than the amounts included in electric rates by $270,000, $490,000 and $246,000, respectively. These over-collections were recorded as a reduction to electric revenues.
Plan Funded Status:
The Pension Plan was overfunded and underfunded at December 31, 2023 and 2022, respectively.  Registrant’s market related value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected and continue to affect the value of GSWC’s trust established to fund its future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the under or overfunded status for the Pension Plan has been offset by a regulatory asset or liability, respectively, pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2023 and 2022, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2023	2022	2023	2022
Actual Asset Allocations:
Equity securities	56%	56%	60%	59%
Debt securities	39%	39%	39%	39%
Real Estate Funds	5%	5%	—%	—%
Cash equivalents	—%	—%	1%	2%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2023 and 2022.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2023 and 2022.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2023 and 2022:

	Net Asset Value as of December 31, 2023
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$814	—	N/A	N/A
Fixed income fund	80,737	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	19,162	—	Daily	Daily
U.S. large cap funds	49,770	—	Daily	Daily
International funds	45,377	—	Daily	Daily
Total equity funds	114,309	—
Real estate funds	9,445	—	Daily	Daily
Total	$205,305	—

	Net Asset Value as of December 31, 2022
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$801	—	N/A	N/A
Fixed income fund	73,863	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	17,136	—	Daily	Daily
U.S. large cap funds	44,572	—	Daily	Daily
International funds	42,239	—	Daily	Daily
Total equity funds	103,947
Real estate funds	8,295	—	Daily	Daily
Total	$186,906	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan’s investment assets measured at fair value as of December 31, 2023 and 2022:

	Fair Value as of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$189	—	—	$189
Fixed income	5,001	—	—	5,001
U.S. equity securities	7,637	—	—	7,637
Total investments measured at fair value	$12,827	—	—	$12,827

	Fair Value as of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$215	—	—	$215
Fixed income	4,380	—	—	4,380
U.S. equity securities	6,645	—	—	6,645
Total investments measured at fair value	$11,240	—	—	$11,240
Plan Contributions:
During 2023, Registrant contributed $2.9 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $3.3 million to its pension plan in 2024.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2023 are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2024	$10,604	$295
2025	11,089	279
2026	11,539	276
2027	12,075	252
2028	12,568	226
Thereafter	70,006	713
Total	$127,881	$2,041
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
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2023 and 2022 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2024 starts at 5.9% grading down to 4.0% in 2047 for those under age 65, and at 6.3% grading down to 4.0% in 2047 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2023, the balance in the Rabbi Trust totaled $34.1 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 (as defined in Note 1) investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.
The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2023 and 2022:

	Fair Value as of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$6	—	—	$6
Fixed income securities	13,676	—	—	13,676
Equity securities	20,461	—	—	20,461
Total investments measured at fair value	$34,143	—	—	$34,143

	Fair Value as of December 31, 2022
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$9	—	—	$9
Fixed income securities	10,962	—	—	10,962
Equity securities	16,560	—	—	16,560
Total investments measured at fair value	$27,531	—	—	$27,531
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$30,807	$36,089
Service cost	1,248	1,191
Interest cost	1,644	1,022
Actuarial loss (gain)	840	(6,522)
Benefits paid	(945)	(973)
Benefit obligation at end of year	$33,594	$30,807
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(33,594)	$(30,807)

(in thousands)	2023	2022
Amounts recognized on the balance sheets:
Current liabilities	$(942)	$(942)
Non-current liabilities	(32,652)	(29,865)
Net amount recognized	$(33,594)	$(30,807)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	2,869	1,995
Regulatory assets	2,869	1,995
Unfunded accrued cost	30,725	28,812
Net liability recognized	$33,594	$30,807

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$1,995	$9,097
Net gain (loss)	840	(6,522)
Amortization of prior service credit	—	—
Amortization of net gain (loss)	34	(580)
Total change in regulatory asset	874	(7,102)
Regulatory asset at end of year	$2,869	$1,995

Net periodic pension cost	$2,858	$2,793
Change in regulatory asset	874	(7,102)
Total recognized in net periodic pension and regulatory asset	$3,732	$(4,309)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$33,594	$30,807
Accumulated benefit obligation	30,794	28,157
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.15%	5.42%
Rate of compensation increase	*	*
* Age graded from 4.0% to 5.5% per year.
The components of SERP expense, before allocation to the overhead pool, for 2023, 2022 and 2021 are as follows:

(dollars in thousands, except percent)	2023	2022	2021
Components of Net Periodic Benefits Cost:
Service cost	$1,248	$1,191	$1,392
Interest cost	1,644	1,022	915
Amortization of net (gain) loss	(34)	580	1,678
Net periodic pension cost	$2,858	$2,793	$3,985

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.42%	2.87%	2.52%
Rate of compensation increase	*	*	*
* Age graded from 4.0% to 5.5% per year.

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2023 are as follows (in thousands):

2024	$942
2025	2,344
2026	2,519
2027	2,630
2028	2,604
Thereafter	13,551
Total	$24,590
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2023, 2022 and 2021 were $2.9 million, $2.7 million and $2.7 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2023, 2022 and 2021 were $2.2 million, $2.0 million and $1.9 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2023, AWR had three stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2023 non-employee directors plans for its Board of Directors, each more fully described below.
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
The Compensation Committee also has the authority to determine the number, amount or value of performance awards, the duration of the performance period or performance periods applicable to the award and the performance criteria applicable to each performance award for each performance period.  Each outstanding performance award granted by the Compensation Committee has been in the form of restricted stock units that generally vest over a period of three years as provided in the performance award agreement. The amount of the performance award paid to an employee depends upon satisfaction of performance criteria following the end of a three-year performance period. Performance awards may also vest and be payable upon retirement if the grantee is at least 55 and the sum of the grantee’s age and years of service are equal to or greater than 75, or upon death or total disability. In addition, performance awards may vest following a change in control if the applicable subsidiary of AWR terminates the grantee other than for cause or the employee terminates employment for good reason. The amount of the payment for performance awards granted will be at target in the event of death or a termination of employment (other than for cause) by the applicable subsidiary of AWR or termination by the employee for good reason within 24 months after a change in control. In all other circumstances, adjustments will be made to the amount of the payment to take into account the shortened performance period.
2003 and 2023 Directors Plans — The Board of Directors and shareholders of AWR have approved the 2003 and 2023 directors plans in order to provide the non-employee directors with supplemental stock-based compensation to encourage them to increase their stock ownership in AWR. New grants may not be made under the 2003 directors plan. Under the 2023 non-employee directors plan, non-employee directors are entitled to receive restricted stock units in an amount determined by the Board of Directors prior to the meeting; provided that, in no event may that amount be equal to more than two times the then current annual retainer for services as a director divided by the fair market value of AWR’s Common Shares on the date preceding the annual meeting. Such units are convertible into AWR’s Common Shares 90 days after the grant date.
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
The following table presents share-based compensation expenses for the years ended December 31, 2023, 2022 and 2021.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR’s and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2023	2022	2021	2023	2022	2021
Stock-based compensation related to:
Restricted stock units	$3,298	$2,571	$2,566	$2,994	$2,269	$2,313
Total stock-based compensation expense	$3,298	$2,571	$2,566	$2,994	$2,269	$2,313
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2023, 2022 and 2021 was approximately $450,000, $290,000 and $336,000, respectively, for both AWR and GSWC. For the years ended December 31, 2023, 2022 and 2021, approximately $750,000, $900,000 and $1.4 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
Registrant amortizes stock-based compensation over the requisite (vesting) period for the entire award. Time-vesting restricted stock units vest and become non-forfeitable in installments of 33% the first two years and 34% in the third year, starting one year from the date of the grant.  Outstanding performance awards vest and become non-forfeitable in installments of 33% the first two years and 34% in the third year and are distributed at the end of the performance period to the extent that the Compensation Committee determines that the performance criteria set forth in the award agreement have been satisfied.
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR’s Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2023	47,552	$49.01
Granted	19,837	94.71
Vested	(16,574)	87.28
Forfeited	(488)	92.84
Restricted share units at December 31, 2023	50,327	$54.00
As of December 31, 2023, there was approximately $622,000 of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.53 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2023, 2022 and 2021, the Compensation Committee granted performance awards in the form of restricted stock units to officers of Registrant. A performance award represents the right to receive a share of AWR’s Common Shares if the Compensation Committee determines that specified performance goals have been met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and up to 200% or 250% of the target amount, which varies depending on the target and Registrant’s performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2023, 2022 and 2021 included various performance-based conditions and one market-based condition related to total shareholder return (“TSR”) that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2023	49,435	$83.70
Granted	19,696	96.04
Performance criteria adjustment	8,321	91.73
Vested	(12,095)	89.59
Performance awards at December 31, 2023	65,357	$87.35
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR’s Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2023, $272,000 of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.50 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $2.7 million as of December 31, 2023.  Included in the $2.7 million is a commitment of $1.3 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.4 million is for commitments for purchased water with other third parties, which expire from 2025 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2023 are as follows (in thousands):

2024	$491
2025	441
2026	391
2027	391
2028	213
Thereafter	805
Total	$2,732

BVES Commitments:
Purchase Power Contracts:
BVES had entered into long-term, fixed-price contracts to purchase power over three- and five-year terms. These long-term contracts will expire during the fourth quarter of 2024. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard (“RPS”) eligible energy and renewable energy credits as a bundled product. BVES will begin taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. As of December 31, 2023, BVES has power purchase commitments under these contracts that totals $45.8 million.
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard law, which requires BVES to meet certain targets for purchases of energy from qualified renewable energy resources. BVES had an agreement with a third party to purchase RECs whereby BVES agreed to purchase approximately 578,000 RECs over a ten-year period through 2023, which has been used towards BVES meeting California’s RPS requirements. On January 18, 2023, BVES filed a compliance report with the CPUC that covered pre-2023 compliance period, which did not reflect any RPS procurement deficiencies.
BVES executed a contract in July 2023 with a third party to procure RPS eligible energy and RECs as a bundled product. The RECs under this agreement will be delivered following the year in which energy is purchased. BVES has agreed to purchase approximately 587,000 RECs over the eleven-year term of the contract. In addition, BVES has executed additional REC purchase agreements that delivered in 2023 a total of 30,000 RECs with an additional 15,000 RECs delivered in January 2024. As of December 31, 2023, BVES believes that it has purchased sufficient RECs to be in compliance through 2024 and management does not believe any provision for loss or potential penalties is required as of December 31, 2023. The cost of RECS are recorded to the electric supply cost balancing account when retired. BVES has commitments for RECs under contracts totaling $9.0 million as of December 31, 2023.
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
As of December 31, 2023, the total spent to clean-up and remediate the plant site was approximately $6.3 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2023, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC.
Contracted Services:
Most of ASUS’s contract services are provided to the U.S. government pursuant to the terms of the initial 50-year, firm-fixed-price contracts and additional firm-fixed-price contracts subject to annual economic price adjustments. ASUS's subsidiaries also, from time to time, performs construction services on military bases as a subcontractor or pursuant to a task order agreement. Entering into contracts with the U.S. government subjects ASUS and its subsidiaries to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations. ASUS had been under a civil government investigation over bidding and estimating practices used in certain capital upgrade projects. In July 2023, ASUS and the U.S. government entered into an agreement that settled civil and monetary claims by the U.S. government. This settlement did not have a material impact on Registrant’s financial statements.
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
Note 16 — Leases
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2023, Registrant has right-of-use assets of $8.0 million, short-term operating lease liabilities of $1.9 million and long-term operating lease liabilities of $6.6 million. Currently, Registrant does not have any financing leases.
Significant assumptions and judgments made as part of the lease standard include determining (i) whether a contract contains a lease, (ii) whether a contract involves an identified asset, and (iii) which party to the contract directs the use of the asset. The discount rates used to calculate the present value of lease payments were determined based on hypothetical borrowing rates available to Registrant over terms similar to the lease terms.
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
Registrant’s supplemental lease information for the year ended December 31, 2023 is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022

Operating lease costs	$2,486	$2,609
Short-term lease costs	$147	$198

Weighted average remaining lease term (in years)	4.55	5.27
Weighted-average discount rate	4.0%	3.9%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$565	$1,569
For the years 2023, 2022 and 2021, Registrant’s consolidated rent expense was approximately $2.3 million, $2.6 million and $2.5 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases as of December 31, 2023 are as follows (in thousands):

2024	$2,161
2025	2,066
2026	1,816
2027	1,556
2028	1,305
Thereafter	386
Total lease payments	9,290
Less: imputed interest	815
Total lease obligations	8,475
Less: current obligations	1,856
Long-term lease obligations	$6,619
The consolidated operations of AWR and the operations of GSWC in regard to future minimum payments under long-term non-cancelable operating leases are not materially different.

Note 17 - Business Segments
AWR has three reportable segments, water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries, note payables to banks, deferred income taxes and intercompany note receivables.
All GSWC and BVES business activities are conducted in California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Kansas, Maryland, Massachusetts, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
The tables below set forth information relating to AWR’s operating segments and AWR (parent). The utility plant balances are net of respective accumulated provisions for depreciation. Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS's subsidiaries and property installed by developers and conveyed to GSWC and BVES.

	As Of And For The Year Ended December 31, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$433,473	$41,832	$120,394	$—	$595,699
Operating income (loss)	159,177	11,196	26,151	216	196,740
Interest expense (income), net	25,726	2,238	1,321	6,061	35,346
Net property, plant and equipment	1,735,534	140,279	16,467	—	1,892,280
Depreciation and amortization expense (1)	35,886	3,256	3,261	—	42,403
Income tax expense (benefit)	35,689	1,515	6,109	(1,714)	41,599
Capital additions	160,939	25,372	2,229	—	188,540

	As Of And For The Year Ended December 31, 2022
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$340,602	$39,986	$110,940	$—	$491,528
Operating income (loss)	92,455	11,740	22,449	(8)	126,636
Interest expense (income), net	21,659	831	(132)	2,343	24,701
Net property, plant and equipment	1,616,718	119,560	17,488	—	1,753,766
Depreciation and amortization expense (1)	34,805	2,792	3,718	—	41,315
Income tax expense (benefit)	16,346	2,439	5,476	(597)	23,664
Capital additions	146,730	18,069	1,441	—	166,240

	As Of And For The Year Ended December 31, 2021
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$347,112	$38,345	$113,396	$—	$498,853
Operating income (loss)	107,573	10,738	22,675	(9)	140,977
Interest expense (income), net	21,046	141	(637)	791	21,341
Net property, plant and equipment	1,499,745	106,508	19,751	—	1,626,004
Depreciation and amortization expense (1)	33,384	2,572	3,640	—	39,596
Income tax expense (benefit)	22,095	2,975	5,434	(81)	30,423
Capital additions	123,526	19,859	1,130	—	144,515
____________________________
(1)      Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $851,000, $382,000 and $379,000 for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, approximately $212,000 of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC final decision in GSWC's general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022.

The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	December 31,
	2023	2022
Total net property, plant and equipment	$1,892,280	$1,753,766
Other assets	353,842	280,608
Total consolidated assets	$2,246,122	$2,034,374

Note 18 — Allowance for Doubtful Accounts
Registrant’s allowance for doubtful accounts as of December 31, 2023 was developed based on expected credit losses and other considerations that may impact the customers’ ability to pay their bills. The estimate considers customer payment history and trends but also any COVID relief funds that Registrant receives.
GSWC received confirmation from SWRCB that it is currently processing GSWC's application and expects to disburse approximately $3.5 million of COVID relief funds through the Extended Arrearage Program that will provide further assistance to customers for water debt accrued during the COVID-19 pandemic (Note 1). The CPUC has authorized GSWC and BVES to track incremental costs, including bad debt expense in excess of what is included in their respective revenue requirements, incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery. In January 2022, GSWC received $9.5 million in COVID relief funds from the state of California through the initial California Water and Wastewater Arrearage Payment Program, which were applied to delinquent customers’ eligible balances incurred during the COVID-19 pandemic. During 2022, BVES received a total of $473,000 from the state of California for similar relief funding for unpaid electric bills incurred during the pandemic. Pursuant to CPUC requirements, as of December 31, 2023, 2022 and 2021, GSWC and BVES have reflected these relief funds as a reduction to its COVID-19 memorandum accounts, as well as a reduction to its estimated allowance for doubtful accounts.
Other accounts receivable consist primarily of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2023, 2022 and 2021 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$4,440	$3,569	$5,316
Provision charged (1)	932	2,842	8,150
Accounts written off, net of recoveries (2)	(1,782)	(1,971)	(9,897)
Balance at end of year	$3,590	$4,440	$3,569

Allowance for doubtful accounts related to accounts receivable-customer	$3,537	$4,387	$3,516
Allowance for doubtful accounts related to other accounts receivable	53	53	53
Total allowance for doubtful accounts	$3,590	$4,440	$3,569
(1)    In 2022 and 2021, includes amounts in excess of GSWC’s and BVES’s respective revenue requirements incurred during the COVID-19 pandemic. These incremental amounts are recorded as regulatory assets in the COVID-19 memorandum accounts.
(2)    Reflects consideration of government relief funds expected to be received in 2024 and received in 2022 from the state of California for unpaid water and electric utility bills incurred during the pandemic. A total of $3.5 million is expected to be received for unpaid water utility bills in 2024, and $9.5 million and $473,000 was received in 2022 for unpaid water and electric utility bills, respectively.

	GSWC
	December 31,
(dollars in thousands)	2023	2022	2021
Balance at beginning of year	$4,196	$3,221	$4,960
Provision charged (3)	754	2,501	7,732
Accounts written off, net of recoveries (4)	(1,503)	(1,526)	(9,471)
Balance at end of year	$3,447	$4,196	$3,221

Allowance for doubtful accounts related to accounts receivable-customer	$3,394	$4,143	$3,168
Allowance for doubtful accounts related to other accounts receivable	53	53	53
Total allowance for doubtful accounts	$3,447	$4,196	$3,221
(3) In 2022 and 2021, includes amounts in excess of GSWC’s revenue requirement incurred during the COVID-19 pandemic. This incremental amount was recorded as a regulatory asset in the COVID-19 memorandum account.
(4) Reflects consideration of government relief funds expected to be received in 2024 and received in 2022 from the state of California for unpaid water utility bills incurred during the pandemic. A total of $3.5 million is expected to be received in 2024 and $9.5 million was received in 2022 for unpaid water utility bills.
Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Taxes and Interest Paid:
Income taxes paid, net	$34,682	$27,370	$29,153	$31,625	$20,155	$21,428
Interest paid, net of capitalized interest	39,367	26,005	22,540	28,099	22,294	21,156

Non-Cash Transactions:
Accrued payables for investment in utility plant	34,906	40,034	32,855	33,465	38,302	30,656
Property installed by developers and conveyed	4,690	1,549	7,222	4,690	1,549	7,222

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2023.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2023, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.
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
Item 11. Executive Compensation
Information responsive to Part III, Item 11 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers;” (iii) “Governance of the Company” and (iv) “Compensation Committee” and is incorporated herein by reference pursuant to General Instruction G(3).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions entitled “Stock Ownership” are incorporated herein by reference pursuant to General Instruction G(3).
Securities Authorized for Issuance under Equity Compensation Plans:
AWR has made stock awards to its executive officers and managers under the 2016 employee plan. It has also made stock awards to its non-employee directors under the 2003 and 2023 director plans. Information regarding the securities, which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2023. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities Reflected in the first column)(3)
Equity compensation plans approved by shareholders	146,314	N/A	1,145,567
Equity compensation plans not approved by shareholders	–	–	–
Total	146,314	N/A	1,145,567
____________________________
(1)Amount shown in this column consists of 27,836 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 95,987 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan, and 22,491 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.
(2)Amount shown in this column is for options granted only. As of December 31, 2023, there were no options outstanding.
(3)Amount shown in this column consists of 192,206 shares available under the 2003 directors plan, 246,396 shares available under the 2023 directors plan, and 706,965 shares available under the 2016 employee plan. The only increase in restricted stock units in the 2003 directors plan will come from restricted stock units that may be issued under the 2003 directors plan pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units previously granted under the 2003 directors plan. No additional stock awards may be granted under the 2003 directors plan.

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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	127.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.
(b)    Exhibits:

3.1	Amended and Restated By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed for September 30, 2023

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8	Credit Agreement of American States Water Company dated June 28, 2023, as amended , incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for September 30, 2023

10.9	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on July 31, 2009 (2)

10.10	Credit Agreement of Golden State Water Company dated June 28, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.11	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.12	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to Registrant's Form 8-K filed on May 26, 2023 (2)

10.13
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 3, 2017 (2)

10.14	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.15	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.16	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.17	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.18	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.19	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.20	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.21	Form of Indemnification Agreement for directors and officers incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 2022 (2)
10.22	Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 31, 2023 (2)

10.23	Form of 2023 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 31, 2023 (2)

19.1	Insider Trading Policy (1)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

97.1
Policy Regarding the Recoupment of Certain Performance-Based Compensation Payments revised October 31, 2023 incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q filed for September 30, 2023

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		February 21, 2024
Anne M. Holloway
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 21, 2024
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 21, 2024
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ DIANA M. BONTÁ		February 21, 2024
Diana M. Bontá
Director of AWR and GSWC

/s/ STEVEN D. DAVIS		February 21, 2024
Steven D. Davis
Director of AWR and GSWC

/s/ THOMAS A. EICHELBERGER		February 21, 2024
Thomas A. Eichelberger
Director of AWR and GSWC

/s/ JOHN R. FIELDER		February 21, 2024
John R. Fielder
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		February 21, 2024
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		February 21, 2024
C. James Levin
Director of AWR and GSWC

/s/ ROGER M. ERVIN		February 21, 2024
Roger M. Ervin
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
Assets

Cash and equivalents	$3,547	$93
Prepayments and other current assets	116	—
Income taxes receivable	39	20
Intercompany note receivables	39,044	159,582
Total current assets	42,746	159,695

Investments in subsidiaries	870,020	799,802
Deferred taxes and other assets	10,135	9,891
Total assets	$922,901	$969,388

Liabilities and Capitalization
Notes payable to bank	$—	$255,500
Income taxes payable	2,422	2,158
Other liabilities	577	454
Total current liabilities	2,999	258,112

Notes payable to bank	141,500	—
Deferred taxes and other liabilities	2,293	1,727
Total other liabilities	143,793	1,727

Common shareholders’ equity	776,109	709,549
Total capitalization	776,109	709,549

Total liabilities and capitalization	$922,901	$969,388

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	5,576	2,093	542
Loss before equity in earnings of subsidiaries and income taxes	(5,576)	(2,093)	(542)

Equity in earnings of subsidiaries	128,783	79,892	94,808

Income before income taxes	123,207	77,799	94,266

Income tax benefit	(1,714)	(597)	(81)

Net income	$124,921	$78,396	$94,347

Weighted Average Number of Common Shares Outstanding	36,976	36,955	36,921
Basic Earnings Per Common Share	$3.37	$2.12	$2.55

Weighted Average Number of Diluted Common Shares Outstanding	37,077	37,039	37,010
Fully Diluted Earnings per Common Share	$3.36	$2.11	$2.55

Dividends Paid Per Common Share	$1.655	$1.525	$1.400

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities	$67,041	$56,398	$36,799

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	121,000	(81,000)	(46,000)
Increase in investment of subsidiary	(10,000)	—	—
Net cash provided (used) by investing activities	111,000	(81,000)	(46,000)

Cash Flows From Financing Activities:
Net borrowings on notes payable to banks	(113,392)	81,000	60,500
Proceeds from note payable to GSWC	—	—	(26,000)
Repayment of note payable to GSWC	—	—	26,000
Dividends paid	(61,195)	(56,356)	(51,689)
Net cash provided (used) by financing activities	(174,587)	24,644	8,811

Net change in cash and cash equivalents	3,454	42	(390)
Cash and equivalents at beginning of period	93	51	441

Cash and equivalents at the end of period	$3,547	$93	$51

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
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $165.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to ASUS in support of their operations and itself. Prior to the new credit agreement in June 2023, described below, AWR (parent) had a credit facility with access of up to $280.0 million and had provided funds to both GSWC and ASUS in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as intercompany receivables on the Condensed Balance Sheets.  The interest rate charged to its subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility. AWR may, from time to time, also make equity investments in its subsidiaries.
In October 2020, AWR (parent) issued an interest-bearing promissory note to GSWC, which expired in May 2023. Under the terms of the note, AWR (parent) was permitted to borrow from GSWC amounts up to $30.0 million for working capital purposes. AWR (parent) agreed to pay any unpaid principal amounts outstanding under this note, plus accrued interest. During 2021, AWR (parent) borrowed and repaid a total of $26.0 million from GSWC under the terms of the note. There were no borrowings or repayments made during 2022 and 2023. As of December 31, 2023 and 2022, there were no amounts outstanding under this note.
In January 2023, the Board of Directors approved the issuance of one GSWC Common Share to AWR (parent) for $10.0 million. In January 2023, GSWC issued $130.0 million in unsecured long-term notes in a private placement. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR (parent).
AWR (parent) guarantees performance of ASUS’s contracts with the U.S. government and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.
Note 2 — Note Payable to Banks
On June 28, 2023, AWR (parent) entered into a new credit agreement with a term of five years provided by a syndicate of banks and financial institutions. The credit agreement will mature on June 28, 2028. In connection with the new credit agreement, AWR (parent) incurred legal and other fees totaling $632,000. The syndicated credit facility replaced AWR (parents)’s previous credit agreement with a sole bank where it had a borrowing capacity of $280.00 million. Funds from the new facilities were used to pay-off in full all outstanding borrowings under AWR (parent)’s prior credit facility.
The new credit agreement provides for a $150.0 million unsecured revolving credit facility. Under the credit agreement, the borrowing capacity may be expanded up to an additional amount of $75 million, subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $10.0 million. Loans may be obtained under the credit facilities at the option of AWR (parent) and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator, currently the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit ratings.
On November 6, 2023, the credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million. In connection with the increase in borrowing capacity, the amendment also provides for the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. As of December 31, 2023, outstanding borrowings under its credit facility of $141.5 million have been classified as non-current liabilities on its Condensed Balance Sheet.
The credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional in indebtedness, liens, investments, restricted payments and asset sales by AWR (parent) and its subsidiaries, other than BVES. AWR (parent) is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR (parent), other than BVES, will result in a default under its credit agreement. As of December 31, 2023, AWR (parent) had a debt ratio of 0.54 to 1.00.

AWR (parent)'s borrowing activities (excluding letters of credit) for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
(in thousands, except percent)	2023	2022
Balance Outstanding at December 31,	$141,500	$255,500
Interest Rate at December 31,	6.45%	5.07%
Average Amount Outstanding	$156,533	$213,758
Weighted Average Annual Interest Rate	5.92%	2.56%
Maximum Amount Outstanding	$257,500	$255,500
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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amount of $71.4 million, $56.4 million and $38.3 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2023, 2022 and 2021, respectively.