Form 10-Q
period 2024-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2024-05-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024

or

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
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 6, 2024, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 37,228,883. As of May 6, 2024, all of the 171 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY
FORM 10-Q

INDEX

GLOSSARY OF TERMS

The following terms and acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
ASUS	American States Utility Services, Inc.
ATM	At-The-Market Offering Program
AWR	American States Water Company
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
COC	Cost of Capital
CPUC	California Public Utilities Commission
CWA	California Water Association
DDW	Division of Drinking Water
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
gpcd	Gallons Per Capita Per Day
GSWC	Golden State Water Company
IOWU	Investor-Owned Water Utility
LCRI	Lead and Copper Rule Improvements
MCBA	Modified Cost Balancing Account
MCL	Maximum Contamination Level
Moody’s	Moody’s Investors Service
MWD	Metropolitan Water District of Southern California
ODUS	Old Dominion Utility Services, Inc.
OEIS	Office of Energy Infrastructure Safety
ONUS	Old North Utility Services, Inc.
PFAS	Perfluoroalkyl Substances
PFOA	Perfluorooctanoic Acid
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
Registrant	American States Water Company and Golden State Water Company
SB	Senate Bill
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SWP	State Water Project
SWRCB	State Water Resources Control Board
TUS	Terrapin Utility Services, Inc.
U.S.	United States
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “believe,” “estimate,” “may,” “can,” “will,” “likely,” “should,” “could,” “anticipate,” “plan” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•the impact of laws, regulations and policies of regulatory agencies or the U.S. government applicable to water, wastewater and electric utility operations;
•the ability of GSWC and BVES to recover their respective costs through regulated rates, including increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, and increased costs of operation and maintenance due to inflation, supply chain disruptions and increases in interest rates, while facing an increase in customer rate increase opposition and possible reluctance from the CPUC to pass through all such costs to customers;
•customer dissatisfaction due to rising rates needed to recover the costs of replacing aging infrastructure, address climate change risks, comply with water quality, renewable energy and greenhouse gas regulation;
•all of our contracts for providing services on military bases are provided to the U.S. government under long-term, fixed-price contracts subject to annual economic price adjustments;
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
•the outbreak of pandemics, such as COVID-19, and other events may cause region wide, statewide, nationwide or even global disruption, which could impact our businesses, operations, cash flows or financial results;
•the inherent risk of damage to private property and injury to employees and the general public involved in the generation, transmission and distribution of electricity, the handling of hazardous materials and equipment, and being in close proximity to public utility construction and maintenance operations;
•the impact of groundwater contamination and the increasing costs associated with treatment of groundwater due to contamination and increasing water quality regulation and mitigation of contaminants;
•risks of incurring losses not covered by insurance or recoverable in rates;
•the adequacy of water supplies due to fluctuations of weather, climate change and other uncontrollable factors;

•the impact that water conservation efforts may have on GSWC’s operations and costs incurred;
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
•cybersecurity incidents that could disrupt operations and critical information technology systems, resulting in the inability to deliver services to customers, loss of financial and other information critical for operations and the breach of confidential information of our customers, employees and vendors;
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
•declines in the market prices of equity and fixed-income securities and resulting cash funding requirements for defined benefit pension plans and other post-retirement benefit plans;
•our reliance on cash flow from our subsidiaries to meet our financial obligations and to pay dividends on our Common Shares;
•the geographic concentration of our operations in California; and
•other risks and uncertainties described under the heading “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC.
Although we believe that the expectations reflected in these forward-looking statements are reasonable based on our current knowledge of our business and operations, we cannot guarantee future results, levels of activity, performance or achievements. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Any forward-looking statements you read in this Form 10-Q and the information incorporated herein by reference reflect our views as of their respective dates and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. You should not place undue reliance on these forward-looking statements and you should carefully consider all of the factors identified in this Form 10-Q and the information incorporated herein by reference that could cause actual results to differ. Forward-looking statements speak only as of the date they are made and except as required by law, Registrant expressly disclaims an obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
This quarterly report on Form 10-Q is a combined report being filed by two separate Registrants: AWR and GSWC. For more information, please see Note 1 of the Notes to Consolidated Financial Statements and the heading titled “General” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. GSWC makes no representations as to the information contained in this report other than with respect to itself.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2024	December 31, 2023
Property, Plant and Equipment
Regulated utility plant, at cost	$2,525,055	$2,476,509
Non-utility property, at cost	41,236	40,243
Total	2,566,291	2,516,752
Less - accumulated depreciation	(632,597)	(624,472)
Net property, plant and equipment	1,933,694	1,892,280

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	44,896	42,932
Total other property and investments	46,012	44,048

Current Assets
Cash and cash equivalents	17,007	14,073
Accounts receivable — customers (less allowance for doubtful accounts of $3,640 in 2024 and $3,537 in 2023)	28,897	34,250
Unbilled receivable	24,733	23,516
Receivable from the U.S. government (Note 2)	43,153	49,306
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	4,492	6,340
Materials and supplies	16,225	17,574
Regulatory assets — current	44,652	45,144
Prepayments and other current assets	11,777	5,819
Contract assets (Note 2)	14,155	9,956
Total current assets	205,091	205,978

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	5,933	4,886
Receivable from the U.S. government (Note 2)	41,420	42,183
Contract assets (Note 2)	329	4,422
Operating lease right-of-use assets	7,452	7,982
Regulatory assets	34,040	25,585
Other	18,925	18,758
Total other assets	108,099	103,816

Total Assets	$2,292,896	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2024	December 31, 2023
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 37,228,883 shares in 2024 and 36,980,612 shares in 2023	$280,377	$263,179
Retained earnings	520,116	512,930
Total common shareholders’ equity	800,493	776,109
Long-term debt	575,530	575,555
Total capitalization	1,376,023	1,351,664

Current Liabilities
Notes payable to banks	43,000	42,000
Long-term debt — current	358	353
Accounts payable	69,584	68,705
Income taxes payable	5,105	492
Accrued other taxes	12,581	14,654
Accrued employee expenses	18,428	14,738
Accrued interest	9,003	8,607
Contract liabilities (Note 2)	653	1,352
Operating lease liabilities	1,788	1,856
Purchase power contract derivative at fair value (Note 5)	6,168	2,360
Other	11,909	11,506
Total current liabilities	178,577	166,623

Other Credits
Notes payable to banks	294,500	291,500
Advances for construction	69,468	67,431
Contributions in aid of construction - net	152,026	151,414
Deferred income taxes	166,027	161,577
Regulatory liabilities	1,123	1,222
Unamortized investment tax credits	993	1,011
Accrued pension and other postretirement benefits	33,504	32,652
Operating lease liabilities	6,138	6,619
Other	14,517	14,409
Total other credits	738,296	727,835

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,292,896	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Operating Revenues
Water	$90,265	$112,712
Electric	12,205	12,904
Contracted services	32,781	35,807
Total operating revenues	135,251	161,423

Operating Expenses
Water purchased	13,761	14,304
Power purchased for pumping	2,832	2,354
Groundwater production assessment	4,854	3,833
Power purchased for resale	4,332	4,986
Supply cost balancing accounts	(608)	11,566
Other operation	9,623	10,116
Administrative and general	25,347	23,547
Depreciation and amortization	10,722	11,203
Maintenance	3,225	3,150
Property and other taxes	6,487	6,295
ASUS construction	15,702	18,904
Total operating expenses	96,277	110,258

Operating Income	38,974	51,165

Other Income and Expenses
Interest expense	(12,855)	(9,481)
Interest income	2,070	1,864
Other, net	2,342	1,611
Total other income and expenses, net	(8,443)	(6,006)

Income before income tax expense	30,531	45,159

Income tax expense	7,396	10,752

Net Income	$23,135	$34,407

Weighted Average Number of Common Shares Outstanding	37,030	36,968
Basic Earnings Per Common Share	$0.62	$0.93

Weighted Average Number of Diluted Shares	37,107	37,047
Fully Diluted Earnings Per Common Share	$0.62	$0.93

Dividends Paid Per Common Share	$0.4300	$0.3975

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

	Three Months Ended March 31, 2023
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549
Add:
Net income			34,407	34,407
Issuances of Common Shares under stock-based compensation plans	14	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,587		1,587
Dividend equivalent rights on stock-based awards not paid in cash		47		47
Deduct:
Dividends on Common Shares			14,695	14,695
Dividend equivalent rights on stock-based awards not paid in cash			47	47
Balances at March 31, 2023	36,976	$261,792	$469,056	$730,848

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$23,135	$34,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,885	11,572
Provision for doubtful accounts	352	458
Deferred income taxes and investment tax credits	2,731	(3,286)
Stock-based compensation expense	2,505	2,254
Gain on investments held in a trust	(2,070)	(1,630)
Other — net	128	(71)
Changes in assets and liabilities:
Accounts receivable — customers	5,001	4,455
Unbilled receivable	(2,264)	(3,115)
Other accounts receivable	1,848	824
Receivables from the U.S. government	6,916	(5,842)
Materials and supplies	1,349	(1,659)
Prepayments and other assets	(5,773)	(5,656)
Contract assets	(106)	1,509
Regulatory assets/liabilities	(2,234)	(35,863)
Accounts payable	(3,071)	(8,542)
Income taxes receivable/payable	4,615	12,873
Contract liabilities	(699)	(343)
Accrued pension and other postretirement benefits	693	1,020
Other liabilities	1,870	3,599
Net cash provided (used)	45,811	6,964

Cash Flows From Investing Activities:
Capital expenditures	(47,550)	(49,337)
Other investing activities	136	172
Net cash provided (used)	(47,414)	(49,165)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	16,088	—
Receipt of advances for and contributions in aid of construction	2,332	2,064
Refunds on advances for construction	(752)	(712)
Repayments of long-term debt	(115)	(109)
Proceeds from the issuance of long-term debt, net of issuance costs	—	129,665
Net changes in notes payable to banks	4,000	(77,000)
Dividends paid	(15,905)	(14,695)
Other financing activities	(1,111)	(883)
Net cash provided (used)	4,537	38,330
Net change in cash and cash equivalents	2,934	(3,871)
Cash and cash equivalents, beginning of period	14,073	5,997
Cash and cash equivalents, end of period	$17,007	$2,126

Non-cash transactions:
Accrued payables for investment in utility plant	$38,435	$29,746
Property installed by developers and conveyed	$2,210	$364

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2024	December 31, 2023
Utility Plant
Utility plant, at cost	$2,321,389	$2,278,669
Less - accumulated depreciation	(549,706)	(543,135)
Net utility plant	1,771,683	1,735,534

Other Property and Investments	42,447	40,480

Current Assets
Cash and cash equivalents	7,470	3,195
Accounts receivable — customers (less allowance for doubtful accounts of $3,457 in 2024 and $3,394 in 2023)	25,736	31,018
Unbilled receivable	15,199	17,185
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	3,146	4,301
Intercompany receivable	1,223	380
Income taxes receivable from Parent	—	222
Materials and supplies	7,679	7,380
Regulatory assets — current	44,434	44,007
Prepayments and other current assets	8,330	4,544
Total current assets	113,217	112,232

Other Assets
Operating lease right-of-use assets	7,300	7,796
Regulatory assets	8,237	2,944
Other	17,175	17,169
Total other assets	32,712	27,909

Total Assets	$1,960,059	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2024	December 31, 2023
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2024 and 2023	$372,511	$370,909
Retained earnings	350,672	332,919
Total common shareholder’s equity	723,183	703,828
Long-term debt	540,709	540,738
Total capitalization	1,263,892	1,244,566

Current Liabilities
Long-term debt — current	358	353
Accounts payable	55,263	55,488
Accrued other taxes	10,328	12,658
Accrued employee expenses	14,140	11,502
Accrued interest	7,561	7,508
Income taxes payable to Parent	3,040	—
Operating lease liabilities	1,650	1,725
Other	11,123	10,715
Total current liabilities	103,463	99,949

Other Credits
Notes payable to banks	164,000	150,000
Advances for construction	69,448	67,411
Contributions in aid of construction — net	152,026	151,414
Deferred income taxes	151,506	147,458
Regulatory liabilities	1,123	1,222
Unamortized investment tax credits	993	1,011
Accrued pension and other postretirement benefits	33,131	32,309
Operating lease liabilities	6,125	6,568
Other	14,352	14,247
Total other credits	592,704	571,640

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,960,059	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating Revenues
Water	$90,265	$112,712
Total operating revenues	90,265	112,712

Operating Expenses
Water purchased	13,761	14,304
Power purchased for pumping	2,832	2,354
Groundwater production assessment	4,854	3,833
Supply cost balancing accounts	(17)	12,625
Other operation	6,580	7,271
Administrative and general	16,977	15,381
Depreciation and amortization	9,034	9,606
Maintenance	1,828	1,960
Property and other taxes	5,249	5,139
Total operating expenses	61,098	72,473

Operating Income	29,167	40,239

Other Income and Expenses
Interest expense	(9,392)	(6,922)
Interest income	1,511	1,428
Other, net	2,332	1,628
Total other income and expenses, net	(5,549)	(3,866)

Income before income tax expense	23,618	36,373

Income tax expense	5,824	8,910

Net Income	$17,794	$27,463

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171	$372,511	$350,672	$723,183

	Three Months Ended March 31, 2023
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	170	$358,123	$285,783	$643,906
Add:
Net income			27,463	27,463
Issuance of Common Share to Parent	1	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,603		1,603
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			24,700	24,700
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2023	171	$369,770	$288,502	$658,272

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$17,794	$27,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,167	9,947
Provision for doubtful accounts	282	420
Deferred income taxes and investment tax credits	2,460	(4,348)
Stock-based compensation expense	2,425	2,190
Gain on investments held in a trust	(2,070)	(1,630)
Other — net	91	(105)
Changes in assets and liabilities:
Accounts receivable — customers	5,000	3,990
Unbilled receivable	1,986	1,607
Other accounts receivable	1,155	405
Materials and supplies	(299)	(218)
Prepayments and other assets	(3,337)	(3,380)
Regulatory assets/liabilities	(3,935)	(34,059)
Accounts payable	(3,064)	(7,831)
Intercompany receivable/payable	(843)	1,077
Income taxes receivable/payable from/to Parent	3,262	12,086
Accrued pension and other postretirement benefits	667	1,004
Other liabilities	251	2,259
Net cash provided (used)	30,992	10,877

Cash Flows From Investing Activities:
Capital expenditures	(41,278)	(42,005)
Other investing activities	136	171
Net cash provided (used)	(41,142)	(41,834)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	—	10,000
Receipt of advances for and contributions in aid of construction	2,332	2,064
Refunds on advances for construction	(752)	(712)
Repayments of long-term debt	(115)	(109)
Proceeds from the issuance of long-term debt, net of issuance costs	—	129,665
Net change in intercompany borrowings	—	(84,000)
Net borrowings on notes payable to banks	14,000	—
Dividends paid	—	(24,700)
Other financing activities	(1,040)	(808)
Net cash provided (used)	14,425	31,400

Net change in cash and cash equivalents	4,275	443
Cash and cash equivalents, beginning of period	3,195	370
Cash and cash equivalents, end of period	$7,470	$813

Non-cash transactions:
Accrued payables for investment in utility plant	$36,304	$28,363
Property installed by developers and conveyed	$2,210	$364

The accompanying notes are an integral part of these financial statements.

AMERICAN STATES WATER COMPANY AND SUBSIDIARIES
AND
GOLDEN STATE WATER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations: American States Water Company (“AWR”) is the parent company of Golden State Water Company (“GSWC”), Bear Valley Electric Service Inc. (“BVES”), and American States Utility Services, Inc. (“ASUS”) (and its subsidiaries, Fort Bliss Water Services Company (“FBWS”), Old Dominion Utility Services, Inc. (“ODUS”), Terrapin Utility Services, Inc. (“TUS”), Palmetto State Utility Services, Inc. (“PSUS”), Old North Utility Services, Inc. (“ONUS”), Emerald Coast Utility Services, Inc. (“ECUS”), Fort Riley Utility Services, Inc. (“FRUS”), Bay State Utility Services LLC (“BSUS”), and Patuxent River Utility Services LLC (“PRUS”)). AWR and its subsidiaries may be collectively referred to as “the Company.” AWR, through its wholly owned subsidiaries, serves over one million people in ten states.
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 264,200 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,800 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to initial 50-year firm fixed-price contracts with the U.S. government and one 15-year contract with the U.S. government. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases. ASUS also from time to time performs construction services on military bases as a subcontractor or pursuant to a task order agreement.
In August and September of 2023, ASUS was awarded new contracts with the U.S. government to serve two military bases for which operations began in April 2024. After completion of the transition periods, ASUS has begun operating the water and wastewater utility systems at Naval Air Station Patuxent River in Maryland under a 50-year privatization contract with the U.S. government and at Joint Base Cape Cod in Massachusetts under a 15-year contract with the U.S. government. Operations commenced at Naval Air Station Patuxent River on April 1, 2024. The value of this contract is estimated at approximately $349 million over a 50-year period and is subject to an inventory adjustment and annual economic price adjustments. Operations at Joint Base Cape Cod commenced on April 15, 2024. Under this contract, ASUS will perform work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value to ASUS of $75.0 million subject to adjustments as task orders are issued. In April 2024, the U.S. government awarded a task order valued at $4.1 million to ASUS for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.
There is no direct regulatory oversight by the CPUC over AWR or the operations, rates or services provided by ASUS or any of its wholly owned subsidiaries.
Basis of Presentation: The consolidated financial statements and notes hereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding equity of its subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany transactions and balances have been eliminated in the AWR consolidated financial statements.
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2023 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2023 filed with the SEC.

Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of $936,000 and $1.3 million during the three months ended March 31, 2024 and 2023, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of $1.6 million and $1.5 million during the three months ended March 31, 2024 and 2023, respectively. In addition, as discussed under Liquidity and Financing Activities, under AWR’s credit facility, AWR borrows and provides funds to ASUS in support of its operations.

Liquidity and Financing Activities: On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the first quarter of 2024, AWR sold 227,981 Common Shares through this ATM offering program and raised proceeds of $16.2 million, net of $247,000 in commissions paid under the terms of the Equity Distribution Agreement. AWR has also incurred $643,000 of other expenses, which was primarily legal and other costs to establish this ATM offering program. The net proceeds raised during the first quarter of 2024 were used to pay down outstanding borrowings under AWR’s credit facility. As of March 31, 2024, approximately $183.5 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may currently be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval.
AWR's credit facility is primarily used to provide support to AWR (parent) and ASUS. As of March 31, 2024, AWR’s outstanding borrowings under its credit facility of $130.5 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations and is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under GSWC’s credit facility are required to be paid-off in full within a 24-month period after which GSWC may borrow under the credit facility again. GSWC’s next pay-off period ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility of $164.0 million as of March 31, 2024 are classified as non-current liabilities on GSWC’s Balance Sheet.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million, subject to lender approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period after which BVES may borrow under the credit facility again. BVES’s pay-off period for its credit facility ends in August 2024. Accordingly, the $43.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of March 31, 2024.
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (Segment Reporting: Improvements to Reportable Segment Disclosures). The new standard enhances reportable segment disclosures and expands the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures of significant segment expenses. Registrant is currently evaluating the impact of this standard on its segment disclosures and will adopt the updated accounting guidance in the Annual Report on Form 10-K for the year ended December 31, 2024 and interim periods beginning in 2025.

Note 2 — Revenues
Most of Registrant’s revenues are derived from contracts with customers, including tariff-based revenues from its regulated utilities at GSWC and BVES. ASUS’s initial firm fixed-price long-term contracts with the U.S. government are considered service concession arrangements under ASC 853, Service Concession Arrangements. ASUS’s military base contracts consist primarily of 50-year contracts and one 15-year contract with the U.S. government. Accordingly, the services under these contracts are accounted for under Topic 606—Revenue from Contracts with Customers, and the water and/or wastewater systems are not recorded as Property, Plant and Equipment on Registrant’s balance sheets.
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three months ended March 31, 2024 and 2023, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Water:
Tariff-based revenues	$84,661	$100,541
CPUC-approved surcharges (cost-recovery activities)	547	317
Other	582	737
Water revenues from contracts with customers	85,790	101,595
WRAM under/(over)-collection (alternative revenue program)	4,475	11,117
Total water revenues (1)	90,265	112,712

Electric:
Tariff-based revenues	12,673	13,063
CPUC-approved surcharges (cost-recovery activities)	74	149
Electric revenues from contracts with customers	12,747	13,212
BRRAM under/(over)-collection (alternative revenue program)	(542)	(308)
Total electric revenues	12,205	12,904

Contracted services:
Water	21,567	22,488
Wastewater	11,214	13,319
Contracted services revenues from contracts with customers	32,781	35,807

Total AWR revenues	$135,251	$161,423
(1) Water revenues for the three months ended March 31, 2023 include approximately $30 million, which represents the impact of retroactive new rates for the full year of 2022 as a result of a proposed decision issued by the CPUC in April 2023 on GSWC's general rate case (Note 3).
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Unbilled receivables	$13,854	$9,693
Receivable from the U.S. government	$84,573	$91,489
Contract assets	$14,484	$14,378
Contract liabilities	$653	$1,352
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

Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the three months ended March 31, 2024, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the three months ended March 31, 2024 from performance obligations satisfied in previous periods were also not material.
As of March 31, 2024, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.0 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 15 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2024, GSWC and BVES had approximately $62.8 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $73.7 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $5.6 million of net regulatory assets relates to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, (iii) $3.7 million of net regulatory liabilities relates to the overfunded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) $6.2 million of regulatory assets relate to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	March 31, 2024	December 31, 2023
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$50,010	$52,795
Water revenue adjustment mechanism, net of modified cost balancing account	47,529	41,545
Asset retirement obligations	7,258	7,099
Flowed-through deferred income taxes, net	4,348	3,190
Low income rate assistance balancing accounts	6,846	5,763
Other regulatory assets	10,600	10,661
Excess deferred income taxes	(69,878)	(70,189)
Pensions and other post-retirement obligations	(4,861)	(4,867)
Other regulatory liabilities	(304)	(268)
Total GSWC	$51,548	$45,729
BVES
Derivative instrument memorandum account (Note 5)	6,168	2,360
Wildfire mitigation and other fire prevention related costs memorandum accounts	18,638	17,716
Electric supply cost adjustment mechanism	2,268	2,583
Other regulatory assets	7,795	7,697
Other regulatory liabilities	(8,848)	(6,578)
Total AWR	$77,569	$69,507
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2023.

Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determines new water rates for the years 2022–2024. The new rates approved were retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of March 31, 2024, there is an aggregate cumulative amount of $50.0 million under-collection in the general rate case memorandum accounts that GSWC has recorded as regulatory assets for retroactive water revenues.
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
As of March 31, 2024, GSWC had an aggregated net regulatory asset of $47.5 million, which is comprised of a $50.0 million under-collection in the WRAM accounts and a $2.5 over-collection in the MCBA accounts. During the three months ended March 31, 2024, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $8.0 million that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. On March 15, 2024, GSWC filed an advice letter to recover all pre-2024 WRAM/MCBA balances. The surcharges were effective May 1, 2024.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of March 31, 2024, there were no significant WRAM under-collections that were estimated to be collected over more than 24 month period.
BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for BVES through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of March 31, 2024, BVES had approximately $12.5 million in incremental vegetation management costs recorded as a regulatory asset. BVES has requested recovery of these costs in its general rate case application filed with the CPUC in August 2022 for future recovery. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. The OEIS has approved and the CPUC has ratified BVES’s 2023-2025 WMP. As of March 31, 2024, BVES has approximately $6.2 million related to expenses accumulated in its other WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other incremental costs incurred through March 31, 2024 as a result of BVES’s WMPs are not currently in rates and are being addressed for future recovery in BVES’s general rate case application. These costs are subject to review during BVES’s general rate case proceeding.
Other Regulatory Assets:
Other regulatory assets represent costs incurred by GSWC or BVES for which they have received or expect to receive rate recovery in the future. Registrant believes that these regulatory assets are supported by regulatory rules and decisions, past practices, and other facts or circumstances that indicate recovery is probable. If the CPUC determines that a portion of either GSWC’s or BVES’s regulatory assets are not recoverable in customer rates, the applicable entity must determine if an asset impairment has occurred that requires it to write down the regulatory asset to the amount that is probable of recovery.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income	$23,135	$34,407
Less: impact from participating securities	56	87
Total income available to common shareholders	$23,079	$34,320

Weighted average Common Shares outstanding, basic	37,030	36,968

Basic earnings per Common Share	$0.62	$0.93
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of March 31, 2024 and 2023 under these plans.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Common shareholders earnings, basic	$23,079	$34,320
Undistributed earnings for dilutive stock options and restricted stock units	17	50
Total common shareholders earnings, diluted	$23,096	$34,370

Weighted average Common Shares outstanding, basic	37,030	36,968
Stock-based compensation (1)	77	79
Weighted average Common Shares outstanding, diluted	37,107	37,047

Diluted earnings per Common Share	$0.62	$0.93

(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 128,668 and 106,817 restricted stock units, including performance awards to officers of the Company at March 31, 2024 and 2023, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three months ended March 31, 2024, AWR sold 227,981 Common Shares through its ATM offering program and raised proceeds of $16.2 million, net of $247,000 in commissions paid (Note 1). During the three months ended March 31, 2024 and 2023, AWR also issued 20,290 and 14,043 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the three months ended March 31, 2024 and 2023, AWR paid $1.1 million and $883,000, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the three months ended March 31, 2024 and 2023, GSWC paid $1.0 million and $808,000, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2024 and 2023, AWR paid quarterly dividends of approximately $15.9 million, or $0.4300 per share, and $14.7 million, or $0.3975 per share, respectively. GSWC did not pay a dividend to AWR during the three months ended March 31, 2024. During the three months ended March 31, 2023, GSWC paid dividends of $24.7 million to AWR. During the three months ended March 31, 2023, GSWC issued one Common Share to AWR for $10.0 million. Proceeds from the stock issuance were used to pay down a portion of intercompany borrowings owed to AWR.

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
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of March 31, 2024, there was a $6.2 million derivative liability at fair value for the derivatives in the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of March 31, 2024 was 653,396 megawatt hours.
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
To value the derivatives in the purchase power contracts, BVES utilizes various inputs that include quoted market prices for energy over the duration of the contracts. The market prices used to determine the fair value for the derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives within BVES’s purchase power contracts have been classified as Level 3 for all periods presented.
The following table presents changes in the fair value of the Level 3 derivatives for the three months ended March 31, 2024 and 2023. The change in fair value was due to the change in market energy prices during the three months ended March 31, 2024 and 2023.

	For The Three Months Ended March 31,
(dollars in thousands)	2024	2023
Fair value at beginning of the period	$(2,360)	$11,847
Unrealized (losses) gains on purchase power contracts	(3,808)	(5,178)
Fair value at end of the period	$(6,168)	$6,669
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $36.2 million as of March 31, 2024 and $34.1 million as of December 31, 2023. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.

The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of March 31, 2024 and December 31, 2023 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$578,932	$549,031	$579,047	$556,214

	March 31, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$543,932	$516,176	$544,047	$522,883

__________________
(1) Excludes debt issuance costs of approximately $3.0 million and $3.1 million as of March 31, 2024 and December 31, 2023, respectively.
(2) Excludes debt issuance costs of approximately $2.9 million and $3.0 million as of March 31, 2024 and December 31, 2023, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 24.2% and 23.8% for the three months ended March 31, 2024 and 2023, respectively. GSWC’s ETR was 24.7% and 24.5% for the three months ended March 31, 2024 and 2023, respectively.
The AWR and GSWC ETRs differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As regulated utilities, GSWC and BVES treat certain temporary differences as being flowed-through to customers in computing their income tax expense consistent with the income tax method used in their CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and thus impact the ETR.
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2024 and 2023 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$850	$846	$32	$33	$358	$312
Interest cost	2,550	2,513	23	25	426	411
Expected return on plan assets	(3,009)	(2,623)	(142)	(120)	—	—
Amortization of prior service cost	108	108	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(263)	(240)	(4)	(8)
Net periodic benefits costs under accounting standards	499	844	(350)	(302)	780	715
Regulatory adjustments - deferred	—	(92)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$499	$752	$(350)	$(302)	$780	$715

In 2024, Registrant expects to contribute approximately $3.3 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended

March 31, 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $134,000. During the three months ended March 31, 2023, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $92,000. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. Over-collections are recorded as a reduction in revenues. As of March 31, 2024, GSWC and BVES had over-collections in their two-way pension balancing accounts of $1,231,000 and $368,000, respectively, that have been included as part of regulatory liabilities (Note 3).
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
As of March 31, 2024, the total amount spent to clean-up and remediate the plant site was approximately $6.6 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2024, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

	As Of And For The Three Months Ended March 31, 2024
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$90,265	$12,205	$32,781	$—	$135,251
Operating income (loss)	29,167	3,141	6,667	(1)	38,974
Interest expense (income), net	7,881	865	317	1,722	10,785
Net property, plant and equipment	1,771,683	145,289	16,722	—	1,933,694
Depreciation and amortization expense (1)	9,034	884	804	—	10,722
Income tax expense (benefit)	5,824	560	1,560	(548)	7,396
Capital additions	41,278	5,216	1,056	—	47,550

	As Of And For The Three Months Ended March 31, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$112,712	$12,904	$35,807	$—	$161,423
Operating income (loss)	40,239	3,631	7,296	(1)	51,165
Interest expense (income), net	5,494	573	227	1,323	7,617
Net property, plant and equipment	1,638,031	125,093	17,337	—	1,780,461
Depreciation and amortization expense (1)	9,606	748	849	—	11,203
Income tax expense (benefit)	8,910	701	1,685	(544)	10,752
Capital additions	42,005	6,652	680	—	49,337
(1)      Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $163,000 and $368,000 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, $212,000 of additional depreciation expense on GSWC’s transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC’s final decision in GSWC’s general rate case that resulted in an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	March 31,
	2024	2023
Total net property, plant and equipment	$1,933,694	$1,780,461
Other assets	359,202	279,911
Total consolidated assets	$2,292,896	$2,060,372

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion and analysis provides information on AWR’s consolidated operations and assets, and includes specific references to (i) GSWC, AWR’s regulated water utility segment, (ii) BVES, AWR’s regulated electric utility segment, (iii) ASUS and its subsidiaries, collectively, AWR’s contracted services segment, and (iv) AWR (parent) where applicable.
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares. The impact of the water general rate case including the retroactive rates related to the full year 2022 recorded during the three months ended March 31, 2023 resulting from the proposed decision on the water general rate case, and the impact from the estimates of revenues subject to refund recorded during the three months ended March 31, 2023 resulting from the pending costs of capital pending at that time have been excluded in this analysis when communicating AWR’s consolidated and water segment results for the three months ended March 31, 2024 and 2023 to help facilitate comparisons of Registrant’s performance from period to period.
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
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2023 filed with the SEC.
Water and Electric Segments:
GSWC’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California. BVES’ revenues, operating income and cash flows are primarily earned through delivering electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on invested capital.  GSWC and BVES plan to continue seeking additional rate increases from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027:
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. Among other things, GSWC requested capital budgets of approximately $611.4 million for the three-year capital cycle. GSWC also requested the continuation of mechanisms to accommodate fully decoupled revenues and sales, and track differences between recorded and CPUC-authorized supply-related expenses. The CPUC discontinued the use of the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) at water utilities after 2024. However, on September 30, 2022, the governor of California signed Senate Bill (“SB”) 1469 which allows Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. With the passage of SB 1469, GSWC’s request to continue using a revenue decoupling mechanism will be subject to CPUC approval. A decision in the water general rate case is scheduled for the fourth quarter of 2024, with new rates to become effective January 1, 2025. No assurance can be given that a decision will be received at such time.

Water General Rate Case for 2022–2024 and Changes in Rates for 2023 and 2024:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024 retroactive to January 1, 2022. The impact of retroactive rates for the full year of 2022 as well as the 2023 estimated second-year rate increases have been reflected in the results of operations for the three months ended March 31, 2023.
The third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the three months ended March 31, 2024 results. There was an increase in recorded water operating revenues of $5.2 million largely as a result of the third-year rate increases for 2024 that reflects, among other things, a higher revenue requirement for increases in recorded supply costs of $511,000, which combined is an increase of $0.09 per share. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment's profitability. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates and new 2023 rate increases went into effect on July 31, 2023. In October 2023, GSWC also filed with the CPUC to recover all retroactive rate amounts accumulated in memorandum accounts for the full 2022 year and for 2023 through July 30, 2023. Surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of March 31, 2024, there is an aggregate cumulative balance of $50.0 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets.
Cost of Capital (“COC”) Proceedings:
2021 COC Application:
GSWC filed its last cost of capital application with the CPUC in May 2021. On June 29, 2023, the CPUC adopted a final decision that, among other things, allowed for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024. The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. For the period from October 1, 2022 through September 30, 2023, the Moody’s Aa utility bond rate increased by 139.7 basis points from the benchmark, which triggered a WCCM adjustment and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
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
Electric General Rate Case for the years 2023–2026:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. Electric revenues billed to customers for 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. When a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. A proposed decision was issued that extends the statutory deadline of the general rate case to September 30, 2024. Therefore, a decision on the general rate case is scheduled to be issued by the end of the third quarter of 2024. No assurance can be given that a decision will be received at such time.
Among other things, BVES requested (i) capital budgets of approximately $62.0 million for the four-year rate cycle, and another $6.2 million for a large line replacement capital project to be filed for revenue recovery through an advice letter when the project is completed, and (ii) a capital structure for BVES of 61.8% equity and 38.2% debt, a return on equity of 11.25%, an embedded cost of debt of 5.51%, and a return on rate base of 9.05%. Included in the general rate case application is a request for recovery of all capital expenditures and other incremental costs incurred over the last few years in connection with BVES’s wildfire mitigation plans that are currently not included in customer rates. These costs are subject to review by the CPUC during the general rate case proceeding.

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
In August and September of 2023, ASUS was awarded new contracts with the U.S. government to serve two military bases for which operations began in April 2024. After completion of the transition periods, ASUS has begun operating the water and wastewater utility systems at Naval Air Station Patuxent River in Maryland under a 50-year privatization contract with the U.S. government and at Joint Base Cape Cod in Massachusetts under a 15-year contract with the U.S. government. Operations commenced at Naval Air Station Patuxent River on April 1, 2024. The value of this contract is estimated at approximately $349 million over a 50-year period and is subject to an inventory adjustment and annual economic price adjustments. Operations at Joint Base Cape Cod commenced on April 15, 2024. Under this contract, ASUS will perform work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value to ASUS of $75 million subject to adjustments as task orders are issued. In April 2024, the U.S. government awarded a task order to ASUS valued at $4.1 million for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2024	3/31/2023	CHANGE
Water	$0.48	$0.74	$(0.26)
Electric	0.05	0.06	(0.01)
Contracted services	0.13	0.15	(0.02)
AWR (parent)	(0.03)	(0.02)	(0.01)
Consolidated diluted earnings per share, as recorded (GAAP)	0.62	0.93	(0.31)
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the decision in the water general rate case*	—	(0.38)	0.38
Impact of estimated revenues subject to refund recorded in 2023*	—	0.05	(0.05)
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$0.62	$0.60	$0.02
Water diluted earnings per share, as adjusted (Non-GAAP)*	$0.48	$0.41	$0.07
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* All adjustments to 2023’s recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude both the impact of the water general rate case proposed decision that included retroactive rates related to the full year of 2022, and the impact of lower revenues due to the recording of estimates related to revenues subject to refund shown separately in the table above. Lower revenues were recorded during the three months ended March 31, 2023 related to an estimate of revenues subject to refund recorded at that time from the pending cost of capital proceeding that were subsequently reversed in June 2023 upon receiving the final decision in this proceeding that made all adjustments to rates prospective.
For the three months ended March 31, 2024, AWR’s recorded consolidated diluted earnings were $0.62 per share, as compared to $0.93 per share for the same period in 2023, a decrease of $0.31 per share, which include: (i) the impact of the water general rate case, largely from the impact of retroactive new rates related to the full 2022 year, of $0.38 per share as a result of receiving a proposed decision in the water general rate case, and (ii) the impact of approximately $0.05 per share resulting from estimated revenues subject to refund related to the pending cost of capital proceeding at that time, both shown separately in the table above. The $0.05 per share of estimated revenues subject to refund consisted of $0.03 per share related to the first quarter of 2023 and $0.02 per share related to the incremental impact from recording the retroactive rates for the full year of 2022 in the first quarter of 2023. Excluding these items from the first quarter of 2023, adjusted consolidated diluted earnings were $0.60 per share, compared to adjusted and recorded consolidated earnings of $0.62 per share for the three months ended March 31, 2024.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended March 31, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q1 2024	Q1 2023	Q1 2024	Q1 2023	Q1 2024	Q1 2023	Q1 2024	Q1 2023	Q1 2024	Q1 2023
Operating income (loss) (Note 10)	$29,167	$40,239	$3,141	$3,631	$6,667	$7,296	$(1)	$(1)	$38,974	$51,165
Other (income) and expenses, net	5,549	3,866	839	560	333	257	1,722	1,323	8,443	6,006
Income tax expense (benefit)	5,824	8,910	560	701	1,560	1,685	(548)	(544)	7,396	10,752
Net income (loss)	$17,794	$27,463	$1,742	$2,370	$4,774	$5,354	$(1,175)	$(780)	$23,135	$34,407
Weighted Average Number of Diluted Shares	37,107	37,047	37,107	37,047	37,107	37,047	37,107	37,047	37,107	37,047
Diluted earnings (loss) per share	$0.48	$0.74	$0.05	$0.06	$0.13	$0.15	$(0.03)	$(0.02)	$0.62	$0.93
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.

Water Segment:
For the three months ended March 31, 2024, recorded diluted earnings from the water utility segment were $0.48 per share, as compared to $0.74 per share for the same period in 2023, a decrease of $0.26 per share. Excluding the impact of the water general rate case including retroactive new rates related to the full 2022 year of $0.38 per share as a result of receiving a proposed decision in the water general rate case, and the impact of approximately $0.05 per share resulting from estimated revenues subject to refund related to the pending cost of capital proceeding at the time, adjusted diluted earnings for the first quarter of 2023 at the water segment were $0.41 per share, as compared to adjusted and recorded diluted earnings of $0.48 per share for the first quarter of 2024, an adjusted increase at the water segment of $0.07 per share, or a 17.1% increase, due largely to the following items:
•An increase in water operating revenues of approximately $5.2 million was largely a result of the third-year rate increases related to the three months ended March 31, 2024. The increase in water revenues during the first quarter of 2024 represents the difference from the third-year rate increases compared to the estimated second-year rate increases recorded during the three months ended March 31, 2023 as a result of receiving a proposed decision in the water general rate case at that time.
•An increase in water supply costs of $511,000, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage and an increase in overall actual supply costs in 2024. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $862,000 (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting largely from higher outside-services costs and insurance costs, and (iii) property taxes; partially offset by decreases in the timing of other operation and maintenance expenses.
•An increase in interest expenses (net of interest income) of $1.6 million resulting primarily from an overall increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2023’s rates, as well as an increase in the level of regulatory assets recorded.
•An overall increase in other income (net of other expense) of $704,000 due primarily to an increase of $440,000 in the gains generated on investments held to fund one of the Company’s retirement plans for the three months ended March 31, 2024 compared to the same period in 2023, due to financial market conditions.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended March 31, 2024 as compared to the same period in 2023 that favorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.01 per share for the first quarter of 2024 as compared to the same period in 2023, largely resulting from not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.02 per share for the three months ended March 31, 2024 as compared to the same period in 2023, due to a decrease in construction activity largely resulting from the timing difference of when construction work was performed in 2024 as compared to the same period in 2023 and an overall increase in operating expenses, partially offset by an increase in management fee revenue resulting from the resolution of various economic price adjustments. The contracted services segment is expected to contribute $0.50 to $0.54 per share for the full 2024 year.

AWR (Parent):
For the three months ended March 31, 2024, diluted losses from AWR (parent) increased by $0.01 per share compared to the same period in 2023 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings under AWR’s revolving credit facility.
The following discussion and analysis for the three months ended March 31, 2024 and 2023 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$90,265	$112,712	$(22,447)	(19.9)%
Electric	12,205	12,904	(699)	(5.4)%
Contracted services	32,781	35,807	(3,026)	(8.5)%
Total operating revenues	135,251	161,423	(26,172)	(16.2)%

OPERATING EXPENSES
Water purchased	13,761	14,304	(543)	(3.8)%
Power purchased for pumping	2,832	2,354	478	20.3%
Groundwater production assessment	4,854	3,833	1,021	26.6%
Power purchased for resale	4,332	4,986	(654)	(13.1)%
Supply cost balancing accounts	(608)	11,566	(12,174)	(105.3)%
Other operation	9,623	10,116	(493)	(4.9)%
Administrative and general	25,347	23,547	1,800	7.6%
Depreciation and amortization	10,722	11,203	(481)	(4.3)%
Maintenance	3,225	3,150	75	2.4%
Property and other taxes	6,487	6,295	192	3.1%
ASUS construction	15,702	18,904	(3,202)	(16.9)%
Total operating expenses	96,277	110,258	(13,981)	(12.7)%

OPERATING INCOME	38,974	51,165	(12,191)	(23.8)%

OTHER INCOME AND EXPENSES
Interest expense	(12,855)	(9,481)	(3,374)	35.6%
Interest income	2,070	1,864	206	11.1%
Other, net	2,342	1,611	731	45.4%
	(8,443)	(6,006)	(2,437)	40.6%

INCOME BEFORE INCOME TAX EXPENSE	30,531	45,159	(14,628)	(32.4)%

Income tax expense	7,396	10,752	(3,356)	(31.2)%

NET INCOME	$23,135	$34,407	$(11,272)	(32.8)%

Basic earnings per Common Share	$0.62	$0.93	$(0.31)	(33.3)%

Fully diluted earnings per Common Share	$0.62	$0.93	$(0.31)	(33.3)%

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
Water
For the three months ended March 31, 2024, revenues from water operations decreased by $22.4 million to $90.3 million as compared to the same period in 2023. The decrease in water revenues was largely due to the impact of retroactive rates related to the full 2022 year of approximately $30 million recorded in the first quarter of 2023, partially offset by the increase in water revenues during the first quarter of 2024 that represents the third-year rate increases recorded during the three months period ended March 31, 2024 as compared to the second-year rate increases for the same period in 2023.
Billed water consumption for the first quarter of 2024 was higher by approximately 3.2% as compared to the same period in 2023 due primarily to lower amounts of seasonal precipitation in the first quarter of 2024 as compared to first quarter of 2023. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended March 31, 2024 decreased by $699,000 to $12.2 million due, in large part, to the decision in the water general rate case proceeding that updated the costs allocated from the general corporate office to the electric segment retroactive to January 1, 2022. The decision authorized an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated and recorded to the electric segment in 2023 related to 2022 also included a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings.
Electric usage for the first quarter of 2024 was lower by 2.1% compared to the same period in 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended March 31, 2024, revenues from contracted services decreased by $3.0 million to $32.8 million as compared to $35.8 million for the same period in 2023. The decrease was largely resulting from timing difference of when construction work was performed in 2024 as compared to the same period of 2023, partially offset by an overall increase in management fees from economic price adjustments and transition revenues at the new bases.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications, agreements with third-party prime contractors for new construction projects at the military bases served and task order agreements. Earnings and cash flows from modifications to the initial 15- and 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects, which may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 26.1% and 33.6% of total operating expenses for the three months ended March 31, 2024 and 2023, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended March 31, 2024 and 2023 were approximately 40% and 42%, respectively. The decrease in the actual percentage of purchased water resulted primarily from wells coming back on-line that had previously been out of service. This trend is expected to be consistent during the remainder of the year.

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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended March 31, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water purchased	$13,761	$14,304	$(543)	(3.8)%
Power purchased for pumping	2,832	2,354	478	20.3%
Groundwater production assessment	4,854	3,833	1,021	26.6%
Water supply cost balancing accounts *	(17)	12,625	(12,642)	(100.1)%
Total water supply costs	$21,430	$33,116	$(11,686)	(35.3)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(608,000) and $11.6 million for the three months ended March 31, 2024 and 2023, respectively.
Purchased water costs for the first quarter of 2024 decreased to $13.8 million as compared to $14.3 million for the same period in 2023 primarily due to a decrease in purchased water resulting from wells coming back online, partially offset by increases in wholesale water costs. The increases in power purchased for pumping and groundwater production assessments are also as a result of wells coming back online and an overall increase in well production compared to the same period in 2023, as well as increases in electricity provider rates and increases in pump tax rates.
For the three months ended March 31, 2024, the water supply cost balancing account had a $17,000 under-collection as compared to a $12.6 million over-collection during the same period in 2023. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the proposed decision received in the water general rate case proceeding recorded in 2023. The over-collection recorded in 2023 included the full year impact of 2022 that reflected the new adopted supply costs retroactive to January 1, 2022. In addition, the increase in under-collection was attributed to an increase in customer water usage and increases in overall actual supply costs in 2024.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended March 31, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Power purchased for resale	$4,332	$4,986	$(654)	(13.1)%
Electric supply cost balancing account *	(591)	(1,059)	468	(44.2)%
Total electric supply costs	$3,741	$3,927	$(186)	(4.7)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(608,000) and $11.6 million for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024, the cost of power purchased for resale to BVES’s electric customers decreased by $654,000 to $4.3 million as compared to $5.0 million during the same period in 2023 due to a decrease in customer usage and lower average prices per megawatt-hour that include all fixed costs. The average price per megawatt-hour, including fixed costs, decreased from $94.73 for the three months ended March 31, 2023 to $81.66 for the same period in 2024. The under-collection in the electric supply cost balancing account decreased by $468,000 as compared to the three months ended March 31, 2023 due to lower customer usage.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended March 31, 2024 and 2023, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$6,580	$7,271	$(691)	(9.5)%
Electric Services	989	1,059	(70)	(6.6)%
Contracted Services	2,054	1,786	268	15.0%
Total other operation	$9,623	$10,116	$(493)	(4.9)%
The decrease in other operation expenses at the water segment was primarily due to lower transportation and equipment expenses, as well as timing differences in spending under GSWC’s water conservation programs. In addition, as a result of receiving in April 2023 the proposed decision in the water general rate case, the three months ended March 31, 2023 included a cumulative depreciation adjustment for 2022 of $212,000 on GSWC’s transportation equipment, which is recorded in other operation expenses.
The increase in other operation expenses at the contracted services segment was due primarily to higher operation-related labor, water treatment chemicals, and vehicle-related services.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$16,977	$15,381	$1,596	10.4%
Electric Services	2,483	2,673	(190)	(7.1)%
Contracted Services	5,886	5,492	394	7.2%
AWR (parent)	1	1	—	—%
Total administrative and general	$25,347	$23,547	$1,800	7.6%
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-services costs, labor and employee-related expenses, and insurance costs. Also, recorded during the three months ended March 31, 2023 was a reduction of approximately $447,000 to reflect the proposed decision in the water general rate case that authorized the one-time recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses decreased at the electric segment primarily due to the 2023 increase in general corporate office expenses allocated to the electric segment retroactive to 2022 that included a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings, partially offset by higher outside service and labor costs.
Administrative and general expenses increased at the contracted services segment due to an increase in labor, general liability insurance, and travel-related costs.

Depreciation and Amortization
For the three months ended March 31, 2024 and 2023, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$9,034	$9,606	$(572)	(6.0)%
Electric Services	884	748	136	18.2%
Contracted Services	804	849	(45)	(5.3)%
Total depreciation and amortization	$10,722	$11,203	$(481)	(4.3)%
The overall decrease in depreciation and amortization expenses is primarily due to the retroactive impact for the full year of 2022 of $576,000 recorded in first quarter of 2023 as a result of receiving a proposed decision in the water general rate case as well as asset retirements and fully depreciated assets at the water segment, partially offset by an increase to depreciation and amortization expense attributed to additions to utility plant and other fixed assets at both regulated utilities.
Maintenance
For the three months ended March 31, 2024 and 2023, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$1,828	$1,960	$(132)	(6.7)%
Electric Services	373	321	52	16.2%
Contracted Services	1,024	869	155	17.8%
Total maintenance	$3,225	$3,150	$75	2.4%
Overall maintenance expense decreased at water segments due to lower planned and unplanned maintenance costs as compared to the same period in 2023 some of which is due to timing.
Overall maintenance expense increased at electric and contracted services segments due to higher planned and unplanned maintenance costs as compared to the same period in 2023.
Property and Other Taxes
For the three months ended March 31, 2024 and 2023, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$5,249	$5,139	$110	2.1%
Electric Services	594	545	49	9.0%
Contracted Services	644	611	33	5.4%
Total property and other taxes	$6,487	$6,295	$192	3.1%
Property and other taxes increased at both regulated utilities primarily due to an increase in property taxes resulting from an increase in capital additions and higher assessed values. Also, during the first quarter of 2023, additional franchise fee expense of $228,000 was recognized that reflected the impact of having recorded the full year of 2022 water revenues as a result of the proposed decision that was retroactive to January 1, 2022.
ASUS Construction
For the three months ended March 31, 2024, construction expenses for contracted services were $15.7 million, a decrease of $3.2 million compared to the same period in 2023 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed in 2024 as compared to the same period of 2023.

Interest Expense
For the three months ended March 31, 2024 and 2023, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$9,392	$6,922	$2,470	35.7%
Electric Services	1,196	834	362	43.4%
Contracted Services	520	416	104	25.0%
AWR (parent)	1,747	1,309	438	33.5%
Total interest expense	$12,855	$9,481	$3,374	35.6%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to the same period in 2023 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities, as well as an overall increase in average interest rates.
Interest Income
For the three months ended March 31, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$1,511	$1,428	$83	5.8%
Electric Services	331	261	70	26.8%
Contracted Services	203	189	14	7.4%
AWR (parent)	25	(14)	39	*
Total interest income	$2,070	$1,864	$206	11.1%
*not meaningful
For the three months ended March 31, 2024, overall interest income increased by $206,000 as compared to the same period in 2023 due primarily to higher interest income earned on regulatory assets at the regulated utilities bearing interest at the current 90-day commercial-paper rates, which have increased compared to rates in 2023, as well as an overall increase in regulatory assets recorded. Also, as a result of receiving the proposed decision in the water general rate case in 2023, $393,000 of interest income was recorded in the first quarter of 2023 related to regulatory assets for the full year of 2022 as the decision was retroactive to January 1, 2022.
Other Income and (Expenses), net
For the three months ended March 31, 2024 and 2023, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$2,332	$1,628	$704	43.2%
Electric Services	26	13	13	100.0%
Contracted Services	(16)	(30)	14	(46.7)%
Total other income and (expenses), net	$2,342	$1,611	$731	45.4%
For the three months ended March 31, 2024, other expenses (net of other income) increased mostly because of gains of $2.1 million recorded on investments held to fund one of the Company’s retirement plans, compared to gains of $1.6 million recorded in 2023. In addition, there was a decrease in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits in 2024 as compared to the same period in 2023. As a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the three months ended March 31, 2024 and 2023, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ CHANGE	% CHANGE
Water Services	$5,824	$8,910	$(3,086)	(34.6)%
Electric Services	560	701	(141)	(20.1)%
Contracted Services	1,560	1,685	(125)	(7.4)%
AWR (parent)	(548)	(544)	(4)	0.7%
Total income tax expense	$7,396	$10,752	$(3,356)	(31.2)%
Consolidated income tax expense for the three months ended March 31, 2024 decreased by $3.4 million primarily due to a decrease in pretax income as compared to the same period in 2023. AWR’s ETR was 24.2% and 23.8% for the three months ended March 31, 2024 and 2023, respectively. GSWC’s ETR was 24.7% and 24.5% for the three months ended March 31, 2024 and 2023, respectively.

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those that are important to the portrayal of Registrant’s financial condition, results of operations and cash flows and require the most difficult, subjective or complex judgments of Registrant’s management. The need to make estimates about the effect of items that are uncertain is what makes these judgments difficult, subjective and/or complex. Management makes subjective judgments about the accounting and regulatory treatment of many items. These judgments are based on Registrant’s historical experience, terms of existing contracts, its observance of trends in the industry, and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.
The critical accounting policies used in the preparation of Registrant’s financial statements are ones that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $723.2 million was available for GSWC to pay dividends to AWR on March 31, 2024. Approximately $74.1 million was available for BVES to pay dividends to AWR as of March 31, 2024. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the first quarter of 2024, AWR sold 227,981 Common Shares through this ATM offering program and raised proceeds of $16.2 million, net of $247,000 in commissions paid under the terms of the Equity Distribution Agreement. The net proceeds raised during the first quarter of 2024 were used to pay down outstanding borrowings under AWR’s credit facility. As of March 31, 2024, approximately $183.5 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may currently be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under its credit facilities were $130.5 million and $164.0 million, respectively, as of March 31, 2024.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million, subject to lender approval. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period after which BVES may again borrow under this facility. BVES’s pay-off period for its credit facility ends in August 2024. Accordingly, the $43.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of March 31, 2024.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES will consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $105.0 million and $40.0 million, respectively, remaining available that provides for long-term financing and which are expected to be used over the next 6-18 months to pay down portions of the outstanding borrowings under the respective credit facilities.
On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval from the CPUC, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. In June 2023, BVES filed a new financing application with the CPUC that is also pending approval, and that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $120.0 million. The CPUC issued a ruling on January 8, 2024 on BVES’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. A proposed decision has yet to be issued by the CPUC as of the date of this filing.
Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On May 6, 2024, AWR’s Board of Directors approved a second quarter dividend of $0.43 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 3, 2024 to shareholders of record at the close of business on May 20, 2024. Registrant has paid Common Share dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 69 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 9.4% over the last five calendar years. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2023.
ASUS funds its operating expenses primarily through internal operating sources, which include U.S. government funding under 15- and 50-year contracts for operations and maintenance costs and construction activities, as well as investments by, or loans from, AWR. ASUS, in turn, provides funding to its subsidiaries. ASUS’s subsidiaries may also from time to time provide funding to ASUS or other subsidiaries of ASUS.
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $45.8 million for the three months ended March 31, 2024 as compared to $7.0 million for the same period in 2023. The increase in operating cash flows was largely due to the implementation of new CPUC-approved billed water rates and surcharges in the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. With the delay in receiving the water general rate case decision, billed water revenues in 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation. GSWC filed for the implementation of the CPUC-approved rate increases that went into effect in July 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the CPUC approved rate increases for 2022 and 2023, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic.

Finally, the change in operating cash flows were also due to a 3.2% increase in billed water consumption, the differences in the timing of vendor payments and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These increases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $47.4 million for the three months ended March 31, 2024 as compared to $49.2 million for the same period in 2023, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2024, the regulated utilities’ company-funded capital expenditures are expected to be between $160 million and $200 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, (iii) the proceeds from unsecured revolving credit facilities for AWR, GSWC and BVES, and (iv) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s credit facility are primarily used to support AWR parent and its contracted services subsidiary, and borrowings on GSWC and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. AWR may also from time to time make equity contributions to GSWC and to BVES. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.
Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2024 as compared to cash provided of $38.3 million during the same period in 2023. The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowing activities in 2024 necessary to support operations as compared to the same period in 2023 due, in large part, to an increase in cash flows from operating activities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which, in turn, used the proceeds to pay down outstanding borrowings under its credit facility. During the three months ended March 31, 2024, AWR had a net increase in borrowings on its credit facilities of $4.0 million to support operations and capital expenditures, while during the three months ended March 31, 2023, AWR used the proceeds from the issuance of long-term debt that resulted in a net payment on its credit facilities of $77.0 million.
In addition, for the three months ended March 31, 2024, AWR sold 227,981 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $16.1 million.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by, among other things, factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers due to the lingering effects of the COVID-19 pandemic. For further information regarding the risks faced by Registrants, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2023.

GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments from its parent, AWR, to help fund a portion of its operations and construction expenditures. GSWC has its own separate credit agreement that provides for a $200.0 million unsecured revolving credit facility to support GSWC’s operations and capital expenditures. GSWC’s borrowing capacity under this credit agreement may be expanded up to an additional $75.0 million, subject to the lenders’ approval.
The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its credit facility will also be required to be paid-off in full within a 24-month period after which GSWC may continue to borrow under this facility. GSWC’s next pay-off period ends in June 2025. Under the current financing application authorized by the CPUC, GSWC has $105.0 million remaining available that provides for long-term financing and which are expected to be used over the next 6-18 months to pay down portions of the outstanding borrowings under GSWC’s credit facility. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $31.0 million for the three months ended March 31, 2024 as compared to $10.9 million for the same period in 2023.  The increase in operating cash flow was due primarily to the implementation of new CPUC-approved billed water rates and surcharges in the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The increase was also due to a 3.2% increase in billed water consumption and differences in the timing of vendor payments. These increases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $41.1 million for the three months ended March 31, 2024 as compared to $41.8 million for the same period in 2023, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $14.4 million for the three months ended March 31, 2024 as compared to $31.4 million net cash provided for the same period in 2023.  The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowing levels necessary to support water operations affected by an increase in cash flows from operating activities and to support, among other things, the capital expenditures program at GSWC.
In addition, in January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” section of the Registrant’s Form 10-K for the year ended December 31, 2023 filed with the SEC for a discussion of contractual obligations and other commitments.
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
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2022 and from January 1, 2023 through July 30, 2023 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision on its water general rate case application that determined new rates for 2022 and 2023 and are effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the estimated second-year 2023 rate increases were reflected in the results for the three months of 2023. In addition, the third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the three months ended March 31, 2024 results.

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
Cost of Capital Proceeding
In June 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure; (ii) adopts a cost of debt of 5.1% for GSWC as compared to 6.6% previously authorized; (iii) adopts a return on equity of 8.85% for GSWC as compared to 8.9% previously authorized; (iv) allows for the continuation of the WCCM through December 31, 2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the final decision issued in June 2023, all adjustments to rates were prospective and not retroactive. In June 2023, GSWC filed an advice letter to establish the WCCM for 2023, which was approved by the CPUC and increased GSWC’s 8.85% adopted return on equity to 9.36%. GSWC filed an advice letter that implemented the new cost of capital effective July 31, 2023.
In October 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
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
Final Decision in the First Phase of the Low-Income Affordability Rulemaking:
In August 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan. This decision also addressed other issues, including mandating discontinuance of the WRAM and the MCBA that would be effective for years after 2024. However, on September 30, 2022, the governor of California signed SB 1469 that allows Class A water utilities, including GSWC, to continue requesting the use of a full revenue decoupling mechanism in their general rate case. With the passage of SB 1469, GSWC was able to request the continued use of a full revenue decoupling mechanism, similar to the WRAM in its general rate case application filed on August 14, 2023 that establishes new rates for the years 2025 – 2027. GSWC’s request to continue using a full revenue decoupling mechanism in its general rate case is subject to CPUC approval.
In October 2020, GSWC, three other investor-owned water utilities (“IOWUs”) operating in California, and the California Water Association (“CWA”) filed applications with the CPUC for rehearing on the discontinuation of the WRAM and MCBA, which the CPUC denied. GSWC, the three other IOWUs and CWA each separately filed a petition with the California Supreme Court to review the CPUC’s decision revoking prior authorization of the WRAM and MCBA. In May 2022, the Court granted the petition for writ of review. The Court ordered GSWC, along with the other IOWUs and CWA, to file opening briefs, which were filed in September 2022. The CPUC’s answer to the opening briefs was originally due by November 2022; however, as a result of SB 1469, in October 2022 the CPUC filed a motion to dismiss the IOWUs and CWA’s petition with the Court, and also requested that the Court suspend the proceeding schedule until it rules on the motion to dismiss. The Court granted the CPUC’s request to suspend the proceeding schedule. In November 2022, the Court denied the CPUC’s motion to dismiss and established a new proceeding schedule whereby the CPUC filed their answer brief on December 9, 2022 and the IOWUs filed their reply brief in January 2023. In April 2024, the Court scheduled an oral argument session for May 8, 2024. GSWC anticipates a decision from the Court before the end of this calendar year. At this time, management cannot predict the final outcome of this matter.
San Juan Oaks Mutual Acquisition:
In August 2023, GSWC entered into an agreement to purchase the water and wastewater system assets from San Juan Oaks Mutual Water Company (“SJO Mutual”) in San Benito County, California. The new master-planned community, known as San Juan Oaks, will serve up to an estimated 1,300 customers once the community is built as planned. The transaction is subject to CPUC approval. In December 2023, GSWC filed an application to establish the new service area and to set water and sewer rates for the San Juan Oaks service area in San Benito County, California. On March 26, 2024, the CPUC issued a scoping ruling that established a schedule that provides for a final decision by October 2024.
Electric Segment:
Recent Changes in Rates
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for 2023 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Because new rates are expected to be retroactive to January 1, 2023, when a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. A proposed decision was issued that extends the statutory deadline of the general rate case to September 30, 2024. A decision on the general rate case is scheduled to be issued by the end of the third quarter of 2024.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of other regulatory matters.

Environmental Matters
AWR’s subsidiaries are subject to stringent environmental regulations. GSWC is required to comply with the safe drinking water standards established by the U.S. Environmental Protection Agency (“U.S. EPA”) and the Division of Drinking Water (“DDW”), under the State Water Resources Control Board (“SWRCB”). Under the Federal Safe Drinking Water Act and its implementing regulations, the U.S. EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction. The DDW, acting on behalf of the U.S. EPA, administers the U.S. EPA’s program in California. Similar state agencies administer these rules in the other states in which Registrant operates.
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
Drinking Water Maximum Contaminant Levels
On April 10, 2024, the U.S. EPA announced the final National Primary Drinking Water Regulation and established maximum contaminant levels (“MCLs”) for six per- and polyfluoroalkyl substances (“PFAS”) compounds in drinking water. The regulation established MCLs for Perfluorooctanoic Acid (“PFOA”), Perfluorooctanesulfonic Acid (“PFOS”), and several other contaminants with individual MCLs that range from 4 parts per trillion (“ppt”) to 10 ppt. In addition, the regulation established MCL for PFAS mixtures containing at least two of certain of the regulated PFAS compounds for the combined and co-occurring levels of PFAS in drinking water. The final rule requires public water systems to implement PFAS monitoring and reporting within three years (2027), and where exceedances are identified, to implement solutions within five years (2029) to reduce PFAS levels to below the MCLs. Currently, there are more than forty sources at GSWC that have exceeded one or more of the PFAS MCLs. These new MCLs are expected to increase GSWC’s capital investments and operations and maintenance expenses over the next five years. In addition, due to the volatility of the supply chain and demand for PFAS treatment components, both the capital investments and operations and maintenance expenses are likely to further increase. The CPUC has authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
On April 17, 2024, the SWRCB voted to adopt the final hexavalent chromium MCL of 10 parts per billion. The final rule is expected to be effective October 1, 2024. Depending on the size of the water system, water systems will have two to four years from the effective date to come into compliance with the MCL. Currently, there are approximately eight sources at GSWC that exceed or are within eighty percent of the MCL. These MCLs are also expected to increase GSWC’s capital investments and operations and maintenance expenses.
The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC for both PFAS compounds and hexavalent chromium.
Designation of PFOA and PFOS as CERCLA Hazardous Substances
On April 19, 2024, the U.S. EPA issued a final rule to designate PFOA and PFOS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). This designation is expected to increase GSWC’s water treatment and disposal costs. The CPUC has authorized GSWC to track incurred incremental expenses as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
Lead and Copper Rule Revisions
On December 16, 2021, the U.S. EPA announced the Lead and Copper Rule Revisions under an executive order with a compliance date of October 16, 2024. Additionally, the U.S. EPA announced its intention to develop a new proposed rule, the Lead and Copper Rule Improvements (“LCRI”) that will further strengthen the regulatory framework prior to the October 2024 compliance date. The proposed LCRI was published in November 2023, and the U.S. EPA has received a significant number of comments on the proposed rule. There are still many unknowns regarding the implementation of the rule. Some of the LCRI requirements may include timely replacement of customer lead service lines, corrosion control treatment, revised lead action levels and customer communications. The details of the requirements will be better understood once the LCRI is published and a final rule is approved.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2023.
The California Legislature passed two bills in 2018 that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will be required to meet by the year 2030 with interim milestones. A key milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the Governor into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The California SWRCB released a draft of the Conservation Regulation in mid-year 2023 followed by a revised draft in March 2024. The SWRCB is expected to consider the adoption of the regulation by August 2024. Water suppliers including GSWC have provided extensive comments to date on the draft regulation and will work with the State Agencies on the final regulation and its implementation. Each purveyor will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.
California’s 2022-23 water year ended on September 30, 2023 with improved water supply conditions. The water year began as a potentially fourth driest consecutive year of drought. However, a series of atmospheric storm events occurring during the first half of 2023 followed by Tropical Storm Hilary in August brought record breaking precipitation throughout California and the Southwest. At the start of 2023, California Department of Water Resources (“DWR”) initially set the California State Water Project (“SWP”) allocations at 5%. However, due to improved precipitation and snow levels experienced state-wide, DWR increased the SWP allocation to 100% on April 20, 2023, which is the first time the full contracted SWP allocation has been at this level since 2006.
Water year 2023-24, which began on October 1, 2023, started with below normal Sierra snowpack and precipitation. However, a series of atmospheric storm events in the first few months of 2024 have provided a promising outlook to the State’s supply conditions. The majority of the State’s reservoirs are nearing capacity with Lake Oroville at 89% of capacity and the Sierra snowpack at 127% of normal levels for the Northern Sierra. The SWP allocation was increased to 40% on April 23, 2024 from 30% as of March 22, 2024 after an initial value of only 10% set in December 2023. As of April 30, 2024, the U.S. Drought Monitor reported that none of California was in drought with only 3% identified as “abnormally dry” as compared to a year ago when 8% was in “moderate drought.”
Prolonged drought conditions continue on the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell in 2023. Reservoir levels have improved in 2024 with Lake Powell and Lake Mead combined water storage on April 9th up over 5 million acre feet as compared to a year ago. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). In December 2023, several California water agencies signed agreements with the Bureau to conserve up to 643,000 acre-feet of water in Lake Mead through 2025. This includes contracts with the Coachella Valley Water District, the Quechan Indian Tribe and the Imperial Irrigation District. Additional contracts are expected to be signed by the Palo Verde Irrigation District in cooperation with MWD in 2024. In 2026, operational agreements on how the Colorado River is managed expire. Reclamation is working with both the upper and lower states on a revised set of agreements and a draft is expected by the end of 2024. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requiring the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of climate change planning, risks and opportunities.

Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information technology to monitor and address these threats and attempted cyber-attacks that improve our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of cybersecurity matters.
New Accounting Pronouncements
Registrant is subject to newly issued requirements as well as changes in existing requirements issued by the Financial Accounting Standards Board. See Note 1 to the Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Registrant is exposed to certain market risks, including fluctuations in interest rates, commodity price risk primarily relating to changes in the market price of electricity at BVES, and other economic conditions. Market risk is the potential loss arising from adverse changes in prevailing market rates and prices.
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Registrant has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness, as of the end of the fiscal quarter covered by this report, of the design and operation of Registrant’s “disclosure controls and procedures” as defined in Rule 13a-15(e) and 15d-15(e) promulgated by the SEC under the Exchange Act. Based upon that evaluation, the CEO and the CFO concluded that Registrant’s disclosure controls and procedures, as of the end of such fiscal quarter, were adequate and effective to ensure that information required to be disclosed by Registrant in the reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2023 Annual Report on Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 – 31, 2024	6,780		$80.56	—	—
February 1 – 29, 2024	572		$76.37	—	—
March 1 – 31, 2024	10,178		$71.27	—	—
Total	17,530	(2)	$75.03	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On May 6, 2024, AWR’s Board of Directors approved a second quarter dividend of $0.43 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 3, 2024 to shareholders of record at the close of business on May 20, 2024.
(b)    There have been no material changes during the first quarter of 2024 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended March 31, 2024, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

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

4.3	Description of Common Shares incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K for the year ended December 31, 2023

4.4	Description of Debt Securities incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31,2021

10.1	Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8	Credit Agreement of American States Water Company dated June 28, 2023, as amended , incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for September 30, 2023

10.9	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.10	Credit Agreement of Golden State Water Company dated June 28, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.11	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.12	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 26, 2023 (2)

10.13
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 3, 2017 (2)

10.14	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.15	Form of 2024 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 15, 2024 (2)

10.16	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.17	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.18	Contract for Professional Services effective June 15, 2022 incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K filed on January 21, 2022 (2)

10.19	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.20	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.21	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.22	2024 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 29, 2024 (2)

10.23	Form of 2024 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 29, 2024 (2)

19.1	Insider Trading Policy

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 7, 2024