Form 10-Q
period 2024-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2024-08-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 37,457,199. As of August 5, 2024, all of the 171 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY
FORM 10-Q

INDEX

GLOSSARY OF TERMS

The following terms and acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
ASUS	American States Utility Services, Inc.
ATM	At-The-Market Offering Program
AWR	American States Water Company
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
Cal Advocates	Public Advocates Office of the California Public Utilities Commission
COC	Cost of Capital
CPUC	California Public Utilities Commission
CWA	California Water Association
DDW	Division of Drinking Water
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
gpcd	Gallons Per Capita Per Day
GSWC	Golden State Water Company
IOWU	Investor-Owned Water Utility
MCBA	Modified Cost Balancing Account
MCL	Maximum Contamination Level
Moody’s	Moody’s Investors Service
ODUS	Old Dominion Utility Services, Inc.
OEIS	Office of Energy Infrastructure Safety
ONUS	Old North Utility Services, Inc.
PFAS	Perfluoroalkyl Substances
PFOA	Perfluorooctanoic Acid
Projects	Storage System and the Bear Valley Solar Energy Project
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
Registrant	American States Water Company and Golden State Water Company
SB	Senate Bill
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SWRCB	State Water Resources Control Board
TUS	Terrapin Utility Services, Inc.
U.S.	United States
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

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
•the outbreak of pandemics, such as COVID-19, and other events may cause regionwide, statewide, nationwide or even global disruption, which could impact our businesses, operations, cash flows or financial results;
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
•risks of inadequate insurance coverages to cover significant losses due to a wildfire as insurance coverages become more expensive or unavailable on reasonable terms;

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2024	December 31, 2023
Property, Plant and Equipment
Regulated utility plant, at cost	$2,577,968	$2,476,509
Non-utility property, at cost	42,606	40,243
Total	2,620,574	2,516,752
Less - accumulated depreciation	(638,938)	(624,472)
Net property, plant and equipment	1,981,636	1,892,280

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	45,923	42,932
Total other property and investments	47,039	44,048

Current Assets
Cash and cash equivalents	3,583	14,073
Accounts receivable — customers (less allowance for doubtful accounts of $3,649 in 2024 and $3,537 in 2023)	39,076	34,250
Unbilled receivable	24,481	23,516
Receivable from the U.S. government (Note 2)	50,138	49,306
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	4,333	6,340
Materials and supplies	16,969	17,574
Regulatory assets — current	43,756	45,144
Prepayments and other current assets	9,042	5,819
Contract assets (Note 2)	18,145	9,956
Total current assets	209,523	205,978

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	5,304	4,886
Receivable from the U.S. government (Note 2)	40,192	42,183
Contract assets (Note 2)	918	4,422
Operating lease right-of-use assets	7,852	7,982
Regulatory assets	37,046	25,585
Other	18,810	18,758
Total other assets	110,122	103,816

Total Assets	$2,348,320	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2024	December 31, 2023
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 37,457,199 shares in 2024 and 36,980,612 shares in 2023	$297,576	$263,179
Retained earnings	535,901	512,930
Total common shareholders’ equity	833,477	776,109
Long-term debt	640,028	575,555
Total capitalization	1,473,505	1,351,664

Current Liabilities
Notes payable to banks	167,000	42,000
Long-term debt — current	365	353
Accounts payable	71,979	68,705
Income taxes payable	4,249	492
Accrued other taxes	13,068	14,654
Accrued employee expenses	13,085	14,738
Accrued interest	8,354	8,607
Contract liabilities (Note 2)	1,239	1,352
Operating lease liabilities	1,894	1,856
Purchase power contract derivative at fair value (Note 5)	5,593	2,360
Other	12,292	11,506
Total current liabilities	299,118	166,623

Other Credits
Notes payable to banks	128,000	291,500
Advances for construction	68,660	67,431
Contributions in aid of construction – net	154,201	151,414
Deferred income taxes	167,699	161,577
Regulatory liabilities	750	1,222
Unamortized investment tax credits	976	1,011
Accrued pension and other postretirement benefits	34,360	32,652
Operating lease liabilities	6,422	6,619
Other	14,629	14,409
Total other credits	575,697	727,835

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,348,320	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2024 AND 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Water	$110,424	$116,908	$200,689	$229,620
Electric	8,703	8,828	20,908	21,732
Contracted services	36,201	31,664	68,982	67,471
Total operating revenues	155,328	157,400	290,579	318,823

Operating Expenses
Water purchased	17,968	18,070	31,729	32,374
Power purchased for pumping	3,521	2,869	6,353	5,223
Groundwater production assessment	5,818	5,365	10,672	9,198
Power purchased for resale	1,503	2,469	5,835	7,455
Supply cost balancing accounts	3,436	2,837	2,828	14,403
Other operation	10,733	9,716	20,356	19,832
Administrative and general	23,487	21,503	48,834	45,050
Depreciation and amortization	10,770	10,258	21,492	21,461
Maintenance	3,535	3,779	6,760	6,929
Property and other taxes	6,612	5,555	13,099	11,850
ASUS construction	16,197	16,034	31,899	34,938
Total operating expenses	103,580	98,455	199,857	208,713

Operating Income	51,748	58,945	90,722	110,110

Other Income and Expenses
Interest expense	(13,137)	(10,728)	(25,992)	(20,209)
Interest income	2,093	1,803	4,163	3,667
Other, net	1,519	1,705	3,861	3,316
Total other income and expenses, net	(9,525)	(7,220)	(17,968)	(13,226)

Income before income tax expense	42,223	51,725	72,754	96,884

Income tax expense	10,359	13,204	17,755	23,956

Net Income	$31,864	$38,521	$54,999	$72,928

Weighted Average Number of Common Shares Outstanding	37,309	36,976	37,169	36,972
Basic Earnings Per Common Share	$0.85	$1.04	$1.48	$1.97

Weighted Average Number of Diluted Shares	37,418	37,067	37,263	37,058
Fully Diluted Earnings Per Common Share	$0.85	$1.04	$1.47	$1.97

Dividends Paid Per Common Share	$0.4300	$0.3975	$0.8600	$0.7950

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(Unaudited)

	Six Months Ended June 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

Add:
Net income			31,864	31,864
Issuance of Common Shares from an at-the-market program, net of issuance costs	228	16,724		16,724
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		420		420
Dividend equivalent rights on stock-based awards not paid in cash		55		55
Deduct:
Dividends on Common Shares			16,024	16,024
Dividend equivalent rights on stock-based awards not paid in cash			55	55
Balances at June 30, 2024	37,457	$297,576	$535,901	$833,477

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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$54,999	$72,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,822	21,984
Provision for doubtful accounts	724	847
Deferred income taxes and investment tax credits	2,442	599
Stock-based compensation expense	2,852	2,577
Gain on investments held in a trust	(3,046)	(3,086)
Other — net	225	(89)
Changes in assets and liabilities:
Accounts receivable — customers	(5,550)	(1,641)
Unbilled receivable	(1,383)	(933)
Other accounts receivable	2,007	(421)
Receivables from the U.S. government	1,159	(10,922)
Materials and supplies	605	(2,199)
Prepayments and other assets	(2,491)	(2,690)
Contract assets	(4,685)	(528)
Regulatory assets/liabilities	(3,001)	(70,875)
Accounts payable	2,608	(9,669)
Income taxes receivable/payable	3,764	21,432
Contract liabilities	(113)	(318)
Accrued pension and other postretirement benefits	1,362	2,041
Other liabilities	(3,785)	(1,273)
Net cash provided (used)	70,515	17,764

Cash Flows From Investing Activities:
Capital expenditures	(109,298)	(88,649)
Other investing activities	401	827
Net cash provided (used)	(108,897)	(87,822)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	32,423	—
Receipt of advances for and contributions in aid of construction	5,672	4,606
Refunds on advances for construction	(2,998)	(2,973)
Repayments of long-term debt	(256)	(251)
Proceeds from the issuance of long-term debt, net of issuance costs	64,618	129,665
Net changes in notes payable to banks	(38,500)	(35,667)
Dividends paid	(31,929)	(29,394)
Other financing activities	(1,138)	(899)
Net cash provided (used)	27,892	65,087
Net change in cash and cash equivalents	(10,490)	(4,971)
Cash and cash equivalents, beginning of period	14,073	5,997
Cash and cash equivalents, end of period	$3,583	$1,026

Non-cash transactions:
Accrued payables for investment in utility plant	$35,541	$35,731
Property installed by developers and conveyed	$3,625	$809

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2024	December 31, 2023
Utility Plant
Utility plant, at cost	$2,367,924	$2,278,669
Less - accumulated depreciation	(554,632)	(543,135)
Net utility plant	1,813,292	1,735,534

Other Property and Investments	43,477	40,480

Current Assets
Cash and cash equivalents	439	3,195
Accounts receivable — customers (less allowance for doubtful accounts of $3,497 in 2024 and $3,394 in 2023)	36,699	31,018
Unbilled receivable	18,290	17,185
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	3,154	4,301
Intercompany receivable	502	380
Income taxes receivable from Parent	—	222
Materials and supplies	7,804	7,380
Regulatory assets — current	42,881	44,007
Prepayments and other current assets	6,445	4,544
Total current assets	116,214	112,232

Other Assets
Operating lease right-of-use assets	7,734	7,796
Regulatory assets	11,183	2,944
Other	17,141	17,169
Total other assets	36,058	27,909

Total Assets	$2,009,041	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2024	December 31, 2023
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2024 and 2023	$372,892	$370,909
Retained earnings	375,817	332,919
Total common shareholder’s equity	748,709	703,828
Long-term debt	605,202	540,738
Total capitalization	1,353,911	1,244,566

Current Liabilities
Notes payable to banks	119,000	—
Long-term debt — current	365	353
Accounts payable	57,407	55,488
Accrued other taxes	11,226	12,658
Accrued employee expenses	9,997	11,502
Accrued interest	7,460	7,508
Income taxes payable to Parent	3,872	—
Operating lease liabilities	1,781	1,725
Other	11,639	10,715
Total current liabilities	222,747	99,949

Other Credits
Notes payable to banks	—	150,000
Advances for construction	68,640	67,411
Contributions in aid of construction — net	154,201	151,414
Deferred income taxes	152,979	147,458
Regulatory liabilities	750	1,222
Unamortized investment tax credits	976	1,011
Accrued pension and other postretirement benefits	33,956	32,309
Operating lease liabilities	6,422	6,568
Other	14,459	14,247
Total other credits	432,383	571,640

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,009,041	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2024 AND 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating Revenues
Water	$110,424	$116,908	$200,689	$229,620
Total operating revenues	110,424	116,908	200,689	229,620

Operating Expenses
Water purchased	17,968	18,070	31,729	32,374
Power purchased for pumping	3,521	2,869	6,353	5,223
Groundwater production assessment	5,818	5,365	10,672	9,198
Supply cost balancing accounts	2,449	2,787	2,432	15,412
Other operation	7,442	7,221	14,022	14,492
Administrative and general	15,933	14,282	32,910	29,663
Depreciation and amortization	9,043	8,674	18,077	18,280
Maintenance	2,210	2,556	4,038	4,516
Property and other taxes	5,475	4,560	10,724	9,699
Total operating expenses	69,859	66,384	130,957	138,857

Operating Income	40,565	50,524	69,732	90,763

Other Income and Expenses
Interest expense	(9,716)	(7,835)	(19,108)	(14,757)
Interest income	1,574	1,320	3,085	2,748
Other, net	1,259	1,458	3,591	3,086
Total other income and expenses, net	(6,883)	(5,057)	(12,432)	(8,923)

Income before income tax expense	33,682	45,467	57,300	81,840

Income tax expense	8,487	11,934	14,311	20,844

Net Income	$25,195	$33,533	$42,989	$60,996

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(Unaudited)

	Six Months Ended June 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171	$372,511	$350,672	$723,183

Add:
Net income			25,195	25,195
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2024	171	$372,892	$375,817	$748,709

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$42,989	$60,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,346	18,748
Provision for doubtful accounts	629	782
Deferred income taxes and investment tax credits	2,161	(817)
Stock-based compensation expense	2,679	2,434
Gain on investments held in a trust	(3,046)	(3,086)
Other — net	149	39
Changes in assets and liabilities:
Accounts receivable — customers	(6,310)	(2,296)
Unbilled receivable	(1,105)	(370)
Other accounts receivable	1,147	(53)
Materials and supplies	(424)	(385)
Prepayments and other assets	(961)	(1,261)
Regulatory assets/liabilities	(3,602)	(68,016)
Accounts payable	2,930	(1,167)
Intercompany receivable/payable	(122)	134
Income taxes receivable/payable from/to Parent	4,094	20,490
Accrued pension and other postretirement benefits	1,308	2,007
Other liabilities	(3,081)	(973)
Net cash provided (used)	57,781	27,206

Cash Flows From Investing Activities:
Capital expenditures	(95,627)	(76,572)
Other investing activities	118	203
Net cash provided (used)	(95,509)	(76,369)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	—	10,000
Receipt of advances for and contributions in aid of construction	5,672	4,606
Refunds on advances for construction	(2,998)	(2,973)
Repayments of long-term debt	(256)	(251)
Proceeds from the issuance of long-term debt, net of issuance costs	64,618	129,665
Net change in intercompany borrowings	—	(129,000)
Net changes in notes payable to banks	(31,000)	77,334
Dividends paid	—	(39,400)
Other financing activities	(1,064)	(821)
Net cash provided (used)	34,972	49,160

Net change in cash and cash equivalents	(2,756)	(3)
Cash and cash equivalents, beginning of period	3,195	370
Cash and cash equivalents, end of period	$439	$367

Non-cash transactions:
Accrued payables for investment in utility plant	$32,454	$31,944
Property installed by developers and conveyed	$3,625	$809

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
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 264,400 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,800 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
In August and September of 2023, ASUS was awarded new contracts with the U.S. government to serve two military bases for which operations began in April 2024. After completion of the transition periods, ASUS began operating the water and wastewater utility systems at Naval Air Station Patuxent River in Maryland under a 50-year privatization contract with the U.S. government and at Joint Base Cape Cod in Massachusetts under a 15-year contract with the U.S. government. Operations commenced at Naval Air Station Patuxent River on April 1, 2024. The initial value of this contract was estimated at approximately $349 million over a 50-year period subject to an inventory adjustment and annual economic price adjustments. In July 2024, the contract value was increased to $378 million after an inventory adjustment. Operations at Joint Base Cape Cod commenced on April 15, 2024. Under this contract, ASUS will perform work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value to ASUS of $75.0 million subject to adjustments as task orders are issued. In April 2024, the U.S. government awarded a task order valued at $4.1 million to ASUS for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.
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

Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of approximately $0.7 million for each of the three month periods ended June 30, 2024 and 2023, respectively, and $1.7 million and $2.1 million during the six month periods ended June 30, 2024 and 2023, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.2 million for each of the three month periods ended June 30, 2024 and 2023, respectively, and $2.8 million and $2.7 million during the six month periods ended June 30, 2024 and 2023, respectively. In addition, as discussed under Liquidity and Financing Activities, under AWR’s credit facility, AWR borrows and provides funds to ASUS in support of its operations.

Liquidity and Financing Activities: On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three and six months ended June 30, 2024, AWR sold 227,667 and 455,648 Common Shares, respectively, through this ATM offering program and raised proceeds of $16.8 million, net of $0.3 million in commissions paid and $33.0 million, net of $0.5 million in commissions paid, respectively, under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million and $0.7 million of other expenses during the three and six months ended June 30, 2024, respectively, which was primarily legal and other costs to establish this ATM offering program. As of June 30, 2024, approximately $166.5 million remained available for sale under the ATM offering program.

On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes with a coupon rate of 5.50%, maturing on June 5, 2027. GSWC used the proceeds from the private placement notes to pay down outstanding borrowings under its revolving credit facility and to fund operations and capital expenditures. Interest payments are due semiannually on June 5 and December 5 each year, commencing December 5, 2024. The private placement notes rank equally with GSWC’s other unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the private placement notes at any time upon written notice, subject to payment of a make-whole premium.

AWR and GSWC each have credit agreements with a term of five years which mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of June 30, 2024, AWR’s outstanding borrowings under its credit facility of $128.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations and is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under GSWC’s credit facility are required to be paid-off in full within a 24-month period. GSWC’s next pay-off period ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility of $119.0 million as of June 30, 2024 are classified as current liabilities in AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. GSWC expects to issue long-term debt and/or equity to facilitate the pay-off of its credit facility in 2025, after which GSWC may borrow under the credit facility again.

BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a borrowing capacity of $65.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period after which BVES may borrow under the credit facility again. BVES’s next pay-off period was set to end in August 2024. However, in May 2024, the CPUC approved BVES’s request to extend its 24-month pay-off period past the August deadline while it awaits a final decision from the CPUC on its pending financing application that will enable BVES to issue the necessary long-term financing to pay-off its borrowings under the credit facility. The additional time granted to BVES extends the end of the pay-off period to nine months after the date a final decision in the financing application is issued by the CPUC. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approves BVES’s request to issue up to $120 million of new debt and equity securities. Accordingly, BVES will have nine months from the date of the final decision to secure long-term financing and pay off the entire remaining balance of its revolving credit arrangement. As of June 30, 2024, the outstanding balance under BVES’s credit facility of $48.0 million has been classified as a current liability in AWR’s Consolidated Balance Sheet.

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
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and six months ended June 30, 2024 and 2023, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Water:
Tariff-based revenues	$96,065	$98,378	$180,726	$198,919
CPUC-approved surcharges (cost-recovery activities)	912	558	1,459	875
Other	668	649	1,250	1,386
Water revenues from contracts with customers	97,645	99,585	183,435	201,180
WRAM under/(over)-collection (alternative revenue program)	12,779	17,323	17,254	28,440
Total water revenues (1)	110,424	116,908	200,689	229,620

Electric:
Tariff-based revenues	8,866	8,929	21,539	21,992
CPUC-approved surcharges (cost-recovery activities)	29	117	103	266
Electric revenues from contracts with customers	8,895	9,046	21,642	22,258
BRRAM under/(over)-collection (alternative revenue program)	(192)	(218)	(734)	(526)
Total electric revenues	8,703	8,828	20,908	21,732

Contracted services:
Water	21,603	19,181	43,170	41,669
Wastewater	14,598	12,483	25,812	25,802
Contracted services revenues from contracts with customers	36,201	31,664	68,982	67,471

Total AWR revenues	$155,328	$157,400	$290,579	$318,823
(1) Water revenues for the six months ended June 30, 2023 include approximately $32 million recorded from the impact of retroactive revenues for the full year of 2022 as a result of the CPUC’s approval of GSWC’s general rate case in June 2023. Furthermore, the CPUC also issued a final decision in June 2023 on GSWC’s cost of capital proceeding. As a result of the final cost of capital decision, the three and six months ended June 30, 2023 include an increase in water revenues of $9.3 million and $6.4 million, respectively, from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022 and the first quarter of 2023.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Unbilled receivables	$10,518	$9,693
Receivable from the U.S. government	$90,330	$91,489
Contract assets	$19,063	$14,378
Contract liabilities	$1,239	$1,352
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the six months ended June 30, 2024, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the six months ended June 30, 2024 from performance obligations satisfied in previous periods were also not material.
As of June 30, 2024, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.0 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 15 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2024, GSWC and BVES had approximately $61.3 million of regulatory liabilities, net of regulatory assets, not accruing carrying costs. Of this amount, (i) $73.3 million of regulatory liabilities are excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, (ii) $7.2 million of net regulatory assets relates to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, (iii) $3.5 million of net regulatory liabilities relates to the overfunded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts), and (iv) $5.6 million of regulatory assets relate to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remainder relates to other items that do not provide for or incur carrying costs.
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

(dollars in thousands)	June 30, 2024	December 31, 2023
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$46,527	$52,795
Water revenue adjustment mechanism, net of modified cost balancing account	50,842	41,545
Asset retirement obligations	7,418	7,099
Flowed-through deferred income taxes, net	5,667	3,190
Low income rate assistance balancing accounts	7,747	5,763
Other regulatory assets	10,018	10,661
Excess deferred income taxes	(69,567)	(70,189)
Pensions and other post-retirement obligations	(4,828)	(4,867)
Other regulatory liabilities	(510)	(268)
Total GSWC	$53,314	$45,729
BVES
Derivative instrument memorandum account (Note 5)	5,593	2,360
Wildfire mitigation and other fire prevention related costs memorandum accounts	19,864	17,716
Electric supply cost adjustment mechanism	777	2,583
Other regulatory assets	8,181	7,697
Other regulatory liabilities	(7,677)	(6,578)
Total AWR	$80,052	$69,507

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2023.
Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determines new water rates for the years 2022–2024. The new rates approved were retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of June 30, 2024, there is an aggregate cumulative amount of $46.5 million under-collection in the general rate case memorandum accounts that GSWC has recorded as regulatory assets for retroactive water revenues.
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
As of June 30, 2024, GSWC had an aggregated net regulatory asset of $50.8 million, which is comprised of a $54.6 million under-collection in the WRAM accounts and a $3.8 million over-collection in the MCBA accounts. During the six months ended June 30, 2024, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $15.3 million that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. In May 2024, the CPUC approved the recovery of all pre-2024 WRAM/MCBA balances, with the majority of the balances to be recovered within 18 months. Accordingly, effective May 1, 2024, GSWC implemented surcharges to recover all of its WRAM/MCBA balances accumulated as of December 31, 2023.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of June 30, 2024, there were no significant WRAM under-collections that were estimated to be collected over more than a 24 month period.
BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision on the electric general rate case, which set new rates for BVES through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of June 30, 2024, BVES had approximately $13.3 million in incremental vegetation management costs recorded as a regulatory asset. BVES has requested future recovery of these costs in its general rate case application filed with the CPUC in August 2022. The incremental costs related to vegetation management included in the memorandum account will be subject to review during the general rate case proceeding.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. The OEIS has approved and the CPUC has ratified BVES’s 2023-2025 WMP. As of June 30, 2024, BVES has approximately $6.6 million related to expenses accumulated in its other WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other incremental costs incurred through June 30, 2024 as a result of BVES’s WMPs are not currently in rates and are being addressed for future recovery in BVES’s general rate case application. These costs are subject to review during BVES’s general rate case proceeding.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$31,864	$38,521	$54,999	$72,928
Less: impact from participating securities	110	112	162	197
Total income available to common shareholders	$31,754	$38,409	$54,837	$72,731

Weighted average Common Shares outstanding, basic	37,309	36,976	37,169	36,972

Basic earnings per Common Share	$0.85	$1.04	$1.48	$1.97
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of June 30, 2024 and 2023 under these plans.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Common shareholders earnings, basic	$31,754	$38,409	$54,837	$72,731
Undistributed earnings for dilutive stock options and restricted stock units	54	69	67	117
Total common shareholders earnings, diluted	$31,808	$38,478	$54,904	$72,848

Weighted average Common Shares outstanding, basic	37,309	36,976	37,169	36,972
Stock-based compensation (1)	109	91	94	86
Weighted average Common Shares outstanding, diluted	37,418	37,067	37,263	37,058

Diluted earnings per Common Share	$0.85	$1.04	$1.47	$1.97
(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 132,530 and 110,576 restricted stock units, including performance awards to officers of the Company at June 30, 2024 and 2023, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three and six months ended June 30, 2024, AWR sold 227,667 and 455,648 Common Shares, respectively, through its ATM offering program and raised proceeds of $16.8 million, net of $0.3 million in commissions paid and $33.0 million, net of $0.5 million in commissions paid, respectively (Note 1). During the six months ended June 30, 2024 and 2023, AWR also issued 20,939 and 14,358 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the six months ended June 30, 2024 and 2023, AWR paid $1.1 million and $0.9 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the six months ended June 30, 2024 and 2023, GSWC paid $1.1 million and $0.8 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.

During the three months ended June 30, 2024 and 2023, AWR paid quarterly dividends of approximately $16.0 million, or $0.4300 per share, and $14.7 million, or $0.3975 per share, respectively. During the six months ended June 30, 2024 and 2023, AWR paid quarterly dividends of approximately $31.9 million, or $0.8600 per share, and $29.4 million, or $0.7950 per share, respectively.

GSWC did not pay a dividend to AWR during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, GSWC paid dividends of $14.7 million and $39.4 million, respectively, to AWR. ASUS paid a $16.0 million dividend to AWR during the three months ended June 30, 2024, but did not pay any dividends to AWR during the three and six months ended June 30, 2023.

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
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of June 30, 2024, the fair value of the derivative liability was $5.6 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of June 30, 2024 was 625,958 megawatt hours.
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
The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2024 and 2023. The change in fair value was due to the change in market energy prices during the three and six months ended June 30, 2024 and 2023.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Fair value at beginning of the period	$(6,168)	$6,669	$(2,360)	$11,847
Unrealized gains (losses) on purchase power contracts	575	(2,012)	(3,233)	(7,190)
Fair value at end of the period	$(5,593)	$4,657	$(5,593)	$4,657

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $37.2 million as of June 30, 2024 and $34.1 million as of December 31, 2023. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of June 30, 2024 and December 31, 2023 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$643,791	$603,019	$579,047	$556,214

	June 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$608,791	$570,888	$544,047	$522,883

__________________
(1) Excludes debt issuance costs of approximately $3.4 million and $3.1 million as of June 30, 2024 and December 31, 2023, respectively.
(2) Excludes debt issuance costs of approximately $3.2 million and $3.0 million as of June 30, 2024 and December 31, 2023, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 24.5% and 25.5% for the three months ended June 30, 2024 and 2023, respectively, and was 24.4% and 24.7% for the six months ended June 30, 2024 and 2023, respectively. GSWC’s ETR was 25.2% and 26.2% for the three months ended June 30, 2024 and 2023, respectively, and was 25.0% and 25.5% for the six months ended June 30, 2024 and 2023, respectively.
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

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2024 and 2023 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$850	$846	$32	$33	$358	$312
Interest cost	2,550	2,513	26	26	426	411
Expected return on plan assets	(3,009)	(2,623)	(142)	(119)	—	—
Amortization of prior service cost	109	108	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(293)	(242)	(3)	(8)
Net periodic benefits costs under accounting standards	500	844	(377)	(302)	781	715
Regulatory adjustments - deferred	—	(92)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$500	$752	$(377)	$(302)	$781	$715

	For The Six Months Ended June 30,

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$1,700	$1,692	$64	$66	$716	$624
Interest cost	5,100	5,026	49	51	852	822
Expected return on plan assets	(6,018)	(5,246)	(284)	(239)	—	—
Amortization of prior service cost	217	216	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(556)	(482)	(7)	(16)
Net periodic benefits costs under accounting standards	999	1,688	(727)	(604)	1,561	1,430
Regulatory adjustments - deferred	—	(184)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$999	$1,504	$(727)	$(604)	$1,561	$1,430
In 2024, Registrant expects to contribute approximately $2.9 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three and six months ended June 30, 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2023, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $0.1 million and $0.2 million, respectively. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. Over-collections are recorded as a reduction in revenues. As of June 30, 2024, GSWC and BVES had over-collections in their two-way pension balancing accounts of $1.4 million and $0.5 million, respectively, and have been included as part of regulatory liabilities (Note 3).

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
As of June 30, 2024, the total amount spent to clean-up and remediate the plant site was approximately $6.7 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2024, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

	As Of And For The Three Months Ended June 30, 2024
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$110,424	$8,703	$36,201	$—	$155,328
Operating income (loss)	40,565	1,233	9,952	(2)	51,748
Interest expense (income), net	8,142	951	361	1,590	11,044
Net property, plant and equipment	1,813,292	150,999	17,345	—	1,981,636
Depreciation and amortization expense (1)	9,043	893	834	—	10,770
Income tax expense (benefit)	8,487	(39)	2,322	(411)	10,359
Capital additions	54,349	5,945	1,454	—	61,748

	As Of And For The Three Months Ended June 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$116,908	$8,828	$31,664	$—	$157,400
Operating income (loss)	50,524	2,103	6,354	(36)	58,945
Interest expense (income), net	6,515	654	327	1,429	8,925
Net property, plant and equipment	1,666,700	130,502	16,859	—	1,814,061
Depreciation and amortization expense (1)	8,674	759	825	—	10,258
Income tax expense (benefit)	11,934	247	1,506	(483)	13,204
Capital additions	34,567	4,386	359	—	39,312

	As Of And For The Six Months Ended June 30, 2024
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$200,689	$20,908	$68,982	$—	$290,579
Operating income (loss)	69,732	4,374	16,619	(3)	90,722
Interest expense (income), net	16,023	1,816	678	3,312	21,829
Net property, plant and equipment	1,813,292	150,999	17,345	—	1,981,636
Depreciation and amortization expense (1)	18,077	1,777	1,638	—	21,492
Income tax expense (benefit)	14,311	521	3,882	(959)	17,755
Capital additions	95,627	11,161	2,510	—	109,298

	As Of And For The Six Months Ended June 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$229,620	$21,732	$67,471	$—	$318,823
Operating income (loss)	90,763	5,734	13,650	(37)	110,110
Interest expense (income), net	12,009	1,227	554	2,752	16,542
Net property, plant and equipment	1,666,700	130,502	16,859	—	1,814,061
Depreciation and amortization expense (1)	18,280	1,507	1,674	—	21,461
Income tax expense (benefit)	20,844	948	3,191	(1,027)	23,956
Capital additions	76,572	11,038	1,039	—	88,649
(1)      Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $0.2 million for each of the three month periods ended June 30, 2024 and 2023, and totaled $0.3 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2023, additional depreciation expense on GSWC’s transportation equipment of $0.2 million was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC’s final decision issued in June 2023 in GSWC’s general rate case that resulted in an increase to the transportation equipment composite depreciation rates that were retroactive to January 1, 2022.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	June 30,
	2024	2023
Total net property, plant and equipment	$1,981,636	$1,814,061
Other assets	366,684	325,574
Total consolidated assets	$2,348,320	$2,139,635

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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares. The impact of retroactive rates related to the full year 2022 recorded during the six months ended June 30, 2023 resulting from the final decision on the water general rate case approved in June 2023, and the impact from the reversal of revenues subject to refund due to a change in estimates recorded during the three and six months ended June 30, 2023 following the receipt of a final cost of capital decision in June 2023 have been excluded in this analysis when communicating AWR’s consolidated and water segment results for the three and six months ended June 30, 2024 and 2023 to help facilitate comparisons of Registrant’s performance from period to period.
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
Water and Electric Segments:
GSWC’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California. BVES’s revenues, operating income and cash flows are primarily earned through delivering electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on invested capital.  GSWC and BVES plan to continue seeking additional rate increases from the CPUC to recover operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and the Public Advocates Office (“Cal Advocates”) of the CPUC filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. The CPUC is scheduled to issue a decision in the water general rate case by the end of 2024, with new rates to become effective January 1, 2025.
The proposed settlement agreement, if approved by the CPUC, resolves most of the issues related to the calculation of the 2025 annual revenue requirement in the general rate case application leaving only two unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment, as settled, includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the settlement agreement approves $58.2 million of advice letter capital investments that began construction in 2023 that we expect to file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return and all applicable components of the revenue requirement after the assets are placed in service up until the assets are placed in customer rates.
Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the settlement agreement (i) GSWC’s adopted operating revenues less water supply costs for 2025 are projected to increase by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs, and (ii) there are potential additional revenue increases of approximately $20 million for each of the years 2026 and 2027 based on inflation factors used at the time of the application filing in August 2023. The increases in 2026 and 2027 are subject to the results of an earnings test and changes to the forecasted inflationary index values. Actual increases for 2026 and 2027 will be determined when the CPUC approves the filings to implement the new rate increases, using inflationary index values applicable at that time.
The two remaining unresolved 2025 revenue requirement issues relate to the sales forecast and supply mix. In addition, four items related to GSWC’s request for certain regulatory mechanisms will be litigated and they include (i) a full sales and revenue decoupling mechanism, and a full cost balancing account for water supply, (ii) a sales reconciliation mechanism, (iii) a supply mix adjustment mechanism, and (iv) a request to modify the existing per- and polyfluoroalkyl substances (“PFAS”) memorandum account to track carrying costs on capital investments needed to comply with the new PFAS maximum contaminant levels (monitoring and reporting required effective 2027) established by the Environmental Protection Agency. With regards to all of these unresolved issues, GSWC and Cal Advocates filed briefs with the CPUC in July 2024. When the administrative law judge in the proceeding issues a proposed decision, it will address the unresolved issues along with the settlement agreement filed by GSWC and Cal Advocates.
As noted above, GSWC is litigating its request for the continued use of a full sales and revenue decoupling mechanism, and a full cost balancing account for water supply. In August 2020, the CPUC had issued a decision that mandated the discontinuation of the existing full revenue decoupling mechanism known as the Water Revenue Adjustment Mechanism (“WRAM”) used by investor owned water utilities since 2008 that, in conjunction with tiered rates, incentivizes water conservation, and also ordered the discontinued use of the Modified Cost Balancing Account (“MCBA”). Under the CPUC’s order, the WRAM and MCBA would be discontinued after 2024. In response to the CPUC’s order, GSWC, three other investor-owned water utilities and the California Water Association each separately filed a petition in 2021 with the California Supreme Court (the “Court”) to review the CPUC’s decision-making processes that resulted in discontinuing the use of the WRAM and MCBA. In September 2022, the governor of California signed Senate Bill (“SB”) 1469, which allowed Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. On July 8, 2024, the Court issued a ruling that set aside the previously issued order by the CPUC and vacated the portions of the CPUC’s decision related to the discontinued use of the WRAM and MCBA used by water utilities and its accompanying findings and conclusions. However, GSWC’s request to continue using the WRAM and MCBA is still subject to CPUC approval.

Water General Rate Case for 2022–2024 and Changes in Rates for 2023 and 2024
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024 retroactive to January 1, 2022. The impact of retroactive rates for the full year of 2022 as well as the 2023 estimated second-year rate increases have been reflected in the results of operations for the six months ended June 30, 2023.
The third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the six months ended June 30, 2024 results. There was an increase in recorded water operating revenues of $9.5 million largely as a result of the third-year rate increases for 2024 that reflects, among other things, a higher revenue requirement for increases in recorded supply costs of $1.2 million, which combined is an increase of $0.16 per share, and excludes the impact of (i) retroactive rates for the full year of 2022 resulting from the final general rate case decision and (ii) reversing the revenues subject to refund previously recorded in 2022 resulting from the final cost of capital decision, with both decisions received and recorded in 2023. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability. Due to the delay in finalizing the prior water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates and new 2023 rate increases went into effect on July 31, 2023. In October 2023, GSWC filed with the CPUC to recover all retroactive rate amounts accumulated in memorandum accounts for the full 2022 year and for 2023 through July 30, 2023. Surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of June 30, 2024, there is an aggregate cumulative balance of $46.5 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets.
Cost of Capital (“COC”) Proceedings:
2021 COC Application
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
2024 COC Application
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
Electric General Rate Case for the years 2023–2026
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. Electric revenues billed to customers for 2023 and through June 30, 2024 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. When a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. A proposed decision was issued that extends the statutory deadline of the general rate case to September 30, 2024. Therefore, a decision on the general rate case is scheduled to be issued by the end of the third quarter of 2024. No assurance can be given that a decision will be received at such time.
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
Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm-fixed-price contract, additional firm-fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract prices for each of the contracts and recurring task order agreements are subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
In August and September of 2023, ASUS was awarded new contracts with the U.S. government to serve two military bases for which operations began in April 2024. After completion of the transition periods, ASUS began operating the water and wastewater utility systems at Naval Air Station Patuxent River in Maryland under a 50-year privatization contract with the U.S. government and at Joint Base Cape Cod in Massachusetts under a 15-year contract with the U.S. government. The initial value of its contract at Naval Air Station Patuxent River was estimated at approximately $349 million over a 50-year period subject to an inventory adjustment and annual economic price adjustments. In July 2024, the contract value was increased to $378 million after an inventory adjustment. Under its contract at Joint Base Cape Cod, ASUS performs work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value to ASUS of $75.0 million subject to adjustments as task orders are issued. In April 2024, the U.S. government awarded a task order to ASUS valued at $4.1 million for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2024	6/30/2023	CHANGE
Water	$0.67	$0.91	$(0.24)
Electric	0.01	0.03	(0.02)
Contracted services	0.19	0.12	0.07
AWR (parent)	(0.02)	(0.02)	—
Consolidated diluted earnings per share, as recorded (GAAP)	0.85	1.04	(0.19)
Adjustment to GAAP measure:
Impact related to the final cost of capital decision*	—	(0.18)	0.18
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$0.85	$0.86	$(0.01)
Water diluted earnings per share, as adjusted (Non-GAAP)*	$0.67	$0.73	$(0.06)
* The adjustment to 2023’s recorded diluted earnings per share relates to the water segment. The water segment’s adjusted earnings for 2023 exclude the impact from the final CPUC decision issued in June 2023 on the cost of capital proceeding that made all adjustments to rates prospective, and which is shown separately in the table above. As a result of that final decision that made adjustments to rates prospective, GSWC reversed its regulatory liability previously recorded during 2022 and through the end of the first quarter of 2023 for estimated revenues subject to refund at that time.
For the three months ended June 30, 2024, AWR’s recorded consolidated diluted earnings were $0.85 per share, as compared to $1.04 per share for the same period in 2023, a decrease of $0.19 per share, which includes the impact of approximately $0.18 per share resulting from the reversal in June 2023 of previously recorded estimated revenues subject to refund as a result of the final cost of capital decision, which is shown separately in the table above. Excluding this item from the second quarter of 2023, adjusted consolidated diluted earnings were $0.86 per share compared to adjusted and recorded consolidated earnings of $0.85 per share for the three months ended June 30, 2024.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended June 30, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q2 2024	Q2 2023	Q2 2024	Q2 2023	Q2 2024	Q2 2023	Q2 2024	Q2 2023	Q2 2024	Q2 2023
Operating income (loss) (Note 10)	$40,565	$50,524	$1,233	$2,103	$9,952	$6,354	$(2)	$(36)	$51,748	$58,945
Other (income) and expenses, net	6,883	5,057	930	645	379	357	1,333	1,161	9,525	7,220
Income tax expense (benefit)	8,487	11,934	(39)	247	2,322	1,506	(411)	(483)	10,359	13,204
Net income (loss)	$25,195	$33,533	$342	$1,211	$7,251	$4,491	$(924)	$(714)	$31,864	$38,521
Weighted Average Number of Diluted Shares	37,418	37,067	37,418	37,067	37,418	37,067	37,418	37,067	37,418	37,067
Diluted earnings (loss) per share	$0.67	$0.91	$0.01	$0.03	$0.19	$0.12	$(0.02)	$(0.02)	$0.85	$1.04
Water Segment:
For the three months ended June 30, 2024, recorded diluted earnings from the water utility segment were $0.67 per share, as compared to $0.91 per share for the same period in 2023, a decrease of $0.24 per share. Excluding the revenue impact of $9.3 million, or approximately $0.18 per share, resulting from the reversal of previously recorded estimated revenues subject to refund discussed above, adjusted diluted earnings for the second quarter of 2023 at the water segment were $0.73 per share, as compared to adjusted and recorded diluted earnings of $0.67 per share for the second quarter of 2024, an adjusted decrease at the water segment of approximately $0.06 per share. The discussion below includes the major items that impacted the comparability of the two periods as adjusted.

•Excluding the impact from the reversal of revenues subject to refund recorded during the three months ended June 30, 2023 due to the final cost of capital decision as previously discussed, there was a net increase in water operating revenues of approximately $3 million that was largely a result of the third-year rate increases related to the three months ended June 30, 2024. Furthermore, during the three months ended June 30, 2023, there was an increase in revenues as a result of recording regulatory adjustments of approximately $2 million that did not recur during the same period in

2024. The increase in water revenues during the second quarter of 2024 represents the difference from the third-year rate increases compared to the second-year rate increases recorded during the three months ended June 30, 2023 as a result of receiving a final decision in the water general rate case.
•An increase in water supply costs of $0.7 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage and an increase in overall actual supply costs in 2024. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $2.8 million (excluding supply costs) due primarily to increases in (i) overall labor costs, (ii) administrative and general expenses resulting largely from higher outside-services costs related to the pending general rate case application and other regulatory filings, (iii) depreciation and amortization expenses resulting from additions to utility plant, and (iv) property taxes; partially offset by a decrease in maintenance expenses due to timing.
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
•An overall decrease in other income (net of other expense) of $0.2 million due primarily to a decrease of $0.5 million in gains generated on investments held to fund one of the Company’s retirement plans for the three months ended June 30, 2024 compared to the same period in 2023, due to financial market conditions, partially offset by the change in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•A decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through June 30, 2024, AWR has sold 455,648 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.02 per share for the second quarter of 2024 as compared to the same period in 2023, largely resulting from not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.07 per share for the three months ended June 30, 2024 as compared to the same period in 2023, due to an increase in management fee revenue resulting from the resolution of various economic price adjustments and operation of the water and wastewater systems at the new bases, and an increase in construction activity largely resulting from timing differences of when construction work was performed in 2024 as compared to the same period in 2023, partially offset by an overall increase in operating expenses. The contracted services segment is expected to contribute $0.50 to $0.54 per share for the full 2024 year.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2024	6/30/2023	CHANGE
Water	$1.15	$1.65	$(0.50)
Electric	0.06	0.09	(0.03)
Contracted services	0.32	0.27	0.05
AWR (parent)	(0.06)	(0.04)	(0.02)
Consolidated diluted earnings per share, as recorded (GAAP)	1.47	1.97	(0.50)
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the decision in the water general rate case*	—	(0.38)	0.38
Impact related to the final cost of capital decision*	—	(0.13)	0.13
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$1.47	$1.46	$0.01
Water diluted earnings per share, as adjusted (Non-GAAP)*	$1.15	$1.14	$0.01
* All adjustments to 2023’s recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude both the impact of the final decision on the water general rate case that included retroactive rates related to the full year of 2022, and the impact of reversing previously recorded estimated 2022 revenues subject to refund as a result of the final cost of capital decision issued in June 2023 that made all adjustments to rates prospective. Both adjustments are shown separately in the table above.
For the six months ended June 30, 2024, AWR’s recorded consolidated diluted earnings were $1.47 per share, as compared to $1.97 per share recorded for the same period in 2023, a decrease of $0.50 per share. Included in the results for the six months ended June 30, 2023 were (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full 2022 year of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal of estimated water revenues subject to refund previously recorded in 2022 of $6.4 million, or $0.13 per share. Excluding these items from the first half of 2023, adjusted consolidated diluted earnings were $1.46 per share, compared to adjusted and recorded consolidated earnings of $1.47 per share during the same period in 2024, an adjusted increase of $0.01 per share.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the six months ended June 30, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023
Operating income (loss) (Note 10)	$69,732	$90,763	$4,374	$5,734	$16,619	$13,650	$(3)	$(37)	$90,722	$110,110
Other (income) and expenses, net	12,432	8,923	1,769	1,205	712	614	3,055	2,484	17,968	13,226
Income tax expense (benefit)	14,311	20,844	521	948	3,882	3,191	(959)	(1,027)	17,755	23,956
Net income (loss)	$42,989	$60,996	$2,084	$3,581	$12,025	$9,845	$(2,099)	$(1,494)	$54,999	$72,928
Weighted Average Number of Diluted Shares	37,263	37,058	37,263	37,058	37,263	37,058	37,263	37,058	37,263	37,058
Diluted earnings (loss) per share	$1.15	$1.65	$0.06	$0.09	$0.32	$0.27	$(0.06)	$(0.04)	$1.47	$1.97
Water Segment:
For the six months ended June 30, 2024, recorded diluted earnings from the water utility segment were $1.15 per share, as compared to $1.65 per share for the same period in 2023, a decrease of $0.50 per share, which includes (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full 2022 year of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal during the six months ended June 30, 2023 of estimated revenues subject to refund recorded in 2022 of $6.4 million, or $0.13 per share. Excluding the impact of both items from the six months ended June 30, 2023, adjusted diluted earnings were $1.14 per share, as compared to adjusted and recorded diluted earnings of $1.15 per share for the six months ended June 30, 2024, an adjusted increase at the water segment of $0.01 per share due primarily to the following items:
•Excluding the revenue impact related to 2022 resulting from the decisions in both the general rate case and cost of capital proceedings recorded during the six months ended June 30, 2023 as previously discussed, there was an increase in water operating revenues of approximately $9.5 million largely as a result of the third-year rate increases related to the six months ended June 30, 2024. The increase in water revenues during 2024 represents the difference from the third-year rate increases compared to the second-year rate increases recorded during the six months ended June 30, 2023 as a result of receiving a final decision in the water general rate case at that time.
•An increase in water supply costs of $1.2 million, which consists of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage and an increase in overall actual supply costs in 2024. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability.
•An overall increase in operating expenses of $3.7 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting largely from higher outside-services costs related to the pending general rate case application and other regulatory filings, and an increase in insurance costs, (iii) depreciation and amortization expenses resulting from additions to utility plant, and (iv) property taxes; partially offset by decreases in the timing of other operation and maintenance expenses.
•An overall increase in interest expenses (net of interest income) of $3.3 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial-paper rate, which increased compared to 2023’s rates, as well as an increase in the level of regulatory assets recorded.
•An overall increase in other income (net of other expense) of $0.5 million due primarily to the change in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes, permanent items and other regulatory tax adjustments included in GSWC’s income tax expense for the six months ended June 30, 2024 as compared to the same period in 2023 that unfavorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through June 30, 2024, AWR has sold 455,648 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.03 per share for the six months ended June 30, 2024 as compared to the same period in 2023, largely resulting from not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.05 per share for the six months ended June 30, 2024 as compared to the same period in 2023, largely due to an increase in management fee revenue resulting from the resolution of various economic price adjustments and the commencement of operations at the new bases, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to the same period of 2023. The contracted services segment is expected to contribute $0.50 to $0.54 per share for the full 2024 year.
AWR (Parent):
For the six months ended June 30, 2024, diluted loss from AWR (parent) increased by $0.02 per share compared to the same period in 2023 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings made under AWR’s revolving credit facility.
The following discussion and analysis for the three and six months ended June 30, 2024 and 2023 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$110,424	$116,908	$(6,484)	(5.5)%
Electric	8,703	8,828	(125)	(1.4)%
Contracted services	36,201	31,664	4,537	14.3%
Total operating revenues	155,328	157,400	(2,072)	(1.3)%

OPERATING EXPENSES
Water purchased	17,968	18,070	(102)	(0.6)%
Power purchased for pumping	3,521	2,869	652	22.7%
Groundwater production assessment	5,818	5,365	453	8.4%
Power purchased for resale	1,503	2,469	(966)	(39.1)%
Supply cost balancing accounts	3,436	2,837	599	21.1%
Other operation	10,733	9,716	1,017	10.5%
Administrative and general	23,487	21,503	1,984	9.2%
Depreciation and amortization	10,770	10,258	512	5.0%
Maintenance	3,535	3,779	(244)	(6.5)%
Property and other taxes	6,612	5,555	1,057	19.0%
ASUS construction	16,197	16,034	163	1.0%
Total operating expenses	103,580	98,455	5,125	5.2%

OPERATING INCOME	51,748	58,945	(7,197)	(12.2)%

OTHER INCOME AND EXPENSES
Interest expense	(13,137)	(10,728)	(2,409)	22.5%
Interest income	2,093	1,803	290	16.1%
Other, net	1,519	1,705	(186)	(10.9)%
Total other income (expenses), net	(9,525)	(7,220)	(2,305)	31.9%

INCOME BEFORE INCOME TAX EXPENSE	42,223	51,725	(9,502)	(18.4)%

Income tax expense	10,359	13,204	(2,845)	(21.5)%

NET INCOME	$31,864	$38,521	$(6,657)	(17.3)%

Basic earnings per Common Share	$0.85	$1.04	$(0.19)	(18.3)%

Fully diluted earnings per Common Share	$0.85	$1.04	$(0.19)	(18.3)%

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
Water
For the three months ended June 30, 2024, revenues from water operations decreased by $6.5 million to $110.4 million as compared to the same period in 2023. The decrease in water revenues was largely due to the impact of the final cost of capital decision that resulted in the reversal during the second quarter of 2023 of previously recorded revenues subject to refund totaling $9.3 million. During the three months ended June 30, 2023, there was also an increase in revenues as a result of recording regulatory adjustments of approximately $2 million that did not recur during the same period in 2024. The impact to revenues from both of these items that did not recur during the same period in 2024 was partially offset by the increase in water revenues during the second quarter of 2024 resulting from the third-year rate increases.
Billed water consumption for the second quarter of 2024 was higher by approximately 3.2% as compared to the same period in 2023 due primarily to lower amounts of seasonal precipitation in the second quarter of 2024 as compared to second quarter of 2023. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended June 30, 2024 decreased by $0.1 million to $8.7 million as a result of not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026. Electric usage for the second quarter of 2024 was flat compared to the same period in 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2024, revenues from contracted services increased by $4.5 million to $36.2 million as compared to $31.7 million for the same period in 2023. The increase was largely resulting from timing difference of when construction work was performed in 2024 as compared to the same period of 2023, and an increase in management fees from economic price adjustments and transition revenues at the new bases.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications, agreements with third-party prime contractors for new construction projects at the military bases served and task order agreements. Earnings and cash flows from modifications to the initial 15- and 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 31.1% and 32.1% of total operating expenses for the three months ended June 30, 2024 and 2023, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended June 30, 2024 and 2023 were approximately 40.5% and 46%, respectively. The decrease in the actual percentage of purchased water resulted primarily from wells coming back on-line that had previously been out of service. This trend is expected to be consistent during the remainder of the year.
Under the current CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes and records the variances (which include the effects of changes in both rate and volume)

between adopted and actual purchased water, purchased power and pump tax expenses to the MCBA. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended June 30, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water purchased	$17,968	$18,070	$(102)	(0.6)%
Power purchased for pumping	3,521	2,869	652	22.7%
Groundwater production assessment	5,818	5,365	453	8.4%
Water supply cost balancing accounts *	2,449	2,787	(338)	(12.1)%
Total water supply costs	$29,756	$29,091	$665	2.3%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $3.4 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively.
Purchased water costs for the second quarter of 2024 decreased to $18.0 million as compared to $18.1 million for the same period in 2023 primarily due to a decrease in purchased water resulting from wells coming back online, partially offset by increases in wholesale water costs. The increases in power purchased for pumping and groundwater production assessments are also a result of wells coming back online and an overall increase in well production compared to the same period in 2023, as well as increases in electricity provider rates and increases in pump tax rates.
For the three months ended June 30, 2024, the water supply cost balancing account had a $2.4 million over-collection as compared to a $2.8 million over-collection during the same period in 2023. The decrease in the over-collection was attributed to a decrease in purchased water when compared to the adopted water supply mix.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended June 30, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Power purchased for resale	$1,503	$2,469	$(966)	(39.1)%
Electric supply cost balancing account *	987	50	937	**
Total electric supply costs	$2,490	$2,519	$(29)	(1.2)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $3.4 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively.
** not meaningful
For the three months ended June 30, 2024, the cost of power purchased for resale to BVES’s electric customers decreased by $1.0 million to $1.5 million as compared to $2.5 million during the same period in 2023 due to lower overall average prices per megawatt-hour that include all fixed costs. The over-collection in the electric supply cost balancing account increased by $0.9 million as compared to the three months ended June 30, 2023 due to decreases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2024 and 2023, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$7,442	$7,221	$221	3.1%
Electric Services	930	768	162	21.1%
Contracted Services	2,361	1,727	634	36.7%
Total other operation	$10,733	$9,716	$1,017	10.5%
The increase in other operation expenses at the water and electric segments was primarily due to higher operation-related labor costs. At the electric segment there was also an increase in outside-services costs.
The increase in other operation expenses at the contracted services segment was due primarily to commencing operations at the new bases and higher operation-related labor.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$15,933	$14,282	$1,651	11.6%
Electric Services	2,220	1,911	309	16.2%
Contracted Services	5,332	5,274	58	1.1%
AWR (parent)	2	36	(34)	*
Total administrative and general	$23,487	$21,503	$1,984	9.2%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to an increase in outside-services costs largely related to the pending general rate case application and other regulatory filings, and labor costs. In addition, there was an increase of $0.4 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the electric segment primarily due to higher outside-services costs.
Depreciation and Amortization
For the three months ended June 30, 2024 and 2023, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$9,043	$8,674	$369	4.3%
Electric Services	893	759	134	17.7%
Contracted Services	834	825	9	1.1%
Total depreciation and amortization	$10,770	$10,258	$512	5.0%
The overall increase to depreciation and amortization expense is largely attributed to additions to utility plant and other fixed assets at both regulated utilities.

Maintenance
For the three months ended June 30, 2024 and 2023, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$2,210	$2,556	$(346)	(13.5)%
Electric Services	405	277	128	46.2%
Contracted Services	920	946	(26)	(2.7)%
Total maintenance	$3,535	$3,779	$(244)	(6.5)%
Overall maintenance expense decreased at water and contracted services segments due to lower planned and unplanned maintenance costs as compared to the same period in 2023 due, in part, to timing.
Maintenance expense increased at the electric segment due to higher planned and unplanned maintenance costs as compared to the same period in 2023 also, in part, due to timing.
Property and Other Taxes
For the three months ended June 30, 2024 and 2023, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$5,475	$4,560	$915	20.1%
Electric Services	532	491	41	8.4%
Contracted Services	605	504	101	20.0%
Total property and other taxes	$6,612	$5,555	$1,057	19.0%
Property and other taxes increased at both regulated utilities due, in part, to an increase in capital additions and related higher assessed values. There was also a favorable property tax adjustment recorded at the water segment in 2023 resulting from changes to property tax assessments of certain counties at that time with no such adjustment occurring in 2024.
Property and other taxes increased at the contracted services segment largely from an increase in gross receipts taxes resulting from higher revenues, and an increase in payroll taxes due, in part, from the addition of the new bases.
ASUS Construction
For the three months ended June 30, 2024, construction expenses for contracted services were $16.2 million, an increase of $0.2 million compared to the same period in 2023 primarily due to an increase in construction activity resulting from timing differences of when such work was performed in 2024 as compared to the same period of 2023.
Interest Expense
For the three months ended June 30, 2024 and 2023, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$9,716	$7,835	$1,881	24.0%
Electric Services	1,257	952	305	32.0%
Contracted Services	553	518	35	6.8%
AWR (parent)	1,611	1,423	188	13.2%
Total interest expense	$13,137	$10,728	$2,409	22.5%
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

Interest Income
For the three months ended June 30, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$1,574	$1,320	$254	19.2%
Electric Services	306	298	8	2.7%
Contracted Services	192	191	1	0.5%
AWR (parent)	21	(6)	27	*
Total interest income	$2,093	$1,803	$290	16.1%
* not meaningful
For the three months ended June 30, 2024, overall interest income increased by $0.3 million as compared to the same period in 2023 due primarily to higher interest income earned on regulatory assets at the regulated utilities bearing interest at the current 90-day commercial-paper rates, which have increased compared to rates in 2023, as well as an overall increase in regulatory assets recorded.
Other Income and (Expenses), net
For the three months ended June 30, 2024 and 2023, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$1,259	$1,458	$(199)	(13.6)%
Electric Services	21	9	12	133.3%
Contracted Services	(18)	(30)	12	(40.0)%
AWR (parent)	257	268	(11)	(4.1)%
Total other income and (expenses), net	$1,519	$1,705	$(186)	(10.9)%
For the three months ended June 30, 2024, other income (net of other expense) decreased primarily because of gains of $1.0 million recorded on investments held to fund one of the Company’s retirement plans in 2024, compared to gains of $1.5 million recorded in 2023, partially offset by the change in the non-service cost components of net periodic benefit costs related to the Company’s defined-benefit pension plan and other retirement benefits in 2024 as compared to the same period in 2023. As a result of GSWC’s two-way pension balancing account authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the three months ended June 30, 2024 and 2023, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$8,487	$11,934	$(3,447)	(28.9)%
Electric Services	(39)	247	(286)	(115.8)%
Contracted Services	2,322	1,506	816	54.2%
AWR (parent)	(411)	(483)	72	(14.9)%
Total income tax expense	$10,359	$13,204	$(2,845)	(21.5)%
Consolidated income tax expense for the three months ended June 30, 2024 decreased by $2.8 million primarily due to a decrease in consolidated pretax income as compared to the same period in 2023. AWR’s ETR was 24.5% and 25.5% for the three months ended June 30, 2024 and 2023, respectively. GSWC’s ETR was 25.2% and 26.2% for the three months ended June 30, 2024 and 2023, respectively.

Consolidated Results of Operations — Six Months Ended June 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$200,689	$229,620	$(28,931)	(12.6)%
Electric	20,908	21,732	(824)	(3.8)%
Contracted services	68,982	67,471	1,511	2.2%
Total operating revenues	290,579	318,823	(28,244)	(8.9)%

OPERATING EXPENSES
Water purchased	31,729	32,374	(645)	(2.0)%
Power purchased for pumping	6,353	5,223	1,130	21.6%
Groundwater production assessment	10,672	9,198	1,474	16.0%
Power purchased for resale	5,835	7,455	(1,620)	(21.7)%
Supply cost balancing accounts	2,828	14,403	(11,575)	(80.4)%
Other operation	20,356	19,832	524	2.6%
Administrative and general	48,834	45,050	3,784	8.4%
Depreciation and amortization	21,492	21,461	31	0.1%
Maintenance	6,760	6,929	(169)	(2.4)%
Property and other taxes	13,099	11,850	1,249	10.5%
ASUS construction	31,899	34,938	(3,039)	(8.7)%
Total operating expenses	199,857	208,713	(8,856)	(4.2)%

OPERATING INCOME	90,722	110,110	(19,388)	(17.6)%

OTHER INCOME AND EXPENSES
Interest expense	(25,992)	(20,209)	(5,783)	28.6%
Interest income	4,163	3,667	496	13.5%
Other, net	3,861	3,316	545	16.4%
Total other income (expenses), net	(17,968)	(13,226)	(4,742)	35.9%

INCOME BEFORE INCOME TAX EXPENSE	72,754	96,884	(24,130)	(24.9)%

Income tax expense	17,755	23,956	(6,201)	(25.9)%

NET INCOME	$54,999	$72,928	$(17,929)	(24.6)%

Basic earnings per Common Share	$1.48	$1.97	$(0.49)	(24.9)%

Fully diluted earnings per Common Share	$1.47	$1.97	$(0.50)	(25.4)%

Operating Revenues:
General
GSWC and BVES rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plant. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS.  Current operating revenues and earnings can be negatively impacted if ASUS’s subsidiaries do not receive adequate rate relief or adjustments in a timely manner.  ASUS’s earnings are also impacted by the level of additional construction projects at its subsidiaries, which may or may not continue at current levels in future periods.
Water
For the six months ended June 30, 2024, revenues from water operations decreased by $28.9 million to $200.7 million as compared to the same period in 2023. The decrease in water revenues was largely due to the impact of retroactive rates related to the full 2022 year resulting from the general rate case decision of approximately $32 million and the impact of the final cost of capital decision that resulted in the reversal of $6.4 million of revenues subject to refund previously recorded in 2022, with both decisions received and recorded in the first half of 2023. The impact to revenues from both of these items that did not recur during the same period in 2024 was partially offset by an increase in water revenues resulting from the third-year rate increases.
Billed water consumption for the six months ended June 30, 2024 was higher by 3.2% as compared to the same period in 2023 due primarily to lower amounts of seasonal precipitation for the first six months of 2024 as compared to the same period in 2023. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the six months ended June 30, 2024 decreased by $0.8 million to $20.9 million due, in large part, to the final decision in the water general rate case proceeding that was adopted in 2023 and retroactive to January 1, 2022. The final decision recorded in 2023 included the full year impact of 2022 that updated the costs allocated from the general corporate office to the electric segment and authorized an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also included a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. Furthermore, customers are being billed at 2022’s adopted rates as a result of not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026.
Electric usage for the six months ended June 30, 2024 was lower by 1.2% compared to the same period in 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the six months ended June 30, 2024, revenues from contracted services increased by $1.5 million to $69.0 million as compared to $67.5 million for the same period in 2023. The increase was largely due to an increase in management fee revenue from annual economic price adjustments and the commencement of operations at the new bases, partially offset by lower overall construction activity resulting from timing differences of when construction work was performed in 2024 as compared to the same period of 2023.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for approximately 28.7% and 32.9% of total operating expenses for the six months ended June 30, 2024 and 2023, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the six months ended June 30, 2024 and 2023 were approximately 40%

and 44%, respectively. The decrease in the actual percentage of purchased water resulted primarily from wells coming back on-line that had previously been out of service. This trend is expected to be consistent for the remainder of the year.
Under the current CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes and records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses to the MCBA. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the six months ended June 30, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water purchased	$31,729	$32,374	$(645)	(2.0)%
Power purchased for pumping	6,353	5,223	1,130	21.6%
Groundwater production assessment	10,672	9,198	1,474	16.0%
Water supply cost balancing accounts *	2,432	15,412	(12,980)	(84.2)%
Total water supply costs	$51,186	$62,207	$(11,021)	(17.7)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2.8 million and $14.4 million for the six months ended June 30, 2024 and 2023, respectively.
Purchased water costs during the six months ended June 30, 2024 decreased to $31.7 million as compared to $32.4 million for the same period in 2023 largely due to a decrease in purchased water resulting from wells coming back on-line, partially offset by increases in wholesale water costs. The increase in power purchased for pumping and groundwater production assessments are also a result of wells coming back on-line and the overall increase in well production compared to the same period in 2023, as well as increases in electricity provider rates and increases in pump tax rates.
For the six months ended June 30, 2024, the water supply cost balancing account had a $2.4 million over-collection as compared to a $15.4 million over-collection during the same period in 2023. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the water general rate case proceeding recorded in 2023. The over-collection recorded in 2023 included the full year impact of 2022 that reflected the new adopted supply costs retroactive to January 1, 2022.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the six months ended June 30, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Power purchased for resale	$5,835	$7,455	$(1,620)	(21.7)%
Electric supply cost balancing account *	396	(1,009)	1,405	(139.2)%
Total electric supply costs	$6,231	$6,446	$(215)	(3.3)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2.8 million and $14.4 million for the six months ended June 30, 2024 and 2023, respectively.
For the six months ended June 30, 2024, the cost of power purchased for resale to BVES’s electric customers decreased to $5.8 million as compared to $7.5 million during the same period in 2023 primarily due to a decrease in customer usage and lower overall average prices per megawatt-hour. The change in the electric supply cost balancing account during the six months ended June 30, 2024 compared to the same period in 2023 was due to decreases in energy prices and lower customer usage.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2024 and 2023, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$14,022	$14,492	$(470)	(3.2)%
Electric Services	1,919	1,827	92	5.0%
Contracted Services	4,415	3,513	902	25.7%
Total other operation	$20,356	$19,832	$524	2.6%
For the six months ended June 30, 2024, the decrease in other operation expenses at the water segment was due to lower transportation and equipment expenses, as well as timing differences in spending under GSWC’s water conservation programs. In addition, as a result of receiving the final decision in the water general rate case in 2023, the six months ended June 30, 2023 included a retroactive depreciation adjustment for 2022 of $0.2 million on GSWC’s transportation equipment, which is recorded in other operation expenses. There was no similar adjustment in 2024.
The increase at the electric segment was due primarily to higher operation-related labor and outside-services costs. The increase at the contracted services segment was due primarily to commencing operations at the new bases and higher operation-related labor costs and transportation expenses.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$32,910	$29,663	$3,247	10.9%
Electric Services	4,703	4,584	119	2.6%
Contracted Services	11,218	10,766	452	4.2%
AWR (parent)	3	37	(34)	*
Total administrative and general	$48,834	$45,050	$3,784	8.4%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to higher outside-services costs incurred in connection with the pending general rate case application and other regulatory filings, labor and employee-related expenses, and insurance costs. In addition, there was an increase in billed surcharges of $0.6 million to recover previously incurred costs that had been track in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharge have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings. Finally, during the six months ended June 30, 2023, there was a reduction of approximately $0.4 million recorded to reflect the final decision in the water general rate case that authorized the recovery of additional previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment primarily due to an increase in labor costs and outside-services costs.
Administrative and general expenses increased at the contracted services segment due to commencing operations at the new bases, an increase in labor and employee-related costs, and general liability insurance, partially offset by lower legal and other outside-services costs.

Depreciation and Amortization
For the six months ended June 30, 2024 and 2023, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$18,077	$18,280	$(203)	(1.1)%
Electric Services	1,777	1,507	270	17.9%
Contracted Services	1,638	1,674	(36)	(2.2)%
Total depreciation and amortization	$21,492	$21,461	$31	0.1%
Depreciation and amortization expense decreased at the water segment due largely to the retroactive impact for the full year of 2022 of $0.6 million recorded in 2023 as a result of receiving a final decision in the water general rate case, partially offset by additions to utility plant. The overall increase in depreciation and amortization expenses at the electric segment is primarily due to additions to utility plant.
Maintenance
For the six months ended June 30, 2024 and 2023, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$4,038	$4,516	$(478)	(10.6)%
Electric Services	778	598	180	30.1%
Contracted Services	1,944	1,815	129	7.1%
Total maintenance	$6,760	$6,929	$(169)	(2.4)%
Maintenance expense decreased at the water segment due to lower planned and unplanned maintenance costs as compared to the same period in 2023 due, in part, to timing.
Maintenance expense was higher at the electric segment as compared to the same period in 2023 due to higher planned and unplanned maintenance costs due, in part, to timing.
Maintenance expense was higher at the contracted services segment as compared to the same period in 2023 due to higher planned and unplanned maintenances, and maintenance activity at the new bases that was not incurred in the same period in 2023.
Property and Other Taxes
For the six months ended June 30, 2024 and 2023, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$10,724	$9,699	$1,025	10.6%
Electric Services	1,126	1,036	90	8.7%
Contracted Services	1,249	1,115	134	12.0%
Total property and other taxes	$13,099	$11,850	$1,249	10.5%
Property and other taxes increased at the water segment due, in part, to a favorable property tax adjustment recorded in 2023 resulting from changes to property tax assessments of certain counties at that time, with no such adjustment occurring in 2024, as well as an increase in capital additions and related higher assessed values. These increases were partially offset by the recording during the six months ended June 30, 2023 of additional franchise fee expense of $0.2 million that reflected the impact of having recorded the full year of 2022 water revenues as a result of the final decision that was retroactive to January 1, 2022.
Property and other taxes increased at the electric segment due higher property taxes resulting from capital additions and related higher assessed values.
Property and other taxes increased at the contracted services segment largely from an increase in gross receipts taxes resulting from higher revenues, and an increase in payroll taxes due, in part, from the addition of the new bases.

ASUS Construction
For the six months ended June 30, 2024, construction expenses for contracted services were $31.9 million, a decrease of $3.0 million compared to the same period in 2023 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed in 2024 as compared to the same period of 2023.
Interest Expense
For the six months ended June 30, 2024 and 2023, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$19,108	$14,757	$4,351	29.5%
Electric Services	2,453	1,786	667	37.3%
Contracted Services	1,073	934	139	14.9%
AWR (parent)	3,358	2,732	626	22.9%
Total interest expense	$25,992	$20,209	$5,783	28.6%
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
Interest Income
For the six months ended June 30, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$3,085	$2,748	$337	12.3%
Electric Services	637	559	78	14.0%
Contracted Services	395	380	15	3.9%
AWR (parent)	46	(20)	66	*
Total interest income	$4,163	$3,667	$496	13.5%
* not meaningful
The overall increase in interest income was due primarily to higher interest income earned on regulatory assets at the regulated utilities bearing interest at the current 90-day commercial-paper rates, which have increased compared to rates in 2023, as well as an overall increase in regulatory assets recorded. Also, as a result of receiving the final decision in the water general rate case in 2023, $0.4 million of interest income was recorded for the six months ended June 30, 2023 related to regulatory assets for the full year of 2022 as the decision was retroactive to January 1, 2022.
Other Income and (Expenses), net
For the six months ended June 30, 2024 and 2023, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$3,591	$3,086	$505	16.4%
Electric Services	47	22	25	113.6%
Contracted Services	(34)	(60)	26	(43.3)%
AWR (parent)	257	268	(11)	(4.1)%
Total other income and (expenses), net	$3,861	$3,316	$545	16.4%
    For the six months ended June 30, 2024, other income (net of other expenses) increased largely because of the change in the non-service cost components related to the water segment’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing account authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.

Income Tax Expense
For the six months ended June 30, 2024 and 2023, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ CHANGE	% CHANGE
Water Services	$14,311	$20,844	$(6,533)	(31.3)%
Electric Services	521	948	(427)	(45.0)%
Contracted Services	3,882	3,191	691	21.7%
AWR (parent)	(959)	(1,027)	68	(6.6)%
Total income tax expense	$17,755	$23,956	$(6,201)	(25.9)%
Consolidated income tax expense for the six months ended June 30, 2024 decreased by $6.2 million primarily due to a decrease in consolidated pretax income as compared to the same period in 2023. AWR’s ETR was 24.4% and 24.7% for the six months ended June 30, 2024 and 2023, respectively. GSWC’s ETR was 25.0% and 25.5% for the six months ended June 30, 2024 and 2023, respectively.

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
Liquidity and Capital Resources
AWR
AWR’s regulated business is capital intensive and requires considerable capital resources. A portion of these capital resources is provided by internally generated cash flows from operations. AWR anticipates that interest expense will increase in future periods due to the need for additional external capital to fund construction programs at its regulated utilities and if market interest rates increase. In addition, as the capital investment program continues to increase, AWR and its subsidiaries anticipate they will need to access external financing more often. External financing may also be needed to cover costs incurred in connection with capital investments that are not covered in rates due to delays in obtaining approval of general rate cases by the CPUC.
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $748.7 million was available for GSWC to pay dividends to AWR on June 30, 2024. Approximately $74.4 million was available for BVES to pay dividends to AWR as of June 30, 2024. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the first half of 2024, AWR sold 455,648 Common Shares through this ATM offering program and raised proceeds of $33.0 million, net of $0.5 million in commissions paid under the terms of the Equity Distribution Agreement. The net proceeds raised during the first half of 2024 were used to pay down outstanding borrowings under AWR’s credit facility. As of June 30, 2024, approximately $166.5 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may currently be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under its credit facilities were $128.0 million and $119.0 million, respectively, as of June 30, 2024. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility as of June 30, 2024 have been classified as current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. GSWC expects to issue long-term debt and/or equity to facilitate the pay-off its credit facility.

On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes with a coupon rate of 5.50%, maturing on June 5, 2027. GSWC used the proceeds from the private placement notes to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures. Interest payments are due semiannually on June 5 and December 5 each year, commencing December 5, 2024. The private placement notes rank equally with GSWC’s other unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the notes at any time upon written notice, subject to payment of a make-whole premium. The covenant requirements under these private placement notes are similar to the terms of other private placement notes issued by GSWC.
Under GSWC’s current financing application authorized by the CPUC, GSWC has $40 million remaining available that provides for long-term financing and which is expected to be used over the next 6 - 12 months. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval from the CPUC, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. A proposed decision has yet to be issued by the CPUC in GSWC’s financing application as of the date of this filing.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million, subject to lender approval. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period after which BVES may again borrow under this facility. BVES’s next pay-off period was set to end in August 2024. However, in May 2024, the CPUC approved BVES’s request to extend its 24-month pay-off period past the August deadline while it awaits a final decision from the CPUC on its pending financing application that will enable BVES to issue the necessary long-term financing to pay-off its borrowings under the credit facility. The additional time granted to BVES extends the end of the pay-off period to nine months after the date a final decision in the financing application is issued by the CPUC. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approves BVES’s request to issue up to $120 million of new debt and equity securities. Accordingly, BVES will have nine months from the date of the final decision to secure long-term financing and pay off the entire remaining balance of its revolving credit arrangement. Accordingly, the $48.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of June 30, 2024.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES will consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES each have $40.0 million remaining and available under each utility’s authorized applications that provides for long-term financing and which are expected to be used over the next 6-12 months to pay down portions of the outstanding borrowings under the respective credit facilities.
Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future and delays in receiving rate case decisions may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On July 30, 2024, AWR’s Board of Directors approved an 8.3% increase in the third quarter dividend to $0.4655 per share from $0.4300 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 3, 2024 to shareholders of record at the close of business on August 16, 2024. Registrant has paid Common Share dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 70 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.8% over the last five years since the third quarter of 2019 and is on pace to achieve an 8.0% CAGR in its calendar year dividend payments from 2014 – 2024. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of capital expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; delays in receiving approvals of general rate cases, changes in tax law; maintenance expenses; inflation; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the lingering effects of the COVID-19 pandemic on its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2023.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $70.5 million for the six months ended June 30, 2024 as compared to $17.8 million for the same period in 2023. The increase in operating cash flows was largely due to the implementation of new CPUC-approved billed water rates and surcharges at GSWC during the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. With the delay in receiving the water general rate case decision at the time, billed water revenues in 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation and costs in complying with water quality regulations continued to rise. GSWC filed for the implementation of the CPUC-approved rate increases that went into effect in July 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the CPUC approved rate increases for 2022 and 2023, and surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. Finally, the change in operating cash flows were also due to a 3.2% increase in billed water consumption.
In addition, the increase in cash flows from operating activities resulted from differences at ASUS in the timing of vendor payments and the timing of billing of and cash receipts for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
These increases in operating cash flows discussed above were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $108.9 million for the six months ended June 30, 2024 as compared to $87.8 million for the same period in 2023, which is mostly related to capital expenditures at the regulated utilities. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2024, the regulated utilities’ company-funded capital expenditures are expected to be between $170 million and $200 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
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
Net cash provided by financing activities was $27.9 million for the six months ended June 30, 2024 as compared to cash provided of $65.1 million during the same period in 2023. The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowings in 2024 as compared to the same period in 2023 due, in large part, to an increase in cash flows from operating activities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which, in turn, used the proceeds to pay down outstanding borrowings under its credit facility. On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes and the proceeds from the private placement notes were used by GSWC for general corporate purposes including the repayment of its credit facility and the support of its operations and capital expenditures. During the six months ended June 30, 2024, AWR had a net repayment on its credit facilities of $38.5 million, while during the six months ended June 30, 2023, AWR had net payments on its credit facilities of $35.7 million. Credit facilities have been used to support its operations and ongoing capital expenditure programs. In addition, for the six months ended June 30, 2024, AWR sold 455,648 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $32.4 million.
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
The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its credit facility will also be required to be paid-off in full within a 24-month period after which GSWC may continue to borrow under this facility. GSWC’s next pay-off period ends in June 2025. Under the current financing application authorized by the CPUC, GSWC has $40.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 6-12 months to pay down portions of the outstanding borrowings under GSWC’s credit facility. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. A proposed decision has yet to be issued by the CPUC in GSWC’s financing application as of the date of this filing.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $57.8 million for the six months ended June 30, 2024 as compared to $27.2 million for the same period in 2023.  The increase in operating cash flow was due primarily to the implementation of new CPUC-approved billed water rates and surcharges during the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The increase was also due to a 3.2% increase in billed water consumption and differences in the timing of vendor payments. These increases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $95.5 million for the six months ended June 30, 2024 as compared to $76.4 million for the same period in 2023, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $35.0 million for the six months ended June 30, 2024 as compared to $49.2 million net cash provided for the same period in 2023.  The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowing levels necessary to support water operations affected by an increase in cash flows from operating activities to support, among other things, the capital expenditures program at GSWC.
In addition, in January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes and the proceeds from the private placement notes were used by GSWC for general corporate purposes including the repayment of its credit facility and support of its operations and capital expenditures.

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
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2022 and from January 1, 2023 through July 30, 2023 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision on its water general rate case application that determined new rates for 2022 and 2023 and were effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the estimated second-year 2023 rate increases were reflected in the results for the six months of 2023. In addition, the third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the six months ended June 30, 2024 results.
Water General Rate Case for the years 2025–2027
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and the Cal Advocates filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. The CPUC is scheduled to issue a decision in the water general rate case by the end of 2024, with new rates to become effective January 1, 2025.

The proposed settlement agreement, if approved by the CPUC, resolves most of the issues related to the calculation of the 2025 annual revenue requirement in the general rate case application leaving only two unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment, as settled, includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the settlement agreement approves $58.2 million of advice letter capital investments that began construction in 2023 that we expect to be file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return and all applicable components of the revenue requirement after the assets are placed in service up until the assets are placed in customer rates.
Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the settlement agreement (i) GSWC’s adopted operating revenues less water supply costs for 2025 are projected to increase by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs, and (ii) there are potential additional revenue increases of approximately $20 million for each of the years 2026 and 2027 based on inflation factors used at the time of the application filing in August 2023. The increases in 2026 and 2027 are subject to the results of an earnings test and changes to the forecasted inflationary index values. Actual increases for 2026 and 2027 will be determined when the CPUC approves the filings to implement the new rate increases, using inflationary index values applicable at that time.
The two remaining unresolved 2025 revenue requirement issues relate to the sales forecast and supply mix. In addition, four items related to GSWC’s request for certain regulatory mechanisms will be litigated and they include (i) a full sales and revenue decoupling mechanism, and a full cost balancing account for water supply, (ii) a sales reconciliation mechanism, (iii) a supply mix adjustment mechanism, and (iv) a request to modify the existing per- and polyfluoroalkyl substances (“PFAS”) memorandum account to track carrying costs on capital investments needed to comply with the new PFAS maximum contaminant levels (monitoring and reporting required effective 2027) established by the Environmental Protection Agency. With regards to all of these unresolved issues, GSWC and Cal Advocates filed briefs with the CPUC in July 2024. When the administrative law judge in the proceeding issues a proposed decision, it will address the unresolved issues along with the settlement agreement filed by GSWC and Cal Advocates.
As noted above, GSWC is litigating its request for the continued use of a full sales and revenue decoupling mechanism, and a full cost balancing account for water supply. In August 2020, the CPUC had issued a decision that mandated the discontinuation of the existing full revenue decoupling mechanism known as the Water Revenue Adjustment Mechanism (“WRAM”) used by investor owned water utilities since 2008 that, in conjunction with tiered rates, incentivizes water conservation, and also ordered the discontinued use of the Modified Cost Balancing Account (“MCBA”). Under the CPUC’s order, the WRAM and MCBA would be discontinued after 2024. In response to the CPUC’s order, GSWC, three other investor-owned water utilities and the California Water Association each separately filed a petition in 2021 with the California Supreme Court (the “Court”) to review the CPUC’s decision-making processes that resulted in discontinuing the use of the WRAM and MCBA. In September 2022, the governor of California signed Senate Bill (“SB”) 1469 which allowed Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. On July 8, 2024, the Court issued a ruling that set aside the previously issued order by the CPUC and vacated the portions of the CPUC’s decision related to the discontinued use of the WRAM and MCBA used by water utilities and its accompanying findings and conclusions. However, GSWC’s request to continue using the WRAM and MCBA is still subject to CPUC approval.
2024 COC Application
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
San Juan Oaks Mutual Acquisition
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

Electric Segment:
Recent Changes in Rates
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for 2023 and through June 30, 2024 were based on 2022 adopted rates and will remain in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. Because new rates are expected to be retroactive to January 1, 2023, when a decision is issued in the electric general rate case, cumulative adjustments will be recorded at that time. A proposed decision was issued that extends the statutory deadline of the general rate case to September 30, 2024. Therefore, a decision on the general rate case is scheduled to be issued by the end of the third quarter of 2024. However, no assurance can be given that a decision will be issued at such time.
BVES Battery and Solar Projects
On May 17, 2024, BVES filed an application with the CPUC requesting approval to acquire, own, and operate the Storage System (“Battery Project”) and the Bear Valley Solar Energy Project (“Solar Project”) (collectively “Projects”) and authorize a rate increase for the Projects’ capital investment and operating expenses. If approved, BVES will recoup the costs in rates once construction is completed and the Projects are placed into service. Construction is expected to be completed within 12 months of the CPUC’s approval at a total cost of $26.2 million. These Projects will help BVES transition to carbon-free resources, meet its Renewable Portfolio Standard, greenhouse gas emissions reduction requirements, and long-term local area reliability needs. As part of the application, BVES is seeking approval from the CPUC to enter into engineering, procurement, and construction agreements. BVES requests authorization to file an advice letter within 30 days of the completion of the Projects’ construction to initiate rate recovery of its investment and operating costs of the Projects.
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
Drinking Water Maximum Contaminant Levels
On April 10, 2024, the U.S. EPA announced the final regulations that established maximum contaminant levels (“MCLs”) for six per- and polyfluoroalkyl substances (“PFAS”) compounds in drinking water. The regulation established MCLs for Perfluorooctanoic Acid (“PFOA”), Perfluorooctanesulfonic Acid (“PFOS”), and several other contaminants with individual MCLs that range from 4 parts per trillion (“ppt”) to 10 ppt. In addition, the regulation established MCL for PFAS mixtures containing at least two of certain of the regulated PFAS compounds for the combined and co-occurring levels of PFAS in drinking water. The final rule requires public water systems to implement PFAS monitoring and reporting within three years (2027), and where exceedances are identified, to implement solutions within five years (2029) to reduce PFAS levels to below the MCLs. Currently, there are more than forty sources at GSWC that have exceeded one or more of the PFAS MCLs. These new MCLs are expected to increase GSWC’s capital investments and operations and maintenance expenses over the next five years. In addition, due to the volatility of the supply chain and demand for PFAS treatment components, both the capital investments and operations and maintenance expenses are likely to further increase. The CPUC has authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
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
Lead and Copper Rule Revisions
On December 16, 2021, the U.S. EPA announced revisions to the lead and copper rule under an executive order with a compliance date of October 16, 2024. Additionally, the U.S. EPA announced its intention to develop a new proposed rule that will further strengthen the regulatory framework prior to the October 2024 compliance date. The proposed rule was published in November 2023, and the U.S. EPA has received a significant number of comments on the proposed rule. There are still many unknowns regarding the implementation of the rule. Some of the requirements may include timely replacement of customer lead service lines, corrosion control treatment, revised lead action levels and customer communications. The details of the requirements will be better understood once they are published and a final rule is approved.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2023.
The California Legislature passed two bills in 2018 that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will now be required to be met by the year 2040 with interim milestones, as revised by the recent Conservation Regulation described below. A key milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the governor of California into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will now be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The California SWRCB approved the Conservation Regulation referred to as “To Make Conservation a California Way of Life” on July 3, 2024. The regulation becomes effective on January 1, 2025. Each Urban Water Supplier will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.
Water year 2023-24, which began on October 1, 2023, started with below normal Sierra snowpack and precipitation. However, a series of atmospheric storm events in the first few months of 2024 have provided a promising outlook to the State’s supply conditions. The State’s major reservoirs are near capacity with Lake Oroville at 94% of capacity and Lake Shasta at 87% capacity on July 2, 2024 and the average statewide snowpack on April 1, 2024 was at 111% of normal levels. The State Water Project allocation was increased to 40% on April 23, 2024 from 30% as of March 22, 2024 after an initial value of only 10% set in December 2023. As of July 30, 2024, the U.S. Drought Monitor reported that none of California was in drought with 21% identified as “abnormally dry” and 4% was identified in “moderate drought” as compared to a year ago when 26% was listed as “abnormally dry” and 7% was identified in “moderate drought.”
Prolonged drought conditions continue on the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell in 2023. Reservoir levels have improved in 2024 with Lake Powell and Lake Mead combined water storage on June 30, 2024 was at approximately 18 million acre feet which is comparable to the same approximate value a year ago. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). In December 2023, several California water agencies signed agreements with the Bureau to conserve up to 643,000 acre-feet of water in Lake Mead through 2025. This includes contracts with the Coachella Valley Water District, the Quechan Indian Tribe and the Imperial Irrigation District. Additional contracts are expected to be signed by the Palo Verde Irrigation District in cooperation with Metropolitan Water District of Southern California in 2024. In 2026, operational agreements on how the Colorado River is managed expire. Reclamation is working with both the upper and lower states on a revised set of agreements and a draft is expected by the end of 2024. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
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

Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information technology to monitor and address threats and attempted cyber-attacks. This improves our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of cybersecurity matters.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 – 30, 2024	457		$69.08	—	—
May 1 – 31, 2024	336		$76.66	—	—
June 1 – 30, 2024	10,734		$71.58	—	—
Total	11,527	(2)	$71.63	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On July 30, 2024, AWR’s Board of Directors approved an 8.3% increase in the third quarter dividend to $0.4655 per share from $0.4300 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 3, 2024 to shareholders of record at the close of business on August 16, 2024.
(b)    There have been no material changes during the second quarter of 2024 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended June 30, 2024, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 6, 2024