Form 10-Q
period 2024-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2024-11-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 37,796,873. As of November 5, 2024, all of the 171 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

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
•customer dissatisfaction due to rising rates needed to recover the costs of replacing aging infrastructure, address climate change risks, comply with water quality, renewable energy and greenhouse gas regulations;
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
•cybersecurity incidents or information and operational technology outages, including cybersecurity incidents and outages caused by third party solutions that support operational or business processes, could disrupt operations and critical technology systems, resulting in an inability to deliver services to customers, loss of financial and other information critical to operations or the breach of confidential information of our customers, employees and vendors;
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2024	December 31, 2023
Property, Plant and Equipment
Regulated utility plant, at cost	$2,638,276	$2,476,509
Non-utility property, at cost	43,389	40,243
Total	2,681,665	2,516,752
Less - accumulated depreciation	(641,076)	(624,472)
Net property, plant and equipment	2,040,589	1,892,280

Other Property and Investments
Goodwill	1,116	1,116
Other property and investments	48,103	42,932
Total other property and investments	49,219	44,048

Current Assets
Cash and cash equivalents	16,469	14,073
Accounts receivable — customers (less allowance for doubtful accounts of $3,694 in 2024 and $3,537 in 2023)	44,422	34,250
Unbilled receivable	26,871	23,516
Receivable from the U.S. government (Note 2)	44,329	49,306
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	3,104	6,340
Income taxes receivable	2,133	52
Materials and supplies	16,421	17,574
Regulatory assets — current	42,005	45,144
Prepayments and other current assets	6,945	5,767
Contract assets (Note 2)	19,661	9,956
Total current assets	222,360	205,978

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	4,207	4,886
Receivable from the U.S. government (Note 2)	38,953	42,183
Contract assets (Note 2)	932	4,422
Operating lease right-of-use assets	8,585	7,982
Regulatory assets	36,952	25,585
Other	18,827	18,758
Total other assets	108,456	103,816

Total Assets	$2,420,624	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2024	December 31, 2023
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 37,796,873 shares in 2024 and 36,980,612 shares in 2023	$325,278	$263,179
Retained earnings	554,188	512,930
Total common shareholders’ equity	879,466	776,109
Long-term debt	640,247	575,555
Total capitalization	1,519,713	1,351,664

Current Liabilities
Notes payable to banks	177,000	42,000
Long-term debt — current	385	353
Accounts payable	76,700	68,705
Income taxes payable	161	492
Accrued other taxes	15,533	14,654
Accrued employee expenses	15,723	14,738
Accrued interest	9,622	8,607
Contract liabilities (Note 2)	3,649	1,352
Operating lease liabilities	2,105	1,856
Purchase power contract derivative at fair value (Note 5)	8,320	2,360
Other	12,234	11,506
Total current liabilities	321,432	166,623

Other Credits
Notes payable to banks	120,000	291,500
Advances for construction	69,983	67,431
Contributions in aid of construction – net	154,924	151,414
Deferred income taxes	175,966	161,577
Regulatory liabilities	3,896	1,222
Unamortized investment tax credits	959	1,011
Accrued pension and other postretirement benefits	32,289	32,652
Operating lease liabilities	6,934	6,619
Other	14,528	14,409
Total other credits	579,479	727,835

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,420,624	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Operating Revenues
Water	$124,043	$116,231	$324,732	$345,851
Electric	9,040	8,956	29,948	30,688
Contracted services	28,699	26,509	97,681	93,980
Total operating revenues	161,782	151,696	452,361	470,519

Operating Expenses
Water purchased	24,059	23,216	55,788	55,590
Power purchased for pumping	4,996	4,291	11,349	9,514
Groundwater production assessment	6,971	5,990	17,643	15,188
Power purchased for resale	2,467	2,383	8,302	9,838
Supply cost balancing accounts	(381)	723	2,447	15,126
Other operation	11,021	10,429	31,377	30,261
Administrative and general	24,200	20,982	73,034	66,032
Depreciation and amortization	10,849	10,184	32,341	31,645
Maintenance	3,719	4,097	10,479	11,026
Property and other taxes	7,063	6,034	20,162	17,884
ASUS construction	11,750	11,616	43,649	46,554
Total operating expenses	106,714	99,945	306,571	308,658

Operating Income	55,068	51,751	145,790	161,861

Other Income and Expenses
Interest expense	(13,225)	(11,691)	(39,217)	(31,900)
Interest income	1,739	2,125	5,902	5,792
Other, net	2,308	(1,073)	6,169	2,243
Total other income and expenses, net	(9,178)	(10,639)	(27,146)	(23,865)

Income before income tax expense	45,890	41,112	118,644	137,996

Income tax expense	10,056	9,547	27,811	33,503

Net Income	$35,834	$31,565	$90,833	$104,493

Weighted Average Number of Common Shares Outstanding	37,564	36,977	37,302	36,974
Basic Earnings Per Common Share	$0.95	$0.85	$2.43	$2.82

Weighted Average Number of Diluted Shares	37,683	37,071	37,409	37,064
Fully Diluted Earnings Per Common Share	$0.95	$0.85	$2.42	$2.82

Dividends Paid Per Common Share	$0.4655	$0.4300	$1.3255	$1.2250

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

Add:
Net income			31,864	31,864
Issuance of Common Shares from an at-the-market program, net of issuance costs	228	16,724		16,724
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		420		420
Dividend equivalent rights on stock-based awards not paid in cash		55		55
Deduct:
Dividends on Common Shares			16,024	16,024
Dividend equivalent rights on stock-based awards not paid in cash			55	55
Balances at June 30, 2024	37,457	$297,576	$535,901	$833,477

Add:
Net income			35,834	35,834
Issuance of Common Shares from an at-the-market program, net of issuance costs	335	26,881		26,881
Issuances of Common Shares under stock-based compensation plans	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		729		729
Dividend equivalent rights on stock-based awards not paid in cash		92		92
Deduct:
Dividends on Common Shares			17,455	17,455
Dividend equivalent rights on stock-based awards not paid in cash			92	92
Balances at September 30, 2024	37,797	$325,278	$554,188	$879,466
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$90,833	$104,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,841	32,327
Provision for doubtful accounts	1,206	1,238
Deferred income taxes and investment tax credits	6,917	919
Stock-based compensation expense	3,486	3,095
Gain on investments held in a trust	(5,116)	(2,084)
Other — net	438	(41)
Changes in assets and liabilities:
Accounts receivable — customers	(11,383)	(7,632)
Unbilled receivable	(2,676)	(2,983)
Other accounts receivable	3,241	(2,540)
Receivables from the U.S. government	8,207	(10,588)
Materials and supplies	1,153	(1,595)
Prepayments and other assets	(32)	403
Contract assets	(6,215)	974
Regulatory assets/liabilities	8,622	(86,070)
Accounts payable	1,716	(8,108)
Income taxes receivable/payable	(2,412)	30,621
Contract liabilities	2,297	(307)
Accrued pension and other postretirement benefits	(882)	48
Other liabilities	1,975	4,348
Net cash provided (used)	134,216	56,518

Cash Flows From Investing Activities:
Capital expenditures	(173,477)	(136,131)
Other investing activities	624	952
Net cash provided (used)	(172,853)	(135,179)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	59,305	—
Receipt of advances for and contributions in aid of construction	8,478	7,205
Refunds on advances for construction	(3,923)	(3,839)
Repayments of long-term debt	(370)	(334)
Proceeds from the issuance of long-term debt, net of issuance costs	64,569	129,665
Net changes in notes payable to banks	(36,500)	(5,222)
Dividends paid	(49,384)	(45,294)
Other financing activities	(1,142)	(913)
Net cash provided (used)	41,033	81,268
Net change in cash and cash equivalents	2,396	2,607
Cash and cash equivalents, beginning of period	14,073	5,997
Cash and cash equivalents, end of period	$16,469	$8,604

Non-cash transactions:
Accrued payables for investment in utility plant	$41,182	$35,287
Property installed by developers and conveyed	$4,971	$1,555

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2024	December 31, 2023
Utility Plant
Utility plant, at cost	$2,416,554	$2,278,669
Less - accumulated depreciation	(555,123)	(543,135)
Net utility plant	1,861,431	1,735,534

Other Property and Investments	45,660	40,480

Current Assets
Cash and cash equivalents	2,732	3,195
Accounts receivable — customers (less allowance for doubtful accounts of $3,544 in 2024 and $3,394 in 2023)	41,887	31,018
Unbilled receivable	20,877	17,185
Other accounts receivable (less allowance for doubtful accounts of $53 in 2024 and 2023)	2,535	4,301
Intercompany receivable	—	380
Income taxes receivable from Parent	1,854	222
Materials and supplies	7,831	7,380
Regulatory assets — current	40,627	44,007
Prepayments and other current assets	5,113	4,544
Total current assets	123,456	112,232

Other Assets
Operating lease right-of-use assets	8,502	7,796
Regulatory assets	8,072	2,944
Other	17,129	17,169
Total other assets	33,703	27,909

Total Assets	$2,064,250	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2024	December 31, 2023
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 171 shares in 2024 and 2023	$373,548	$370,909
Retained earnings	389,802	332,919
Total common shareholder’s equity	763,350	703,828
Long-term debt	605,417	540,738
Total capitalization	1,368,767	1,244,566

Current Liabilities
Notes payable to banks	140,000	—
Long-term debt — current	385	353
Accounts payable	63,948	55,488
Accrued other taxes	13,024	12,658
Accrued employee expenses	12,160	11,502
Accrued interest	8,417	7,508
Intercompany payable	237	—
Operating lease liabilities	2,029	1,725
Other	11,544	10,715
Total current liabilities	251,744	99,949

Other Credits
Notes payable to banks	—	150,000
Advances for construction	69,963	67,411
Contributions in aid of construction — net	154,924	151,414
Deferred income taxes	160,855	147,458
Regulatory liabilities	3,896	1,222
Unamortized investment tax credits	959	1,011
Accrued pension and other postretirement benefits	31,855	32,309
Operating lease liabilities	6,934	6,568
Other	14,353	14,247
Total other credits	443,739	571,640

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,064,250	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating Revenues
Water	$124,043	$116,231	$324,732	$345,851
Total operating revenues	124,043	116,231	324,732	345,851

Operating Expenses
Water purchased	24,059	23,216	55,788	55,590
Power purchased for pumping	4,996	4,291	11,349	9,514
Groundwater production assessment	6,971	5,990	17,643	15,188
Supply cost balancing accounts	(370)	788	2,062	16,200
Other operation	7,807	7,509	21,829	22,001
Administrative and general	16,554	14,548	49,464	44,211
Depreciation and amortization	9,070	8,610	27,147	26,890
Maintenance	2,209	3,002	6,247	7,518
Property and other taxes	5,901	5,034	16,625	14,733
Total operating expenses	77,197	72,988	208,154	211,845

Operating Income	46,846	43,243	116,578	134,006

Other Income and Expenses
Interest expense	(9,862)	(8,383)	(28,970)	(23,140)
Interest income	1,504	1,608	4,589	4,356
Other, net	2,306	(1,045)	5,897	2,041
Total other income and expenses, net	(6,052)	(7,820)	(18,484)	(16,743)

Income before income tax expense	40,794	35,423	98,094	117,263

Income tax expense	9,228	8,830	23,539	29,674

Net Income	$31,566	$26,593	$74,555	$87,589

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171	$372,511	$350,672	$723,183

Add:
Net income			25,195	25,195
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2024	171	$372,892	$375,817	$748,709

Add:
Net income			31,566	31,566
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		575		575
Dividend equivalent rights on stock-based awards not paid in cash		81		81
Deduct:
Dividends on Common Shares			17,500	17,500
Dividend equivalent rights on stock-based awards not paid in cash			81	81
Balances at September 30, 2024	171	$373,548	$389,802	$763,350

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

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$74,555	$87,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,556	27,489
Provision for doubtful accounts	1,018	1,147
Deferred income taxes and investment tax credits	6,372	(581)
Stock-based compensation expense	3,157	2,853
Gain on investments held in a trust	(5,116)	(2,084)
Other — net	316	146
Changes in assets and liabilities:
Accounts receivable — customers	(11,887)	(8,392)
Unbilled receivable	(3,692)	(3,345)
Other accounts receivable	1,766	379
Materials and supplies	(451)	(375)
Prepayments and other assets	854	997
Regulatory assets/liabilities	8,683	(81,854)
Accounts payable	3,749	(2,869)
Intercompany receivable/payable	617	53
Income taxes receivable/payable from/to Parent	(1,632)	29,006
Accrued pension and other postretirement benefits	(962)	(2)
Other liabilities	1,222	3,439
Net cash provided (used)	106,125	53,596

Cash Flows From Investing Activities:
Capital expenditures	(147,093)	(113,921)
Other investing activities	318	303
Net cash provided (used)	(146,775)	(113,618)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	—	10,000
Receipt of advances for and contributions in aid of construction	8,478	7,205
Refunds on advances for construction	(3,923)	(3,839)
Repayments of long-term debt	(370)	(334)
Proceeds from the issuance of long-term debt, net of issuance costs	64,569	129,665
Net change in intercompany borrowings	—	(129,000)
Net changes in notes payable to banks	(10,000)	102,278
Dividends paid	(17,500)	(55,400)
Other financing activities	(1,067)	(835)
Net cash provided (used)	40,187	59,740

Net change in cash and cash equivalents	(463)	(282)
Cash and cash equivalents, beginning of period	3,195	370
Cash and cash equivalents, end of period	$2,732	$88

Non-cash transactions:
Accrued payables for investment in utility plant	$38,177	$33,832
Property installed by developers and conveyed	$4,971	$1,555

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
 GSWC and BVES are both California public utilities. GSWC is engaged in the purchase, production, distribution and sale of water throughout California serving approximately 264,600 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,800 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
ASUS, through its wholly owned subsidiaries, operates, maintains and performs construction activities (including renewal and replacement capital work) on water and/or wastewater systems at various U.S. military bases pursuant to initial 50-year firm fixed-price contracts with the U.S. government and one 15-year contract with the U.S. government. These contracts are subject to annual economic price adjustments and modifications for changes in circumstances, changes in laws and regulations, and additions to the contract value for new construction of facilities at the military bases. ASUS also from time to time performs construction services on military bases as a subcontractor.
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
Basis of Presentation: The consolidated financial statements and notes hereto are presented in a combined report filed by two separate Registrants: AWR and GSWC. References in this report to “Registrant” are to AWR and GSWC, collectively, unless otherwise specified. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding equity of its subsidiaries. The consolidated financial statements of AWR include the accounts of AWR and its subsidiaries. These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany transactions and balances have been eliminated in AWR’s consolidated financial statements.
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

Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of approximately $0.7 million for each of the three month periods ended September 30, 2024 and 2023, and $2.4 million and $2.8 million during the nine month periods ended September 30, 2024 and 2023, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $1.1 million during the three month periods ended September 30, 2024 and 2023, respectively, and $4.0 million and $3.8 million during the nine month periods ended September 30, 2024 and 2023, respectively. In addition, as discussed under Liquidity and Financing Activities, under AWR’s credit facility, AWR borrows and provides funds to ASUS in support of its operations.
Liquidity and Financing Activities: On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three and nine months ended September 30, 2024, AWR sold 335,449 and 791,097 Common Shares, respectively, through this ATM offering program and raised proceeds of $27.0 million, net of $0.4 million in commissions paid and $60.0 million, net of $0.9 million in commissions paid, respectively, under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million and $0.8 million of other expenses during the three and nine months ended September 30, 2024, respectively, which was primarily legal and other costs to establish this ATM offering program. As of September 30, 2024, approximately $139.1 million remained available for sale under the ATM offering program.
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
AWR and GSWC each have credit agreements with a term of five years which mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of September 30, 2024, AWR’s outstanding borrowings under its credit facility of $120.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations and is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under GSWC’s credit facility are required to be paid-off in full within a 24-month period. GSWC’s next pay-off period ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility of $140.0 million as of September 30, 2024 are classified as current liabilities in AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. GSWC expects to issue long-term debt and/or equity to facilitate the pay-off of its credit facility in 2025, after which GSWC may borrow under the credit facility again.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a borrowing capacity of $65.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period was set to end in August 2024. In May 2024, the CPUC approved BVES’s request to extend its 24-month pay-off period past the August deadline while it awaited a final decision from the CPUC on its financing application that enables BVES to issue the necessary long-term financing to pay off its borrowings under the credit facility. The CPUC granted BVES an extension to its original August 2024 deadline to instead nine months from the date a final decision in the financing application is issued by the CPUC. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approves BVES’s request to issue up to $120 million of new debt and equity securities. As a result, BVES will have until May 1, 2025 to secure long-term financing to pay off the remaining balance of its revolving credit arrangement. Furthermore, in September 2024, BVES issued eleven Common Shares to AWR for total proceeds of $22.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures. As of September 30, 2024, the outstanding balance under BVES’s credit facility of $37.0 million has been classified as a current liability in AWR’s Consolidated Balance Sheet.

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
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and nine months ended September 30, 2024 and 2023, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Water:
Tariff-based revenues	$119,716	$102,225	$300,442	$301,144
CPUC-approved surcharges (cost-recovery activities)	946	1,107	2,405	1,982
Other	694	674	1,944	2,060
Water revenues from contracts with customers	121,356	104,006	304,791	305,186
WRAM under/(over)-collection (alternative revenue program)	2,687	12,225	19,941	40,665
Total water revenues (1)	124,043	116,231	324,732	345,851

Electric:
Tariff-based revenues	8,892	8,424	30,431	30,416
CPUC-approved surcharges (cost-recovery activities)	27	138	130	404
Electric revenues from contracts with customers	8,919	8,562	30,561	30,820
BRRAM under/(over)-collection (alternative revenue program)	121	394	(613)	(132)
Total electric revenues	9,040	8,956	29,948	30,688

Contracted services:
Water	14,651	16,504	57,821	58,103
Wastewater	14,048	10,005	39,860	35,877
Contracted services revenues from contracts with customers	28,699	26,509	97,681	93,980

Total AWR revenues	$161,782	$151,696	$452,361	$470,519
(1) Water revenues for the nine months ended September 30, 2023 include approximately $32 million recorded from the impact of retroactive revenues for the full year of 2022 as a result of the CPUC’s approval of GSWC’s general rate case in June 2023. Furthermore, the CPUC also issued a final decision in June 2023 on GSWC’s cost of capital proceeding. As a result of the final cost of capital decision, the nine months ended September 30, 2023 include an increase in water revenues of $6.4 million from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Unbilled receivables	$9,172	$9,693
Receivable from the U.S. government	$83,282	$91,489
Contract assets	$20,593	$14,378
Contract liabilities	$3,649	$1,352
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the nine months ended September 30, 2024, which were included in contract liabilities at the beginning of the period were not material. Contracted services revenues recognized during the nine months ended September 30, 2024 from performance obligations satisfied in previous periods were also not material.
As of September 30, 2024, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.1 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 15 to 50 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2024, GSWC and BVES had $75.1 million of net regulatory assets on the balance sheets, which included $157.8 million of regulatory assets net of $82.7 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $23.2 million of regulatory assets not accruing a carrying cost, which included $10.7 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $8.3 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $4.2 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $77.8 million of regulatory liabilities not incurring interest that consisted of $73.0 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $3.3 million related to the net overfunded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest). The remaining $1.5 million relates to other regulatory liabilities that do not accrue interest.
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

(dollars in thousands)	September 30, 2024	December 31, 2023
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$41,656	$52,795
Water revenue adjustment mechanism, net of modified cost balancing account	44,092	41,545
Asset retirement obligations	7,375	7,099
Flowed-through deferred income taxes, net	8,919	3,190
Low income rate assistance balancing accounts	8,164	5,763
Other regulatory assets	9,254	10,661
Excess deferred income taxes	(69,257)	(70,189)
Pensions and other post-retirement obligations	(4,824)	(4,867)
Other regulatory liabilities	(576)	(268)
Total GSWC	$44,803	$45,729
BVES
Derivative instrument memorandum account (Note 5)	8,320	2,360
Wildfire mitigation and other fire prevention related costs memorandum accounts	20,904	17,716
Electric supply cost adjustment mechanism	284	2,583
Other regulatory assets	8,426	7,697
Other regulatory liabilities	(7,676)	(6,578)
Total AWR	$75,061	$69,507
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2023.
Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determines new water rates for the years 2022–2024. The new rates approved were retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of September 30, 2024, there is an aggregate cumulative amount of $41.7 million under-collection in the general rate case memorandum accounts that GSWC has recorded as regulatory assets for retroactive water revenues.
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
As of September 30, 2024, GSWC had an aggregated net regulatory asset of $44.1 million, which is comprised of a $47.4 million under-collection in the WRAM accounts and a $3.3 million over-collection in the MCBA accounts. During the nine months ended September 30, 2024, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $16.0 million that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. In May 2024, the CPUC approved the recovery of all pre-2024 WRAM/MCBA balances, with the majority of the balances to be recovered within 18 months. Accordingly, effective May 1, 2024, GSWC implemented surcharges to recover all of its WRAM/MCBA balances accumulated as of December 31, 2023.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM balances within 24 months following the year in which an under-collection is recorded. As of September 30, 2024, there were no significant WRAM under-collections that were estimated to be collected over more than a 24 month period.

BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. In August 2019, the CPUC issued a final decision in the electric general rate case, which set new rates for BVES through the year 2022. Among other things, the decision authorized BVES to record incremental costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, in a CPUC-approved memorandum account for future recovery. As of September 30, 2024, BVES had approximately $13.9 million in incremental vegetation management costs recorded as a regulatory asset for future recovery.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. BVES's latest update to its WMPs have been approved by the OEIS and are pending CPUC ratification. As of September 30, 2024, BVES has approximately $7.0 million related to expenses accumulated in its other WMP memorandum accounts that have been recognized as regulatory assets for future recovery.
All capital expenditures and other incremental costs incurred that are being tracked in BVES’s WMP memorandum accounts are currently not in rates. In BVES's general rate case application filed in August 2022 that is pending finalization, BVES requested future recovery of these costs. On November 1, 2024, BVES, the Public Advocates Office at the CPUC, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between the parties resolving all issues in connection with the pending general rate case that will determine new electric rates for the years 2023 through 2026. Among other things, the settlement agreement, if approved by the CPUC, will approve for recovery the requested capital expenditures and other incremental operating costs incurred in connection with BVES’s WMPs that are currently not included in customer rates.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$35,834	$31,565	$90,833	$104,493
Less: impact from participating securities	128	91	294	286
Total income available to common shareholders	$35,706	$31,474	$90,539	$104,207

Weighted average Common Shares outstanding, basic	37,564	36,977	37,302	36,974

Basic earnings per Common Share	$0.95	$0.85	$2.43	$2.82
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of September 30, 2024 and 2023 under these plans.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Common shareholders earnings, basic	$35,706	$31,474	$90,539	$104,207
Undistributed earnings for dilutive stock options and restricted stock units	66	45	134	162
Total common shareholders earnings, diluted	$35,772	$31,519	$90,673	$104,369

Weighted average Common Shares outstanding, basic	37,564	36,977	37,302	36,974
Stock-based compensation (1)	119	94	107	90
Weighted average Common Shares outstanding, diluted	37,683	37,071	37,409	37,064

Diluted earnings per Common Share	$0.95	$0.85	$2.42	$2.82
(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 135,575 and 106,879 restricted stock units, including performance awards to officers of the Company at September 30, 2024 and 2023, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three and nine months ended September 30, 2024, AWR sold 335,449 and 791,097 Common Shares, respectively, through its ATM offering program and raised proceeds of $27.0 million, net of $0.4 million in commissions paid and $60.0 million, net of $0.9 million in commissions paid, respectively (Note 1). During the nine months ended September 30, 2024 and 2023, AWR also issued 25,164 and 18,351 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the nine months ended September 30, 2024 and 2023, AWR paid $1.1 million and $0.9 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2024 and 2023, GSWC paid $1.1 million and $0.8 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2024 and 2023, AWR paid quarterly dividends of approximately $17.5 million, or $0.4655 per share, and $15.9 million, or $0.4300 per share, respectively. During the nine months ended September 30, 2024 and 2023, AWR paid quarterly dividends of approximately $49.4 million, or $1.3255 per share, and $45.3 million, or $1.2250 per share, respectively.

During the three and nine months ended September 30, 2024, GSWC paid dividends of $17.5 million to AWR. During the three and nine months ended September 30, 2023, GSWC paid dividends of $16.0 million and $55.4 million, respectively, to AWR. ASUS paid a $16.0 million dividend to AWR during the nine months ended September 30, 2024, but did not pay any dividends to AWR during the nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, GSWC issued one Common Share to AWR for $10.0 million. Proceeds from the stock issuance were used to pay down a portion of intercompany borrowings owed to AWR.

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
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance.  Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of September 30, 2024, the fair value of the derivative liability was $8.3 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices. The notional volume of derivatives remaining under these long-term contracts as of September 30, 2024 was 596,346 megawatt hours.

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
The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2024 and 2023. The change in fair value was due to the change in market energy prices during the three and nine months ended September 30, 2024 and 2023.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Fair value at beginning of the period	$(5,593)	$4,657	$(2,360)	$11,847
Unrealized (losses) gains on purchase power contracts	(2,727)	(3,132)	(5,960)	(10,322)
Fair value at end of the period	$(8,320)	$1,525	$(8,320)	$1,525
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $39.3 million as of September 30, 2024 and $34.1 million as of December 31, 2023. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of September 30, 2024 and December 31, 2023 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$643,893	$633,446	$579,047	$556,214

	September 30, 2024		December 31, 2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$608,893	$599,289	$544,047	$522,883

__________________
(1) Excludes debt issuance costs of approximately $3.3 million and $3.1 million as of September 30, 2024 and December 31, 2023, respectively.
(2) Excludes debt issuance costs of approximately $3.1 million and $3.0 million as of September 30, 2024 and December 31, 2023, respectively.

Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 21.9% and 23.2% for the three months ended September 30, 2024 and 2023, respectively, and was 23.4% and 24.3% for the nine months ended September 30, 2024 and 2023, respectively. GSWC’s ETR was 22.6% and 24.9% for the three months ended September 30, 2024 and 2023, respectively, and was 24.0% and 25.3% for the nine months ended September 30, 2024 and 2023, respectively.
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
Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$792	$705	$32	$33	$358	$312
Interest cost	2,580	2,581	25	26	426	411
Expected return on plan assets	(3,004)	(2,617)	(142)	(119)	—	—
Amortization of prior service cost	109	110	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(278)	(242)	(4)	(8)
Net periodic benefits costs under accounting standards	477	779	(363)	(302)	780	715
Regulatory adjustments - deferred	—	(27)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$477	$752	$(363)	$(302)	$780	$715

	For The Nine Months Ended September 30,

	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$2,492	$2,397	$96	$99	$1,074	$936
Interest cost	7,680	7,607	74	77	1,278	1,233
Expected return on plan assets	(9,022)	(7,863)	(426)	(358)	—	—
Amortization of prior service cost	326	326	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(834)	(724)	(11)	(24)
Net periodic benefits costs under accounting standards	1,476	2,467	(1,090)	(906)	2,341	2,145
Regulatory adjustments - deferred	—	(211)	—	—	—	—
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$1,476	$2,256	$(1,090)	$(906)	$2,341	$2,145
In September 2024, Registrant contributed approximately $2.9 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three and nine months ended September 30, 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.1 million and $0.4 million, respectively. During the nine months ended September 30, 2023, GSWC’s actual pension expense was higher than the amounts included in water customer rates by $0.2 million, and was not materially higher than the amounts included in water customer rates for the three months ended September 30, 2023. BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. Over-collections are recorded as a reduction in revenues. As of September 30, 2024, GSWC and BVES had over-collections in their two-way pension balancing accounts of $1.5 million and $0.6 million, respectively, and have been included as part of regulatory liabilities (Note 3).
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
As of September 30, 2024, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.7 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2024, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

	As Of And For The Three Months Ended September 30, 2024
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$124,043	$9,040	$28,699	$—	$161,782
Operating income (loss)	46,846	2,042	6,182	(2)	55,068
Interest expense (income), net	8,358	1,346	417	1,365	11,486
Net property, plant and equipment	1,861,431	161,788	17,370	—	2,040,589
Depreciation and amortization expense (1)	9,070	944	835	—	10,849
Income tax expense (benefit)	9,228	135	1,425	(732)	10,056
Capital additions	51,466	11,862	851	—	64,179

	As Of And For The Three Months Ended September 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$116,231	$8,956	$26,509	$—	$151,696
Operating income (loss)	43,243	2,049	6,204	255	51,751
Interest expense (income), net	6,775	760	394	1,637	9,566
Net property, plant and equipment	1,696,923	137,299	16,249	—	1,850,471
Depreciation and amortization expense (1)	8,610	776	798	—	10,184
Income tax expense (benefit)	8,830	(154)	1,430	(559)	9,547
Capital additions	37,349	9,947	186	—	47,482

	As Of And For The Nine Months Ended September 30, 2024
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$324,732	$29,948	$97,681	$—	$452,361
Operating income (loss)	116,578	6,416	22,801	(5)	145,790
Interest expense (income), net	24,381	3,162	1,095	4,677	33,315
Net property, plant and equipment	1,861,431	161,788	17,370	—	2,040,589
Depreciation and amortization expense (1)	27,147	2,721	2,473	—	32,341
Income tax expense (benefit)	23,539	656	5,307	(1,691)	27,811
Capital additions	147,093	23,023	3,361	—	173,477

	As Of And For The Nine Months Ended September 30, 2023
			Contracted	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Parent	AWR
Operating revenues	$345,851	$30,688	$93,980	$—	$470,519
Operating income (loss)	134,006	7,783	19,854	218	161,861
Interest expense (income), net	18,784	1,987	948	4,389	26,108
Net property, plant and equipment	1,696,923	137,299	16,249	—	1,850,471
Depreciation and amortization expense (1)	26,890	2,283	2,472	—	31,645
Income tax expense (benefit)	29,674	794	4,621	(1,586)	33,503
Capital additions	113,921	20,985	1,225	—	136,131
(1)      Depreciation computed on GSWC’s and BVES’s transportation equipment is recorded in other operation expenses and totaled $0.2 million for each of the three month periods ended September 30, 2024 and 2023, and totaled $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2023, additional depreciation expense on GSWC’s transportation equipment of $0.2 million was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the CPUC’s final decision issued in June 2023 in GSWC’s general rate case that included an increase to the transportation equipment composite depreciation rates that were retroactive to January 1, 2022.
The following table reconciles total net property, plant and equipment (a key figure for ratemaking) to total consolidated assets (in thousands):

	September 30,
	2024	2023
Total net property, plant and equipment	$2,040,589	$1,850,471
Other assets	380,035	354,758
Total consolidated assets	$2,420,624	$2,205,229

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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares. The impact of retroactive rates related to the full year of 2022 recorded during the nine months ended September 30, 2023 resulting from the final decision in the water general rate case approved in June 2023, and the impact from the reversal of revenues subject to refund due to a change in estimates recorded during the nine months ended September 30, 2023 following the receipt of a final cost of capital decision in June 2023 have been excluded in this analysis when communicating AWR’s consolidated and water segment results for the nine months ended September 30, 2024 and 2023 to help facilitate comparisons of Registrant’s performance from period to period.
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
Water and Electric Segments:
GSWC’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California. BVES’s revenues, operating income and cash flows are primarily earned through delivering electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on invested capital.  GSWC and BVES plan to continue seeking recovery of its operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and the Public Advocates Office (“Cal Advocates”) of the CPUC filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. The CPUC is scheduled to issue a proposed decision in the water general rate case by the end of 2024, with new rates to become effective January 1, 2025.
The proposed settlement agreement, if approved by the CPUC, resolves most of the issues related to the calculation of the 2025 annual revenue requirement in the general rate case application leaving only two unresolved issues. Among other things, the settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment, as proposed in the settlement agreement, includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the settlement agreement approves $58.2 million of advice letter capital investments that began construction in 2023 that we expect to file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return, including all applicable components of the revenue requirement after the assets are placed in service up until the assets are placed in customer rates.
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
The two remaining unresolved 2025 revenue requirement issues relate to the sales forecast and supply mix. In addition, four items related to GSWC’s request for certain regulatory mechanisms will be litigated and they include (i) a full sales and revenue decoupling mechanism, and a full cost balancing account for water supply, (ii) a sales reconciliation mechanism, (iii) a supply mix adjustment mechanism, and (iv) a request to modify the existing per- and polyfluoroalkyl substances (“PFAS”) memorandum account to track carrying costs on capital investments needed to comply with the new PFAS maximum contaminant levels (monitoring and reporting required effective 2027) established by the Environmental Protection Agency. With regards to all of these unresolved issues, GSWC and Cal Advocates filed briefs with the CPUC in July 2024. An oral argument has been scheduled with the administrative law judge in December to discuss litigated items. When the administrative law judge in the proceeding issues a proposed decision, it will address the unresolved issues along with the settlement agreement filed by GSWC and Cal Advocates.
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
In September 2022, the governor of California signed Senate Bill (“SB”) 1469, which allowed Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. On July 8, 2024, the Court issued a ruling that set aside the previously issued order by the CPUC and vacated the portions of the CPUC’s August 2020 decision related to the discontinued use of the WRAM and MCBA used by water utilities and its accompanying findings and conclusions. However, GSWC’s request to continue using the WRAM and MCBA is still subject to CPUC approval in the pending general rate case proceeding. If the water general rate case is delayed beyond December 31, 2024, GSWC will continue to bill its customers based on the existing adopted 2024 rates until the new 2025 rates are approved. However, GSWC may not be able to recognize under-collections of revenue in 2025 caused by fluctuations in consumption until the CPUC issues a final decision on GSWC’s request for the continuation of the WRAM and MCBA. In lieu of the existing full revenue decoupling mechanism such as the WRAM, the CPUC may authorize a modified rate adjustment mechanism that would allow for partial recognition of any potential under-collections. There can be no assurance as to the timing of the final decision or whether the CPUC will authorize a WRAM, MCBA or alternative modified rate adjustment mechanism.
Water General Rate Case for 2022–2024 and Changes in Rates for 2023 and 2024
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024 retroactive to January 1, 2022. The impact of retroactive rates for the full year of 2022 as well as the 2023 estimated second-year rate increases have been reflected in the results of operations for the nine months ended September 30, 2023.
The third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the nine months ended September 30, 2024 results. There was an increase in recorded water operating revenues of $17.3 million largely as a result of the third-year rate increases for 2024 that reflects, among other things, a higher revenue requirement for increases in recorded supply costs of $2.5 million, which combined is an increase of $0.29 per share, and excludes the impact of (i) retroactive rates for the full year of 2022 resulting from the final general rate case decision, and (ii) reversing the revenues subject to refund liability previously recorded in 2022 resulting from the final cost of capital decision, with both decisions received and recorded in 2023. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability. Due to the delay in finalizing the prior water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates and new 2023 rate increases went into effect on July 31, 2023. In October 2023, surcharges were implemented to recover all retroactive rate differences accumulated in memorandum accounts for the full year of 2022 and for 2023 through July 30, 2023 over 36 months. As of September 30, 2024, there is an aggregate remaining cumulative balance of $41.7 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets.
Cost of Capital (“COC”) Proceedings:
2021 COC Application
On June 29, 2023, the CPUC adopted a final decision in the cost of capital proceeding that, among other things, allowed for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31, 2024. The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. Based on the final decision, all adjustments to rates were effective July 31, 2023. Accordingly, GSWC billed its water customers and recognized revenues for the period from January 1 through July 30, 2023 based on the previously authorized return on equity of 8.9%. After receiving the final cost of capital decision, GSWC filed an advice letter to establish the WCCM and related adjustment for 2023, which increased GSWC’s 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. For the period from October 1, 2022 through September 30, 2023, the Moody’s Aa utility bond rate increased by 139.7 basis points from the benchmark, which again triggered a WCCM adjustment and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
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
Electric General Rate Case for the years 2023–2026
On August 30, 2022, BVES filed a general rate case application with the CPUC to determine new electric rates for the years 2023 through 2026. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between the parties resolving all issues in connection with the pending general rate case. Among other things, the settlement agreement, if approved by the CPUC, (i) settles and adopts the revenue requirements for each of the four years 2023 through 2026, (ii) authorizes BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed, all of which are dedicated to improving system safety and reliability; (iii) adopts a cost of capital that increases BVES’s adopted return on equity from 9.6% to 10.0%, lowers the cost of debt from 6.6% to 5.51%, and maintains the capital structure of 57% equity and 43% debt, and (iv) approves for recovery the requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans that are currently not included in customer rates.
Excluding the additional revenues from the advice letter capital projects discussed above, under the terms of the settlement agreement (i) BVES’s adopted operating revenues less electric supply costs for 2023 are projected to increase by approximately $5.1 million as compared to the 2022 adopted and recorded operating revenues less electric supply costs to cover, among other things, the higher incremental operating costs as settled in the revenue requirement related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed because they were being tracked in memorandum accounts, and (ii) it provides increases in the adopted operating revenues of $2.2 million for each of the years 2024 and 2025, and by $3.3 million in 2026. The rate increases for 2024 - 2026 are not subject to an earnings test. The previously mentioned advice letter projects of $23.1 million plus AFUDC are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates.
Due to the delay in finalizing the electric general rate case, electric revenues billed to customers for 2023 and through September 30, 2024 have been based on 2022 adopted rates, and will remain in effect until finalization of the pending general rate case proceeding. BVES has been authorized by the CPUC to establish a general rate case memorandum account that will make the new rates retroactive to January 1, 2023 and, therefore, when a final decision is issued by the CPUC, cumulative adjustments will be recorded at that time to reflect the full impact of retroactive rates. The CPUC has extended the statutory deadline of this proceeding to January 31, 2025. Therefore, a decision in the electric general rate case is scheduled to be issued by the first quarter of 2025. No assurance can be given that a decision will be received at such time.

Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm-fixed-price contract, additional firm-fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract prices for each of the contracts and recurring task order agreements are subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. ASUS’s subsidiaries expect to continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
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
ASUS continues to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases it currently serves. During the nine months ended September 30, 2024, ASUS has been awarded approximately $54.0 million in new construction projects, which are expected to be completed during 2024 through 2027. This is a significant increase of new construction projects awarded when compared to $25.2 million awarded for the full year of 2023. Earnings and cash flows from modifications to the original 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2024	9/30/2023	CHANGE
Water	$0.84	$0.72	$0.12
Electric	0.02	0.04	(0.02)
Contracted services	0.11	0.12	(0.01)
AWR (parent)	(0.02)	(0.02)	—
Consolidated diluted earnings per share, as recorded (GAAP)	$0.95	$0.85	$0.10
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the three months ended September 30, 2024, AWR’s recorded consolidated diluted earnings were $0.95 per share, as compared to $0.85 per share for the same period in 2023, an increase of $0.10 per share, generated from higher earnings at the water utility segment, which contributed an increase of $0.12 per share that included a net favorable variance of $0.06 per share from gains generated on investments held to fund one of the company’s retirement plans during the third quarter of 2024 as compared to losses recorded during the same period in 2023 due to financial market conditions.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended September 30, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q3 2024	Q3 2023	Q3 2024	Q3 2023	Q3 2024	Q3 2023	Q3 2024	Q3 2023	Q3 2024	Q3 2023
Operating income (loss) (Note 10)	$46,846	$43,243	$2,042	$2,049	$6,182	$6,204	$(2)	$255	$55,068	$51,751
Other (income) and expenses, net	6,052	7,820	1,325	754	436	428	1,365	1,637	9,178	10,639
Income tax expense (benefit)	9,228	8,830	135	(154)	1,425	1,430	(732)	(559)	10,056	9,547
Net income (loss)	$31,566	$26,593	$582	$1,449	$4,321	$4,346	$(635)	$(823)	$35,834	$31,565
Weighted Average Number of Diluted Shares	37,683	37,071	37,683	37,071	37,683	37,071	37,683	37,071	37,683	37,071
Diluted earnings (loss) per share	$0.84	$0.72	$0.02	$0.04	$0.11	$0.12	$(0.02)	$(0.02)	$0.95	$0.85
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the three months ended September 30, 2024, recorded diluted earnings from the water utility segment were $0.84 per share, as compared to $0.72 per share for the same period in 2023, an increase of $0.12 per share due, in part, to a net favorable variance of $0.06 per share from gains totaling $2.1 million, or $0.04 per share, generated on investments held to fund one of the company’s retirement plans during the three months ended September 30, 2024, as compared to losses on investments of $1.0 million, or $0.02 per share, recorded during the same period in 2023 due to financial market conditions. The discussion below presents the other major variances in earnings for the two periods and which resulted in a net overall increase in earnings at the water segment of $0.06 per share for the third quarter of 2024.
•An increase in water operating revenues of approximately $7.8 million was largely a result of the third-year rate increases approved by the CPUC that went into effect on January 1, 2024, and an overall increase in the authorized rate of return on rate base in 2024 compared to the same period in 2023 due to triggering the WCCM, which increased the return on equity from 9.36% to 10.06% effective January 1, 2024.
•An increase in water supply costs of $1.4 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage, wholesale water prices and water production costs. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no material impact on the water segment’s profitability.

•An overall increase in operating expenses of $2.8 million (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) operation-related costs resulting from higher conservation spending, (iii) administrative and general expenses resulting largely from higher outside-services costs including related to the pending general rate case application and other regulatory filings, and higher insurance-related costs, and (iv) depreciation and amortization expenses as well as property taxes, both of which are impacted by the increasing capital expenditures and are reflected and recovered in customer rates. These increases were partially offset by a decrease in maintenance expenses due to timing.
•An increase in interest expense (net of interest income) of $1.6 million resulting primarily from an overall increase in interest rates, as well as an increase in total borrowing levels to support, among other things, the capital expenditure program at GSWC, and a decrease in interest income earned on regulatory assets bearing interest at the current 90-day commercial paper rate due to a decrease in the level of regulatory assets recorded.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended September 30, 2024 as compared to the same period in 2023 that favorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through September 30, 2024, AWR has sold 791,097 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.02 per share for the third quarter of 2024 as compared to the same period in 2023 primarily due to an increase in interest expense (net of interest income) resulting from an overall increase in interest rates, as well as an increase in total borrowing levels to support, among other things, the capital expenditure program at BVES, and a decrease in interest income earned on regulatory assets.
On August 30, 2022, BVES filed a general rate case application with the CPUC to determine new electric rates for the years 2023 through 2026, which is still pending finalization. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between all parties resolving all issues in connection with the pending general rate case. When a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.
Contracted Services Segment:
Diluted earnings from the contracted services segment were consistent for the quarter when compared to 2023 with a decrease of $0.01 per share shown in the table above primarily due to the effects of rounding. The contracted services segment is expected to contribute $0.54 to $0.57 per share for the full 2024 year.
AWR (Parent):
For the three months ended September 30, 2024, diluted losses from AWR (parent) were consistent when compared to the same period in 2023.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2024	9/30/2023	CHANGE
Water	$1.99	$2.36	$(0.37)
Electric	0.07	0.14	(0.07)
Contracted services	0.44	0.38	0.06
AWR (parent)	(0.07)	(0.06)	(0.01)
Consolidated diluted earnings per share, as recorded (GAAP)	2.42	2.82	(0.40)
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the decision in the water general rate case*	—	(0.38)	0.38
Impact related to the final cost of capital decision*	—	(0.13)	0.13
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$2.42	$2.31	$0.11
Water diluted earnings per share, as adjusted (Non-GAAP)*	$1.99	$1.85	$0.14
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* All adjustments to 2023’s recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude both the impact of the final decision in the water general rate case that included retroactive rates related to the full year of 2022, and the impact of reversing previously recorded estimated 2022 revenues subject to refund as a result of the final cost of capital decision issued in June 2023 that made all adjustments to rates prospective. Both adjustments are shown separately in the table above.
For the nine months ended September 30, 2024, AWR’s recorded consolidated diluted earnings were $2.42 per share, as compared to $2.82 per share recorded for the same period in 2023, a decrease of $0.40 per share. Included in the results for the nine months ended September 30, 2023 were (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full year of 2022 of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal of estimated water revenues subject to refund previously recorded in 2022 of $6.4 million, or $0.13 per share. Excluding these items from the nine months ended September 30, 2023, adjusted consolidated diluted earnings were $2.31 per share, compared to adjusted and recorded consolidated earnings of $2.42 per share during the same period in 2024, an adjusted increase of $0.11 per share, largely generated from the water utility segment.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the nine months ended September 30, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023	YTD 2024	YTD 2023
Operating income (loss) (Note 10)	$116,578	$134,006	$6,416	$7,783	$22,801	$19,854	$(5)	$218	$145,790	$161,861
Other (income) and expenses, net	18,484	16,743	3,094	1,959	1,148	1,042	4,420	4,121	27,146	23,865
Income tax expense (benefit)	23,539	29,674	656	794	5,307	4,621	(1,691)	(1,586)	27,811	33,503
Net income (loss)	$74,555	$87,589	$2,666	$5,030	$16,346	$14,191	$(2,734)	$(2,317)	$90,833	$104,493
Weighted Average Number of Diluted Shares	37,409	37,064	37,409	37,064	37,409	37,064	37,409	37,064	37,409	37,064
Diluted earnings (loss) per share	$1.99	$2.36	$0.07	$0.14	$0.44	$0.38	$(0.07)	$(0.06)	$2.42	$2.82
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the nine months ended September 30, 2024, recorded diluted earnings from the water utility segment were $1.99 per share, as compared to $2.36 per share for the same period in 2023, a decrease of $0.37 per share, which includes (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full 2022 year of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal during the nine months ended September 30, 2023 of estimated revenues subject to refund recorded in 2022 of $6.4 million, or $0.13 per share.
Excluding the impact of both items discussed above from the nine months ended September 30, 2023, adjusted diluted water earnings were $1.85 per share, as compared to adjusted and recorded diluted earnings of $1.99 per share for the nine months ended September 30, 2024, an adjusted increase at the water segment of $0.14 per share due, in part, to a net favorable variance of $0.06 per share from gains totaling $5.1 million, or $0.10 per share, generated on investments held to fund one of the Company’s retirement plans during the nine months ended September 30, 2024, as compared to gains on investments of $2.1 million, or $0.04 per share, recorded during the same period in 2023 due to financial market conditions. The discussion below presents the other major variances in earnings for the two periods and which resulted in a net overall increase in earnings at the water segment of $0.08 per share for the nine months ended September 30, 2024.
•Excluding the revenue impact related to 2022 resulting from the decisions in both the general rate case and cost of capital proceedings recorded during the nine months ended September 30, 2023 as previously discussed, there was an increase in water operating revenues of approximately $17.3 million as a result of the third-year rate increases that went into effect on January 1, 2024.
•An increase in water supply costs of $2.5 million, which consists of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage, wholesale water prices and water production costs. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no material impact on the water segment’s profitability.
•An overall increase in operating expenses of $6.5 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting largely from higher outside-services costs including related to the pending general rate case application and other regulatory filings, and an increase in insurance-related costs, and (iii) depreciation and amortization expenses as well as property taxes, both of which are impacted by the increasing capital expenditures and are reflected and recovered in customer rates. These increases were partially offset by decreases in the timing of other operation-related and maintenance expenses.
•An overall increase in interest expenses (net of interest income) of $4.8 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC, partially offset by higher interest income earned on regulatory assets bearing interest at the current 90-day commercial paper rate, which increased compared to 2023’s rates, as well as an increase in the level of regulatory assets recorded.
•Excluding the impact from the investments held to fund one of the Company’s retirement plans as previously discussed, an overall decrease in other expenses (net of other income) of $0.8 million due primarily to a decrease in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the nine months ended September 30, 2024 as compared to the same period in 2023 that favorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through September 30, 2024, AWR has sold 791,097 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment decreased $0.07 per share for the nine months ended September 30, 2024 as compared to the same period in 2023, largely resulting from not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026, while also experiencing continued increases in overall operating expenses and interest costs. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between all parties resolving all issues in connection with the pending general rate case. If the CPUC approves the settlement agreement, when a decision is issued in the electric general rate case, new rates are expected to be retroactive to January 1, 2023 and cumulative adjustments will be recorded at that time.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.06 per share for the nine months ended September 30, 2024 as compared to the same period in 2023, largely due to an increase in management fee revenue resulting from the resolution of various economic price adjustments and the commencement of operations at the new bases, partially offset by higher overall operating expenses (excluding construction expenses) and interest costs as compared to the same period of 2023. The contracted services segment is expected to contribute $0.54 to $0.57 per share for the full 2024 year.
AWR (Parent):
For the nine months ended September 30, 2024, the diluted loss from AWR (parent) increased by $0.01 per share compared to the same period in 2023 due primarily to an increase in interest expense resulting from higher short-term interest rates and higher borrowings made under AWR’s revolving credit facility.
The following discussion and analysis for the three and nine months ended September 30, 2024 and 2023 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$124,043	$116,231	$7,812	6.7%
Electric	9,040	8,956	84	0.9%
Contracted services	28,699	26,509	2,190	8.3%
Total operating revenues	161,782	151,696	10,086	6.6%

OPERATING EXPENSES
Water purchased	24,059	23,216	843	3.6%
Power purchased for pumping	4,996	4,291	705	16.4%
Groundwater production assessment	6,971	5,990	981	16.4%
Power purchased for resale	2,467	2,383	84	3.5%
Supply cost balancing accounts	(381)	723	(1,104)	*
Other operation	11,021	10,429	592	5.7%
Administrative and general	24,200	20,982	3,218	15.3%
Depreciation and amortization	10,849	10,184	665	6.5%
Maintenance	3,719	4,097	(378)	(9.2)%
Property and other taxes	7,063	6,034	1,029	17.1%
ASUS construction	11,750	11,616	134	1.2%
Total operating expenses	106,714	99,945	6,769	6.8%

OPERATING INCOME	55,068	51,751	3,317	6.4%

OTHER INCOME AND EXPENSES
Interest expense	(13,225)	(11,691)	(1,534)	13.1%
Interest income	1,739	2,125	(386)	(18.2)%
Other, net	2,308	(1,073)	3,381	*
Total other income (expenses), net	(9,178)	(10,639)	1,461	(13.7)%

INCOME BEFORE INCOME TAX EXPENSE	45,890	41,112	4,778	11.6%

Income tax expense	10,056	9,547	509	5.3%

NET INCOME	$35,834	$31,565	$4,269	13.5%

Basic earnings per Common Share	$0.95	$0.85	$0.10	11.8%

Fully diluted earnings per Common Share	$0.95	$0.85	$0.10	11.8%
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
Water
For the three months ended September 30, 2024, revenues from water operations increased by $7.8 million to $124.0 million as compared to the same period in 2023. The increase in water revenues during the third quarter of 2024 is primarily a result of third-year rate increases that went into effect on January 1, 2024, and an increase in the authorized rate of return on rate base in 2024.
Billed water consumption for the third quarter of 2024 was higher by approximately 8.6% as compared to the same period in 2023 due primarily to the summer heat wave in California and higher overall temperatures in the third quarter of 2024 as compared to the third quarter of 2023. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the three months ended September 30, 2024 increased by $0.1 million to $9.0 million as a result of higher usage partially offset by not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026. Electric usage for the third quarter of 2024 was 5.7% higher than the same period in 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended September 30, 2024, revenues from contracted services increased by $2.2 million to $28.7 million as compared to $26.5 million for the same period in 2023. The increase was largely resulting from an increase in management fees from economic price adjustments and revenues at the new bases.
ASUS’s subsidiaries expect to continue to enter into U.S. government-awarded contract modifications, agreements with third-party prime contractors for new construction projects at the military bases served and task order agreements. Earnings and cash flows from modifications to the initial 15- and 50-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 35.7% and 36.6% of total operating expenses for the three months ended September 30, 2024 and 2023, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended September 30, 2024 and 2023 were approximately 43% and 44%, respectively.
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

Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended September 30, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water purchased	$24,059	$23,216	$843	3.6%
Power purchased for pumping	4,996	4,291	705	16.4%
Groundwater production assessment	6,971	5,990	981	16.4%
Water supply cost balancing accounts *	(370)	788	(1,158)	**
Total water supply costs	$35,656	$34,285	$1,371	4.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.4) million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.
** not meaningful
Purchased water costs for the third quarter of 2024 increased to $24.1 million as compared to $23.2 million for the same period in 2023 primarily due to an increase in wholesale water costs, partially offset by a reduction in purchased water due to wells coming back on-line. There was an overall increase in well production costs compared to the same period in 2023 due to an increase in customer water usage, which increases power purchased for pumping and groundwater production assessments. The increases to water production costs were also a result of increases in electricity provider rates and increases in pump tax rates.
For the three months ended September 30, 2024, the water supply cost balancing account had a $0.4 million under-collection as compared to a $0.8 million over-collection during the same period in 2023. The change in the water supply cost balancing accounts was attributed to an increase in customer water usage and increases in overall actual supply costs in 2024.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended September 30, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Power purchased for resale	$2,467	$2,383	$84	3.5%
Electric supply cost balancing account *	(11)	(65)	54	**
Total electric supply costs	$2,456	$2,318	$138	6.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.4) million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively.
** not meaningful
For the three months ended September 30, 2024, the cost of power purchased for resale to BVES’s electric customers increased by $0.1 million to $2.5 million as compared to $2.4 million during the same period in 2023 due to higher overall average prices per megawatt-hour that include all fixed costs.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2024 and 2023, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$7,807	$7,509	$298	4.0%
Electric Services	797	1,096	(299)	(27.3)%
Contracted Services	2,417	1,824	593	32.5%
Total other operation	$11,021	$10,429	$592	5.7%

The increase in other operation expenses at the water segment was primarily due to higher operation-related labor costs as well as timing differences in spending under GSWC’s water conservation programs. The decrease at the electric segment was primarily due to lower outside-services costs. The increase at the contracted services segment was due primarily to commencing operations at the new bases and higher operation-related labor.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$16,554	$14,548	$2,006	13.8%
Electric Services	2,042	1,972	70	3.5%
Contracted Services	5,602	4,717	885	18.8%
AWR (parent)	2	(255)	257	*
Total administrative and general	$24,200	$20,982	$3,218	15.3%
* not meaningful
Administrative and general expenses increased at the water segment due primarily to an increase in outside-services costs largely related to the pending general rate case application and other regulatory filings, labor costs and insurance-related costs. The increase at the electric segment primarily was due to higher outside-services costs. The increase at the contracted services segment was mainly due to commencing operations at the new bases, an increase in labor costs, employee-related benefits and insurance-related costs.
During the three months ended September 30, 2023, administrative and general expenses at AWR (parent) reflect the reversal of a previous accrual that was favorably resolved.
Depreciation and Amortization
For the three months ended September 30, 2024 and 2023, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$9,070	$8,610	$460	5.3%
Electric Services	944	776	168	21.6%
Contracted Services	835	798	37	4.6%
Total depreciation and amortization	$10,849	$10,184	$665	6.5%
The overall increase to depreciation and amortization expense is largely attributed to additions to utility plant and other fixed assets at both regulated utilities.
Maintenance
For the three months ended September 30, 2024 and 2023, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$2,209	$3,002	$(793)	(26.4)%
Electric Services	183	212	(29)	(13.7)%
Contracted Services	1,327	883	444	50.3%
Total maintenance	$3,719	$4,097	$(378)	(9.2)%
Overall maintenance expense decreased at the water segment due to lower planned and unplanned maintenance costs as compared to the same period in 2023 some due to timing differences.

Maintenance expense increased at the contracted services segment due to higher planned and unplanned maintenances, and maintenance activity at the new bases that was not incurred in the same period in 2023.
Property and Other Taxes
For the three months ended September 30, 2024 and 2023, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$5,901	$5,034	$867	17.2%
Electric Services	576	533	43	8.1%
Contracted Services	586	467	119	25.5%
Total property and other taxes	$7,063	$6,034	$1,029	17.1%
Property and other taxes increased at both regulated utilities due, in part, to an increase in capital additions and higher assessed values. Property and other taxes increased at the contracted services segment largely from an increase in gross receipts taxes resulting from higher revenues, and an increase in payroll taxes due, in part, from the addition of the new bases.
ASUS Construction
For the three months ended September 30, 2024, construction expenses for contracted services were $11.8 million, an increase of $0.1 million compared to the same period in 2023 primarily due to an increase in construction activity as compared to the same period of 2023.
Interest Expense
For the three months ended September 30, 2024 and 2023, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$9,862	$8,383	$1,479	17.6%
Electric Services	1,357	1,074	283	26.4%
Contracted Services	614	596	18	3.0%
AWR (parent)	1,392	1,638	(246)	(15.0)%
Total interest expense	$13,225	$11,691	$1,534	13.1%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expenses at the regulated utilities increased as compared to the same period in 2023 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities, as well as an overall increase in average interest rates, while AWR’s borrowing levels decreased when compared to 2023. The combined average interest rates at the regulated utilities were 5.22% and 5.10% for the three months ended September 30, 2024 and 2023, respectively.

Interest Income
For the three months ended September 30, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$1,504	$1,608	$(104)	(6.5)%
Electric Services	11	314	(303)	(96.5)%
Contracted Services	197	202	(5)	(2.5)%
AWR (parent)	27	1	26	*
Total interest income	$1,739	$2,125	$(386)	(18.2)%
* not meaningful
For the three months ended September 30, 2024, overall interest income decreased at the regulated utilities as compared to the same period in 2023 due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease due to implementing authorized surcharges.
Other Income and (Expenses), net
For the three months ended September 30, 2024 and 2023, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$2,306	$(1,045)	$3,351	*
Electric Services	21	6	15	*
Contracted Services	(19)	(34)	15	(44.1)%
Total other income and (expenses), net	$2,308	$(1,073)	$3,381	*
* not meaningful
For the three months ended September 30, 2024, other income (net of other expense) increased largely because of gains of $2.1 million recorded on investments held to fund one of the Company’s retirement plans in 2024, compared to losses of $1.0 million recorded in 2023.
Income Tax Expense
For the three months ended September 30, 2024 and 2023, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$9,228	$8,830	$398	4.5%
Electric Services	135	(154)	289	*
Contracted Services	1,425	1,430	(5)	(0.3)%
AWR (parent)	(732)	(559)	(173)	30.9%
Total income tax expense	$10,056	$9,547	$509	5.3%
* not meaningful
Consolidated income tax expense for the three months ended September 30, 2024 increased by $0.5 million primarily due to an increase in consolidated pretax income as compared to the same period in 2023. AWR’s ETR was 21.9% and 23.2% for the three months ended September 30, 2024 and 2023, respectively. GSWC’s ETR was 22.6% and 24.9% for the three months ended September 30, 2024 and 2023, respectively, which fluctuated due to changes in certain flowed-through income taxes and permanent items.

Consolidated Results of Operations — Nine Months Ended September 30, 2024 and 2023 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$324,732	$345,851	$(21,119)	(6.1)%
Electric	29,948	30,688	(740)	(2.4)%
Contracted services	97,681	93,980	3,701	3.9%
Total operating revenues	452,361	470,519	(18,158)	(3.9)%

OPERATING EXPENSES
Water purchased	55,788	55,590	198	0.4%
Power purchased for pumping	11,349	9,514	1,835	19.3%
Groundwater production assessment	17,643	15,188	2,455	16.2%
Power purchased for resale	8,302	9,838	(1,536)	(15.6)%
Supply cost balancing accounts	2,447	15,126	(12,679)	(83.8)%
Other operation	31,377	30,261	1,116	3.7%
Administrative and general	73,034	66,032	7,002	10.6%
Depreciation and amortization	32,341	31,645	696	2.2%
Maintenance	10,479	11,026	(547)	(5.0)%
Property and other taxes	20,162	17,884	2,278	12.7%
ASUS construction	43,649	46,554	(2,905)	(6.2)%
Total operating expenses	306,571	308,658	(2,087)	(0.7)%

OPERATING INCOME	145,790	161,861	(16,071)	(9.9)%

OTHER INCOME AND EXPENSES
Interest expense	(39,217)	(31,900)	(7,317)	22.9%
Interest income	5,902	5,792	110	1.9%
Other, net	6,169	2,243	3,926	*
Total other income (expenses), net	(27,146)	(23,865)	(3,281)	13.7%

INCOME BEFORE INCOME TAX EXPENSE	118,644	137,996	(19,352)	(14.0)%

Income tax expense	27,811	33,503	(5,692)	(17.0)%

NET INCOME	$90,833	$104,493	$(13,660)	(13.1)%

Basic earnings per Common Share	$2.43	$2.82	$(0.39)	(13.8)%

Fully diluted earnings per Common Share	$2.42	$2.82	$(0.40)	(14.2)%
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
Water
For the nine months ended September 30, 2024, revenues from water operations decreased by $21.1 million to $324.7 million as compared to the same period in 2023. The decrease in water revenues was largely due to the impact of retroactive rates related to the full 2022 year resulting from the general rate case decision of approximately $32 million and the impact of the final cost of capital decision that resulted in the reversal of $6.4 million of revenues subject to refund previously recorded in 2022, with both decisions received and recorded in the nine months of 2023. The increase to revenues from both of these items recorded in 2023 did not recur during the same period in 2024 and was partially offset by an increase in water revenues resulting from the third-year rate increases that went into effect on January 1, 2024.
Billed water consumption for the nine months ended September 30, 2024 was higher by 5.5% as compared to the same period in 2023 due primarily to lower amounts of seasonal precipitation and higher temperatures in the summer months for the nine months of 2024 as compared to the same period in 2023. Currently, changes in consumption generally do not have a significant impact on recorded revenues due to the CPUC-approved WRAM that is in place in all but one small rate-making area. GSWC records the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the nine months ended September 30, 2024 decreased by $0.7 million to $29.9 million due, in large part, to the final decision in the water general rate case proceeding that was adopted in 2023 and retroactive to January 1, 2022. The final decision recorded in 2023 included the full year impact of 2022 that updated the costs allocated from the general corporate office to the electric segment and authorized an increase in the allocation ratio to the electric segment. The increase in general corporate office expenses allocated to the electric segment also included a corresponding and offsetting increase in adopted electric revenues as provided in BVES’s last general rate case proceeding, resulting in no impact to earnings. Furthermore, customers are being billed at 2022’s adopted rates as a result of not having new rates while awaiting the processing of the pending electric general rate case that will set new rates for 2023 – 2026.
Electric usage for the nine months ended September 30, 2024 was higher by 0.6% compared to the same period in 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the nine months ended September 30, 2024, revenues from contracted services increased by $3.7 million to $97.7 million as compared to $94.0 million for the same period in 2023. The increase was largely due to an increase in management fee revenue from annual economic price adjustments and the commencement of operations at the new bases, partially offset by lower overall construction activity resulting from timing differences of when construction work was performed in 2024 as compared to the same period in 2023.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 31.2% and 34.1% of total operating expenses for the nine months ended September 30, 2024 and 2023, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers.

The overall actual percentages of purchased water for the nine months ended September 30, 2024 and 2023 were approximately 42% and 44%, respectively. The decrease in the actual percentage of purchased water resulted primarily from wells coming back on-line that had previously been out of service. This trend is expected to be consistent for the remainder of the year.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the nine months ended September 30, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water purchased	$55,788	$55,590	$198	0.4%
Power purchased for pumping	11,349	9,514	1,835	19.3%
Groundwater production assessment	17,643	15,188	2,455	16.2%
Water supply cost balancing accounts *	2,062	16,200	(14,138)	(87.3)%
Total water supply costs	$86,842	$96,492	$(9,650)	(10.0)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2.4 million and $15.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Purchased water costs during the nine months ended September 30, 2024 increased to $55.8 million as compared to $55.6 million for the same period in 2023 largely due to increases in wholesale water costs, partially offset by a decrease in purchased water resulting from wells coming back on-line. The increase in power purchased for pumping and groundwater production assessments are also a result of wells coming back on-line and the overall increase in well production costs compared to the same period in 2023, as well as increases in electricity provider rates and increases in pump tax rates.
For the nine months ended September 30, 2024, the water supply cost balancing account had a $2.1 million over-collection as compared to a $16.2 million over-collection during the same period in 2023. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the water general rate case proceeding recorded in 2023. The over-collection recorded in 2023 included the full year impact of 2022 that reflected the new adopted supply costs retroactive to January 1, 2022.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the nine months ended September 30, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Power purchased for resale	$8,302	$9,838	$(1,536)	(15.6)%
Electric supply cost balancing account *	385	(1,074)	1,459	**
Total electric supply costs	$8,687	$8,764	$(77)	(0.9)%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $2.4 million and $15.1 million for the nine months ended September 30, 2024 and 2023, respectively.
** not meaningful
For the nine months ended September 30, 2024, the cost of power purchased for resale to BVES’s electric customers decreased to $8.3 million as compared to $9.8 million during the same period in 2023 primarily due to lower overall average prices per megawatt-hour. The change in the electric supply cost balancing account during the nine months ended September 30, 2024 compared to the same period in 2023 was due to decreases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2024 and 2023, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$21,829	$22,001	$(172)	(0.8)%
Electric Services	2,716	2,923	(207)	(7.1)%
Contracted Services	6,832	5,337	1,495	28.0%
Total other operation	$31,377	$30,261	$1,116	3.7%
For the nine months ended September 30, 2024, the decrease in other operation expenses at the water segment was due to the receipt of the final decision in the water general rate case in 2023. The nine months ended September 30, 2023 included a retroactive depreciation adjustment for 2022 of $0.2 million on GSWC’s transportation equipment, which is recorded in other operation expenses with no similar adjustment recorded in 2024. Increases in labor costs were largely offset by other operation-related expenses.
The decrease at the electric segment was due primarily to the expiration of surcharges recorded in 2023 related to the impact of a winter storm in 2018. The increase at the contracted services segment was due primarily to commencing operations at the new bases and higher operation-related labor costs, chemicals and water treatment costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$49,464	$44,211	$5,253	11.9%
Electric Services	6,745	6,556	189	2.9%
Contracted Services	16,820	15,483	1,337	8.6%
AWR (parent)	5	(218)	223	*
Total administrative and general	$73,034	$66,032	$7,002	10.6%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to higher outside-services costs incurred in connection with the pending general rate case application and other regulatory filings, labor and employee-related expenses, and insurance-related costs. In addition, there was an increase in billed surcharges of $0.5 million to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharge have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings. Finally, during the nine months ended September 30, 2023, there was a reduction of approximately $0.4 million recorded to reflect the final decision in the water general rate case that authorized the recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment primarily due to an increase in outside-services costs. This increase was partially offset by the effects of the final decision in the water general rate case proceeding, which included a higher allocation of general corporate office expenses to the electric segment that was retroactive to 2022 but recorded in 2023. Accordingly, 2023 included an adjustment for the higher expenses related to 2022, with no similar adjustment in 2024. The increase in general corporate office expenses allocated to the electric segment also includes a corresponding and offsetting increase in adopted electric revenues, resulting in no impact on earnings.
Administrative and general expenses increased at the contracted services segment due to commencing operations at the new bases, an increase in labor and employee-related costs, and insurance-related costs, partially offset by lower outside legal and consulting costs.

Administrative and general expenses at AWR (parent) during the nine months ended September 30, 2023 reflected the reversal of a previous accrual that was favorably resolved and did not recur in 2024.
Depreciation and Amortization
For the nine months ended September 30, 2024 and 2023, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$27,147	$26,890	$257	1.0%
Electric Services	2,721	2,283	438	19.2%
Contracted Services	2,473	2,472	1	—%
Total depreciation and amortization	$32,341	$31,645	$696	2.2%
Depreciation and amortization expense increased at the water segment due largely to additions to utility plant recorded in 2024, partially offset by the retroactive impact for the full year of 2022 of $0.6 million recorded in 2023 as a result of receiving a final decision in the water general rate case. The overall increase in depreciation and amortization expenses at the electric segment is primarily due to additions to utility plant.
Maintenance
For the nine months ended September 30, 2024 and 2023, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$6,247	$7,518	$(1,271)	(16.9)%
Electric Services	961	810	151	18.6%
Contracted Services	3,271	2,698	573	21.2%
Total maintenance	$10,479	$11,026	$(547)	(5.0)%
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
Property and Other Taxes
For the nine months ended September 30, 2024 and 2023, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$16,625	$14,733	$1,892	12.8%
Electric Services	1,702	1,569	133	8.5%
Contracted Services	1,835	1,582	253	16.0%
Total property and other taxes	$20,162	$17,884	$2,278	12.7%
Property and other taxes increased at the water segment due, in part, to a favorable property tax adjustment recorded in 2023 resulting from changes to property tax assessments of certain counties at that time, with no such adjustment occurring in 2024, as well as an increase in capital additions and related higher assessed values. These increases were partially offset by the recording during the nine months ended September 30, 2023 of additional franchise fee expense of $0.2 million that reflected the impact of having recorded the full year of 2022 water revenues in 2023 as a result of receiving a final decision in the water general rate case that was retroactive to January 1, 2022.

Property and other taxes increased at the electric segment due to higher property taxes resulting from capital additions and related higher assessed values.
Property and other taxes increased at the contracted services segment largely as a result of an increase in gross receipts taxes resulting from higher revenues, and an increase in payroll taxes due, in part, from the addition of the new bases.
ASUS Construction
For the nine months ended September 30, 2024, construction expenses for contracted services were $43.6 million, a decrease of $2.9 million compared to the same period in 2023 primarily due to a decrease in construction activity resulting from timing differences of when such work was performed in 2024 as compared to the same period of 2023.
Interest Expense
For the nine months ended September 30, 2024 and 2023, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$28,970	$23,140	$5,830	25.2%
Electric Services	3,810	2,860	950	33.2%
Contracted Services	1,687	1,530	157	10.3%
AWR (parent)	4,750	4,370	380	8.7%
Total interest expense	$39,217	$31,900	$7,317	22.9%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to the same period in 2023 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities, as well as an overall increase in average interest rates. The combined average interest rates at the regulated utilities were 5.26% and 5.03% for the nine months ended September 30, 2024 and 2023, respectively.
Interest Income
For the nine months ended September 30, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$4,589	$4,356	$233	5.3%
Electric Services	648	873	(225)	(25.8)%
Contracted Services	592	582	10	1.7%
AWR (parent)	73	(19)	92	*
Total interest income	$5,902	$5,792	$110	1.9%
* not meaningful
The increase in interest income at the water segment was due primarily to higher interest income earned on regulatory assets bearing interest at the current 90-day commercial paper rates, which have increased compared to rates in 2023, as well as an overall increase in regulatory assets recorded compared to the same period in 2023. Also, as a result of receiving the final decision in the water general rate case in 2023, $0.4 million of interest income was recorded for the nine months ended September 30, 2023 related to regulatory assets for the full year of 2022 as the decision was retroactive to January 1, 2022.
The decrease at the electric segment was due to a decrease in interest income earned on regulatory assets.

Other Income and (Expenses), net
For the nine months ended September 30, 2024 and 2023, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$5,897	$2,041	$3,856	*
Electric Services	68	28	40	*
Contracted Services	(53)	(94)	41	(43.6)%
AWR (parent)	257	268	(11)	(4.1)%
Total other income and (expenses), net	$6,169	$2,243	$3,926	*
* not meaningful
    For the nine months ended September 30, 2024, other income (net of other expenses) increased largely because of an increase of $3.0 million in gains generated on investments held to fund one of the Company’s retirement plans and the change in the non-service cost components related to the water segment’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing account authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings.
Income Tax Expense
For the nine months ended September 30, 2024 and 2023, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ CHANGE	% CHANGE
Water Services	$23,539	$29,674	$(6,135)	(20.7)%
Electric Services	656	794	(138)	(17.4)%
Contracted Services	5,307	4,621	686	14.8%
AWR (parent)	(1,691)	(1,586)	(105)	6.6%
Total income tax expense	$27,811	$33,503	$(5,692)	(17.0)%
Consolidated income tax expense for the nine months ended September 30, 2024 decreased by $5.7 million primarily due to a decrease in consolidated pretax income as compared to the same period in 2023. AWR’s ETR was 23.4% and 24.3% for the nine months ended September 30, 2024 and 2023, respectively. GSWC’s ETR was 24.0% and 25.3% for the nine months ended September 30, 2024 and 2023, respectively, which fluctuated due to changes in certain flowed-through income taxes and permanent items.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $763.4 million was available for GSWC to pay dividends to AWR on September 30, 2024. Approximately $97.0 million was available for BVES to pay dividends to AWR as of September 30, 2024. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the first nine months of 2024, AWR sold 791,097 Common Shares through this ATM offering program and raised proceeds of $60.0 million, net of $0.9 million in commissions paid under the terms of the Equity Distribution Agreement. The net proceeds raised during the first nine months of 2024 were used to pay down outstanding borrowings under AWR’s credit facility and to make equity contributions to a subsidiary. As of September 30, 2024, approximately $139.1 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. The credit agreements currently provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may currently be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under its credit facilities were $120.0 million and $140.0 million, respectively, as of September 30, 2024. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility as of September 30, 2024 have been classified as current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. GSWC expects to issue long-term debt and/or equity to facilitate the pay-off of its credit facility.

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
Under GSWC’s current financing application authorized by the CPUC, GSWC has $40 million remaining available that provides for long-term financing and which is expected to be used over the next 3-6 months. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval from the CPUC, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. A proposed decision has yet to be issued by the CPUC in GSWC’s financing application as of the date of this filing.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million, subject to lender approval. The CPUC requires BVES to completely pay off all borrowings under its revolving credit facility within a 24-month period after which BVES may again borrow under this facility. BVES’s next pay-off period was set to end in August 2024. In May 2024, the CPUC approved BVES’s request to extend its 24-month pay-off period past the August deadline while it awaited a final decision from the CPUC on its financing application that enables BVES to issue the necessary long-term financing to pay off its borrowings under the credit facility. The CPUC granted BVES an extension to its original August 2024 deadline to nine months from the date a final decision in the financing application is issued by the CPUC. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approves BVES’s request to issue up to $120 million of new debt and equity securities. As a result, BVES will have until May 1. 2025 to secure long-term financing to pay off the remaining balance of its revolving credit arrangement. Furthermore, in September 2024, BVES issued eleven Common Shares to AWR for total proceeds of $22.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures. Accordingly, the $37.0 million outstanding under BVES’s credit facility has been classified as a current liability in AWR’s Consolidated Balance Sheet as of September 30, 2024.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES is expected to consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $40.0 million and $160.0 million, respectively, remaining and available under each utility’s authorized applications that provides for long-term financing and which are expected to be used over the next 3-6 months to pay down portions of the outstanding borrowings under the respective credit facilities.
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
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On October 29, 2024, AWR’s Board of Directors approved a fourth quarter dividend of $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2024 to shareholders of record at the close of business on November 15, 2024. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 70 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.8% over the last five years and is on pace to achieve a 10-year CAGR of 8.0% in its calendar year dividend payments. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.

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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $134.2 million for the nine months ended September 30, 2024 as compared to $56.5 million for the same period in 2023. The increase in operating cash flows was largely due to the implementation of new CPUC-approved billed water rates and surcharges at GSWC during the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. With the delay in receiving the water general rate case decision at the time, billed water revenues in 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation and increasing costs in complying with water quality regulations. GSWC filed for the implementation of the CPUC-approved rate increases that went into effect in July 2023. In addition, GSWC filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the CPUC approved rate increases for 2022 and 2023. Surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. Finally, the change in operating cash flows were also due to a 5.5% increase in billed water consumption.
In addition, the increase in cash flows from operating activities resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work.
These increases in operating cash flows discussed above were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $172.9 million for the nine months ended September 30, 2024 as compared to $135.2 million for the same period in 2023, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2024, the regulated utilities’ company-funded capital expenditures are expected to be between $210 million and $230 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.

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
Net cash provided by financing activities was $41.0 million for the nine months ended September 30, 2024 as compared to cash provided of $81.3 million during the same period in 2023. The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowings in 2024 as compared to the same period in 2023 due, in large part, to an increase in cash flows from operating activities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR, which, in turn, used the proceeds to pay down outstanding borrowings under its credit facility. On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes. The proceeds from the private placement notes were used by GSWC for general corporate purposes including the repayment of outstanding borrowings under its credit facility and the support of its operations and capital expenditures. During the nine months ended September 30, 2024, AWR had net payments on its credit facilities of $36.5 million, while during the nine months ended September 30, 2023, AWR had net payments on its credit facilities of $5.2 million. Credit facilities have been used to support its operations and ongoing capital expenditure programs. In addition, for the nine months ended September 30, 2024, AWR sold 791,097 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $59.3 million.
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
The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its credit facility will also be required to be paid-off in full within a 24-month period after which GSWC may continue to borrow under this facility. GSWC’s next pay-off period ends in June 2025. Under the current financing application authorized by the CPUC, GSWC has $40.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 3-6 months to pay down portions of the outstanding borrowings under GSWC’s credit facility. On January 22, 2024, GSWC filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. On April 29, 2024, the CPUC issued a ruling on GSWC’s pending financing application stating that a proposed decision is expected to be received no later than 90 days from the date of the ruling. A proposed decision has yet to be issued by the CPUC in GSWC’s financing application as of the date of this filing.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $106.1 million for the nine months ended September 30, 2024 as compared to $53.6 million for the same period in 2023.  The increase in operating cash flow was due primarily to the implementation of new

CPUC-approved billed water rates and surcharges during the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. Furthermore, in March 2024, GSWC received $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. The increase was also due to a 5.5% increase in billed water consumption and differences in the timing of vendor payments. These increases in operating cash flows were partially offset by differences in the timing of income tax payments between the two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $146.8 million for the nine months ended September 30, 2024 as compared to $113.6 million for the same period in 2023, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $40.2 million for the nine months ended September 30, 2024 as compared to $59.7 million net cash provided for the same period in 2023.  The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total borrowing levels necessary to support water operations and capital expenditures program at GSWC as a result of an increase in cash flows from operating activities.
In addition, in January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes and used the proceeds for general corporate purposes including the repayment of a portion of the outstanding borrowings under its credit facility and support of its operations and capital expenditures. Finally, GSWC paid $17.5 million in dividends to AWR during the nine months ended September 30, 2024 as compared to $55.4 million during the same period in 2023 some of which is due to timing of which quarter GSWC funds.

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
Water Segment:
Recent Changes in Rates
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2022 and from January 1, 2023 through July 30, 2023 were based on 2021 adopted rates. On June 29, 2023, GSWC received a final decision in its water general rate case application that determined new rates for 2022 and 2023 and were effective and retroactive to January 1, 2022 and January 1, 2023, respectively. The impact of retroactive rates for the full year of 2022 and the estimated second-year 2023 rate increases were reflected in the results for the nine months of 2023. The third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the nine months ended September 30, 2024 results.
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and the Cal Advocates filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. The CPUC is scheduled to issue a proposed decision in the water general rate case by the end of 2024, with new rates to become effective January 1, 2025.

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
San Juan Oaks Mutual Acquisition
In August 2023, GSWC entered into an agreement to purchase the water and wastewater system assets from San Juan Oaks Mutual Water Company (“SJO Mutual”) in San Benito County, California. The new master-planned community, known as San Juan Oaks, will serve up to an estimated 1,300 customers once the community is built as planned. The transaction is subject to CPUC approval. In December 2023, GSWC filed an application to establish the new service area and to set water and sewer rates for the San Juan Oaks service area in San Benito County, California. On March 26, 2024, the CPUC issued a scoping ruling that established a schedule that provides for a final decision in the fourth quarter of 2024.
Electric Segment:
Changes in Rates
On August 30, 2022, BVES filed a general rate case application with the CPUC to determine new electric rates for the years 2023 through 2026, which is still pending finalization and approval by the CPUC. Due to the delay in finalizing the electric general rate case, electric revenues billed to customers for 2023 and through September 30, 2024 have been based on 2022 adopted rates, and will remain in effect until finalization of the pending general rate case proceeding. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between the parties resolving all issues in connection with the pending general rate case. The CPUC has extended the statutory deadline of this proceeding to January 31, 2025. Therefore, a decision in the electric general rate case is scheduled to be issued by the first quarter of 2025. BVES has been authorized to establish a general rate case memorandum account that will make the new rates retroactive to January 1, 2023 and, therefore, when a final decision is issued by the CPUC, cumulative adjustments will be recorded at that time.
BVES Battery and Solar Projects
On May 17, 2024, BVES filed an application with the CPUC requesting approval to acquire, own, and operate the Storage System (“Battery Project”) and the Bear Valley Solar Energy Project (“Solar Project”) (collectively “Projects”) and to authorize a rate increase for the Projects’ capital investment and operating expenses. If approved, BVES will recoup the costs in rates once construction is completed and the Projects are placed into service. Construction is expected to be completed within 12 months of the CPUC’s approval at a total cost of $26.2 million. These Projects will help BVES transition to carbon-free resources, meet its Renewable Portfolio Standard and greenhouse gas emissions reduction requirements, and enhance long-term local area reliability needs. As part of the application, BVES is seeking approval from the CPUC to enter into engineering, procurement, and construction agreements. BVES also requests for authorization to file an advice letter within 30 days of the completion of the Projects’ construction to initiate rate recovery of its investment and operating costs of the Projects.
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
GSWC currently tests its water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act. GSWC works proactively with third parties and governmental agencies to address issues relating to known contamination threatening GSWC water sources. GSWC also incurs operating costs for testing to determine the levels, if any, of the constituents in its sources of supply, and additional expense to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs and operating costs to maintain and improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, as well as to meet future water quality standards and consumer expectations. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC.
Drinking Water Maximum Contaminant Levels
On April 10, 2024, the U.S. EPA announced the final regulations that established maximum contaminant levels (“MCLs”) for six PFAS compounds in drinking water. The regulation established MCLs for Perfluorooctanoic Acid (“PFOA”), Perfluorooctanesulfonic Acid (“PFOS”), and several other contaminants with individual MCLs that range from 4 parts per trillion (“ppt”) to 10 ppt. In addition, the regulation established MCL for PFAS mixtures containing at least two of certain of the regulated PFAS compounds for the combined and co-occurring levels of PFAS in drinking water. The final rule requires public water systems to implement PFAS monitoring and reporting within three years (2027), and where exceedances are identified, to implement solutions within five years (2029) to reduce PFAS levels to below the MCLs. Currently, there are more than forty sources at GSWC that have exceeded one or more of the PFAS MCLs. These new MCLs are expected to increase GSWC’s capital investments and operations and maintenance expenses over the next five years. In addition, due to the volatility of the supply chain and demand for PFAS treatment components, both the capital investments and operations and maintenance expenses are likely to further increase. The CPUC has authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
California State Division of Drinking Water adopted an MCL of 10 parts per billion for Hexavalent Chromium, which went into effect on October 1, 2024. Depending on the size of the water system, water systems will have two to four years from the effective date to come into compliance with the MCL. Currently, there are approximately eight sources at GSWC that exceed or are within eighty percent of the MCL. These MCLs are also expected to increase GSWC’s capital investments and operations and maintenance expenses.
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
Lead and Copper Rule Revisions
On October 8, 2024, the U.S. EPA announced that it has finalized its Lead and Copper Rule Improvements. The rule will go into effect once it is published in the Federal Register. The rule sets a 10-year requirement for reducing lead in drinking water systems, changes sampling requirements and reduces the lead action level from 15 parts per billion to 10 parts per billion. Although no lead service lines have been found yet in GSWC and its customer service lines, the changes in this regulation are expected to increase expenses related to sampling, public education, and lead service line field verification activities. The CPUC has authorized GSWC to track any incremental expenses and carrying costs on capital investments incurred by GSWC as a result of the Lead and Copper Rule revisions in a memorandum account to be filed with the CPUC for future recovery.

Water Supply
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of water supply issues. The discussion below focuses on significant matters and changes since December 31, 2023.
The California Legislature passed two bills in 2018 that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will be required to be met by the year 2040 with interim milestones, as revised by the recent Conservation Regulation described below. A key milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. Legislation signed by the governor of California into law in September 2022 has set more stringent indoor standard targets than initially set forth in the 2018 legislation. The indoor standard will be set at 47 gpcd in 2025 and then reduced to 42 gpcd in 2030 (previously had been set at 52.5 gpcd and 50 gpcd, respectively). The California SWRCB approved the Conservation Regulation referred to as “To Make Conservation a California Way of Life” on July 3, 2024. The regulation becomes effective on January 1, 2025. Each Urban Water Supplier will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.
Water year 2023-24, which ended on September 30, 2024, started with below normal Sierra snowpack and precipitation. However, a series of atmospheric storm events in the first few months of 2024 provided promising water supplies to the State’s supply conditions resulting in above average conditions for the majority of the water year. Water year 2024-25 began on October 1, 2024 with the State’s major reservoirs at average capacity with Lake Oroville at 55% of capacity and Lake Shasta at 60% capacity. The State Water Project allocation is currently set at 40% for 2024 with the initial 2025 allocation expected to be set in early December. The new water year has begun with drier conditions statewide and as of October 29, 2024, the U.S. Drought Monitor reported that 4% of California was in severe drought with 12% identified as “moderate drought” as compared to a year ago when 0% was in “moderate drought” and 6% was listed as “abnormally dry.”
Prolonged drought conditions continue on the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell in 2023. Reservoir levels have improved in 2024 with Lake Powell and Lake Mead combined water storage on September 30, 2024 was at approximately 17.9 million acre feet which is comparable to the same approximate value a year ago. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). On October 1, 2024, a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” was put in place by Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District of Southern California, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. In 2026, operational agreements on how the Colorado River is managed will expire. The Bureau is working with both the upper and lower states on a revised set of agreements and a draft is expected by the end of 2024. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requiring the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year ended December 31, 2023 filed with the SEC for a discussion of climate change planning, risks and opportunities.
The 2024 California wildfire season has consisted of several large fires across the state. As of the filing of this Form 10-Q, none of the wildfires have had a significant impact on our regulated utilities’ water and electric systems. Furthermore, the recent hurricanes affecting the U.S. East Coast have not had a significant impact on the water and wastewater operations at the military bases served by the Company’s contracted services segment. However, there can be no assurance in the future that these climate-related events will not have a material impact on our operations, infrastructure or services that we provide our customers. See “Item 1. Business - Climate Change Planning, Risks and Opportunities” section of Registrant’s Form 10-K for the year ended December 31, 2023 filed with the SEC for a discussion of climate change plans, risks and other climate change matters.

Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. Cyberattacks are becoming more frequent and sophisticated including against third-party technology providers, necessitating that we continue to increase our investments in information and operational technology to monitor and address threats and attempted cyberattacks. This improves our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” section of Registrant’s Form 10-K for the year-ended December 31, 2023 filed with the SEC for a discussion of cybersecurity matters.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 – 31, 2024	636		$75.32	—	—
August 1 – 31, 2024	276		$81.78	—	—
September 1 – 30, 2024	3,444		$81.66	—	—
Total	4,356	(2)	$80.74	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On October 29, 2024, AWR’s Board of Directors approved a fourth quarter dividend of $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2024 to shareholders of record at the close of business on November 15, 2024.
(b)    There have been no material changes during the third quarter of 2024 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended September 30, 2024, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 6, 2024