Form 10-K
period 2024-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2025-02-19
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 or
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

The aggregate market value of all voting and non-voting common shares, no par value, of American States Water Company (“Common Shares”) held by non-affiliates of American States Water Company was approximately $2,694,439,281 on June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price per Common Share of American States Water Company as traded on the New York Stock Exchange.  As of February 18, 2025, the number of Common Shares of American States Water Company outstanding was 38,156,568. As of that same date, American States Water Company owned all 173.7586 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 28, 2024.

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

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

GLOSSARY OF TERMS
The following terms and acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
50-year contract	ASUS’s initial 50-year, firm-fixed-price contracts
AFUDC	Allowance for Funds Used During Construction
Arrearage Program	California Water and Wastewater Arrearage Payment Program
ASC	Accounting Standards Codification
ASUS	American States Utility Services, Inc.
ATM	At-The-Market
AWR	American States Water Company
Board	Registrant’s Board of Directors
BRRAM	Base Revenue Requirement Adjustment Mechanism
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
Cal Advocates	Public Advocates Office of the California Public Utilities Commission
CCPA	California Consumer Privacy Act
CEMA	Catastrophic Emergency Memorandum Account
COC	Cost of Capital
CPUC	California Public Utilities Commission
DCAA	Defense Contract Auditing Agency
DCMA	Defense Contract Management Agency
DDW	Division of Drinking Water
DRP	Common Share Purchase and Dividend Reinvestment Plan
EBITDA	Earnings Before Income Taxes, Depreciation and Amortization
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Extended Arrearage Program	New Extended Water and Wastewater Arrearage Program
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
FTB	California Franchise Tax Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
gpcd	Gallons Per Capita Per Day
GSWC	Golden State Water Company
ICBA	Incremental Cost Balancing Account
JBCC	Joint Base Cape Cod
kv	Kilovolt
M-WRAM	Monterey-style Water Revenue Adjustment Mechanism
MAF	Million Acre-Feet
MCBA	Modified Cost Balancing Account
MCL	Maximum Contamination Level
Moody’s	Moody’s Investors Service
MWD	Metropolitan Water District of Southern California
MWh	Megawatt-Hour
NYSE	New York Stock Exchange
ODUS	Old Dominion Utility Services, Inc.

OEIS	Office of Energy Infrastructure Safety
ONUS	Old North Utility Services, Inc.
PCAOB	Public Company Accounting Oversight Board
PFAS	Perfluoroalkyl Substances
PFBS	Perfluorobutane Sulfonic Acid
PFHxS	Perfluorohexane Sulfonic Acid
PFOA	Perfluorooctanoic Acid
PFOS	Perfluorooctane Sulfonic Acid
ppb	Parts Per Billion
ppt	Parts Per Trillion
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
REC	Renewable Energy Credit
Registrant	American States Water Company and Golden State Water Company
ROU	Right-of-Use
RPS	Renewables Portfolio Standard
RSU	Restricted Stock Unit
S&P	Standard and Poor's Global Ratings
SB	Senate Bill
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
SWRCB	State Water Resources Control Board
TSR	Total Shareholder Return
TUS	Terrapin Utility Services, Inc.
U.S.	United States
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

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
•the impact of groundwater contamination and the increasing costs associated with treatment of groundwater due to contamination and increasing water quality regulations and mitigation of contaminants;

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
AWR’s regulated utilities served 264,557 water customers and 24,857 electric customers at December 31, 2024, or a total of 289,414 customers, compared with 264,093 water customers and 24,777 electric customers at December 31, 2023, or a total of 288,870 customers. Both GSWC’s and BVES’s operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2024, 2023 and 2022.
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

Pursuant to the terms of the 50-year contracts with the U.S. government, the subsidiaries of ASUS operate the following water and wastewater systems:

Subsidiary	Military Base (1)	Type of System	Location
FBWS	Fort Bliss	Water and Wastewater	Texas and New Mexico
ODUS	Fort Gregg-Adams	Wastewater	Virginia
ODUS	Joint-Base Langley Eustis and Joint Expeditionary Base Little Creek-Fort Story	Water and Wastewater	Virginia
TUS	Joint Base Andrews	Water and Wastewater	Maryland
PSUS	Fort Jackson	Water and Wastewater	South Carolina
ONUS	Fort Liberty, Pope Army Airfield and Camp Mackall	Water and Wastewater	North Carolina
ECUS	Eglin Air Force Base	Water and Wastewater	Florida
FRUS	Fort Riley	Water and Wastewater Collection and Treatment	Kansas
PRUS	Naval Air Station Patuxent River	Water and Wastewater	Maryland
BSUS	Joint Base Cape Cod*	Water and Wastewater Collection and Treatment	Massachusetts
(1) Names of military bases are as of December 31, 2024.
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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California has been hot and dry. During unusually wet weather, our customers generally use less water. The CPUC had adopted regulatory mechanisms that GSWC had implemented since 2008, and which helped mitigate fluctuations in revenues due to changes in water consumption by our customers in California. The Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) remained in effect through December 31, 2024. As a result of receiving a final decision in GSWC’s recent general rate case application that will set new rates for the years 2025 - 2027, GSWC was denied both regulatory mechanisms and instead received authorization to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account for supply costs effective January 1, 2025. The final decision also approved GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. However, without the continuation of a full revenue decoupling mechanism and a full cost balancing account for water supply, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers and changes in water supply cost mix. Additional information related to the CPUC’s adopted final decision in connection with GSWC’s general rate case proceeding is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Overview.”
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
The regulated utilities spent approximately $27.4 million in 2024 and expect to spend approximately $15.9 million in 2025 for capital expenditures on environmental control facilities. During 2024, ASUS performed $12.1 million of construction activities (for the benefit of the U.S. government) related to environmental control facilities. ASUS expects to perform $9.0 million construction activities related to environmental control facilities in 2025. In addition, various other capital expenditures at the regulated utilities and construction projects at ASUS are incurred for purposes other than environmental control facilities but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
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
Electric Utility
Climate change has also impacted electric utilities in California due to an increase in wildfires. In addition, power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels. BVES’s compliance with its wildfire mitigation plans have resulted in an increase in capital expenditures for wildfire mitigation projects. On January 16, 2025, the CPUC adopted a final decision in connection with BVES’s general rate case proceeding that sets new electric rates for the years 2023-2026 and among other things, approves for recovery BVES's requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans, which were not previously included in customer rates. The decision allows BVES to continue investing in the utility infrastructure all of which is dedicated to improving the system safety, and is consistent with BVES’s wildfire mitigation plans.
California has established a cap-and-trade program applicable to greenhouse gas emissions. While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity,” BVES has an obligation to file a report with the California Air Resources Board in June of each year under the Greenhouse Gas Mandatory Reporting Regulation. The report will become available publicly in the third quarter of 2025.
The State of California and the CPUC have established renewable energy procurement targets. BVES has entered into a CPUC-approved eleven-year contract for renewable energy credits. With this contract, BVES anticipates meeting most of California’s renewable energy statutes addressing this compliance requirement through 2036. BVES is actively seeking both short- and long-term renewable energy contracts and is developing a utility-owned solar facility to fulfill its resource portfolio requirements for the compliance period from 2025 to 2027.
In 2024, BVES’s renewable power represented 44% of total retail sales. Renewable energy procurement requirements continue to escalate, reaching 50% by 2026 and 100% carbon free by 2045. BVES has entered into a contract to construct a solar energy project in Big Bear City, subject to obtaining CPUC approval and necessary permits. If approved and constructed, the project will provide a source of clean, local energy for BVES’s customers.
BVES also offers a distributed generation program, which benefits customers who install a solar or wind-generating facility that produces renewable energy. Those customers can receive a bill credit if their monthly renewable energy production exceeds their on-site use. BVES also has a number of customers on its Net Energy Metering Program (NEM), which was the previous renewable energy program. NEM customers can receive a bill credit if their annual renewable energy production exceeds their on-site use. Approximately 5% of the energy consumed by BVES customers is now generated by customer-owned renewable sources (solar).
BVES is required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES has no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In February 2025, BVES filed an attestation that BVES complied with the standards for 2024. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVES’s power plant operations or the cost of BVES’s purchased power from third party providers.
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
AWR Workforce
AWR and its subsidiaries had a total of 846 employees as of December 31, 2024.  GSWC had 517 employees as of December 31, 2024. BVES had 46 employees, of which 17 employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2025. At times, GSWC and BVES use temporary and contract workers for a finite period of time and in a limited capacity to continue a project or workflow until they can hire a regular employee. It is also common for those temporary workers to be hired as a regular, full-time employee.
ASUS and its subsidiaries had a total of 283 employees as of December 31, 2024. FBWS, a subsidiary of ASUS, has 13 employees that are covered by a collective bargaining agreement with the International Union of Operating Engineers. The agreement expired in September 2024 and was extended on a mutual basis by both the Company and the union; the two parties are currently working to establish an updated agreement with an expected resolution in the first quarter of 2025.
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
To reinforce our safety efforts and protocols, company-wide safety inspections at GSWC and BVES are conducted with supervisors. The inspection reports are forwarded to management for review, allocation of resources are made (if needed), and corrective actions are taken. ASUS has a dedicated Safety Coordinator to support each military base installation served. The Safety Coordinator is responsible for regulatory compliance, as well as beneficial health and safety monitoring functions.
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
Recruiting, developing and retaining the right talent is key to our long-term success. With approximately 38% of our employees eligible for retirement in the next five years, we are focused on transferring institutional knowledge, continuing succession planning and pursuing recruitment and development strategies to attract qualified talent.

Item 1A. Risk Factors
You should carefully read the risks described below and other information in this Form 10-K in order to understand certain risks of our business.
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
We are also responsible for complying with water quality and wastewater quality regulations on military bases, which are expected to increase costs as a result of increased water quality regulations.
We compete with other companies in bidding on providing utility services on military bases. We submit bids on new U.S. government contracts for military bases based on estimates of cost and potential profit. Our estimates and judgment are important, for in the event we overpay to obtain a contract, we could incur losses on it.
Other Business Risks
We may be subject to financial losses, penalties and other liabilities if we fail to operate and maintain safe work sites, equipment and facilities, including losses, damages, penalties and other liabilities arising from wildfires, other natural disasters and cybersecurity and terrorist activities. We may not be able to recover all these losses from insurance or from ratepayers or may experience delays in obtaining recovery for these losses.
We are also subject to other business risks typical of our business, including:
•Cybersecurity incidents or information and operational technology outages, including incidents and outages caused by third party solutions that support operational and business processes, could disrupt and adversely impact our operations and critical technology systems, resulting in an increase of costs, liabilities to third parties and damage to our reputation;
•Physical security risks of our infrastructure, critical assets, and data critical to our business, employees, customers and vendors could also disrupt our operations and critical systems, resulting in reputational damage and adversely impact our financial performance;
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
California has established long-term indoor and outdoor water use standards to address the impact of climate change on California water resources. These standards, which were adopted by the California State Water Resources Board and effective January 1, 2025, require all urban water retailers to meet certain water use standards on a system-by-system basis. The extended drought in the Colorado River watershed has resulted in a short-term agreement between Arizona, California and Nevada and the Bureau of Reclamation to reduce the amount of water taken from the Colorado River by 10% through the end of 2026. The impact to GSWC as a result of the short-term agreement is not known at this time.
Drought conditions have contributed to increases in wildfires, which has resulted in new California legislation requiring electric utilities to adopt and implement wildfire mitigation plans. BVES is incurring increased capital expenditures and other operating costs related to the creation, implementation and to maintain ongoing requirements of these plans. We anticipate that the costs of capital improvements necessary to sustain this program will continue to increase. BVES is also required to implement a public safety power shut-off program during high wildfire threat conditions. Shut-offs can reduce BVES’s liquidity and decrease customer satisfaction. Abnormal weather patterns created by climate change can also impact electricity demand at BVES. The demand for electricity at our electric segment is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow-making machines at ski resorts in the Big Bear area and, as a result, also reduces BVES’s liquidity. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our liquidity.
More extreme weather events which may result in flash flooding, mudslides, high winds and wildfires could damage our infrastructure and our customers’ and/or suppliers’ property. The recent wildfires that devastated communities in southern California may result in legislative and regulatory actions that may impose additional reporting requirements, capital investment requirements and water system operation requirements. As a result of such events, it may increase our cost of maintaining our infrastructure and adversely impact our ability to provide water or electric service to our customers. The cost of damage to our infrastructure may be somewhat mitigated if the CPUC permits us to establish a catastrophic emergency memorandum account that enables us to recover the costs incurred. Furthermore, potential future legislative efforts to ban gas powered power plants as a response to climate change may require us to replace our current 8.4 MW natural gas-powered generator before its useful life is completed.

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
On August 27, 2020, the CPUC issued a final decision in the first phase of the CPUC’s Order Instituting Rulemaking evaluating the low income ratepayer assistance and affordability objectives contained in the CPUC’s 2010 Water Action Plan, addressing the continued use of the WRAM and the MCBA by California water utilities. As a result of this decision, these mechanisms implemented by GSWC in 2008 would be discontinued for years after 2024. In response to the CPUC’s order, GSWC, three other investor-owned water utilities and the California Water Association each separately filed a petition in 2021 with the California Supreme Court (the “Court”) to review the CPUC’s decision-making processes that resulted in discontinuing the use of the WRAM and MCBA. On July 8, 2024, the Court issued a ruling that set aside the previously issued order by the CPUC and vacated the portions of the CPUC’s August 2020 decision related to the discontinued use of the WRAM and MCBA used by water utilities and its accompanying findings and conclusions. Furthermore, in September 2022, the governor of California signed Senate Bill (“SB”) 1469, which allowed Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case.
Accordingly, GSWC requested the continued use of the WRAM and MCBA in its general rate case application filed in August 2023 that establishes new rates for the years 2025 – 2027. In January 2025, GSWC received a final decision that rejected GSWC’s request for continuation of the WRAM and MCBA and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account for supply costs. The final decision also approved GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. However, without the continuation of a full revenue decoupling mechanism such as the WRAM and a full cost balancing account for water supply such as the MCBA, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers and changes in water supply cost mix.
Our regulated utilities' ongoing financial results depend on their ability to recover costs from its customers, including costs such as water or electricity purchased for its customers, through rates charged and billed to its customers as approved by the CPUC. Both GSWC’s and BVES’s financial results depend on its ability to earn a reasonable return on capital, from its credit facilities, long-term debt and equity as well as the recovery of costs such as operations and maintenance expense that are incurred. Our ability to recover costs and earn a reasonable rate of return can be affected by time lags or delays in receiving approvals on general rate case decisions from the CPUC to authorize recovery of customers’ rates and differences between authorized rates and the actual costs incurred, due to increased levels of inflation, which each could adversely impact our financial condition and cash flows.
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
Additional information related to the CPUC’s adopted final decision in connection with GSWC’s general rate case proceeding is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Overview.”
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
We may also be subject to fines or penalties if a regulatory agency or the U.S. government determine that we have failed to comply with laws, regulations or orders applicable to our businesses, unless we successfully appeal such an adverse determination. Regulatory agencies may disallow recovery of certain costs if they determine they may no longer be recovered in rates, or if audit findings determine that we have failed to comply with our policies and procedures for procurement or other practices. Additional information regarding water quality regulations is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Environmental Matters.”
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
Risks Associated with Health, Safety and Liability Matters
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that may occur as result of changing weather patterns. Our liquidity, earnings and operations may be materially adversely affected by wildfires. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric or water facilities to avoid wildfires, (ii) make significant additional capital expenditures to fund the projects in BVES’s wildfire and safety mitigation plans, and (iii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical or water equipment was a cause of such damages or injuries. In addition, wildfires may result in reduced demand if structures are destroyed or unusable following a wildfire and may adversely affect our ability to provide water or electric service in our service areas due to public safety power shutdowns or any of our water or electric utility infrastructure is damaged by a wildfire.
Losses by insurance companies resulting from wildfires in California have caused insurance coverage for wildfire risks to become more expensive and the number of insurance companies willing to issue policies without an exclusion for losses due to wildfires to decrease. As a result, coverage could become unavailable on reasonable terms or without exclusions for losses due to wildfires, and our insurance may be inadequate to recover all our losses incurred in a wildfire. We might not be allowed to recover in our rates any increased costs of wildfire insurance or the costs of any uninsured wildfire losses.
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
We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities.  Generally, our insurance policies cover property, workers’ compensation, general liability, automobile liability, and other risks. Insurance coverage may not cover certain claims involving punitive damages. Each policy includes deductibles or self-insured retentions and policy limits for covered claims.  Our insurance policies also contain exclusions and other limitations that may not cover our potential liabilities. Furthermore, due to insurance market conditions, including the prevalence of wildfires in recent years, resulting in tighter underwriting and increased premiums along with reductions in capacity, we have experienced increased costs and difficulties in obtaining certain insurance coverages, particularly along the general liability, umbrella and cyber insurance lines. We may experience further increased insurance costs and/or coverage reductions in future years. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage or for which we are not insured.
Uninsured losses and increases in the cost of insurance may not be recoverable or fully recoverable in customer rates. A loss which is not insured or not fully insured or cannot be recovered in customer rates could materially affect our financial condition and results of operations.
We operate in areas subject to natural disasters
We operate in areas that are prone to earthquakes, wildfires, mudslides, hurricanes, tornadoes, high winds, storms, flooding or other natural disasters.  While we maintain insurance policies to help reduce our financial exposure, a significant seismic event in southern California, where our regulated water and electric operations are concentrated, wildfires or other natural disasters in any of the areas that we serve could adversely impact our ability to deliver water and electricity or provide wastewater service, and adversely affect our costs of operations. Any losses not covered by insurance could have an adverse effect on the results of operations, financial position, cash flows and reputation of our regulated utilities. In addition, such events may cause increases to the cost of the applicable insurance.  With respect to GSWC and BVES, the CPUC has historically allowed utilities to establish a catastrophic emergency memorandum account (“CEMA”) to potentially recover incremental costs not covered in rates caused by catastrophic emergency events. With respect to ASUS’s subsidiaries, costs associated with responding to natural disasters have been recoverable through requests for equitable adjustment.
Our operations may be the target of terrorist activities
As our operations support a Critical Infrastructure Sector of the United States, one that is vital to the United States where disruption in any of the sectors could have a debilitating effect on security, national economic security, or national public health or safety, terrorists could seek to disrupt service to our customers by targeting our assets through physical or cybersecurity events.  We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases. We have invested in additional security for facilities throughout our regulated service areas to mitigate the risks of terrorist activities. In addition, we continue to increase our investment in information technology to monitor and address cyber threats and attempted cyber-attacks, and to improve our posture in addressing security vulnerabilities.
Water Quality Regulatory Risks
Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase
Capital and operating costs at GSWC are expected to increase substantially as a result of increases in environmental regulation arising from increases in the cost of upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance-monitoring and testing activities and securing alternative supplies when necessary.  GSWC may be able to recover these costs from customers through the ratemaking process. We may also be able to recover a portion of these costs from certain third parties under settlement and contractual arrangements. GSWC expects to incur additional capital costs and operating costs to maintain and improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, as well as to meet future water quality standards and consumer expectations. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards.
During 2024, the U.S. EPA announced several final regulations that include established maximum contaminant levels (“MCLs”) for six perfluoroalkyl substances (“PFAS”) compounds in drinking water, designation of PFOA and PFOS as CERCLA hazardous substances, and Lead and Copper Rule Improvements, as further described in Item 7, “Environmental Matters.” Such regulations are expected to increase GSWC’s capital investments and operations and maintenance expenses over the next decade. In addition, due to the volatility of the supply chain and demand for PFAS or other treatment components, both the capital investments and operations and maintenance expenses are likely to further increase.
Additional information regarding changes to water quality regulations is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Environmental Matters.”
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
•water quality and changes to water quality regulations;
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
Since 2008, GSWC implemented a modified supply cost balancing account, the MCBA, to track and recover costs from supply mix changes and rate changes by wholesale suppliers, as authorized by the CPUC. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA is collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-months. Beginning in 2025, the MCBA will be discontinued and GSWC will no longer be able to recover costs from supply mix changes in the MCBA as a result of the final decision issued on January 30, 2025 in GSWC's recent general rate case application. The final decision rejected GSWC’s request to continue the use of a full supply cost balancing account such as the MCBA, and instead directs GSWC to implement an incremental cost balancing account, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Overview.” However, without a full supply cost balancing account, Registrant’s earnings may be subject to future volatility as a result of changes in water supply cost mix.
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
Since 2008, we have implemented the CPUC-approved WRAM at GSWC, which has the effect of stabilizing revenues at the adopted level thereby reducing the potential adverse earnings impact of our customers’ conservation efforts.  Cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods. The final decision in the recent water general rate case rejected GSWC’s request for the continued use of a full sales and revenue decoupling mechanism such as the WRAM and orders GSWC to transition to a modified rate adjustment mechanism, M-WRAM, which tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a blended tier standard quantity rate had been in effect. The final decision also approved GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in customer water consumption. However, without the continuation of a full revenue decoupling mechanism such as the WRAM, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers.
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
BVES is required to adopt and implement a wildfire mitigation plan that is submitted periodically to, and subject to the approval of, the CPUC. In January 2025, the CPUC ratified BVES’s 2025 wildfire mitigation plan update which was also approved by the Office of Energy Infrastructure Safety in the fourth quarter of 2024. The recovery of costs incurred to implement the plan and its update are not approved by the CPUC at the time of its approval of the plan but will only be approved by the CPUC in a subsequent general rate case. We anticipate that the costs of capital improvements necessary to implement this program will increase substantially.
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
We may not be able to procure sufficient renewable energy resources to comply with CPUC rules
We are required to procure a portion of our electricity for BVES from renewable energy resources to meet the CPUC’s renewable procurement requirements.  We have agreements with third parties to purchase renewable energy credits, which has enabled us to meet these requirements through 2024.  The next RPS compliance period is years 2025-2027. In the event that the third parties fail to perform in accordance with the terms of the agreement, we may not be able to obtain sufficient resources to meet the renewable procurement requirements. We may be subject to fines and penalties by the CPUC if it determines that we are not in compliance with the renewable resource procurement rules.
Utility Privatization Contract Risks
Our contracts for servicing military bases create certain risks that are different from our public utility operations
We have entered into contracts to provide water and/or wastewater services at military bases primarily pursuant to initial 50-year, firm fixed-priced contracts, one 15-year contract, additional firm fixed-price contracts and task order contracts, subject to termination, in whole or in part, for the convenience of the U.S. government. We also from time to time enter into contracts with third party prime contractors on military bases. The U.S. government may stop work under the terms of one or more of these contracts, not provide additional task orders, delay performance of our obligations under the contracts, or modify the contracts at its convenience.
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
We establish prices for these types of firm fixed-price contracts and the overall contract taken as a whole, based, in part, on cost estimates that are subject to a number of assumptions, including assumptions regarding future economic conditions. If these estimates prove inaccurate or circumstances change, cost overruns could have a material adverse effect on our contracted business operations and results of operations.
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
We may not be fully reimbursed for all of our construction costs or may only receive payment on a delayed basis
Unlike GSWC and BVES, who recover their capital investments from customers over the life of the assets through annual depreciation and earn a return on such investments through the ratemaking process, ASUS is reimbursed for the cost of ongoing renewal and replacement construction projects plus a profit through the collection of a monthly cash stream under each of the 50-year and 15-year contracts with the U.S. government. ASUS also receives funding from the U.S. government for initial and other new construction projects at the military bases it serves that, in many cases, are outside the scope of contracts with the U.S. government and are granted through firm-fixed contract modifications. ASUS’s subsidiaries expect to continue incurring significant construction costs. Reimbursement by the U.S government for these construction costs may not be fully reimbursable if the costs incurred are greater than the amounts estimated and approved by the U.S. government, or payments may be delayed awaiting government funding and processing, which could significantly affect our cash flows from operations.
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
We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet ASUS’s subsidiaries water distribution system requirements under their contracts with the U.S. government, ASUS’s subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations. We believe, however, that the terms of the contracts between ASUS’s subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply.
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
Information Technology Risk Factors
We must successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems
We rely on various information and operational technology systems to manage our operations, including those provided by third party solutions that support our operational and business processes. Such systems require periodic modifications, upgrades and/or replacement, which subject us to inherent costs and risks, including potential disruption of our internal control structure, substantial capital expenditures, additional administrative and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have an adverse effect on our business and operations, if not anticipated and appropriately mitigated.
We rely on our information and operational technology systems in connection with the operation of our business, especially with respect to customer service and billing, accounting and the monitoring and operation of our treatment, storage and pumping facilities.  Our information and operational technology systems and operations could be damaged or interrupted by weather, natural disasters, telecommunications failures, cyberattacks or acts of war or terrorism or similar events or disruptions.  Outages caused by third party information and operational technology solutions are often beyond our ability to control. Any of these or other events could cause system interruption, delays and loss of critical data, delay or prevent operations or delay in notification of system failures or emergencies and adversely affect our financial results and could result in liabilities not covered by insurance or recoverable in rates for misappropriation of assets or sensitive information, corruption of data and the impact of operational disruptions on our customers.
Cybersecurity incidents could disrupt our internal operations, and any such disruption could increase our expenses, damage our reputation and adversely affect our stock price
There continues to be an increasing number of cyberattacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data.  These attacks have occurred over the internet, through malware, viruses or attachments to e-mails, or through persons inside the organization or with access to systems inside the organization and may be heightened with the increased use and prevalence of artificial intelligence.  Although we do not believe that our systems are at a materially greater risk of cybersecurity attacks when compared to other similar organizations, our information technology systems remain at risk to damage or interruption from the following among other types of cybersecurity risks:
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
Additional information regarding cybersecurity and risk management associated with cybersecurity is provided in Item 1C. “Cybersecurity.”
Human Capital Management Risks
Failure to attract, retain, train, motivate, develop and transition key employees could adversely affect our business
In order to be successful, we must attract, retain, train, motivate, and develop key employees, including those in managerial, operational, financial, regulatory, business development and information technology support positions. Our regulated businesses and contracted services operations are complex. Attracting and retaining high quality staff allows us to minimize the cost of providing quality service. In order to attract and retain key employees in a competitive marketplace, we must provide a competitive compensation package and be able to effectively recruit qualified candidates. This is especially challenging for us since approximately 38% of our employees will be eligible to retire in the next five years. The failure to successfully hire key employees or the loss of a material number of key employees could have a significant impact on the quality of our operations in the short term. Further, changes in our management team may be disruptive to our business, and any failure to successfully transition key new hires or promoted employees could adversely affect our business and results of operations.
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
•timing of recovering M-WRAM, WRAM, ICBA, MCBA and BRRAM regulatory assets;
•regulatory recovery of deferred items;

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
As our capital investment program continues to increase, coupled with the elimination of bonus depreciation for regulated utilities due to tax reform, we will need access to external financing more often, which increases our exposure to market conditions. In addition to cash flow from operations, we rely primarily on our credit facilities and long-term debt to satisfy our liquidity needs. We also may from time to time issue Common Shares, including pursuant to our at-the-market offering program, to support our capital investment program. Changes in market conditions, including events beyond our control such as increases to interest rates, could limit our ability to access capital on terms favorable to us or at all, including obtaining credit facilities with the borrowing capacities needed as well as issuing equity or debt securities. As a result, the amount of capital available may not be sufficient to meet all our liquidity needs at a reasonable cost at all of our subsidiaries.
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
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates; regulatory developments, decisions and delays of decisions; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts;

actual or anticipated developments in other utilities’ businesses or the general competitive landscape; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock.
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
Threats can come from many sources, including, but not limited to, ransomware, malicious software, credential loss or theft, supervisory control and data acquisition system takeover, equipment theft, supply chain attacks, phishing attacks, identity-based attacks, denial-of-service attacks or the actions of employees either intentional or accidental. Ransomware whereby hackers take control of a company’s systems and/or data has been identified as the most significant threat to Registrant’s critical infrastructure systems and is getting harder to detect and encrypted files are becoming harder to recover. Threat actors using ransomware have also increased their use of data, not only for direct ransom and data destruction, but also to release the data to the public. Registrant believes a breach of customer personally identifiable information is one of the most significant financial risks to it as the costs incurred could exceed the amount of its cybersecurity insurance coverage. Nevertheless, in order to continue meeting Registrant’s technological business needs and as more vendors build solutions in the cloud, Registrant expects to further expand its use of cloud-computing environments. As such, Registrant expects risks from cyberattacks and data breaches to increase due to the growth of its technological footprint in the cloud environments.
As cyberattacks have become more frequent and sophisticated, including against third-party technology providers, Registrant expects to continue to increase its investment in information and operational technology to monitor and address cyber threats and attempted cyberattacks, and to improve its posture in addressing security vulnerabilities. Registrant has implemented robust cybersecurity systems and controls to prevent any unauthorized access to information. Its platform was designed to be consistent with industry best practices such as the U.S. National Institute of Standards and Technology (“NIST”)

cybersecurity frameworks. In addition, Registrant has dedicated employees with cybersecurity technical expertise and also leverages outside cybersecurity firms. Registrant has adopted multi-layered safeguards and educational measures to protect its operations, assets and digital information. Registrant conducts mandatory quarterly cybersecurity training for all employees. Registrant also conducts specialized training for ASUS employees annually on protecting certain types of information relating to the work ASUS and its subsidiaries do with the U.S. government to comply with U.S. government contracting requirements. In addition, Registrant conducts periodic and unannounced phishing tests with all employees and vulnerability assessment and penetration tests.
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
To keep threat and vulnerability information up-to-date, the cybersecurity team subscribes to multiple national and state-level threat and vulnerability information disclosure services, both general-purpose and industry-specific in nature. Updates from these sources include general information delivered on a daily basis and more threat-specific information delivered as required. Tools are in place within Registrant’s environment to monitor for anomalous behavior and provide rapid alerting for emerging threats and, in some cases, automated responses to threats. Registrant’s cybersecurity team meets regularly with product vendors for these tools to ensure optimal configurations are in place to protect its environment.
To determine the risk to Registrant’s systems, it engages in a continuous vulnerability management lifecycle process to identify and remediate vulnerable systems and system configurations. In this regard, Registrant leverages the NIST cybersecurity frameworks. To supplement Registrant’s internal process, the cybersecurity team regularly contracts consultants to assess system configurations, both passively through exercises such as configuration review and actively through penetration testing, and response procedures, such as tabletop exercises, to identify areas for improvement. In addition, Registrant supplements its day-to-day operations with around the clock identification, assessment and mitigation of cyber risks with third-party security services as well. Registrant is working on implementing across AWR and its subsidiaries a comprehensive, risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems and data, as well as the systems of third parties that could adversely impact Registrant’s business in the event of a cybersecurity incident affecting those third-party systems.
Cybersecurity updates are provided periodically to Registrant’s senior management, including its CEO, CFO and senior vice presidents of Registrant’s operations, and to the senior management of Registrant’s subsidiaries. Cybersecurity risk management extends beyond Registrant’s and its subsidiaries’ senior management teams. Registrant’s Board of Directors (the “Board”) oversees enterprise risk management, or ERM, performed under the direction of Registrant’s senior management team. Cybersecurity updates, including recent findings, changes to processes or personnel changes, are provided to the ERM liaison to the Board, who is a member of the Board, and to the full Board on a quarterly basis or more frequently if needed. Cybersecurity is one component of an overall ERM framework that involves Registrant’s Board. The Board satisfies its oversight responsibility by obtaining information from the ERM liaison and senior management of Registrant, with input from the senior management of Registrant’s subsidiaries as necessary. On a quarterly basis, Registrant’s senior management will discuss plans to mitigate cybersecurity risks with the ERM liaison. The ERM liaison and Registrant’s senior management will then provide a report to the full Board regarding the critical cybersecurity risks discussed, mitigation plans and implementation of the ERM program that addresses cybersecurity risks.
In addition, Registrant’s plans require members of its senior management, such as its CEO and CFO, as well as members of management from its, and its subsidiaries’, Operations, Information Technology, Human Capital Management, Accounting and Legal teams to participate in Registrant’s Cybersecurity Incident Response Team (“CIRT”) and to be kept current on all aspects related to a cyberattack, if a cybersecurity incident were to occur.
Responses to cyberattacks are fast-moving and dynamic and would require an assessment of actual or potential damage performed by Registrant’s cybersecurity team. If a cyberattack were to occur, continuous engagement, communication and collaboration between Registrant’s cybersecurity team and members of its CIRT as well as third parties would likely be necessary in order to gather accurate and complete information, perform a comprehensive evaluation and assessment of the cyberattack, manage and contain the cybersecurity threat, and develop and execute a remediation and recovery plan. Members of its CIRT team would work together to determine whether a cybersecurity breach is material and required to be reported to the Board and publicly under applicable law and regulation.
To ensure that members of Registrant’s Board are informed of material cyberattacks, Registrant’s CFO and IT Director have been designated as key members of management that will provide current updates to Registrant’s ERM liaison and the Board. The communication will include but not be limited to, the nature and status of the cyberattack and Registrant’s plan to contain and mitigate the cyber threat and ultimately the remediation and recovery plan to return to “business as usual” state. Registrant’s CFO has over 15 years overseeing the Company’s risk management area. Registrant’s IT Director has over 25 years in Information Technology designing, implementing and supporting various cybersecurity and technical solutions, along with ensuring compliance with multiple cybersecurity regulations.
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect Registrant, including its business strategy, results of operations or financial condition. However, the risk of cybersecurity threats could be significant if a cyberattack disrupts Registrant’s critical operations, service or financial systems. See “Information Technology Risk Factors” under Item 1A. In addition, any unauthorized access to sensitive information or data breaches could be detrimental to Registrant’s operations, critical corporate information and reputation and relationships with its customers, vendors, employees, directors and could negatively affect the future of contract awards at ASUS and could result in a termination of one or more of its existing contracts or the assessment of penalties. The cost of responding to a cyberattack could be significant depending on the severity of the cyberattack and could go beyond financial costs as operations and services provided by Registrant could be delayed and coordinated resources in response could be significant. Registrant could also be assessed penalties if it is determined that applicable data privacy laws have been violated.

Item 2. Properties
Water Properties
As of December 31, 2024, GSWC’s physical properties consisted of water transmission and distribution systems, which included 2,882 miles of pipeline together with services, meters and fire hydrants, and approximately 450 parcels of land generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC’s properties are located in California.
As of December 31, 2024, GSWC owned 238 wells, of which 176 are active with an aggregate production capacity of approximately 180 million gallons per day. GSWC has 59 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 119 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
238	378	2,882	264,696	27,087	144	119	(1)

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
Electric Properties
BVES’s properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2024, BVES owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines (21.94 circuit miles are insulated), 6.49 miles of underground 34.5 kv sub-transmission lines, 494.36 miles of overhead 4.16 kv or 2.4 kv distribution lines (45.01 circuit miles are insulated), 114.52 miles of underground cable, 13 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVES also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2024, GSWC had adjudicated groundwater rights and surface water rights of 70,794 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
Office Buildings
GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. BVES owns office space in California. ASUS leases office facilities in Virginia, North Carolina and Maryland, and owns service centers in Florida, Maryland, South Carolina, Virginia, Texas, North Carolina and Kansas.
Mortgage and Other Liens
As of December 31, 2024, neither AWR, GSWC, BVES, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVES are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
The graph below compares the cumulative 5-Year total return of American States Water Company’s Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of seven water utilities that includes: American Water Works Company Inc., Essential Utilities Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Co., York Water Co. and SJW Group. In accordance with SEC guidance, the returns of the seven utilities included in the peer group are weighted according to their respective market capitalization.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2019. Relative performance is tracked through December 31, 2024.

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
American States Water Company	$100.00	$93.24	$123.32	$112.29	$99.42	$98.24
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Peer Group	$100.00	$117.02	$144.49	$123.67	$105.94	$101.00
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.”
GSWC is a wholly-owned subsidiary of AWR. As a result, there is no public trading market in its common shares.
Approximate Number of Holders of Common Shares
As of February 18, 2025, there were 1,739 holders of record of the 38,156,568 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding stock of its subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2024	2023
First Quarter	$0.4300	$0.3975
Second Quarter	$0.4300	$0.3975
Third Quarter	$0.4655	$0.4300
Fourth Quarter	$0.4655	$0.4300
Total	$1.7910	$1.6550
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC is prohibited under the terms of its senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $881.7 million to invoke this covenant as of December 31, 2024.
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
Under the least restrictive of the California tests, approximately $920.1 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2024. Approximately $805.8 million was available for GSWC to pay dividends to AWR at December 31, 2024, and approximately $102.1 million was available for BVES to pay dividends to AWR at December 31, 2024. BVES has a separate revolving credit facility, and its ability to pay dividends is subject to the requirement in the credit agreement to maintain compliance with all covenants described in Note 9 Bank Debt.
ASUS’s ability to pay dividends to AWR is dependent upon the ability of each of its subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS’s ability to pay dividends under California law.
AWR paid $67.0 million in dividends to shareholders for the year ended December 31, 2024, as compared to $61.2 million for the year ended December 31, 2023. GSWC paid dividends of $35.1 million and $55.4 million to AWR in 2024 and 2023, respectively. BVES did not pay dividends to AWR in 2024 and 2023. ASUS paid dividends of $16.0 million to AWR in 2024 and 2023.
Unregistered Sales of Equity Securities
On December 30, 2024, GSWC issued 2.7586 common shares to AWR in exchange for a contribution of $39,999,700. These shares were issued in a private placement, and the proceeds were used to pay outstanding borrowings under GSWC’s credit agreement and to fund GSWC’s operations and capital expenditures. GSWC issued the common shares upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. AWR did not issue any unregistered equity securities during 2024.
Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities.

The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2024	11,425		$83.37	—	—
November 1 - 30, 2024	302		$83.86	—	—
December 1 - 31, 2024	3,143		$84.87	—	—
Total	14,870	(2)	$83.70	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)    Of these amounts, 11,016 Common Shares were acquired on the open market for employees pursuant to the 401(k) plan. The remainder of the shares were acquired on the open market for participants in the DRP.
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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares.  The impact of retroactive rates related to the full year of 2022 recorded during the year ended December 31, 2023 resulting from the final decision in the water general rate case approved in June 2023 and the impact from the reversal of revenues subject to refund recorded in 2022 due to a change in estimates recorded in 2023 following the receipt of a final cost of capital decision in June 2023 have been excluded in this analysis when communicating AWR’s consolidated and water segment results for the years ended December 31, 2024 and 2023 to help facilitate comparisons of Registrant’s performance from period to period.
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and the Public Advocates Office (“Cal Advocates”) of the CPUC filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. A proposed decision in the water general rate case was issued on November 15, 2024 and an alternate proposed decision was subsequently issued on December 27, 2024. The proposed decision adopted the settlement agreement and also addressed various unresolved issues related to GSWC’s requests for certain regulatory mechanisms. Among other things, the proposed decision rejected GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. An alternate decision issued by the assigned Commissioner on December 27, 2024, approved GSWC’s request to continue this mechanism. No other material changes were made to the proposed decision. On January 30, 2025, the CPUC issued a final decision in this proceeding that approved the alternate proposed decision, which adopted the settlement agreement. GSWC continued to bill its customers based on the existing adopted 2024 rates until the new 2025 rates were approved and implemented effective February 1, 2025. GSWC had filed with the CPUC to establish memorandum accounts to track interim rates, which made the new 2025 rates retroactive to January 1, 2025.

The settlement agreement approved in the final decision resolved most of the issues related to the calculation of the 2025 annual revenue requirement in the general rate case application leaving only two unresolved issues. Among other things, the approved settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the approved settlement agreement includes $58.2 million of advice letter capital investments that began construction in 2023 that we expect to file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return, including all applicable components of the revenue requirement after the assets are placed in service up until the assets are placed in customer rates.
Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the approved settlement agreement (i) GSWC’s adopted operating revenues less water supply costs for 2025 will increase by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs, and (ii) there are potential additional revenue increases of approximately $20 million for each of the years 2026 and 2027 based on inflation factors used at the time of the application filing in August 2023. The increases in 2026 and 2027 are subject to the results of an earnings test and changes to the forecasted inflationary index values. Actual increases for 2026 and 2027 will be determined when the CPUC approves the filings to implement the new rate increases, using inflationary index values applicable at that time.
The two remaining 2025 revenue requirement issues that were not resolved in the approved settlement agreement were related to the sales forecast and supply mix. The final decision adopts GSWC’s recommended sales forecast and adopts a supply mix that splits the difference between GSWC’s and Cal Advocates’ forecasts. In addition, certain items related to GSWC’s request for various regulatory mechanisms were litigated that were also addressed in the final decision. With regards to these requests, the final decision (i) rejects GSWC’s request for the continuation of a full sales and revenue decoupling mechanism such as the WRAM and a full cost balancing account for water supply such as the MCBA, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs, (ii) accepts GSWC’s sales reconciliation mechanism, (iii) rejects GSWC’s supply mix adjustment mechanism, and (iv) rejects GSWC’s request to modify the existing per- and polyfluoroalkyl substances (“PFAS”) memorandum account to track carrying costs on capital investments needed to comply with the new PFAS maximum contaminant levels established by the U.S. EPA (with monitoring and reporting required effective 2027), and instead orders GSWC to file for recovery of PFAS-related capital projects through a separate application or future general rate case. The final decision also adopted GSWC’s M-WRAM rate design proposal, authorizing GSWC to increase the revenue requirement in its fixed service charges to between 45-48% depending on the ratemaking area representing approximately 65% of GSWC’s fixed costs in aggregate. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a blended tier standard quantity rate had been in effect. The ICBA for supply costs tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. The M-WRAM and ICBA are effective January 1, 2025.
As noted above, GSWC litigated its request for the continued use of the WRAM and MCBA. In August 2020, the CPUC had issued a decision that mandated the discontinuation of the existing WRAM used by investor-owned water utilities since 2008 that, in conjunction with tiered rates, incentivizes water conservation, and also ordered the discontinued use of the MCBA. In response to the CPUC’s order, GSWC, three other investor-owned water utilities and the California Water Association each separately filed a petition in 2021 with the California Supreme Court (the “Court”) to review the CPUC’s decision-making processes that resulted in discontinuing the use of the WRAM and MCBA. On July 8, 2024, the Court issued a ruling that set aside the previously issued order by the CPUC and vacated the portions of the CPUC’s August 2020 decision related to the discontinued use of the WRAM and MCBA used by water utilities and its accompanying findings and conclusions. Furthermore, in September 2022, the governor of California signed Senate Bill (“SB”) 1469, which allowed Class A water utilities, including GSWC, to continue requesting the use of a revenue decoupling mechanism in their next general rate case. However, despite the Court’s ruling and SB 1469, GSWC’s request to continue using the WRAM and MCBA was rejected by the CPUC and as a result, GSWC will not be able to recognize under-collections of revenue caused by fluctuations in consumption or changes in water supply cost mix beginning in 2025. However, the final decision did approve GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption.
Finally, included in the consolidated results for 2024 is a tax benefit of $5 million, or $0.13 per share, resulting from the final decision that adopted a settlement agreement, which excluded from customer rates certain excess deferred income tax balances generated by activities outside of ratemaking that were previously recorded as regulatory liabilities as a result of the 2017 Tax Cuts and Jobs Act that reduced the corporate income tax rate from 35% to 21%. Because of the final CPUC decision, and the alternate proposed decision received in December 2024, both of which approved the settlement agreement in its entirety, GSWC recorded the tax benefit in 2024 to reflect a change in estimate that decreased its regulatory liabilities associated with excess deferred income tax balances as of December 31, 2024.

Water General Rate Case for years 2022 - 2024
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024 retroactive to January 1, 2022. The impact of retroactive rates for the full year of 2022 as well as the 2023 estimated second-year rate increases have been reflected in the results of operations for the year ended December 31, 2023.
The third-year rate increases for 2024, which were effective January 1, 2024, have been reflected in the year ended December 31, 2024 results. There was an increase in recorded water operating revenues of $22.3 million when compared to 2023, largely as a result of the third-year rate increases for 2024 that reflects, among other things, a higher revenue requirement for increases in recorded supply costs of $3.6 million, which combined is an increase of $0.36 per share, when compared to 2023, and excludes the impact of (i) retroactive rates for the full year of 2022 resulting from the final general rate case decision, and (ii) reversing the revenues subject to refund liability previously recorded in 2022 resulting from the final cost of capital decision, with both decisions received and recorded in 2023. Actual water supply costs are tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no net impact on the water segment’s profitability. Due to the delay in finalizing the previous water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates and new 2023 rate increases went into effect on July 31, 2023. In October 2023, surcharges were implemented to recover all retroactive rate differences accumulated in memorandum accounts for the full year of 2022 and for 2023 through July 30, 2023 over 36 months. As of December 31, 2024, there is an aggregate cumulative balance of $37.7 million in CPUC-approved general rate case memorandum accounts that have been recognized as regulatory assets with a corresponding increase in water revenues.
Cost of Capital (“COC”) Proceedings
2026 COC Application
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. After receiving an extension in February 2024, GSWC’s next cost of capital application was scheduled to be filed on May 1, 2025 effective for the years 2026 - 2028. On January 14, 2025, the CPUC approved a request to defer the cost of capital application by another year. In December 2024, GSWC, along with three other investor-owned California water utilities, requested a further extension of the date by which each of them must file their cost of capital applications. The CPUC’s approval postponed this filing date by one year until May 1, 2026, with a corresponding effective date of January 1, 2027. The CPUC also approved the joint parties’ request to leave the current WCCM in place through the one-year deferral period. GSWC’s current authorized rate of return on rate base is 7.93%, based on its weighted cost of capital, which will continue in effect through December 31, 2026. The 7.93% return on rate base includes a return on equity of 10.06%, an embedded cost of debt of 5.1%, and a capital structure with 57% equity and 43% debt.
2021 COC Application
On June 29, 2023, the CPUC adopted a final decision in the cost of capital proceeding effective July 31, 2023 that, among other things, allowed for the continuation of the WCCM. The WCCM adjusts the return on equity and rate of return on rate base between the three-year cost of capital proceedings only if there is a positive or negative change of more than 100 basis points in the average of the Moody’s Aa utility bond rate as measured over the period October 1 through September 30. If there is a positive or negative change of more than 100 basis points, the return on equity is adjusted by one half of the difference. Based on the final decision, all adjustments to rates were effective July 31, 2023. Accordingly, GSWC billed its water customers and recognized revenues for the period from January 1 through July 30, 2023 based on the previously authorized return on equity of 8.9%. After receiving the final cost of capital decision, GSWC filed an advice letter to establish the WCCM and related adjustment for 2023, which increased GSWC’s 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. For the period from October 1, 2022 through September 30, 2023, the Moody’s Aa utility bond rate increased by 139.7 basis points from the benchmark, which again triggered a WCCM adjustment and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
Based on the final decision in the cost of capital proceeding issued in June 2023, all adjustments to rates were prospective and not retroactive. Following the receipt of the final decision that became effective July 31, 2023, management updated its analysis and reassessed the accounting estimates recorded to date related to GSWC’s lower cost of debt. Accordingly, during the second quarter of 2023, GSWC recorded a change in estimate that resulted in an increase to water revenues in the amount of $6.4 million, or approximately $0.13 per share, as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.

Electric General Rate Case for the years 2023–2026
On August 30, 2022, BVES filed a general rate case application that determines new electric rates for the years 2023 – 2026. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between the parties resolving all issues in connection with the pending general rate case. On January 16, 2025, the CPUC adopted a final decision in BVES’s general rate case proceeding that set the new electric rates retroactive to January 1, 2023 and approves the settlement agreement in its entirety.
Among other things, the settlement agreement, (i) settles and adopts the revenue requirements for each of the four years 2023 through 2026, (ii) authorizes BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and at least an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed; (iii) adopts a cost of capital that increases BVES’s adopted return on equity from 9.6% to 10.0%, lowers the cost of debt from 6.6% to 5.51%, and maintains the capital structure of 57% equity and 43% debt, and (iv) approves for recovery the requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans that were previously not included in customer rates.
Because of receiving a proposed decision in December 2024 followed by a final decision in January 2025, both of which approved the settlement agreement in its entirety, the impact of retroactive rates for the full year of 2023 and the 2024 second-year rate increases have been reflected in the 2024 fourth quarter results as it became probable that the approved retroactive rates for 2023 and 2024 would be permitted to be billed to customers in the future. The new rates are expected to go into effect on March 1, 2025. BVES was also authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. Due to the delay in finalizing the electric general rate case, billed electric revenues for the years of 2023 and 2024, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 new rates authorized by the CPUC for future recovery. Accordingly, as of December 31, 2024, an aggregate cumulative under-collection amount of $9.8 million in retroactive revenues related to the full year of 2023 and 2024 was recorded during the fourth quarter of 2024 along with a corresponding increase to BVES’s regulatory assets for future recovery from customers. Within 90 days from the effective date of the final decision, BVES will file for recovery of retroactive amounts accumulated related to the new rates, as well as recovery of incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were being tracked in memorandum accounts prior to the new rate cycle.
As a result of reflecting the new rates in 2024 retroactive to January 1, 2023, there was an increase in 2024 recorded electric revenues of $9.8 million when compared to 2023 largely reflecting the new customer rates for 2023 and 2024 that, for this approved rate cycle cover, among other things, the growth in rate base and the higher operating costs as settled in the revenue requirement including those related to BVES’s wildfire mitigation plans that prior to 2023 were previously not included in customer rates and not expensed because they were being tracked in memorandum accounts. The increase in recorded revenues was largely offset by higher operating expenses and interest costs to support, among other things, BVES’s wildfire mitigation plans including investing in capital all of which is dedicated to improving the system safety and reliability for the community it serves. The final decision will also provide for an increase in adopted operating revenues of $2.2 million for 2025 and $3.3 million in 2026. The rate increases for 2024 - 2026 are not subject to an earnings test. Furthermore, the previously mentioned advice letter projects of at least $23.1 million are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates. These projects also accrue AFUDC during construction that will further increase the revenue requirement. In the settlement agreement, the parties agreed to remove portions of the requested capital budgets from rates until they were completed and placed in service. For all of the advice letter projects, BVES will be allowed to accrue AFUDC during the construction period at the adopted rate of return, which will be added to the cost of the assets and recovered in customer rates when the assets are placed in service.
Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm fixed-price contract, additional firm fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract price for each of the contracts and recurring task order agreements is subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.

During 2024, ASUS has been awarded approximately $56.5 million in new construction projects for completion beginning in 2024 through 2027. Earnings and cash flows from modifications to the initial 50-year contracts, additional contracts thereafter with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.
In August and September of 2023, ASUS was awarded new contracts with the U.S. government to serve two military bases for which operations began in April 2024. After completion of the transition periods, ASUS began operating the water and wastewater utility systems at Naval Air Station Patuxent River in Maryland under a 50-year privatization contract with the U.S. government and at Joint Base Cape Cod in Massachusetts under a 15-year contract with the U.S. government. The initial value of its contract at Naval Air Station Patuxent River was estimated at approximately $349 million over a 50-year period and is subject to annual economic price adjustments. In July 2024, the estimated contract value was increased to $378 million after an inventory adjustment. Under its contract at Joint Base Cape Cod, ASUS performs work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value to ASUS of $75.0 million, subject to adjustments as task orders are issued. In April 2024, the U.S. government awarded a task order to ASUS valued at $4.1 million for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.

Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Year Ended
	12/31/2024	12/31/2023	CHANGE
Water	$2.51	$2.77	$(0.26)
Electric	0.21	0.20	0.01
Contracted services	0.55	0.50	0.05
AWR (parent)	(0.10)	(0.10)	—
Consolidated diluted earnings per share, as recorded (GAAP)	3.17	3.36	(0.19)
Adjustments to GAAP measure:
Impact of retroactive rates related to the full year of 2022 from the decision in the water general rate case*	—	(0.38)	0.38
Impact related to the final cost of capital decision*	—	(0.13)	0.13
Consolidated diluted earnings per share, as adjusted (Non-GAAP)*	$3.17	$2.85	$0.32
Water diluted earnings per share, as adjusted (Non-GAAP)*	$2.51	$2.26	$0.25
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* All adjustments to 2023’s recorded diluted earnings per share relate to the water segment. The water segment’s adjusted earnings for 2023 exclude both the impact of the final decision in the water general rate case that included retroactive rates related to the full year of 2022 and the impact of reversing previously recorded estimated 2022 revenues subject to refund as a result of the final cost of capital decision issued in June 2023 that made all adjustments to rates prospective. Both adjustments are shown separately in the table above.
For the year ended December 31, 2024, AWR’s recorded consolidated diluted earnings were $3.17 per share, as compared to $3.36 per share for 2023, a decrease of $0.19 per share, which includes: (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full 2022 year of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal during the year ended December 31, 2023 of estimated revenues subject to refund recorded in 2022 of $6.4 million, or $0.13 per share. Excluding these two items from 2023, adjusted consolidated diluted earnings would be $2.85 per share for 2023 as compared to adjusted and recorded diluted earnings of $3.17 per share for 2024, an adjusted increase of $0.32 per share.
Furthermore, included in the consolidated results for 2024 was a tax benefit of $5 million, or $0.13 per share, resulting from the final decision issued by the CPUC on January 30, 2025 in connection with GSWC’s recent general rate case proceeding. The final decision adopted a settlement agreement between GSWC and Cal Advocates, which excluded from customer rates certain excess deferred income tax balances generated by activities outside of ratemaking that were previously recorded as regulatory liabilities as a result of the 2017 Tax Cuts and Jobs Act that reduced the corporate income tax rate from 35% to 21%. Because of the final CPUC decision, and the alternate proposed decision received in December 2024, both of which approved the settlement agreement in its entirety, GSWC recorded the tax benefit to reflect a change in estimate that decreased its regulatory liabilities associated with excess deferred income tax balances as of December 31, 2024. In addition, AWR’s consolidated diluted earnings in 2024 were negatively impacted by approximately $0.04 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program.

The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment as disclosed in Note 17 to the Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the year ended December 31, 2024 and 2023:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Net income (loss) (Note 17)	$94,463	$102,708	$7,754	$7,479	$20,642	$18,596	$(3,591)	$(3,862)	$119,268	$124,921
Weighted Average Number of Diluted Shares	37,583	37,077	37,583	37,077	37,583	37,077	37,583	37,077	37,583	37,077
Diluted earnings per share	$2.51	$2.77	$0.21	$0.20	$0.55	$0.50	$(0.10)	$(0.10)	$3.17	$3.36
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.

Water Segment:
For the year ended December 31, 2024, recorded diluted earnings from the water utility segment were $2.51 per share, as compared to $2.77 per share for 2023, a decrease of $0.26 per share, which includes: (i) the impact from the final decision in the water general rate case recorded in 2023 that included retroactive new rates related to the full 2022 year of $0.38 per share, and (ii) the impact of the final cost of capital decision that resulted in the reversal of estimated water revenues subject to refund previously recorded in 2022 of $6.4 million, or $0.13 per share. Excluding the impact of these two items from 2023, adjusted diluted earnings at the water segment would be $2.26 per share for 2023 as compared to adjusted and recorded diluted earnings of $2.51 per share for 2024, an adjusted net increase at the water segment of $0.25 per share due primarily to the following items:
•Excluding the revenue impact related to 2022 resulting from the decisions in both the general rate case and cost of capital proceedings recorded for the year ended December 31, 2023 as previously discussed, there was an increase in water operating revenues of approximately $22.3 million mainly as a result of the third-year rate increases that went into effect on January 1, 2024, as well as an increase in GSWC’s return on rate base in 2024 compared to 2023 resulting from the final cost of capital proceeding received in June 2023 that allowed for the continuation of the WCCM as previously discussed.
•An increase in water supply costs of $3.6 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs is primarily related to an increase in customer water usage, wholesale water prices and water production costs. During 2024 and 2023, actual water supply costs were tracked against adopted costs in the revenue requirement, and passed through to customers on a dollar-for-dollar basis by way of the CPUC-approved water supply cost balancing accounts. The increase in water supply costs results in a corresponding increase in water operating revenues and has no material impact on the water segment’s profitability.
•An overall increase in operating expenses of $8.9 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting largely from higher outside-services costs related to the general rate case application and other regulatory filings, and an increase in insurance-related costs, and (iii) depreciation and amortization expenses as well as property taxes, both of which are impacted by the increasing capital expenditures and are reflected and recovered in customer rates. These increases were partially offset by decreases in other operation-related and maintenance expenses.
•An overall increase in interest expense (net of interest income) of $6.5 million resulting primarily from an increase in interest rates, as well as an overall increase in total borrowing levels to support, among other things, the capital expenditure programs at GSWC.
•An overall increase in other income (net of other expense) of $1.4 million due primarily to a change in the non-service cost components related to GSWC’s benefit plans resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefits costs related to the pension plan have no material impact to earnings.
•An overall decrease in the effective income tax rate due to (i) a tax benefit of $5 million, or $0.13 per share, resulting from the final decision in GSWC’s latest general rate case proceeding as previously discussed, and (ii) changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the year ended December 31, 2024 as compared to 2023 that favorably impacted the water segment's earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.03 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through December 31, 2024, AWR has sold 1,145,219 Common Shares through this ATM offering program.

Electric Segment:
Diluted earnings from the electric utility segment increased $0.01 per share for the year ended December 31, 2024 as compared to 2023. On January 16, 2025, the CPUC adopted a final decision in connection with BVES’s general rate case proceeding that set new rates for 2023 – 2026, with new electric rates retroactive to January 1, 2023. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases through the year ended December 31, 2024 have been reflected in the 2024 fourth quarter results. The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed because they were being tracked in memorandum accounts. The increase in electric revenues in 2024 compared to 2023 was largely offset by higher operating expenses and interest costs to support, among other things, BVES’s wildfire mitigation plans including investing in capital all of which is dedicated to improving the system safety and reliability for the community it serves.
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.05 per share for the year ended December 31, 2024 as compared to 2023, largely due to an increase in management fee revenues resulting from the commencement of operation at the new bases (Naval Air Station Patuxent River and Joint Base Cape Cod) and the resolution of various economic price adjustments, partially offset by higher overall operating expenses (excluding construction expenses) from the new bases as compared to 2023, and a decrease in earnings of approximately $0.01 per share due to the dilutive effects on ASUS from the issuance of equity under AWR’s ATM offering program.
AWR (Parent):
For the year ended December 31, 2024, the diluted loss from AWR (parent) is consistent compared to 2023.
The following discussion and analysis for the years ended December 31, 2024 and 2023 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2024 and 2023 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
OPERATING REVENUES
Water	$417,410	$433,473	$(16,063)	-3.7%
Electric	51,645	41,832	9,813	23.5%
Contracted services	126,404	120,394	6,010	5.0%
Total operating revenues	595,459	595,699	(240)	—%

OPERATING EXPENSES
Water purchased	74,274	72,864	1,410	1.9%
Power purchased for pumping	15,025	12,829	2,196	17.1%
Groundwater production assessment	24,145	20,850	3,295	15.8%
Power purchased for resale	11,630	13,275	(1,645)	-12.4%
Supply cost balancing accounts	(1,894)	12,118	(14,012)	-115.6%
Other operation	41,318	40,271	1,047	2.6%
Administrative and general	100,941	88,273	12,668	14.4%
Depreciation and amortization	43,647	42,403	1,244	2.9%
Maintenance	20,255	14,218	6,037	42.5%
Property and other taxes	27,091	24,046	3,045	12.7%
ASUS construction	54,544	57,912	(3,368)	-5.8%
Gain on sale of assets	—	(100)	100	-100.0%
Total operating expenses	410,976	398,959	12,017	3.0%

OPERATING INCOME	184,483	196,740	(12,257)	-6.2%

OTHER INCOME AND EXPENSES
Interest expense	(50,382)	(42,762)	(7,620)	17.8%
Interest income	7,874	7,416	458	6.2%
Other, net	7,466	5,126	2,340	45.6%
	(35,042)	(30,220)	(4,822)	16.0%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	149,441	166,520	(17,079)	-10.3%

Income tax expense	30,173	41,599	(11,426)	-27.5%

NET INCOME	$119,268	$124,921	$(5,653)	-4.5%

Basic earnings per Common Share	$3.17	$3.37	$(0.20)	-5.9%

Fully diluted earnings per Common Share	$3.17	$3.36	$(0.19)	-5.7%

Operating Revenues
General
GSWC and BVES rely upon approvals by the CPUC of rate increases to recover operating expenses and to provide for a return on invested and borrowed capital used to fund utility plants. ASUS relies on economic price and equitable adjustments by the U.S. government in order to recover operating expenses and provide a profit margin for ASUS. Current operating revenues and earnings may be negatively impacted if ASUS’s subsidiaries do not receive adequate price adjustments in a timely manner. ASUS’s earnings are also impacted by the level of construction projects at its subsidiaries, which may or may not continue at current levels in future periods.
Water
For the year ended December 31, 2024, revenues from water operations decreased by $16.1 million to $417.4 million, compared to 2023. The decrease in water revenues was largely due to the impact of retroactive rates related to the full 2022 year resulting from the general rate case decision of approximately $32 million and the impact of the final cost of capital decision that resulted in the reversal of $6.4 million of revenues subject to refund previously recorded in 2022, with both decisions received and recorded in 2023. The increase to revenues from both of these items recorded in 2023 did not recur in 2024 and was partially offset by an increase in water revenues resulting from the third-year rate increases that went into effect on January 1, 2024, and an increase in water revenues as a result of a higher return on rate base in 2024 compared to 2023 resulting from the final cost of capital proceeding received in June 2023 that allowed for the continuation of the WCCM as previously discussed.
Billed water consumption for the year ended December 31, 2024 was higher by 4.5% compared to 2023 due primarily to lower amounts of seasonal precipitation and higher temperatures in the summer months for 2024 compared to 2023. Changes in consumption have not had a significant impact on recorded revenues due to the CPUC-approved WRAM that has been in place in all but one small rate-making area. During 2024 and 2023, GSWC recorded the difference between what it bills its water customers and what is authorized by the CPUC in the WRAM accounts as regulatory assets or liabilities.
Electric
Electric revenues for the year ended December 31, 2024 increased $9.8 million to $51.6 million due, in large part, to the final decision in the electric general rate case proceeding that set rates for 2023 - 2026, and was retroactive to January 1, 2023. The retroactive revenues for the full year of 2023 and the second-year increases for 2024 have been reflected in 2024 as previously discussed.
Electric usage for the year ended December 31, 2024 was consistent with 2023. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2024, revenues from contracted services increased $6.0 million to $126.4 million as compared to $120.4 million for 2023. The increase was largely due to an increase in management fee revenue from the commencement of operations at the new bases and the resolution of annual economic price adjustments, partially offset by lower overall construction activity resulting from timing differences of when construction work was performed in 2024 as compared to the same period in 2023.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. During 2024, ASUS was awarded approximately $56.5 million in new construction projects for completion in 2024 through 2027. Earnings and cash flows from modifications to the initial 50-year contracts and additional contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue in future periods.

Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest segment of total consolidated operating expenses. Supply costs accounted for 30.0% and 33.1% of total operating expenses for the years ended December 31, 2024 and 2023, respectively.

Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages for purchased water for the years ended December 31, 2024 and 2023 were 41% and 43%. The decrease in the actual percentage of purchased water resulted primarily from wells coming back on-line that had previously been out of service.
Under the CPUC-approved MCBA, GSWC tracks adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC records the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovers from, or refunds to, customers the amount of such variances.  GSWC tracks these variances individually for each water ratemaking area. Without the MCBA mechanism in place beginning in 2025, there may be volatility to Registrant’s earnings as a result of changes in water supply cost mix. However, the MCBA will be replaced with an incremental supply cost balancing account that will not include changes in water supply cost mix, but will allow GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the years ended December 31, 2024 and 2023, water supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water purchased	$74,274	$72,864	$1,410	1.9%
Power purchased for pumping	15,025	12,829	2,196	17.1%
Groundwater production assessment	24,145	20,850	3,295	15.8%
Water supply cost balancing accounts *	(1,621)	13,839	(15,460)	-111.7%
Total water supply costs	$111,823	$120,382	$(8,559)	-7.1%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.9) million and $12.1 million for 2024 and 2023, respectively.
Purchased water costs for the year ended December 31, 2024 increased to $74.3 million as compared to $72.9 million for 2023 primarily due to increases in wholesale water costs, partially offset by a reduction in purchased water resulting from wells coming back on-line. There was an overall increase in well production costs compared to 2023 due to an increase in customer water usage, which increases power purchased for pumping and groundwater production assessments. The increases to water production costs were also a result of increases in electricity provider rates and increases in pump tax rates.
For the year ended December 31, 2024, the water supply cost balancing account had a $1.6 million under-collection as compared to a $13.8 million over-collection in 2023. The change in water supply cost balancing accounts was primarily due to updated adopted supply costs from the final decision in the previous water general rate case proceeding recorded in 2023. The over-collection recorded in 2023 included the full year impact of 2022 that reflected the new adopted supply costs retroactive to January 1, 2022.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the years ended December 31, 2024 and 2023, electric supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Power purchased for resale	$11,630	$13,275	$(1,645)	-12.4%
Electric supply cost balancing account *	(273)	(1,721)	1,448	-84.1%
Total electric supply costs	$11,357	$11,554	$(197)	-1.7%

* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.9) million and $12.1 million for 2024 and 2023, respectively.
For the year ended December 31, 2024, the cost of power purchased for resale to BVES’s customers decreased to $11.6 million as compared to $13.3 million for 2023 primarily due to lower overall average prices per megawatt-hour. The change in the electric supply balancing account in 2024 when compared to 2023 is also due to decreases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2024 and 2023, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$28,349	$29,064	$(715)	-2.5%
Electric Services	3,424	4,057	(633)	-15.6%
Contracted Services	9,545	7,150	2,395	33.5%
Total other operation	$41,318	$40,271	$1,047	2.6%
For the year ended December 31, 2024, the decrease in other operation expenses at the water segment was due primarily to a reduction of $2.0 million as a result of receiving the final decision in the recent water general rate case that authorized the recovery of previously incurred operation-related costs that were being tracked in CPUC-authorized memorandum accounts and which became probable of future recovery; partially offset by higher operation-related labor, as well as bad debt expense due to COVID relief funds for past due bills recorded in 2023 that did not recur in 2024.
The decrease at the electric segment was due primarily to an overall decrease in surcharges billed to customers for the recovery of previously incurred costs, which had a corresponding decrease in other operation expenses, resulting in no impact to earnings. The decrease was largely due to the expiration of a surcharge as a result of fully recovering incremental costs previously tracked in a memorandum account that arose from the impact of a winter storm in 2018.
The increase at the contracted services segment was due primarily to the operations at the new bases, higher operation-related labor costs, and water treatment and other related costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2024 and 2023, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$64,510	$59,313	$5,197	8.8%
Electric Services	13,241	8,745	4,496	51.4%
Contracted Services	23,183	20,431	2,752	13.5%
AWR (parent)	7	(216)	223	*
Total administrative and general	$100,941	$88,273	$12,668	14.4%
* not meaningful
Administrative and general expenses increased at the water segment due, in large part, to higher outside-services costs incurred in connection with the water general rate case application and other regulatory filings, labor and employee-related expenses, and insurance-related costs. In addition, during the year ended December 31, 2023, there was a reduction of approximately $0.4 million recorded to reflect the final decision issued in June 2023 on the prior water general rate case proceeding that authorized the recovery of previously incurred administrative and general expenses that were being tracked in CPUC-authorized memorandum accounts.
Administrative and general expenses increased at the electric segment primarily due to the approval of the final decision in the electric general rate case proceeding with rates retroactive to January 1, 2023. The new electric rates for 2023 and 2024 included the recovery of higher (i) costs incurred in 2023 and 2024 related to wildfire mitigation activities that were temporarily deferred and recorded as regulatory assets through the third quarter of 2023 while awaiting the general rate case decision and which have now been expensed during the fourth quarter as they are included in the new rates, and (ii) the amortization of regulatory commission costs incurred in this proceeding; with both items retroactively included in the new electric customer rates that resulted in a combined increase in 2024 expenses of $4.3 million compared to 2023 expenses. The higher expenses are reflected and recovered in the new customer rates. The electric segment recorded an increase in revenues retroactive to January 1, 2023 in 2024 that offset the effects of the increased administrative and general expenses related to the decision. There was also an increase in labor costs, and legal and other outside services costs.
Administrative and general expenses increased at the contracted services segment due to the operations of the new bases, an increase in labor and employee-related costs, and insurance-related costs, partially offset by lower outside legal costs.
Administrative and general expenses at AWR (parent) during the year ended December 31, 2023 reflected the reversal of a previous accrual for a matter that was favorably resolved and did not recur in 2024.
Depreciation and Amortization
For the years ended December 31, 2024 and 2023, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$37,187	$35,886	$1,301	3.6%
Electric Services	3,160	3,256	(96)	-2.9%
Contracted Services	3,300	3,261	39	1.2%
Total depreciation and amortization	$43,647	$42,403	$1,244	2.9%
Depreciation and amortization expense increased at the water segment due largely to additions to utility plant recorded in 2024, partially offset by the retroactive impact for the full year of 2022 of $0.6 million recorded in 2023 as a result of receiving a final decision in the water general rate case in 2023. The overall decrease in depreciation and amortization expenses at the electric segment is primarily due to the retroactive impact of an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case that was recorded in 2024 related to the full year of 2023 and 2024. The lower adopted depreciation expense levels from the updated study is also reflected in the new revenue requirements, resulting in no significant impact to earnings. This decrease was partially offset by additions to utility plant.
Maintenance
For the years ended December 31, 2024 and 2023, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$9,788	$9,906	$(118)	-1.2%
Electric Services	5,901	924	4,977	*
Contracted Services	4,566	3,388	1,178	34.8%
Total maintenance	$20,255	$14,218	$6,037	42.5%
* not meaningful
Maintenance expense decreased at the water segment due to lower unplanned maintenance costs experienced in 2024 as compared to 2023.
Maintenance expense was higher at the electric segment as compared to 2023 due largely to the approval of the final decision in the electric general rate case proceeding with rates retroactive to January 1, 2023. Maintenance costs of approximately $4.7 million recorded in 2024 reflect the impact of the higher levels of vegetation management costs approved in the final decision related to the full year of 2023 and 2024 that have been included in the new retroactive customer rates. The electric segment also recorded revenues retroactive to January 1, 2023 in 2024 that offset the effects of the incremental increases in maintenance costs adopted in the final decision. There was also an increase in other maintenance-related activities.
Maintenance expense was higher at the contracted services segment as compared to the same period in 2023 due to higher planned and unplanned maintenances, and maintenance activity at the new bases that was not incurred in the same period in 2023.

Property and Other Taxes
For the years ended December 31, 2024 and 2023, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$22,233	$19,845	$2,388	12.0%
Electric Services	2,399	2,100	299	14.2%
Contracted Services	2,459	2,101	358	17.0%
Total property and other taxes	$27,091	$24,046	$3,045	12.7%
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
Property and other taxes increased at the contracted services segment largely as a result of an increase in gross receipts taxes resulting from higher revenues, and an increase in payroll taxes due, in part, from the operations at the new bases.
ASUS Construction
For the year ended December 31, 2024, construction expenses for contracted services were $54.5 million, decreasing by $3.4 million compared to 2023 primarily due to an overall decrease in construction activity resulting from timing differences of when such work was performed in 2024 as compared to 2023.
Interest Expense
For the years ended December 31, 2024 and 2023, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$38,532	$31,283	$7,249	23.2%
Electric Services	3,812	3,298	514	15.6%
Contracted Services	2,166	2,127	39	1.8%
AWR (parent)	5,872	6,054	(182)	-3.0%
Total interest expense	$50,382	$42,762	$7,620	17.8%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense increased as compared to 2023 resulting primarily from an increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities, as well as an overall increase in average interest rates. The overall combined average interest rates were 5.36% and 5.22% for the year ended December 31, 2024 and 2023, respectively.
Interest Income
For the years ended December 31, 2024 and 2023, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$6,018	$5,557	$461	8.3%
Electric Services	976	1,060	(84)	-7.9%
Contracted Services	782	806	(24)	-3.0%
AWR (parent)	98	(7)	105	*
Total interest income	$7,874	$7,416	$458	6.2%
* not meaningful
The increase in interest income at the water segment was due primarily to higher interest income earned on regulatory assets bearing interest at the current 90-day commercial paper rates, which have increased compared to rates in 2023, as well as an overall higher average net regulatory assets balance recorded during 2024 compared to 2023.

Other Income and (Expense), net
For the years ended December 31, 2024 and 2023, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$6,326	$4,946	$1,380	27.9%
Electric Services	968	36	932	*
Contracted Services	(82)	(125)	43	-34.4%
AWR (parent)	254	269	(15)	-5.6%
Total interest income	$7,466	$5,126	$2,340	45.6%
* not meaningful
For the year ended December 31, 2024, other income (net of other expense) increased primarily due to a change in the non-service cost components related to the Company’s defined-benefit pension plan and other retirement benefits resulting from changes in actuarial assumptions including expected returns on plan assets. However, as a result of GSWC’s and BVES’s two-way pension balancing accounts authorized by the CPUC, changes in total net periodic benefit costs related to the pension plan have no material impact to earnings. The increase in other income (net of other expense) in the electric segment also includes CPUC-authorized recovery of AFUDC on certain capital projects recorded in 2024 of $0.9 million as a result of receiving the final decision on the electric general rate case.
Income Tax Expense
For the years ended December 31, 2024 and 2023, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2024	12/31/2023	CHANGE	CHANGE
Water Services	$22,869	$35,689	$(12,820)	-35.9%
Electric Services	2,541	1,515	1,026	67.7%
Contracted Services	6,699	6,109	590	9.7%
AWR (parent)	(1,936)	(1,714)	(222)	13.0%
Total income tax expense	$30,173	$41,599	$(11,426)	-27.5%
Consolidated income tax expense for the year ended December 31, 2024 decreased by $11.4 million primarily due to a decrease in consolidated pretax income and a tax benefit of $5 million recorded at GSWC in 2024 as a result of receiving a final decision in the latest water general rate proceeding as previously discussed. AWR’s ETRs were 20.2% and 25.0% for the years ended December 31, 2024 and 2023, respectively. GSWC’s ETR was 19.5% for the year ended December 31, 2024 as compared to 25.8% for 2023, which fluctuated due to the tax benefit discussed above and changes in certain flowed-through income taxes and permanent items.
Information comparing the consolidated results of operations for fiscal years 2023 and 2022 can be found under Item 7, Management’s Discussion and Analysis under the headings “Summary Results by Segment” and “Consolidated Results of Operations-Years Ended December 31, 2023 and 2022” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.

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
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM.  With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. GSWC’s request, in its most recent general rate case, to continue using a revenue decoupling mechanism, similar to the WRAM, has been denied by the CPUC. The CPUC has ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) effective January 1, 2025. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a blended tier standard quantity rate had been in effect. The CPUC also granted BVES a revenue decoupling mechanism through the BRRAM. BVES adjusts revenues in the BRRAM for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
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
ASUS’s firm-fixed-price contracts with the U.S. government are considered service concession arrangements under ASC 853 Service Concession Arrangements. Accordingly, the services under these contracts are accounted for under Topic 606 Revenue from Contracts with Customers and the water and/or wastewater systems are not recorded as Property, Plant and

Equipment on AWR’s consolidated balance sheet. Revenues for ASUS’s operations and maintenance contracts are recognized when services have been rendered to the U.S. government pursuant to the initial 50-year contract and additional contracts thereafter. Revenues from construction activities are recognized as performance obligations are satisfied. Performance obligations related to firm-fixed-price contracts are satisfied over time as ASUS’s performance typically creates or enhances an asset that the U.S. government controls. ASUS recognizes revenue on its firm-fixed-price contracts as performance obligations are satisfied and control of the promised good and/or service is transferred to the U.S. government by measuring the progress toward complete satisfaction of the performance obligation(s) using an input method. Revenues for construction activities are recognized over time, with progress toward completion measured based on the input method using costs incurred relative to the total estimated costs (cost-to-cost method). Due to the nature of these construction projects, ASUS has determined the cost-to-cost input measurement to be the best method to measure progress towards satisfying its construction contract performance obligations, as compared to using an output measurement such as units produced. Changes in job performance, job conditions, change orders and estimated profitability, including those arising from any contract penalty provisions, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Unbilled receivables from the U.S. government represent amounts to be billed for construction work completed and/or for services rendered pursuant to the initial 50-year contract and additional contracts with the U.S government, which are not presently billable but which will be billed under the terms of the contracts.
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
As regulated utilities, GSWC and BVES treat certain temporary differences as flowed-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flowed-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flowed-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVES were not required to account for their income taxes as regulated enterprises. As of December 31, 2024, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers’ accounting for pensions and post-retirement benefits other than pensions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves. A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense. To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan’s assets was 6.00% and 5.75% for 2024 and 2023, respectively.
For the pension plan obligation, Registrant increased the discount rate to 5.70% as of December 31, 2024 from 5.16% as of December 31, 2023 to reflect market interest-rate conditions at December 31, 2024. A hypothetical 25-basis point decrease in the assumed discount rate would have decreased total net periodic pension expense for 2024 by approximately $0.1 million, which includes an increase in service cost that was more than offset by the decrease in interest cost, and would have increased the projected benefit obligation and accumulated benefit obligation at December 31, 2024 by a total of $5.5 million.  A 25-basis point decrease in the long-term return on pension-plan-asset assumption would have increased 2024 pension cost by approximately $0.5 million.
In addition, changes in the fair value of plan assets will impact future pension cost and the Plan’s funded status.  Changes in market conditions can affect the value of plan assets held to fund future long-term pension benefits. Any reductions in the value of plan assets will result in increased future expense, a decrease in the overfunded position, and increase the required future contributions.

The CPUC has authorized GSWC and BVES to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs. As of December 31, 2024, GSWC has a $1.7 million over-collection in its two-way pension balancing account for the general office and water regions. As of December 31, 2024, BVES has an insignificant balance in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations. In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2025, the pension contribution is expected to be approximately $3.4 million. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts. Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $805.8 million was available for GSWC to pay dividends to AWR on December 31, 2024. Approximately $102.1 million was available for BVES to pay dividends to AWR as of December 31, 2024. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During 2024, AWR sold 1,145,219 Common Shares through this ATM offering program and raised proceeds of $89.5 million, net of $1.4 million in commissions paid under the terms of the Equity Distribution Agreement. As of December 31, 2024, approximately $109.1 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. The credit agreements provide AWR and GSWC unsecured revolving credit facilities with current borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under the new credit facilities were $120.0 million and $124.0 million, respectively, as of December 31, 2024. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility as of December 31, 2024 have been classified as current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.
GSWC expects to issue long-term debt and/or equity in 2025 to facilitate the pay-off of its credit facility. Under the current financing application authorized by the CPUC, GSWC does not have any remaining funds available for the issuance of long-term financing. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A proposed decision has yet to be issued by the CPUC in GSWC’s new financing application as of the date of this filing. If an approval is not received soon, GSWC will file a request with the CPUC to extend its 24-month pay-off period past the June 2025 deadline while it awaits a final decision from the CPUC on its financing application that will enable GSWC to issue the necessary long-term financing to pay-off its borrowings under the credit facility.
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

On December 30, 2024, GSWC issued 2.7586 Common Shares to AWR for total proceeds of approximately $40.0 million. GSWC used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s extended pay-off period as approved by the CPUC was set to end on May 1, 2025. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new long-term debt and equity securities. As a result of receiving approval of the new financing application, on February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. As a result of refinancing the outstanding borrowings under the revolving credit facility with 5-year term notes, as of December 31, 2024 the outstanding balance under BVES’s credit facility of $45.0 million has been classified as a non-current liability in AWR’s Consolidated Balance Sheet. Furthermore, in September 2024, BVES issued eleven Common Shares to AWR for total proceeds of $22.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES will consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, BVES has $88.0 million remaining available that provides for the issuance and sale of additional long-term debt and equity securities, which are expected to be used over the next 2-5 years to pay down outstanding borrowings under the respective credit facilities and support its operations. As previously discussed, GSWC awaits a final decision from the CPUC on its new financing application that would provide authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million expected to be used over the next 1-5 years.
Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 4, 2025, AWR’s Board of Directors approved a first quarter dividend of $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on March 3, 2025 to shareholders of record at the close of business on February 18, 2025. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 70 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.8% over the last five years through 2024 and has achieved a 10-year CAGR of 8.0% in its calendar year dividend payments through 2024. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $198.7 million for 2024 as compared to $67.7 million for 2023. The increase in operating cash flow was largely due to the implementation of new CPUC-approved billed water rates and surcharges at GSWC during the second-half of 2023 as a result of receiving the final CPUC decision in June 2023 on in the previous water general rate case proceeding. With the delay in receiving the water general rate case decision at the time, billed water revenues in 2023 through July 30, 2023 were based on 2021 adopted rates pending a final CPUC decision, while operating expenses continued to rise primarily due to inflation and increasing costs in complying with water quality regulations. GSWC filed for the implementation of the CPUC-approved rate increases that went into effect in July 2023. GSWC also filed for the recovery of retroactive rate amounts accumulated through July 30, 2023 related to the CPUC approved rate increases for 2022 and 2023. Surcharges were implemented in October 2023 to recover the cumulative retroactive rate differences over 36-months. Furthermore, in March 2024, as a result of the Extended Arrearage Program, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. There were no similar relief funds received during 2023. Finally, a 4.5% increase in billed water consumption also contributed to the increase in operating cash flows.
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
Cash Flows from Investing Activities:
Net cash used in investing activities was $232.8 million for the year ended December 31, 2024 as compared to $188.8 million in 2023, which is mostly related to capital expenditures at the regulated utilities that are consistent with capital budgets approved in the general rate case proceedings. AWR invests capital to provide essential services to its regulated customer base, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
During 2025, the regulated utilities’ company-funded capital expenditures are estimated to be approximately $170 – $210 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to financial institutions, (iii) the proceeds from unsecured new or existing revolving credit facilities for AWR, GSWC and BVES, and (iv) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s new credit facility is used to support AWR (parent) and its contracted services subsidiary, and borrowings on GSWC’s and BVES’s credit facilities are used to fund GSWC and BVES capital programs, respectively, until long-term financing is arranged. AWR may also from time to time make equity contributions to GSWC and BVES. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.

Net cash provided by financing activities was $46.6 million for the year ended December 31, 2024 as compared to cash provided of $129.2 million for 2023. The decrease in cash provided by financing activities in 2024 was due primarily to a decrease in total new borrowings required in 2024 as compared to 2023 due, in large part, to an increase in cash flows from operating activities. In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and used the proceeds to pay down the majority of its outstanding intercompany borrowings from AWR at that time, which in turn used the proceeds to pay down outstanding borrowings under its credit facility. In June 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes. The proceeds from the private placement notes were used by GSWC for general corporate purposes including the repayment of outstanding borrowings under its credit facility and the support of its operations and capital expenditures. During the year ended December 31, 2024, AWR had net payments on its credit facilities of $44.5 million, while during the year ended December 31, 2023, AWR had net borrowings on its credit facilities of $54.6 million. Credit facilities have been used to support operations and capital expenditures. In addition, during 2024, AWR sold 1,145,219 Common Shares through its ATM offering program and raised proceeds of $89.5 million, net of $1.4 million in commissions paid under the terms of the Equity Distribution Agreement.
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
The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its credit facility will be required to be paid-off in full within a 24-month period after which GSWC may continue to borrow under its facility. GSWC’s next pay-off period ends in June 2025. On December 30, 2024, GSWC issued 2.7586 Common Shares to AWR for total proceeds of approximately $40.0 million. After this issuance, under the current financing application authorized by the CPUC, GSWC has no remaining authorized funds that provides for long-term financing. On January 22, 2024, GSWC filed a new financing application with the CPUC, pending approval, that requests the authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A proposed decision has yet to be issued by the CPUC in GSWC’s new financing application as of the date of this filing. If an approval is not received soon, GSWC will file a request with the CPUC to extend its 24-month pay-off period past the June 2025 deadline while it awaits a final decision from the CPUC on its new financing application that will enable GSWC to issue the necessary long-term financing to pay-off its borrowings under the credit facility.
GSWC also receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years. Utility plant funded by advances and contributions is excluded from rate base. GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $158.6 million for the year ended December 31, 2024 as compared to $54.3 million for 2023. The increase in operating cash flow was largely due to the implementation of new CPUC-approved billed water rates and surcharges during the second-half of 2023 as a result of receiving the final water general rate case decision in June 2023. Also, in March 2024, as a result of the Extended Arrearage Program, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic, with no similar relief funds received during 2023. The increase in cash flow was also due to a 4.5% increase in billed water consumption and the timing of vendor payments. These increases in operating cash flows were partially offset by differences in the timing of income tax payments between two periods. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.

Cash Flows from Investing Activities:
Net cash used in investing activities was $198.8 million for the year ended December 31, 2024 as compared to $162.2 million for 2023, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $48.3 million for the year ended December 31, 2024 as compared to $110.6 million for 2023.  The decrease in net cash provided by financing activities in 2024 was due primarily to a decrease in total new borrowings required to support water operations and capital expenditures program at GSWC as a result of an increase in cash flows from operating activities.
In January 2023, GSWC issued $130.0 million of unsecured notes in a private placement and $10.0 million of equity to AWR. GSWC used the proceeds from both issuances to pay-off all of its outstanding intercompany borrowings from AWR at that time. In June 2023, GSWC executed its own separate credit agreement that it began using to support its water operations and capital expenditures program. On June 5, 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes and used the proceeds for general corporate purposes including the repayment of a portion of the outstanding borrowings under its credit facility and support of its operations and capital expenditures. In addition, in December 2024, GSWC issued approximately $40.0 million of equity to AWR. Finally, GSWC paid $35.1 million in dividends to AWR during 2024 as compared to $55.4 million during 2023.

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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2024. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our initial 50-year, firm-fixed-price contract and additional firm-fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below. Registrant believes that it will be able to refinance debt instruments at their maturity through public issuance or private placement of debt or equity. Annual payments to service debt are generally made from cash flows from operations.

	Payments/Commitments Due (1)
($ in thousands)	Total	Less than 1 Year
Notes/Debentures (2)	$187,000	$—
Private Placement Notes (3)	445,000	—
Tax-Exempt Obligations (4)	9,537	143
Other Debt Instruments (5)	2,356	242
Total AWR Long-Term Debt	$643,893	$385

Credit Facilities (6)	$289,000	$124,000
Interest on Long-Term Debt (7)	255,609	32,153
Advances for Construction (8)	73,525	3,714
Renewable Energy Credit Agreements (9)	8,948	335
Purchased Power Contracts (10)	41,116	3,736
Capital Expenditures (11)	96,623	90,240
Water Purchase Agreements (12)	2,294	459
Operating Leases (13)	9,285	2,422
Employer Contributions (14)	3,400	3,400
SUB-TOTAL	779,800	260,459

Other Commitments (15)	11,655	—

TOTAL	$1,435,348	$260,844

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) Consists of GSWC senior private placement notes of $410.0 million and BVES unsecured private placement notes of $35.0 million, totaling $445.0 million issued to various banks and financial institutions. GSWC's most recent private placement notes include $130.0 million issued in January 2023 and $65.0 million issued in June 2024. Under the terms of each of the senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. BVES amended its term loan agreement related to the unsecured private placement notes, where effective December 19, 2024 and through the end of 2025, BVES must maintain a minimum interest coverage ratio of 3.0 times its interest expense, and 4.5 times its interest expense thereafter. BVES is also required to maintain a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. GSWC and BVES were in compliance with all of its covenant provisions as of December 31, 2024.  GSWC and BVES do not currently have any outstanding mortgages or other liens on indebtedness on its properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $1.8 million of obligations with respect to GSWC’s 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.
(5) Consists of the outstanding debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova District.
(6) Credit facilities consists of (i) a $165.0 million revolving credit facility under AWR, of which $120.0 million was outstanding as of December 31, 2024; (ii) a $200.0 million revolving credit facility under GSWC, of which $124.0 million was outstanding as of December 31, 2024; and (iii) a $65.0 million revolving credit facility under BVES, of which $45.0 million was outstanding as of December 31, 2024, and which was refinanced on February 12, 2025 with the issuance of long-term financing consisting of unsecured private-placement notes due on February 12, 2030.
(7) Consists of expected interest expense payments based on the assumption that GSWC’s long-term debt remains outstanding until maturity.
(8) Advances for construction represent contract refunds mostly from GSWC to developers for the cost of water systems paid for by the developers. The advances are generally refundable in equal annual installments over 40-year periods.
(9) Consists of agreements executed by BVES to purchase renewable energy credits through 2035. These renewable energy credits are used to meet California’s renewables portfolio standard.
(10) Consists of BVES fixed-cost purchased power contract executed in July 2023 with Shell Energy North America (US), L.P.
(11) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVES as of December 31, 2024.
(12) Water purchase agreements consist of (i) a remaining amount of $1.1 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.2 million of other water purchase commitments with other third parties, which expire between 2025 through 2038.
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
(15) Other commitments consist primarily of (i) $10.8 million in asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) irrevocable letters of credit in the amount of $0.9 million for the deductible in Registrant’s business automobile insurance policies; and (iii) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR’s revolving credit facility.
Information comparing the liquidity and capital resources for fiscal years 2023 and 2022 can be found under Item 7, Management’s Discussion and Analysis under the heading “Liquidity and Capital Resources” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC.
BVES Power-Supply Arrangements
BVES purchases power pursuant to purchase power contracts approved by the CPUC. Prior to 2023, BVES had entered into purchase power contracts with three- and five-year terms depending on the amount of power and the period during which the power is purchased under the contracts. These remaining contracts expired in 2024. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 to replace the expired contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. BVES is pursuing short- and long-term renewable energy contracts to replace any power purchase agreements that have expired in addition to satisfying its requirements related to its resource portfolio for the next compliance period (2025-2027) and beyond. The average price per MWh, including fixed costs, decreased to $71.89 per MWh in 2024 from $79.80 per MWh in 2023. BVES has an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.

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
As of December 31, 2024, GSWC and BVES have unconditional purchase obligations for capital projects of approximately $96.6 million.  During the years ended December 31, 2024, 2023 and 2022, GSWC and BVES had capital expenditures of $244.0 million, $182.7 million and $174.3 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2024, 2023 and 2022, capital expenditures funded by developers were $8.5 million, $7.0 million and $6.9 million, respectively. During 2025, the water and electric segments’ company-funded capital expenditures are estimated to be approximately $170 - 210 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues. These amounts include approximately $9.1 million estimated to be spent by BVES on wildfire mitigation projects.
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

Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for ASUS’s subsidiaries in fiscal 2025.

Military Base (1)	EPA period	Filing Date
Fort Bliss (FBWS)	October 2025 - September 2026	Third Quarter 2025
Fort Gregg-Adams (ODUS)	February 2025 - January 2026	Fourth Quarter 2024
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2025 - March 2026	First Quarter of 2025
Joint Base Andrews (TUS)	February 2025 - January 2026	Fourth Quarter 2024
Fort Jackson (PSUS)	February 2025 - January 2026	Fourth Quarter 2024
Fort Liberty (ONUS)	March 2025 - February 2026	First Quarter 2025
Eglin Air Force Base (ECUS)	June 2025 - May 2026	Second Quarter 2025
Fort Riley (FRUS)	July 2025 - June 2026	Second Quarter 2025
Joint Base Cape Cod (BSUS)	April 2025 - March 2026	First Quarter 2025
Naval Air Station Patuxent River (PRUS)	April 2025 - March 2026	First Quarter 2025
(1) Names of military bases are as of December 31, 2024.
Regulatory Matters
A discussion on various regulatory matters is included in the section titled “Overview” in this Form 10-K’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The discussion below focuses on other regulatory matters and developments.
Certificates of Public Convenience and Necessity
GSWC and BVES hold Certificates of Public Convenience and Necessity (“CPCN”) granted by the CPUC in each of the ratemaking areas they serve. ASUS subsidiaries are regulated, if applicable, by the state in which it primarily conducts water and/or wastewater operations. FBWS holds a CPCN from the Public Utilities Commission of Texas. The Virginia State Corporation Commission exercises jurisdiction over ODUS as a public service company. The Maryland Public Service Commission approved the right of TUS to operate as a water and wastewater utility at Joint Base Andrews, Maryland, and may exercise its jurisdiction over the water and wastewater utility operation at Naval Air Station Patuxent River, Maryland. The South Carolina Public Service Commission exercises jurisdiction over PSUS as a public service company. ONUS is regulated by the North Carolina Public Service Commission. ECUS, FRUS and BSUS are not subject to regulation by their respective states’ utility commissions.
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

General Rate Cases and Other Regulatory Matters
Water Segment
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. Water revenues billed to customers for the year ended December 31, 2024 were based on 2024 adopted rates. However, due to a delay in receiving a final decision on GSWC’s water general rate application that determined new water rates for 2022 and 2023, retroactive to January 1, 2022 and January 1, 2023, GSWC recorded the cumulative retroactive rate differences to CPUC-authorized general rate case memorandum accounts recognized as regulatory assets, which through December 31, 2024 totaled $37.7 million. In October 2023, GSWC also filed for the recovery of all retroactive amounts for 2022 and 2023 accumulated up to the effective date of the new 2023 rates, July 30, 2023, with surcharges implemented in October 2023.
Water General Rate Case for the years 2025–2027:
On August 14, 2023, GSWC filed a general rate case application for all its water regions and the general office. This general rate case will determine new water rates for the years 2025 – 2027. On July 12, 2024, GSWC and Cal Advocates of the CPUC filed a joint motion to adopt a settlement agreement between GSWC and Cal Advocates in connection with the water utility general rate case. On January 30, 2025, the CPUC adopted a decision approving the settlement agreement and establishing new rates retroactive to January 1, 2025. GSWC filed an advice letter on January 31, 2025 to implement new rates effective February 1, 2025. GSWC had filed with the CPUC to establish memorandum accounts to track interim rates, which made the new 2025 rates retroactive to January 1, 2025.
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
On June 30, 2023, GSWC filed an advice letter to establish the WCCM for 2023, which was approved by the CPUC and increased the 8.85% adopted return on equity in the decision to 9.36% effective July 31, 2023. Additionally, on October 12, 2023, GSWC filed an advice letter to establish the WCCM for 2024, which has been approved by the CPUC, and increased GSWC’s 9.36% adopted return on equity to 10.06% effective January 1, 2024.
2024-2025 COC Application:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. After receiving an extension in February 2024, GSWC’s next cost of capital application was scheduled to be filed on May 1, 2025 effective for the years 2026 - 2028. On January 14, 2025, the CPUC approved a request to defer the cost of capital application by another year. In December 2024, GSWC, along with three other investor-owned California water utilities, requested a further extension of the date by which each of them must file their cost of capital applications. The CPUC’s approval postponed this filing date by one year until May 1, 2026, with a corresponding effective date of January 1, 2027. The CPUC also approved the joint parties’ request to leave the current WCCM in place through the one-year deferral period. GSWC’s current authorized rate of return on rate base is 7.93%, based on its weighted cost of capital, which will continue in effect through December 31, 2026. The 7.93% return on rate base includes a return on equity of 10.06%, an embedded cost of debt of 5.1%, and a capital structure with 57% equity and 43% debt.
San Juan Oaks Mutual Acquisition:
In August 2023, GSWC entered into an agreement to purchase the water and wastewater system assets from San Juan Oaks Mutual Water Company in San Benito County, California. The new master-planned community, known as San Juan Oaks, will serve up to an estimated 1,300 customers once the community is built as planned. The transaction is subject to CPUC approval. In December 2023, GSWC filed an application to establish the new service area and to set water and sewer rates for the San Juan Oaks service area in San Benito County, California. On December 5, 2024, the CPUC approved a final decision granting GSWC’s CPCN and establishing rates for water and sewer service.

Electric Segment
Recent Changes in Rates:
On August 30, 2022, BVES filed a new general rate case application with the CPUC to determine new rates for the years 2023–2026. Electric revenues billed to customers for 2024 and 2023 were based on 2022 adopted rates and remained in effect until finalization of the pending general rate case application. On December 15, 2022, the CPUC approved a decision for BVES to establish a general rate case memorandum account that makes the new 2023 rates effective and retroactive to January 1, 2023. On January 16, 2025, the CPUC adopted a final decision in connection with the pending general rate case proceeding that adopts the settlement agreement in its entirety and will determine new electric rates for the years 2023 - 2026. The new rates will be effective and retroactive to January 1, 2023 and are expected to go into effect on March 1, 2025. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases for the full year of 2024 have been reflected in the 2024 fourth quarter results.
Vegetation Management, Wildfire Mitigation Plans and Legislation:
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. On January 16, 2025, the CPUC issued a final decision in the electric general rate case, which set new rates through the year 2026. Costs related to vegetation management, such as costs for increased minimum clearances around electric power lines, have been included in the revenue requirement for the years 2023 through 2026. Among other things, the decision authorizes BVES to record incremental costs related to vegetation management in a CPUC-approved balancing account for future recovery up to a capped amount. In addition, the decision approves BVES’s recovery of vegetation management costs incurred and recorded prior to 2023 through a surcharge. As of December 31, 2024, BVES has approximately $9.9 million in incremental vegetation management costs recorded as a regulatory asset.
California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In the fourth quarter of 2024, OEIS approved BVES’s 2025 WMP Update to its 2023-2025 WMP, which was ratified by the CPUC on January 16, 2025. The general rate case decision approved by the CPUC on January 16, 2025 also included costs related to BVES’s WMP in BVES’s revenue requirement. Furthermore, the decision allows for continued tracking of incremental costs related to wildfire mitigation activities through WMP memorandum accounts. As of December 31, 2024, BVES recorded approximately $4.8 million as regulatory assets related to expenses accumulated in its WMP memorandum accounts for future recovery.
Additionally, the governor of California approved AB 1054 in July 2019 that, among other things, changed the burden of proof applicable in CPUC proceedings for an electric utility with a valid safety certification seeking to recover wildfire costs. Previously, an electric utility seeking to recover costs had the burden to prove that it acted reasonably. Under AB 1054, if an electric utility has a valid safety certification, it will be presumed to have acted reasonably unless a party to the relevant proceeding creates a “serious doubt” as to the reasonableness of the utility’s conduct. In December 2024, OEIS issued a renewal of the safety certification for BVES for 12 months.
For more information regarding significant regulatory matters, see Note 3 of “Notes to Financial Statements” included in Part II, Item 8, in Financial Statements and Supplementary Data.
Environmental Matters
AWR’s subsidiaries are subject to stringent environmental regulations. GSWC and ASUS are required to comply with the safe drinking water standards established by the U.S. EPA. GSWC is also required to comply with the safe drinking water standards by the Division of Drinking Water (“DDW”), under the SWRCB. The DDW, acting on behalf of the U.S. EPA, administers the U.S. EPA’s program in California. Similarly, ASUS is required to comply with the drinking water standards that are administered by the relevant state agencies in the states in which it operates. The U.S. EPA regulates contaminants that may have adverse health effects that are known or likely to occur at levels of public health concern, and the regulation of which will provide a meaningful opportunity for health risk reduction.
GSWC and ASUS currently test their water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act. They work proactively with third parties and governmental agencies to address issues relating to known contamination threatening their water sources. They also incur operating costs for testing to determine the levels, if any, of the constituents in its sources of supply, and additional expenses to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, and consumer expectations. Both GSWC and ASUS will see increased operating costs to meet newly established and future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. The request for equitable adjustment process and capital funding request mechanism provide ASUS with the opportunity to recover prudently incurred operating costs and capital investment requirement in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and the U.S. government.
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
Drinking Water Maximum Contaminant Levels
On April 10, 2024, the U.S. EPA announced the final regulations that established maximum contaminant levels (“MCLs”) for six PFAS compounds in drinking water. The regulation established MCLs for PFOA, PFOS, and several other contaminants with individual MCLs that range from 4 ppt to 10 ppt. In addition, the regulation established MCL for PFAS mixtures containing at least two of certain of the regulated PFAS compounds for the combined and co-occurring levels of PFAS in drinking water. The final rule requires public water systems to implement PFAS monitoring and reporting within three years (2027), and where exceedances are identified, to implement solutions within five years (2029) to reduce PFAS levels to below the MCLs.
Currently, there are more than 45 sources at GSWC and 7 sources at ASUS that have exceeded one or more of the PFAS MCLs. These new MCLs will increase capital investments and operations and maintenance expenses over the next five years. In addition, due to the volatility of the supply chain and demand for PFAS treatment components, both the capital investments and operations and maintenance expenses are likely to further increase. The CPUC has authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
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
Designation of PFOA and PFOS as CERCLA Hazardous Substances
On May 8, 2024, the U.S. EPA issued a final rule to designate PFOA and PFOS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). This designation is expected to increase GSWC’s and ASUS’s water treatment and disposal costs. The CPUC has authorized GSWC to track incurred incremental expenses as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.

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
As of December 31, 2024, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2024, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment, and site closure related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
Lead and Copper Rule Revisions
On October 30, 2024, the U.S. EPA published its final Lead and Copper Rule Improvements. The rule went into effect on December 30, 2024. The rule sets a 10-year requirement for replacing lead service lines in drinking water systems, changes sampling requirements and reduces the lead action level from 15 parts per billion to 10 parts per billion. Although no lead service lines have been found yet in GSWC and ASUS and their customer service lines, the changes in this regulation are expected to increase expenses related to sampling, public education, and lead service line field verification activities. The CPUC has authorized GSWC to track any incremental expenses and carrying costs on capital investments incurred by GSWC as a result of the Lead and Copper Rule revisions in a memorandum account to be filed with the CPUC for future recovery.
Matters Relating to Military Base Contracts
Each of the ASUS’s subsidiaries is responsible for testing the water and wastewater systems on the military bases on which it operates in accordance with applicable federal, state and local requirements.
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
Both GSWC and BVES have security systems and infrastructure in place intended to prevent unlawful intrusion, service disruption and cyberattacks.  GSWC and BVES utilize a variety of physical security measures to protect their facilities.  These measures consider advances in security and emergency preparedness technology and relevant industry developments in developing their respective capital improvement plans, and both intend to seek approval of the CPUC to recover any additional costs that either may incur in enhancing the security, reliability and resiliency of their utility systems.
On October 23, 2018, America’s Water Infrastructure Act became law. GSWC must now conduct additional risk and resilience assessments and develop emergency response plans for each of its water systems. These assessments and plans include natural hazards as well as malevolent acts. The first such assessments were completed in 2020. They will be reviewed and must be resubmitted every five years.
ASUS’s subsidiaries operate facilities within the boundaries of military bases, which provide limited access to the general public.  To further enhance security, in prior years, certain upgrades, such as key card requirements at all access points and security camera systems, were completed at military bases through contract modifications funded by the U.S. government.
Registrant has evaluated its cybersecurity systems and continues to address identified areas of improvement with respect to U.S. government regulations regarding cybersecurity of government contractors. These improvements include the physical security at all of the office and employee facilities it operates.

Despite its efforts, Registrant cannot guarantee that intrusions, cybersecurity incident or other attacks will not cause water, wastewater or electric system problems, disrupt service to customers, compromise important data or systems or result in unintended release of customer or employee information.
Water Supply
GSWC
During 2024, GSWC delivered approximately 56.7 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 357 acre-feet per day or 116 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons). Approximately 57% of GSWC’s supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from MWD member agencies and regional water suppliers (roughly 40% of total demand) and with authorized diversions from rivers (roughly 3%) under agreements with the United States Bureau of Reclamation and the Sacramento Municipal Utility District. GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
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
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $2.3 million as of December 31, 2024.  Included in the $2.3 million is a remaining commitment of $1.1 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for ten additional years. The remaining $1.2 million is for commitments for purchased water with other third parties, which expire through 2038.
Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area. For example, GSWC has contracts with various governmental entities and other parties to purchase water through a total of 59 connections for distribution to customers, in addition to numerous emergency connections. MWD is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies. There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority. GSWC has 45 connections to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 42,708 acre-feet annually. MWD sources its supplies from Northern California via the State Water Project and the Colorado River through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements.
MWD currently has supply levels of 1.3 million acre-feet (“MAF”) with annual demands of approximately 1.4 MAF resulting in a supply gap of approximately 100 thousand acre feet. MWD also has a record level of 3.8 MAF of water in storage at the end of 2024. MWD has available access to store more than 1.6 MAF of water in Lake Mead as part of an intentionally created surplus program developed under a 2007 Interim Shortage agreement and is available for use during dry years. Currently, 1.6 MAF is stored as Intentionally Created Surplus credit.
Drought Impact
The California Legislature passed two bills in 2018 that provide a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will be required to meet by the year 2040 with interim milestones, as revised by the recent Conservation Regulation described below. A key milestone is the establishment of an indoor water use standard of 55 gallons per capita per day (“gpcd”) until 2025. As of January 1, 2025 the standard was dropped to 47 gpcd per legislation signed by the governor of California into law in September 2022. The indoor standard will now set at 47 gpcd will be reduced to 42 gpcd in 2030. The California SWRCB approved the Conservation Regulation referred to as “To Make Conservation a California Way of Life” on July 3, 2024 and became effective on January 1, 2025. Each Urban Water Supplier will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.

Water year 2024-25 (“WY2025”) began on October 1, 2024 with the State’s major reservoirs currently at above average capacity with Lake Oroville at 74% of capacity and Lake Shasta at 77% capacity. The State Water Project allocation for WY2025 was initially set at 5% in early December and was increased to 20% on January 28, 2025 with good early precipitation in northern California. The new water year has begun with good conditions but has progressively become drier statewide and as of February 11, 2025, the U.S. Drought Monitor reported that 21% of California was in extreme drought with 35% identified as “severe drought” as compared to a year ago when 0% was in “moderate drought” and 7% was listed as “abnormally dry.”
Prolonged drought conditions continue on the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Lake Powell and Lake Mead are at 36 and 34 percent capacity as of January 21, 2025, which is comparable to the same approximate value a year ago. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). On October 1, 2024, a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” was put in place by Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District of Southern California, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. In 2026, operational agreements on how the Colorado River is managed will expire. The Bureau is working with both the upper and lower states on a revised set of agreements and a draft is expected in early 2025. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt consisting of notes and debentures. A market risk related to our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2024, the fair value of Registrant’s long-term debt was $608.2 million. A hypothetical ten percent change in market interest rates would result in an increase or decrease of approximately $21.4 million in the fair value of Registrant’s long-term debt.
Registrant is also exposed to risks resulting from changes in interest rates as a result of its issuances of short-term debt through unsecured revolving credit facilities. At December 31, 2024, Registrant had outstanding consolidated borrowings under its credit facilities of $289.0 million that are exposed to variable short-term interest rate risk. The impact of a 100-basis point change in interest rates on pretax income is approximately $2.9 million as of December 31, 2024.
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
BVES has entered into long-term fixed price contracts to purchase power over three and five-year terms. These long-term contracts expired during the fourth quarter of 2024 and were subject to the accounting guidance for derivatives and required mark-to-market derivative accounting. In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and RECs as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 to replace the existing expiring contracts. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2024, the fair value of the derivative liability was $8.8 million for the purchase power contract, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of changes in common shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
Accounting for the Effects of Regulatory Matters
As described in Notes 1 and 3 to the consolidated financial statements, in accordance with accounting principles for rate-regulated enterprises, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Under such accounting guidance, rate-regulated entities defer costs and credits as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. As of December 31, 2024, there were $149.8 million of regulatory assets and $95.1 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, settlement of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i) evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities, based on the provisions and formulas outlined in rate orders and other regulatory proceedings and correspondence, as well as application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 19, 2025
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the "Company") as of December 31, 2024 and 2023, and the related statements of income, of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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
Accounting for the Effects of Regulatory Matters
As described in Notes 1 and 3 to the financial statements, in accordance with accounting principles for rate-regulated enterprises, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Under such accounting guidance, rate-regulated entities defer costs and credits as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. As of December 31, 2024, there were $107.6 million of regulatory assets and $89.5 million of regulatory liabilities.
The principal considerations for our determination that performing procedures relating to accounting for the effects of regulatory matters is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and settlement of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of regulatory proceedings, including controls over the probability of recovery of regulatory assets, settlement of regulatory liabilities, and the related accounting and disclosure impacts. These procedures also included, among others (i)

evaluating the reasonableness of management’s assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities and (ii) testing, on a sample basis, regulatory assets and regulatory liabilities, based on the provisions and formulas outlined in rate orders and other regulatory proceedings and correspondence, as well as application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 19, 2025

We have served as the Company’s auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$2,227,311	$2,082,927
Electric	171,127	156,471
Total	2,398,438	2,239,398
Non-regulated utility property, at cost	44,457	40,223
Total utility plant, at cost	2,442,895	2,279,621
Less — accumulated depreciation	(648,199)	(624,472)
	1,794,696	1,655,149
Construction work in progress	304,929	237,131
Net utility plant	2,099,625	1,892,280

Other Property and Investments	50,418	42,932
	50,418	42,932

Current Assets
Cash and cash equivalents	26,661	14,073
Accounts receivable — customers, less allowance for doubtful accounts	37,699	34,250
Unbilled receivable (Note 2)	28,446	23,516
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	41,000	49,306
Other accounts receivable, less allowance for doubtful accounts	6,415	6,340
Income taxes receivable	65	52
Materials and supplies	15,140	17,574
Regulatory assets — current	50,504	45,144
Prepayments and other current assets	7,286	5,767
Contract assets (Note 2)	20,130	9,956
Total current assets	233,346	205,978

Other Assets
Unbilled revenue — receivable from U.S. government (Note 2)	3,423	4,886
Receivable from U.S. government (Note 2)	35,486	42,183
Contract assets (Note 2)	1,518	4,422
Operating lease right-of-use assets	8,028	7,982
Regulatory assets	27,101	25,585
Other	41,264	19,874
Total other assets	116,820	104,932
Total Assets	$2,500,209	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$920,051	$776,109
Long-term debt	640,382	575,555
Total capitalization	1,560,433	1,351,664

Current Liabilities
Notes payable to banks	124,000	42,000
Long-term debt — current	385	353
Accounts payable	88,591	68,705
Income taxes payable	481	492
Accrued other taxes	16,694	14,654
Accrued employee expenses	15,523	14,738
Accrued interest	8,133	8,607
Contract liabilities (Note 2)	5,662	1,352
Operating lease liabilities	2,074	1,856
Purchase power contract derivative at fair value (Note 5)	8,823	2,360
Other	15,159	11,506
Total current liabilities	285,525	166,623

Other Credits
Notes payable to banks	165,000	291,500
Advances for construction	69,856	67,431
Contributions in aid of construction — net	160,306	151,414
Deferred income taxes	180,173	161,577
Regulatory liabilities	22,926	1,222
Unamortized investment tax credits	942	1,011
Accrued pension and other post-retirement benefits	33,816	32,652
Operating lease liabilities	6,394	6,619
Other	14,838	14,409
Total other credits	654,251	727,835

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,500,209	$2,246,122

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2024	2023
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 38,151,027 shares in 2024 and 36,980,612 shares in 2023	$355,143	$263,179
Retained earnings	564,908	512,930
	920,051	776,109

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
4.548% notes due 2032	17,500	17,500
4.949% notes due 2037	17,500	17,500
5.12% notes due 2033	100,000	100,000
5.22% notes due 2038	30,000	30,000
5.50% notes due 2027	65,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	1,807	1,729
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,356	2,588
	643,893	579,047
Less: Current maturities	(385)	(353)
Debt issuance costs	(3,126)	(3,139)
	640,382	575,555
Total Capitalization	$1,560,433	$1,351,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Operating Revenues
Water	$417,410	$433,473	$340,602
Electric	51,645	41,832	39,986
Contracted services	126,404	120,394	110,940
Total operating revenues	595,459	595,699	491,528

Operating Expenses
Water purchased	74,274	72,864	75,939
Power purchased for pumping	15,025	12,829	11,861
Groundwater production assessment	24,145	20,850	19,071
Power purchased for resale	11,630	13,275	15,039
Supply cost balancing accounts	(1,894)	12,118	(12,000)
Other operation	41,318	40,271	38,095
Administrative and general	100,941	88,273	86,190
Depreciation and amortization	43,647	42,403	41,315
Maintenance	20,255	14,218	13,392
Property and other taxes	27,091	24,046	22,894
ASUS construction	54,544	57,912	53,171
Gain on sale of assets	—	(100)	(75)
Total operating expenses	410,976	398,959	364,892

Operating Income	184,483	196,740	126,636

Other Income and Expenses
Interest expense	(50,382)	(42,762)	(27,027)
Interest income	7,874	7,416	2,326
Other, net	7,466	5,126	125
Total other income and expenses	(35,042)	(30,220)	(24,576)

Income before income tax expense	149,441	166,520	102,060

Income tax expense	30,173	41,599	23,664

Net Income	$119,268	$124,921	$78,396

Weighted Average Number of Shares Outstanding	37,464	36,976	36,955
Basic Earnings Per Common Share	$3.17	$3.37	$2.12

Weighted Average Number of Diluted Shares	37,583	37,077	37,039
Fully Diluted Earnings Per Share	$3.17	$3.36	$2.11

Dividends Paid Per Common Share	$1.791	$1.655	$1.525

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2021	36,936	$258,442	$427,505	$685,947
Add:
Net income			78,396	78,396
Issuances of Common Shares under stock-based compensation plans	26	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,562		1,562
Dividend equivalent rights on stock-based awards not paid in cash		154		154
Deduct:
Dividends on Common Shares			56,356	56,356
Dividend equivalent rights on stock-based awards not paid in cash			154	154
Balances at December 31, 2022	36,962	260,158	449,391	709,549
Add:
Net income			124,921	124,921
Issuances of Common Shares under stock-based compensation plans	19	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,834		2,834
Dividend equivalent rights on stock-based awards not paid in cash		187		187
Deduct:
Dividends on Common Shares			61,195	61,195
Dividend equivalent rights on stock-based awards not paid in cash			187	187
Balances at December 31, 2023	36,981	263,179	512,930	776,109
Add:
Net income			119,268	119,268
Issuance of Common Shares from an at-the-market program, net of issuance costs	1,145	88,661		88,661
Issuances of Common Shares under stock-based compensation plans	25	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		3,030		3,030
Dividend equivalent rights on stock-based awards not paid in cash		273		273
Deduct:
Dividends on Common Shares			67,017	67,017
Dividend equivalent rights on stock-based awards not paid in cash			273	273
Balances at December 31, 2024	38,151	$355,143	$564,908	$920,051

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$119,268	$124,921	$78,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,226	43,254	41,697
Provision for doubtful accounts	1,653	932	1,043
Deferred income taxes and investment tax credits	2,042	4,783	2,803
Stock-based compensation expense	3,744	3,298	2,571
(Gain) loss on investments held in a trust	(5,293)	(5,008)	5,177
Other — net	187	289	38
Changes in assets and liabilities:
Accounts receivable — customers	(5,110)	(6,632)	5,424
Unbilled receivable	(3,468)	(1,283)	9,699
Other accounts receivable	(369)	(2,241)	2,115
Receivables from the U.S. government	15,003	(6,033)	(5,638)
Materials and supplies	2,434	(2,951)	(2,460)
Prepayments and other assets	32	1,581	3,146
Contract assets	(7,270)	604	(5,395)
Regulatory assets/liabilities	18,487	(81,373)	(18,915)
Accounts payable	5,152	(10,862)	11,767
Income taxes receivable/payable	(24)	2,493	(6,479)
Contract liabilities	4,310	449	646
Accrued pension and other post-retirement benefits	(208)	1,046	(3,087)
Other liabilities	3,936	416	(4,749)
Net cash provided (used)	198,732	67,683	117,799
Cash Flows From Investing Activities:
Capital expenditures	(231,960)	(188,540)	(166,240)
Other investing activities	(820)	(224)	(862)
Net cash provided (used)	(232,780)	(188,764)	(167,102)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	88,814	—	—
Receipt of advances for and contributions in aid of construction	11,195	11,889	6,901
Refunds on advances for construction	(4,919)	(4,540)	(5,321)
Repayments of long-term debt	(370)	(334)	(377)
Proceeds from the issuance of long-term debt, net of issuance costs	64,569	129,665	34,789
Net changes in notes payable to banks	(44,500)	54,590	72,000
Dividends paid	(67,017)	(61,195)	(56,356)
Other	(1,136)	(918)	(1,299)
Net cash provided (used)	46,636	129,157	50,337
Net change in cash and cash equivalents	12,588	8,076	1,034
Cash and cash equivalents, beginning of year	14,073	5,997	4,963
Cash and cash equivalents, end of year	$26,661	$14,073	$5,997

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Assets

Utility Plant, at cost	$2,227,311	$2,082,927
Less — accumulated depreciation	(561,256)	(543,135)
	1,666,055	1,539,792
Construction work in progress	245,314	195,742
Net utility plant	1,911,369	1,735,534

Other Property and Investments	47,753	40,480
	47,753	40,480
Current Assets
Cash and cash equivalents	11,338	3,195
Accounts receivable — customers, less allowance for doubtful accounts	34,712	31,018
Unbilled receivable	19,417	17,185
Other accounts receivable, less allowance for doubtful accounts	3,122	4,301
Intercompany receivable	120	380
Income taxes receivable from Parent	3,253	222
Materials and supplies	7,543	7,380
Regulatory assets — current	41,099	44,007
Prepayments and other current assets	5,880	4,544
Total current assets	126,484	112,232

Other Assets
Operating lease right-of-use assets	7,981	7,796
Regulatory assets	—	2,944
Other	38,394	17,169
Total other assets	46,375	27,909
Total Assets	$2,131,981	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$805,833	$703,828
Long-term debt	605,547	540,738
Total capitalization	1,411,380	1,244,566

Current Liabilities
Notes payable to banks	124,000	—
Long-term debt — current	385	353
Accounts payable	70,896	55,488
Accrued other taxes	14,285	12,658
Accrued employee expenses	12,271	11,502
Accrued interest	7,438	7,508
Operating lease liabilities	2,036	1,725
Other	14,468	10,715
Total current liabilities	245,779	99,949

Other Credits
Notes payable to banks	—	150,000
Advances for construction	69,836	67,411
Contributions in aid of construction — net	160,306	151,414
Deferred income taxes	166,410	147,458
Regulatory liabilities	22,926	1,222
Unamortized investment tax credits	942	1,011
Accrued pension and other post-retirement benefits	33,351	32,309
Operating lease liabilities	6,394	6,568
Other	14,657	14,247
Total other credits	474,822	571,640

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,131,981	$1,916,155

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2024	2023
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 173.7586 shares in 2024 and 171.0000 shares in 2023	$413,797	$370,909
Retained earnings	392,036	332,919
	805,833	703,828

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
5.12% notes due 2033	100,000	100,000
5.22% notes due 2038	30,000	30,000
5.50% notes due 2027	65,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	1,807	1,729
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,356	2,588
	608,893	544,047
Less: Current maturities	(385)	(353)
Debt issuance costs	(2,961)	(2,956)
	605,547	540,738
Total Capitalization	$1,411,380	$1,244,566

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2024	2023	2022
Operating Revenues
Water	$417,410	$433,473	$340,602
Total operating revenues	417,410	433,473	340,602

Operating Expenses
Water purchased	74,274	72,864	75,939
Power purchased for pumping	15,025	12,829	11,861
Groundwater production assessment	24,145	20,850	19,071
Supply cost balancing accounts	(1,621)	13,839	(8,643)
Other operation	28,349	29,064	28,117
Administrative and general	64,510	59,313	58,358
Depreciation and amortization	37,187	35,886	34,805
Maintenance	9,788	9,906	9,559
Property and other taxes	22,233	19,845	19,080
Gain on sale of assets	—	(100)	—
Total operating expenses	273,890	274,296	248,147

Operating Income	143,520	159,177	92,455

Other Income and Expenses
Interest expense	(38,532)	(31,283)	(22,742)
Interest income	6,018	5,557	1,083
Other, net	6,326	4,946	(680)
Total other income and expenses	(26,188)	(20,780)	(22,339)

Income from operations before income tax expense	117,332	138,397	70,116

Income tax expense	22,869	35,689	16,346

Net Income	$94,463	$102,708	$53,770

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2021	170.0000	$356,530	$259,156	$615,686
Add:
Net income			53,770	53,770
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		1,450		1,450
Dividend equivalent rights on stock-based awards not paid in cash		143		143
Deduct:
Dividends on Common Shares			27,000	27,000
Dividend equivalent rights on stock-based awards not paid in cash			143	143
Balances at December 31, 2022	170.0000	358,123	285,783	643,906
Add:
Net income			102,708	102,708
Issuance of Common Share to Parent	1.0000	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,614		2,614
Dividend equivalent rights on stock-based awards not paid in cash		172		172
Deduct:
Dividends on Common Shares			55,400	55,400
Dividend equivalent rights on stock-based awards not paid in cash			172	172
Balances at December 31, 2023	171.0000	370,909	332,919	703,828
Add:
Net income			94,463	94,463
Issuance of Common Shares to Parent	2.7586	40,000		40,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,642		2,642
Dividend equivalent rights on stock-based awards not paid in cash		246		246
Deduct:
Dividends on Common Shares			35,100	35,100
Dividend equivalent rights on stock-based awards not paid in cash			246	246

Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$94,463	$102,708	$53,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,738	36,623	35,072
Provision for doubtful accounts	1,310	754	1,018
Deferred income taxes and investment tax credits	2,748	2,949	855
Stock-based compensation expense	3,279	2,994	2,269
(Gain) loss on investments held in a trust	(5,293)	(5,008)	5,177
Other — net	240	106	9
Changes in assets and liabilities:
Accounts receivable — customers	(5,004)	(6,321)	6,263
Unbilled receivable	(2,232)	(2,179)	5,519
Other accounts receivable	877	(1,484)	931
Materials and supplies	(163)	(1,260)	(736)
Prepayments and other assets	595	1,838	2,125
Regulatory assets/liabilities	24,386	(74,378)	(12,704)
Accounts payable	4,617	(5,420)	7,671
Intercompany receivable/payable	260	248	(805)
Income taxes receivable/payable from/to Parent	(3,031)	1,470	(4,664)
Accrued pension and other post-retirement benefits	(315)	979	(3,228)
Other liabilities	4,134	(278)	(4,034)
Net cash provided (used)	158,609	54,341	94,508

Cash Flows From Investing Activities:
Capital expenditures	(197,355)	(160,939)	(146,730)
Other investing activities	(1,423)	(1,215)	(1,001)
Net cash provided (used)	(198,778)	(162,154)	(147,731)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	40,000	10,000	—
Receipt of advances for and contributions in aid of construction	11,195	11,889	6,901
Refunds on advances for construction	(4,919)	(4,540)	(5,321)
Repayments of long-term debt	(370)	(334)	(377)
Proceeds from the issuance of long-term debt, net of issuance costs	64,569	129,665	—
Net changes in intercompany borrowings	—	(129,000)	80,000
Net changes on notes payable to banks	(26,000)	149,198	—
Dividends paid	(35,100)	(55,400)	(27,000)
Other	(1,063)	(840)	(1,135)
Net cash provided (used)	48,312	110,638	53,068
Net change in cash and cash equivalents	8,143	2,825	(155)
Cash and cash equivalents, beginning of year	3,195	370	525
Cash and cash equivalents, end of year	$11,338	$3,195	$370

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
GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 264,600 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,900 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
Related-Party and Intercompany Transactions: As discussed in Note 9, prior to AWR and GSWC entering into new separate credit agreements in June 2023 that replaced AWR’s previous credit agreement, AWR borrowed under its credit facility and provided funds to both GSWC and ASUS in support of their operations. Under AWR’s current credit facility, AWR borrows and continues to provide funds to ASUS in support of its operations, through an intercompany borrowing agreement, and AWR (parent). The interest rate charged to ASUS is sufficient to cover AWR’s interest expense under the credit facility. GSWC’s credit facility provides support for its water operations. BVES has a separate credit facility and has also issued long-term debt to support its operations.
Furthermore, GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2024, 2023 and 2022, GSWC allocated to ASUS $5.3 million, $5.0 million and $5.2 million, respectively, of corporate office administrative and general costs.  During the years ended December 31, 2024, 2023 and 2022, GSWC allocated corporate office administrative and general costs to BVES of $3.2 million, $3.5 million and $2.7 million, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to manage to the CPUC-authorized capital structure. In September 2024, BVES issued eleven Common Shares to AWR for total proceeds of $22.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures. AWR made capital contributions to GSWC in 2024 and 2023 (Note 7).

Utility Accounting:  Registrant’s accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and, to the extent applicable, the Federal Energy Regulatory Commission (“FERC”). GSWC and BVES have incurred various costs and received various credits reflected as regulatory assets and liabilities. Accounting for such costs and credits as regulatory assets and liabilities is in accordance with the guidance for accounting for the effects of certain types of regulation.  This guidance sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator.
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2024 and 2023.
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
Depreciation for the regulated utilities is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was approximately 2% for each of the years 2024, 2023 and 2022.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $39.8 million, $38.3 million and $37.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.6 million, $0.9 million and $0.4 million for the years 2024, 2023 and 2022, respectively. For the year ended December 31, 2023, approximately $0.2 million of additional depreciation expense on GSWC's transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the final CPUC decision in GSWC's general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022. Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.
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
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Impairment evaluation is based on a review of estimated future cash flows expected to be generated and if the carrying amount of a long-lived asset exceeds expected future cash flows, an impairment loss is recognized in the amount of the excess of fair value over the carrying amount. Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2024, 2023 and 2022, no impairment loss was incurred.
Goodwill:  At December 31, 2024 and 2023, AWR had $1.1 million of goodwill. Goodwill is included in Non-current Other Assets on the Consolidated Balance Sheets. The goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of its subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2024 and 2023, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
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
Materials and Supplies: Materials and supplies are stated at the lower of cost or net realizable value. Cost is computed using weighted average cost. Major classes of materials include pipes, meters, hydrants and valves.
Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  At times, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC or BVES may record an allowance for funds used during construction (“AFUDC”) as a component of construction work in progress to offset the cost of financing project construction if allowed by the regulator. After construction is completed, GSWC and BVES is permitted to recover these costs through the inclusion in rate base. For the year ended December 31, 2024 and 2022, BVES recorded $1.3 million and $0.1 million in AFUDC, respectively. The amount recorded in 2023 was insignificant. As a result of receiving the final decision on BVES’s general rate case (Note 3), BVES recorded $1.3 million in AFUDC on certain capital projects as authorized by the CPUC. GSWC did not receive any AFUDC during the years ended December 31, 2024, 2023 and 2022.
Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issuances of long-term debt. Premiums paid on the early redemption of debt are deferred as regulatory assets and amortized over the period that GSWC and BVES recovers such costs in rates, which is generally over the term of the new debt issued to finance early debt redemption. At December 31, 2024 and 2023, Registrant’s long-term debt have been issued by GSWC and BVES.
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
Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. Rates available to AWR and GSWC at December 31, 2024 and 2023 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2024		2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—AWR (1)(2)	$643,893	$608,184	$579,047	$556,214

	2024		2023
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)	$608,893	$575,749	$544,047	$522,883
(1)  Excludes debt issuance costs and redemption premiums.
(2)  Includes debt held by BVES of $35.0 million as of December 31, 2024 and 2023, respectively.
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

The following table sets forth by level, within the fair value hierarchy, Registrant’s long-term debt measured at fair value as of December 31, 2024:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—AWR	—	$608,184	—	$608,184
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$575,749	—	$575,749
Stock-Based Awards: AWR has issued stock-based awards to its employees under stock incentive plans. AWR has also issued stock-based awards to its Board of Directors under non-employee directors stock plans.  Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 13 for further discussion.
New Accounting Guidance:
Adopted in 2024:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (Segment Reporting: Improvements to Reportable Segment Disclosures). The new standard enhances reportable segment disclosures and expands the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures of significant segment expenses. The adoption of the new guidance resulted in enhanced disclosure of Registrant's significant segment expenses, as discussed in Note 17.
Not Yet Adopted:
In December 2023, the FASB issued Accounting Standards Update 2023-09 (Improvements to Income Tax Disclosures) requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective January 1, 2025 with early adoption permitted. The guidance is applied prospectively and Registrant is currently evaluating the impact of this standard on its income tax disclosures.
In November 2024, the FASB issued Accounting Standards Update 2024-03, (Disaggregation of Income Statement Expenses) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The guidance will be effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. Registrant is currently evaluating the impact of adopting this standard.

Note 2 — Revenues
Most of Registrant’s revenues are accounted for under the revenue recognition accounting standard, “Revenue from Contracts with Customers - (Topic 606).”
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
GSWC and BVES bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVES bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVES’s ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $4.6 million, $4.9 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. When GSWC or BVES acts as an agent, where the tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
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
Contracted services revenues recognized during the years ended December 31, 2024, 2023 and 2022 from performance obligations satisfied in previous periods were not material.
Although GSWC and BVES have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS’s revenues are from the U.S. government. For the years ended December 31, 2024, 2023, and 2022, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Water:
Tariff-based revenues	$405,756	$394,623	$324,838
CPUC-approved surcharges (cost-recovery activities)	2,914	2,955	2,461
Other	2,646	2,753	2,351
Water revenues from contracts with customers	411,316	400,331	329,650
WRAM under/(over)-collection (alternative revenue program)	6,094	33,142	10,952
Total water revenues (1)	417,410	433,473	340,602

Electric:
Tariff-based revenues	50,628	40,130	39,750
CPUC-approved surcharges (cost-recovery activities)	173	567	144
Electric revenues from contracts with customers	50,801	40,697	39,894
BRRAM under/(over)-collection (alternative revenue program)	844	1,135	92
Total electric revenues (2)	51,645	41,832	39,986

Contracted services:
Water	72,951	75,785	68,626
Wastewater	53,453	44,609	42,314
Contracted services revenues from contracts with customers	126,404	120,394	110,940

Total AWR revenues	$595,459	$595,699	$491,528
(1) Water revenues for the year ended December 31, 2023 includes approximately $32 million from the impact of retroactive revenues for the full year of 2022 as a result of the CPUC’s approval of GSWC’s general rate case in June 2023. Furthermore, the CPUC also issued a final decision in June 2023 on GSWC’s cost of capital proceeding. As a result of the final cost of capital decision, for the year ended December 31, 2023, water revenues include $6.4 million from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022.

(2) Electric revenues for the year ended December 31, 2024 include $3.7 million from the retroactive impact of revenues for the full year of 2023, resulting from the CPUC's approval of BVES’s general rate case (Note 3).
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2024	December 31, 2023

Unbilled receivables	$10,910	$9,693
Receivable from the U.S. government	$76,486	$91,489
Contract assets	$21,648	$14,378
Contract liabilities	$5,662	$1,352
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and its subsidiaries and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the year ended December 31, 2024 included in contract liabilities at the beginning of the period were not material.
As of December 31, 2024, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.1 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, with the remaining contract terms that range from 14 to 49 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for the convenience of the U.S. government.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2024, GSWC and BVES had a combined $54.7 million of net regulatory assets on the balance sheets, which included $149.8 million of regulatory assets net of $95.1 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $26.3 million of regulatory assets not accruing a carrying cost, which included $14.3 million related to flowed-through deferred income taxes, including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $8.8 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.2 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $92.1 million of regulatory liabilities not incurring interest that consisted of $67.5 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $23.5 million related to the net over funded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest). The remaining $1.1 million related to other regulatory liabilities do not accrue interest.
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

	December 31,
(dollars in thousands)	2024	2023
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$37,711	$52,795
Water revenue adjustment mechanism, net of the modified cost balancing account	29,738	41,545
Asset retirement obligations (Note 1)	7,501	7,099
Flowed-through deferred income taxes, net (Note 11)	12,506	3,190
Low income rate assistance balancing accounts	8,834	5,763
Other regulatory assets	11,352	10,661
Excess deferred income taxes (Note 11)	(63,682)	(70,189)
Pensions and other post-retirement obligations (Note 12)	(25,179)	(4,867)
Other regulatory liabilities	(608)	(268)
Total GSWC	$18,173	$45,729
BVES
2023/2024 general rate case memorandum accounts (unbilled revenue)	9,777	—
Derivative instrument memorandum account (Note 5)	8,823	2,360
Wildfire mitigation and other fire prevention related costs memorandum accounts	14,681	17,716
Other regulatory assets	8,853	10,280
Other regulatory liabilities	(5,628)	(6,578)
Total BVES	$36,506	$23,778

Total AWR	$54,679	$69,507
Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024. The new rates approved were retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of December 31, 2024, there is an aggregate cumulative amount of $37.7 million under-collection in the general rate case memorandum accounts that GSWC recorded as regulatory assets for retroactive water revenues.
Alternative-Revenue Programs:
Since 2008, GSWC has recorded the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate.
As of December 31, 2024, GSWC had an aggregated regulatory asset of $29.7 million, which is comprised of a $29.1 million under-collection in the WRAM accounts and a $0.6 million under-collection in the MCBA accounts. During 2024, GSWC recorded additional net under-collections in the WRAM/MCBA accounts of approximately $8.0 million that resulted largely from lower-than-adopted water usage as authorized in the general rate case decision. In May 2024, the CPUC approved the recovery of all pre-2024 WRAM/MCBA balances, with the majority of the balances to be recovered within 18 months. Accordingly, effective May 1, 2024, GSWC implemented surcharges to recover all of its WRAM/MCBA balances accumulated as of December 31, 2023. GSWC plans to file its 2024 WRAM/MCBA balances in the first quarter of 2025.
As required by the accounting guidance for alternative revenue programs, in order to recognize the revenues under these programs, GSWC is required to collect its WRAM balances within 24 months following the end of the year in which an under-collection is recorded.  As of December 31, 2024, there were no material WRAM under-collections that were estimated to be collected over more than a 24 month period.
On January 30, 2025, the CPUC issued a final decision in connection with GSWC's general rate case that adopted a settlement agreement between GSWC and Cal Advocates and will set new rates for 2025 – 2027. In addition, the final decision rejected GSWC’s request for the continuation of the WRAM and MCBA, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. The ICBA for supply costs tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Both the M-WRAM and the ICBA are effective January 1, 2025. The final decision does not affect the recovery of the cumulative WRAM/MCBA balances recorded as of December 31, 2024.
Electric General Rate Case and the 2023/2024 General Rate Case Memorandum Accounts:
On August 30, 2022, BVES filed a general rate case application that will determine new electric rates for the years 2023 – 2026. On November 1, 2024, BVES, Cal Advocates, and the other intervenor in the proceeding filed a joint motion to adopt a settlement agreement between the parties resolving all issues in connection with the pending general rate case. On December 12, 2024, BVES received a proposed decision from the assigned administrative law judge at the CPUC in connection with the general rate case proceeding. On January 16, 2025, the CPUC adopted a final decision that, among other things, set the final new rates for the years 2023 – 2026, and adopts the settlement agreement in its entirety. BVES was authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. Because of the delay in finalizing the electric general rate case, billed electric revenues for the years of 2023 and 2024, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 rates authorized by the CPUC for future recovery.
As of December 31, 2024, an aggregate cumulative under-collection amount of $9.8 million in retroactive revenues related to the full year of 2023 and 2024 was recorded during the fourth quarter of 2024 along with a corresponding increase to BVES’s regulatory assets for future recovery from customers. Because of receiving a proposed decision in December 2024 followed by a final decision in January 2025, both of which approved the settlement agreement in its entirety, the impact of retroactive rates for the full year of 2023 and the 2024 second-year rate increases have been reflected in 2024 as it became probable that the approved retroactive rates would be permitted to be billed to customers in the future. Within 90 days from the effective date of the final decision, BVES will also file for recovery of the cumulative retroactive amounts related to 2023 and 2024, which are expected to be recovered over a 36 month period.
Among other things, the settlement agreement also approves for recovery the requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans that are currently not included in customer rates as discussed below.
Cost of Capital Proceeding:
In July 2023, a final decision was adopted by the CPUC in the cost of capital proceeding that, among other things, (i) adopts GSWC’s requested capital structure of 57% equity and 43% debt; (ii) adopts a cost of debt of 5.1%; (iii) adopts a return on equity of 8.85%; (iv) allows for the continuation of the Water Cost of Capital Mechanism (“WCCM”) through December 31,

2024; and (v) adopts the new cost of capital for the three-year period commencing January 1, 2022 through December 31, 2024. Based on the Company’s assessment of the final decision issued in June 2023, which made all adjustments to rates prospective and effective July 31, 2023, GSWC recorded a change in its estimate that resulted in an increase to water revenues for the year ended December 31, 2023 in the amount of $6.4 million as a result of reversing its regulatory liability for revenues subject to refund that it had recorded during 2022.
Pensions and Other Post-retirement Obligations:
Net regulatory liabilities have been recorded at December 31, 2024 and 2023, respectively, for costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the funded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans have historically been recovered through rates.  As discussed in Note 12, as of December 31, 2024, Registrant’s overfunded position for these plans have been recorded as regulatory liabilities and total $23.5 million.
In addition, the CPUC has authorized GSWC and BVES to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2024, GSWC has a $1.7 million over-collection related to the general office and water regions, and BVES has an insignificant balance in its two-way balancing account.
Low Income Balancing Accounts:
This regulatory asset reflects the net balance of the incremental administration costs, not already reflected in authorized rates, the customers’ discounts issued and the revenues generated by the low-income surcharges for the Customer Assistance Program in GSWC’s water regions and the California Alternate Rates for Energy program for BVES. These low-income programs, which are mandated by the CPUC, currently provide a flat discount based on 20% of a typical customer bill for qualified low-income water customers and a 20% discount for qualified low-income electric customers. The low-income balancing accounts accrue interest at the prevailing 90-day commercial paper rate. As of December 31, 2024, there is an aggregate $8.8 million under-collection in the low-income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.
Other BVES Regulatory Assets:
Wildfire Mitigation and Other Fire Prevention Related Costs Balancing and Memorandum Accounts
The CPUC adopted regulations intended to enhance the fire safety of overhead electric power lines. Those regulations included increased minimum clearances around electric power lines. BVES was authorized to track incremental costs incurred to implement the regulations in a fire hazard prevention memorandum account for the purpose of obtaining cost recovery in a future general rate case. On January 16, 2025, the CPUC issued a final decision in the electric general rate case that set new rates effective for 2023 through the year 2026, and included higher level of costs related to vegetation management, such as costs for increased minimum clearances around electric power lines. In addition, the final decision approved for recovery the incremental vegetation management costs incurred prior to 2023 that were not included in customer rates and were being tracked in a CPUC-approved balancing account for future recovery. The decision approves BVES’s recovery of vegetation management costs recorded prior to 2023. As of December 31, 2024, BVES has approximately $9.9 million in pre-2023 incremental vegetation management costs recorded as a regulatory asset.
Furthermore, California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan (“WMP”) approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. In the fourth quarter of 2024, OEIS approved BVES’s 2025 WMP update to its 2023-2025 WMP, which was ratified by the CPUC on January 16, 2025. The general rate case decision approved by the CPUC on January 16, 2025 also included costs related to BVES’s WMP in BVES’s revenue requirement. The final decision also authorized the recovery of incremental costs recorded prior to 2023 related to wildfire mitigation activities through WMP memorandum accounts. As of December 31, 2024, BVES recorded approximately $4.8 million as regulatory assets related to pre-2023 expenses accumulated in its WMP memorandum accounts for future recovery.
Within 90 days from the effective date of the final decision in the general rate case, BVES will file for recovery of all pre-2023 costs included in the vegetation management and other WMP memorandum accounts discussed above, which are expected to be recovered over a 36-month surcharge.
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

Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2024	2023	2024	2023
Water
Land	$18,240	$18,290	$18,240	$18,290
Intangible assets	31,004	30,917	31,004	30,917
Source of water supply	115,247	111,112	115,247	111,112
Pumping	253,150	234,264	253,150	234,264
Water treatment	114,784	98,533	114,784	98,533
Transmission and distribution	1,589,763	1,489,974	1,589,763	1,489,974
Other	149,580	140,060	105,123	99,837
	2,271,768	2,123,150	2,227,311	2,082,927
Electric
Transmission and distribution	141,634	126,143	—	—
Generation	12,583	12,583	—	—
Other (1)	16,910	17,745	—	—
	171,127	156,471	—	—

Less — accumulated depreciation	(648,199)	(624,472)	(561,256)	(543,135)
Construction work in progress	304,929	237,131	245,314	195,742
Net utility plant	$2,099,625	$1,892,280	$1,911,369	$1,735,534

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2024 and 2023 for studies performed.
As of December 31, 2024 and 2023, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2024	2023	2024	2023
Intangible assets:
Conservation programs	3 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	14 years	14,250	14,164	13,012	12,926
Total intangible assets		32,431	32,345	30,622	30,536
Less — accumulated amortization		(28,332)	(27,275)	(27,145)	(26,294)
Intangible assets, net of amortization		$4,099	$5,070	$3,477	$4,242

Intangible assets not subject to amortization (3)		$383	$383	$382	$382

(2)    Includes intangible assets of $0.6 million for contracted services included in “Other Property and Investments” on the consolidated balance sheets as of December 31, 2024 and 2023.
(3)      The intangible assets not subject to amortization primarily consist of organization and consent fees.
For the years ended December 31, 2024, 2023 and 2022, amortization of intangible assets was $1.0 million, $1.1 million and $0.6 million, respectively, for both AWR and GSWC.

Estimated future consolidated amortization expense related to intangible assets are as follows (in thousands):

Amortization Expense
2025	$984
2026	984
2027	873
2028	863
2029	87
Total	$3,791
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2024 and 2023:

(dollars in thousands)	GSWC
Obligation at December 31, 2022	$10,103
Accretion	406
Obligation at December 31, 2023	$10,509
Additional liabilities incurred	148
Liabilities settled	(328)
Accretion	426
Obligation at December 31, 2024	$10,755
Note 5 — Derivative Instruments
In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 replacing expired long-term fixed price purchase power contracts over three- and five-year terms. The expired contracts were subject to the accounting guidance for derivatives and required mark-to-market derivative accounting. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2024, the fair value of the derivative liability was $8.8 million for the purchase power contract, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under the long-term contract as of December 31, 2024 was 578,448 megawatt hours.
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
The change in fair value was due to the change in market energy prices for the years 2024 and 2023. The following table presents changes in the fair value of the Level 3 derivatives for the years 2024 and 2023:

(dollars in thousands)	2024	2023
Fair value at beginning of the period	$(2,360)	$11,847
Unrealized (losses) gains on purchase power contracts	(6,463)	(14,207)
Fair value at end of the period	$(8,823)	$(2,360)

Note 6 — Military Base Operations
ASUS’s subsidiaries have entered into service contracts with the U.S. government to operate and maintain, as well as perform construction activities to renew and replace, the water and/or wastewater systems at a military base or bases. The amounts charged for these services are primarily based upon the terms of the initial 50-year contract between ASUS’s subsidiaries and the U.S. government. Under the terms of each of these agreements, ASUS’s subsidiaries agree to operate and maintain the water and/or wastewater systems for: (i) a monthly net fixed-price for operation and maintenance, and (ii) an amount to cover renewal and replacement capital work. In addition, these contracts may also include firm fixed-priced initial capital upgrade projects to upgrade the existing infrastructure. Contract modifications are also issued for other necessary capital upgrades to the existing infrastructure approved by the U.S. government. ASUS through its subsidiaries may also from time to time perform construction services on military bases as a subcontractor or pursuant to task orders or fixed-price task order agreements. The contract serving Joint Base Cape Cod is currently the only task order agreement with the U.S. government. This task order agreement has a term of 15 years.
  On August 15, 2023, ASUS was awarded a new 50-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Naval Air Station Patuxent River in Maryland. Operations commenced at Naval Air Station Patuxent River on April 1, 2024 after completion of the transition period. The initial value of the contract was estimated at approximately $349 million over a 50-year period subject to an inventory adjustment and annual economic price adjustments. In July 2024, the estimated contract value was increased to $378 million after an inventory adjustment.
On September 29, 2023, ASUS was awarded a new 15-year contract by the U.S. government to operate, maintain, and provide construction management services for the water distribution and wastewater collection and treatment facilities at Joint Base Cape Cod (“JBCC”) located in Massachusetts. Operations at Joint Base Cape Cod commenced on April 15, 2024 after completion of the transition period. Under this contract, ASUS will perform work through the annual issuance of task orders by the U.S. government over a 15-year period up to a maximum value of $75.0 million subject to adjustments as task orders issued. In April 2024, the U.S. government awarded a task order valued at $4.1 million to ASUS for the first year of operation, maintenance, and renewal and replacement services of the water and wastewater systems at Joint Base Cape Cod.
Under the terms of each of these contracts, prices are subject to an economic price adjustment (“EPA”) provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS's subsidiaries are permitted to file, and has filed, requests for equitable adjustment. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the initial term for convenience of the U.S. government or as a result of default or nonperformance by an ASUS subsidiary.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2024, with the exception of the newly awarded contracts, the U.S. government approved EPAs at all of the bases served. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2024, 2023 and 2022, retroactive operation and maintenance management fees related to prior periods were immaterial.

Note 7 — Earnings Per Share and Capital Stock
In accordance with the accounting guidance for participating securities and earnings per share (“EPS”), Registrant uses the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for each class of common stock and participating security. AWR has participating securities related to restricted stock units that earn dividend equivalents on an equal basis with AWR’s Common Shares, and that have been issued under AWR’s stock incentive plans for employees and non-employee directors stock plans. In applying the “two-class” method, undistributed earnings are allocated to both Common Shares and participating securities.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net income	$119,268	$124,921	$78,396
Less: impact from participating securities	419	372	197
Total income available to common shareholders	$118,849	$124,549	$78,199

Weighted average Common Shares outstanding, basic	37,464	36,976	36,955

Basic earnings per Common Share	$3.17	$3.37	$2.12
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Common shareholders earnings, basic	$118,849	$124,549	$78,199
Undistributed earnings for dilutive stock options and restricted stock units	183	189	55
Total common shareholders earnings, diluted	$119,032	$124,738	$78,254

Weighted average Common Shares outstanding, basic	37,464	36,976	36,955
Stock-based compensation (1)	119	101	84
Weighted average Common Shares outstanding, diluted	37,583	37,077	37,039

Diluted earnings per Common Share	$3.17	$3.36	$2.11

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 144,799, 115,684 and 96,988 restricted stock units, including performance awards to officers of AWR, at December 31, 2024, 2023 and 2022, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During 2024, AWR sold 1,145,219 Common Shares through this ATM offering program and raised proceeds of $89.5 million, net of $1.4 million in commissions paid, under the terms of the Equity Distribution Agreement. AWR also incurred $0.8 million of other expenses during the twelve months ended December 31, 2024, which was primarily legal and other costs to establish this ATM offering program. As of December 31, 2024, approximately $109.1 million remained available for sale under the ATM offering program.
During the years ended December 31, 2024, 2023 and 2022, AWR issued Common Shares totaling 25,196, 18,371 and 25,956, respectively, under AWR’s employee stock incentive plans and the non-employee directors’ plans. During 2024, 2023 and 2022, there were no cash proceeds received by AWR as a result of the exercise of stock options. AWR has not issued any

Common Shares during 2024, 2023 and 2022 under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants.  As of December 31, 2024, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
During 2024 and 2023, GSWC issued 2.7586 and one common shares to AWR for total proceeds of approximately $40.0 million and $10.0 million, respectively. Proceeds from the stock issuances were used to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures. Prior to June 2023, proceeds were used to pay down a portion of intercompany borrowings owed to AWR as described in Note 1. No shares were issued by GSWC during 2022.
During the years ended December 31, 2024, 2023 and 2022, AWR and GSWC made payments to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR.  To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.
Note 8 — Dividend Limitations
GSWC is prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amounts of $35.1 million, $55.4 million and $27.0 million were paid to AWR by GSWC during the years 2024, 2023 and 2022, respectively.
The ability of AWR, GSWC, BVES and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVES and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $920.1 million was available to pay dividends to AWR’s shareholders at December 31, 2024. Approximately $805.8 million was available for GSWC to pay dividends to AWR at December 31, 2024.
Note 9 — Bank Debts
Registrant’s bank debts consist of outstanding borrowings made under three separate credit facilities at AWR (parent), GSWC and BVES.
AWR (parent) and GSWC Credit Facilities:
On June 28, 2023, AWR and GSWC, each entered into new credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature on June 28, 2028. In connection with the credit agreements, AWR and GSWC incurred, legal and other fees totaling $0.6 million and $0.8 million, respectively. The syndicated credit facilities replaced AWR’s previous credit agreement with a sole bank where AWR had a borrowing capacity of $280.0 million that supported GSWC and ASUS operations. Funds from the current facilities were used to pay-off in full all outstanding borrowings under AWR’s prior credit facility and GSWC’s outstanding intercompany borrowings from AWR.
AWR’s credit agreement provided for a $150.0 million unsecured revolving credit facility to support AWR (parent) and ASUS. Under AWR’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75 million, subject to the lenders’ approval. On November 6, 2023, AWR’s credit facility was amended to increase the borrowing capacity from $150.0 million to $165.0 million to provide additional support to ASUS and AWR (parent). In connection with the increase in borrowing capacity. Furthermore, the aggregate amount that may be outstanding under letters of credit for AWR is $10.0 million. Loans may be obtained under the credit facilities at the option of AWR and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term secured overnight financing rate (“SOFR”) determined by the SOFR administrator, the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit ratings. As of December 31, 2024, AWR’s outstanding borrowings under its credit facility of $120.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet.
AWR’s credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR and its subsidiaries, other than BVES. AWR is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR, other than BVES, will result in a default under AWR’s credit agreement. As of December 31, 2024, AWR was in compliance with these requirements. As of December 31, 2024, AWR had a capitalization ratio of 0.51 to 1.00.

GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its operations and capital expenditures. Under GSWC’s credit agreement, the borrowing capacity may be expanded up to an additional amount of $75.0 million, also subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $20.0 million. Loans may be obtained under this credit facility at the option of GSWC and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator plus an applicable margin. The applicable margin depends upon GSWC’s credit rating.
GSWC’s credit facility is considered a short-term debt arrangement by the CPUC. GSWC has been authorized by the CPUC to borrow under the credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. GSWC’s next pay-off period ends in June 2025. Accordingly, as of December 31, 2024, GSWC’s outstanding borrowings under its credit facility of $124.0 million have been classified as current liabilities on GSWC’s Balance Sheet. GSWC expects to issue long-term debt and/or equity to facilitate the pay-off of its credit facility in 2025, after which GSWC may borrow under the credit facility again. Similar to AWR’s credit agreement, GSWC’s credit agreement also contains affirmative and negative covenants and events of default customary for credit facilities of its type. GSWC is also not permitted to have a total capitalization ratio greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR will not result in a default under GSWC’s credit agreement. As of December 31, 2024, GSWC was in compliance with these requirements, with total funded debt ratio of 0.48 to 1.00.
BVES Credit Facility:
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures that provides a current borrowing capacity, as amended, of $65.0 million and expires on July 1, 2026. Under BVES’s amended credit agreement, the borrowing capacity may be expanded up to an additional amount of $10 million.
BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24 month period, after which, BVES may borrow under the credit facility again. BVES’s extended pay-off period as approved by the CPUC was set to end on May 1, 2025. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new long-term debt and equity securities. As a result of receiving approval of the financing application, on February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes maturing on February 12, 2030 (Note 10). BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. As a result of refinancing the outstanding borrowings under the revolving credit facility with 5-year term notes, as of December 31, 2024 the outstanding balance under BVES’s credit facility of $45.0 million has been classified as non-current liabilities in AWR’s Consolidated Balance Sheet.
BVES amended its credit agreement and its term loan agreement related to the unsecured private placement notes issued in 2022, where effective December 19, 2024 and through the end of 2025, BVES must maintain a minimum interest coverage ratio of 3.0 times its interest expense, and 4.5 times its interest expense thereafter. BVES is also required to maintain a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. As of December 31, 2024, BVES was in compliance with these requirements, with an actual interest coverage ratio of 4.60 times interest expense and a total funded debt ratio of 0.44 to 1.00 as of December 31, 2024. In addition, BVES is required to have a current safety certification issued by the CPUC, which it currently has.
Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
(in thousands, except percent)	2024	2023
Balance Outstanding at December 31,	$289,000	$333,500
Interest Rate at December 31,	5.33% ~ 5.94%	6.33% ~ 6.96%
Average Amount Outstanding	$315,811	$243,355
Weighted Average Annual Interest Rate	6.29%	6.11%
Maximum Amount Outstanding	$372,500	$333,500

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
Pursuant to the terms of each of these notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization (“EBITDA”) of less than 8-to-1. As of December 31, 2024, GSWC had a total indebtedness to capitalization ratio of 0.4754-to-1 and a total indebtedness to EBITDA of 3.8-to-1.
On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes. Interest on these notes is payable semiannually, and the covenant requirements under these notes are similar to the terms of BVES’s other private placement notes issued in 2022, as well as its revolving credit facility agreement (Note 9).
Registrant’s annual maturities of all long-term debt at December 31, 2024 are as follows (in thousands):

2025	$385
2026	8,133
2027	65,425
2028	55,446
2029	55,454
Thereafter	459,050
Total	$643,893
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into federal law. IRA, among other things, imposes a nondeductible 1% excise tax after December 31, 2022 on the fair market value of certain stock that is “repurchased” by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. Registrant did not have a stock repurchase program in effect for 2023 and 2024 and does not have current plans to institute such a program; consequently, this excise tax was not incurred in 2023 and 2024 and is not expected to have a material impact on its consolidated financial position in the future. If average annual adjusted financial statement income exceeds $1 billion over a 3-taxable-year period, IRA also imposes a 15% corporate alternative minimum tax on adjusted financial statement income for taxable years beginning after December 31, 2022. Registrant does not expect to incur this tax in the foreseeable future.
The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2024 and 2023 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2024	2023	2024	2023
Deferred tax assets:
Regulatory-liability-related (1)	$28,851	$32,042	$27,171	$30,407
Contributions and advances	6,768	6,660	7,103	6,981
Other	5,801	5,924	5,632	6,041
Total deferred tax assets	$41,420	$44,626	$39,906	$43,429
Deferred tax liabilities:
Fixed assets	$(169,666)	$(161,820)	$(162,366)	$(155,131)
Regulatory-asset-related: depreciation and other	(43,149)	(36,337)	(39,635)	(33,242)
Balancing and memorandum accounts (non-flowed-through)	(8,778)	(8,046)	(4,315)	(2,514)
Total deferred tax liabilities	(221,593)	(206,203)	(206,316)	(190,887)
Accumulated deferred income taxes, net	$(180,173)	$(161,577)	$(166,410)	$(147,458)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Cuts and Jobs Act's reduction of the federal income tax rate.
The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Current
Federal	$19,680	$26,327	$14,845
State	8,451	10,489	6,016
Total current tax expense	$28,131	$36,816	$20,861
Deferred
Federal	$1,656	$4,157	$2,991
State	386	626	(188)
Total deferred tax (benefit) expense	2,042	4,783	2,803
Total income tax expense	$30,173	$41,599	$23,664

	GSWC
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Current
Federal	$13,570	$22,564	$10,582
State	6,551	10,176	4,909
Total current tax expense	$20,121	$32,740	$15,491
Deferred
Federal	$1,362	$2,867	$1,507
State	1,386	82	(652)
Total deferred tax (benefit) expense	2,748	2,949	855
Total income tax expense	$22,869	$35,689	$16,346
The reconciliations of the effective tax rates (“ETR”) to the federal statutory rate are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Federal taxes on pretax income at statutory rate	$31,383	$34,969	$21,433
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	6,508	9,785	4,335
Excess deferred tax amortization	(1,467)	(1,648)	(1,311)
Flow-through on fixed assets	1,075	1,067	1,076
Flow-through on removal costs	(3,096)	(2,255)	(1,802)
Investment tax credit	(69)	(71)	(71)
Excess deferred tax adjustment - change in estimate	(5,015)	—	—
Other – net	854	(248)	4
Total income tax expense from operations	$30,173	$41,599	$23,664
Pretax income from operations	$149,441	$166,520	$102,060
Effective income tax rate	20.2%	25.0%	23.2%

	GSWC
	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Federal taxes on pretax income at statutory rate	$24,640	$29,063	$14,724
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit	5,772	9,169	3,119
Excess deferred tax amortization	(1,491)	(1,681)	(1,130)
Flow-through on fixed assets	1,058	1,041	1,010
Flow-through on removal costs	(3,029)	(2,225)	(1,715)
Investment tax credit	(69)	(71)	(71)
Excess deferred tax adjustment - change in estimate	(5,015)	—	—
Other – net	1,003	393	409
Total income tax expense from operations	$22,869	$35,689	$16,346
Pretax income from operations	$117,332	$138,397	$70,116
Effective income tax rate	19.5%	25.8%	23.3%
The AWR and GSWC ETRs differ from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As regulated utilities, GSWC and BVES treat certain temporary differences as being flowed through to customers in computing their income tax expense consistent with the income tax method used in their CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and thus impact the ETR. Furthermore, in connection with the 2017 Tax Cuts and Jobs Act, GSWC was required to remeasure its cumulative deferred income tax balances in 2017 to reflect the impact of the reduction in the corporate income tax rate from 35% to 21%, which resulted in excess deferred income taxes that were recorded as regulatory liabilities representing estimated amounts to be refunded to customers (Note 3). On January 30, 2025, the CPUC issued a final decision in connection with GSWC's recent general rate case that, among other things, adopted a settlement agreement between GSWC and Cal Advocates, which excluded from customer rates certain excess deferred income tax balances generated by activities outside of ratemaking that were previously recorded as regulatory liabilities. Because of the final CPUC decision, and an alternate proposed decision received in December 2024, both of which approved the settlement agreement in its entirety, GSWC recorded an income tax benefit of $5 million in 2024 to reflect a change in estimate that decreased its regulatory liabilities (Note 3) associated with excess deferred income tax balances as of December 31, 2024.
AWR and GSWC had no unrecognized tax benefits at December 31, 2024, 2023 and 2022.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other” expenses. Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2024 and 2023, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2024, 2023 and 2022.
Registrant files federal, California and various other state income tax returns. AWR’s 2021-2023 tax years remain subject to examination/assessment by the Internal Revenue Service. AWR filed refund claims with the California Franchise Tax Board (“FTB”) for the 2005 through 2020 tax years in connection with prior federal refund claims, other state issues, or both, and the FTB continues to review the claims. While the statute of limitations to assess tax has closed through the tax year 2019, the 2020–2023 tax years remain subject to examination/assessment by the FTB.
Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2024, Registrant had 882 participants in the Pension Plan.
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

The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2024 and 2023:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2024	2023	2024	2023
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$202,963	$190,678	$1,965	$2,014
Service cost	3,323	3,196	128	130
Interest cost	10,241	10,142	98	106
Actuarial (gain) loss	(10,932)	8,525	(45)	49
Benefits/expenses paid	(10,110)	(9,578)	(264)	(334)
Projected benefit obligation at end of year	$195,485	$202,963	$1,882	$1,965

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$205,305	$186,906	$12,827	$11,240
Actual return on plan assets	19,066	25,031	1,894	1,921
Employer contributions	2,902	2,946	256	265
Benefits/expenses paid	(10,111)	(9,578)	(521)	(599)
Fair value of plan assets at end of year	$217,162	$205,305	$14,456	$12,827

Funded Status:
Overfunded/(underfunded) amount recognized	$21,677	$2,342	$12,574	$10,862
The overfunded status of the Pension Plan was attributed to an increase in plan asset performance and an increase in the discount rate, which increased from 5.16% as of December 31, 2023 to 5.70% as of December 31, 2024.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2024	2023	2024	2023
Amounts recognized on the balance sheets:
Non-current assets	$21,677	$2,342	$12,574	$10,862
Current liabilities	—	—	—	—
Non-current liabilities	—	—	—	—
Net amount recognized	$21,677	$2,342	$12,574	$10,862
Amounts recognized in regulatory assets (liabilities) consist of:
Prior service cost (credit)	$1,020	$1,454	$—	$—
Net loss (gain)	(19,867)	(1,899)	(6,531)	(6,272)
Regulatory assets (liabilities)	(18,847)	(445)	(6,531)	(6,272)
Prefunded plan costs	(2,830)	(1,897)	(6,043)	(4,590)
Net liability (asset) recognized	$(21,677)	$(2,342)	$(12,574)	$(10,862)

Changes in plan assets and benefit obligations recognized in regulatory assets (liabilities):
Regulatory asset (liability) at beginning of year	$(445)	$6,012	$(6,272)	$(5,846)
Net loss (gain)	(17,968)	(6,023)	(1,371)	(1,395)
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(434)	(434)	—	—
Amortization of net gain (loss)	—	—	1,112	969
Total change in regulatory asset (liability)	(18,402)	(6,457)	(259)	(426)
Regulatory asset (liability) at end of year	$(18,847)	$(445)	$(6,531)	$(6,272)

Net periodic pension costs	$1,968	$3,289	$(1,453)	$(1,210)
Change in regulatory asset (liability)	(18,402)	(6,457)	(259)	(426)
Total recognized in net periodic pension cost and regulatory asset (liability)	$(16,434)	$(3,168)	$(1,712)	$(1,636)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$195,485	$202,963	$1,882	$1,965
Accumulated benefit obligation	$186,679	$192,986	N/A	N/A
Fair value of plan assets	$217,162	$205,305	$14,456	$12,827

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.70%	5.16%	5.40%	5.04%
Rate of compensation increase	*	*	N/A	N/A
•Age-graded ranging from 2.5% to 6.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2024, 2023 and 2022 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$3,323	$3,196	$5,644	$128	$130	$129
Interest cost	10,241	10,142	7,401	98	106	60
Expected return on plan assets	(12,030)	(10,483)	(13,166)	(567)	(477)	(587)
Amortization of prior service cost (credit)	434	434	434	—	—	—
Amortization of actuarial (gain) loss	—	—	—	(1,112)	(969)	(1,734)
Net periodic pension cost under accounting standards	$1,968	$3,289	$313	$(1,453)	$(1,210)	$(2,132)
Regulatory adjustment	—	(281)	—	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,968	$3,008	$313	$(1,453)	$(1,210)	$(2,132)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.16%	5.41%	2.89%	5.04%	5.34%	2.46%
Expected long-term return on plan assets	6.00%	5.75%	5.75%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*5.75% for union plan and 4.0% for non-union (net of income taxes) in 2024 and 5.50% for union plan and 3.9% for non-union (net of income taxes) in 2023 and 2022.
 ** Age-graded ranging from 2.5% to 6.0%.
Regulatory Adjustment:
The CPUC authorized GSWC and BVES to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the years ended December 31, 2024 and 2022, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.6 million and $1.5 million, respectively. Over-collections are recorded as a reduction in revenues. During the year ended December 31, 2023, GSWC’s actual expense was higher than the amounts included in water customer rates of $0.3 million. The cumulative amount recorded in GSWC’s two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3.
During the years ended December 31, 2023 and 2022, BVES’s actual expense was lower than the amounts included in electric rates in the amounts of $0.3 million and $0.5 million, respectively. As a result of receiving a final decision in its electric general rate case, an adjustment was made to the pension balancing account in the fourth quarter of 2024 retroactive to January 1, 2023, resulting in an insignificant balance in the pension balancing account as of December 31, 2024.
Plan Funded Status:
The Pension Plan was overfunded at December 31, 2024 and 2023.  Registrant’s market value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected and continue to affect the value of GSWC’s trust established to fund future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the under or overfunded status for the Pension Plan has been offset by a regulatory asset or liability, respectively, pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2024 and 2023, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2024	2023	2024	2023
Actual Asset Allocations:
Equity securities	56%	56%	59%	60%
Debt securities	39%	39%	40%	39%
Real Estate Funds	5%	5%	—%	—%
Cash equivalents	—%	—%	1%	1%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2024 and 2023.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2024 and 2023.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2024 and 2023:

	Net Asset Value as of December 31, 2024
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$939	—	N/A	N/A
Fixed income fund	84,394	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,324	—	Daily	Daily
U.S. large cap funds	53,819	—	Daily	Daily
International funds	46,486	—	Daily	Daily
Total equity funds	121,629	—
Real estate funds	10,200	—	Daily	Daily
Total	$217,162	—

	Net Asset Value as of December 31, 2023
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$814	—	N/A	N/A
Fixed income fund	80,737	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	19,162	—	Daily	Daily
U.S. large cap funds	49,770	—	Daily	Daily
International funds	45,377	—	Daily	Daily
Total equity funds	114,309
Real estate funds	9,445	—	Daily	Daily
Total	$205,305	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan’s investment assets measured at fair value as of December 31, 2024 and 2023:

	Fair Value as of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$110	—	—	$110
Fixed income	5,818	—	—	5,818
U.S. equity securities	8,528	—	—	8,528
Total investments measured at fair value	$14,456	—	—	$14,456

	Fair Value as of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$189	—	—	$189
Fixed income	5,001	—	—	5,001
U.S. equity securities	7,637	—	—	7,637
Total investments measured at fair value	$12,827	—	—	$12,827
Plan Contributions:
During 2024, Registrant contributed $2.9 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant expects to contribute approximately $3.4 million to its pension plan in 2025.  Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2024 are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2025	$11,235	$282
2026	11,686	285
2027	12,255	264
2028	12,775	242
2029	13,458	182
Thereafter	72,271	693
Total	$133,680	$1,948
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
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2024 and 2023 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2025 starts at 6.3% grading down to 3.9% in 2048 for those under age 65, and at 7.2% grading down to 3.9% in 2048 for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2024, the balance in the Rabbi Trust totaled $41.2 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 (as defined in Note 1) investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.
The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2024 and 2023:

	Fair Value as of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$11	—	—	$11
Fixed income securities	16,698	—	—	16,698
Equity securities	24,478	—	—	24,478
Total investments measured at fair value	$41,187	—	—	$41,187

	Fair Value as of December 31, 2023
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$6	—	—	$6
Fixed income securities	13,676	—	—	13,676
Equity securities	20,461	—	—	20,461
Total investments measured at fair value	$34,143	—	—	$34,143
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$33,594	$30,807
Service cost	1,430	1,248
Interest cost	1,706	1,644
Actuarial loss (gain)	(1,028)	840
Benefits paid	(944)	(945)
Benefit obligation at end of year	$34,758	$33,594
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(34,758)	$(33,594)

(in thousands)	2024	2023
Amounts recognized on the balance sheets:
Current liabilities	$(942)	$(942)
Non-current liabilities	(33,816)	(32,652)
Net amount recognized	$(34,758)	$(33,594)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	1,855	2,869
Regulatory assets	1,855	2,869
Unfunded accrued cost	32,903	30,725
Net liability recognized	$34,758	$33,594

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$2,869	$1,995
Net (gain) loss	(1,028)	840
Amortization of prior service credit	—	—
Amortization of net gain (loss)	14	34
Total change in regulatory asset	(1,014)	874
Regulatory asset at end of year	$1,855	$2,869

Net periodic pension cost	$3,122	$2,858
Change in regulatory asset	(1,014)	874
Total recognized in net periodic pension and regulatory asset	$2,108	$3,732

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$34,758	$33,594
Accumulated benefit obligation	33,196	30,794
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.66%	5.15%
Rate of compensation increase	*	*
* Age graded from 4.0% to 4.5% per year.
The components of SERP expense, before allocation to the overhead pool, for 2024, 2023 and 2022 are as follows:

(dollars in thousands, except percent)	2024	2023	2022
Components of Net Periodic Benefits Cost:
Service cost	$1,430	$1,248	$1,191
Interest cost	1,706	1,644	1,022
Amortization of net (gain) loss	(14)	(34)	580
Net periodic pension cost	$3,122	$2,858	$2,793

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.15%	5.42%	2.87%
Rate of compensation increase	*	*	*
* Age graded from 4.0% to 4.5% per year.

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2024 are as follows (in thousands):

2025	$942
2026	2,656
2027	2,834
2028	2,806
2029	2,901
Thereafter	14,489
Total	$26,628
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2024, 2023 and 2022 were $3.0 million, $2.9 million and $2.7 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2024, 2023 and 2022 were $2.5 million, $2.2 million and $2.0 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2024, AWR had three stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2023 non-employee directors plans for its Board of Directors, each more fully described below.
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
The following table presents share-based compensation expenses for the years ended December 31, 2024, 2023 and 2022.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR’s and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2024	2023	2022	2024	2023	2022
Stock-based compensation related to:
Restricted stock units	$3,744	$3,298	$2,571	$3,279	$2,994	$2,269
Total stock-based compensation expense	$3,744	$3,298	$2,571	$3,279	$2,994	$2,269
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2024, 2023 and 2022 was approximately $0.4 million, $0.5 million and $0.3 million, respectively, for both AWR and GSWC. For the years ended December 31, 2024, 2023 and 2022, approximately $0.9 million, $0.8 million and $0.9 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
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
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR’s Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2024	50,327	$54.00
Granted	27,051	74.02
Vested	(18,301)	86.27
Forfeited	(786)	80.70
Restricted share units at December 31, 2024	58,291	$52.80
As of December 31, 2024, there was approximately $0.7 million of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.51 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2024, 2023 and 2022, the Compensation Committee granted performance awards in the form of restricted stock units to officers of Registrant. A performance award represents the right to receive a share of AWR’s Common Shares if the Compensation Committee determines that specified performance goals have been met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and up to 200% or 250% of the target amount, which varies depending on the target and Registrant’s performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2024, 2023 and 2022 included various performance-based conditions and one market-based condition related to total shareholder return (“TSR”) that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2024, and changes during the year ended December 31, 2024, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2024	65,357	$87.35
Granted	28,503	73.16
Performance criteria adjustment	15,251	83.31
Vested	(22,603)	79.54
Performance awards at December 31, 2024	86,508	$84.00
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR’s Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2024, $0.4 million of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.50 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $2.3 million as of December 31, 2024.  Included in the $2.3 million is a commitment of $1.1 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.2 million is for commitments for purchased water with other third parties, which expire from 2025 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2024 are as follows (in thousands):

2025	$459
2026	405
2027	405
2028	220
2029	87
Thereafter	718
Total	$2,294

BVES Commitments:
Purchase Power Contracts:
In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard (“RPS”) eligible energy and renewable energy credits as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 to replace expired long-term fixed price contracts for purchase power over three- and five-year terms. The new contract provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. As of December 31, 2024, BVES has power purchase commitments under this contract that totals $41.1 million.
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard law, which requires BVES to meet certain targets for purchases of energy from qualified renewable energy resources. BVES had an agreement with a third party to purchase RECs whereby BVES agreed to purchase approximately 578,000 RECs over a ten-year period through 2035, which has been used towards BVES meeting California’s RPS requirements. On January 18, 2023, BVES filed a compliance report with the CPUC that covered pre-2023 compliance period, which did not reflect any RPS procurement deficiencies.
BVES executed a contract in July 2023 with a third party to procure RPS eligible energy and RECs as a bundled product. The RECs under this agreement will be delivered following the year in which energy is purchased. BVES has agreed to purchase approximately 587,000 RECs over the eleven-year term of the contract. In addition, BVES has executed additional REC purchase agreements that delivered in 2023 a total of 60,000 RECs with an additional 15,000 RECs delivered in 2024. As of December 31, 2024, BVES believes that it has purchased sufficient RECs to be in compliance through 2024 and management does not believe any provision for loss or potential penalties is required as of December 31, 2024. The cost of RECS are recorded to the electric supply cost balancing account when retired. BVES has commitments for RECs under contracts totaling $8.9 million as of December 31, 2024.
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
As of December 31, 2024, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2024, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the cleanup at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
Contracted Services:
Most of ASUS’s contract services are provided to the U.S. government pursuant to the terms of the initial 50-year, firm fixed-price contracts and additional firm fixed-price contracts subject to annual economic price adjustments, and one 15-year contract with the U.S. government. ASUS’s subsidiaries also, from time to time, perform construction services on military bases as a subcontractor or pursuant to a task order agreement. Entering into contracts with the U.S. government subjects ASUS and its subsidiaries to potential government audits or investigations of its business practices and compliance with government procurement statutes and regulations.
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

Note 16 — Leases
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2024, Registrant has right-of-use assets of $8.0 million, short-term operating lease liabilities of $2.1 million and long-term operating lease liabilities of $6.4 million. Currently, Registrant does not have any financing leases.
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
Registrant’s supplemental lease information is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023

Operating lease costs	$2,543	$2,486
Short-term lease costs	$323	$147

Weighted average remaining lease term (in years)	3.87	4.55
Weighted-average discount rate	4.7%	4.0%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$2,210	$565
For the years 2024, 2023 and 2022, Registrant’s consolidated rent expense was approximately $2.6 million, $2.3 million and $2.6 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases as of December 31, 2024 are as follows (in thousands):

2025	$2,422
2026	2,373
2027	2,087
2028	1,786
2029	617
Thereafter	—
Total lease payments	9,285
Less: imputed interest	817
Total lease obligations	8,468
Less: current obligations	2,074
Long-term lease obligations	$6,394
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
GSWC and BVES are CPUC regulated public utilities with business activities conducted in California. Activities of ASUS and its subsidiaries are conducted in California, Florida, Kansas, Maryland, Massachusetts, New Mexico, North Carolina, South Carolina, Texas and Virginia.  Some of ASUS’s wholly owned subsidiaries are regulated by the state in which the subsidiary primarily conducts water and/or wastewater operations.  Fees charged for operations and maintenance and renewal and replacement services are based upon the terms of the contracts with the U.S. government, which have been filed, as appropriate, with the commissions in the states in which ASUS’s subsidiaries are incorporated.
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (Segment Reporting: Improvements to Reportable Segment Disclosures). The new standard enhanced reportable segment disclosures and expanded the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures of significant segment expenses. Registrant adopted the new guidance of this standard on its segment disclosures and have applied the disclosures retrospectively to prior periods presented in the tables below.
Registrant evaluates the performance of its reportable segments based on segment net income (loss). Registrant’s chief operating decision maker is the chief executive officer. The chief operating decision maker uses segment net income (loss) as a financial measure as part of the annual operating budget and forecasting process to monitor monthly financial activities of its segments. This financial information is reviewed and evaluated by the chief operating decision maker in making segment operating, capital, and business decisions.
The following tables present information by reportable segment and AWR (parent) that reconcile segment net income (loss) to total consolidated net income (loss) and segment assets to total consolidated assets. The utility plant balances are net of respective accumulated provisions for depreciation. The net property, plant and equipment of the electric segment is presented net of Contributions in Aid of Construction (CIAC). Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS’s subsidiaries and property installed by developers and conveyed to GSWC and BVES.

	For The Year Ended December 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$417,410	$51,645	$126,404	$595,459	$—	$595,459
Less:
Supply costs	111,823	11,357	—	123,180	—	123,180
Other operation	28,349	3,424	9,545	41,318	—	41,318
Administrative and general	64,510	13,241	23,183	100,934	7	100,941
Depreciation and amortization expense (1)	37,187	3,160	3,300	43,647	—	43,647
Maintenance	9,788	5,901	4,566	20,255	—	20,255
Property and other taxes	22,233	2,399	2,459	27,091	—	27,091
ASUS construction expense	—	—	54,544	54,544	—	54,544
Segment operating income (loss)	143,520	12,163	28,807	184,490	(7)	184,483

Interest expense	(38,532)	(3,812)	(2,166)	(44,510)	(5,872)	(50,382)
Interest income	6,018	976	782	7,776	98	7,874
Gain (loss) on investments held in a trust	5,293	—	—	5,293	—	5,293
Income tax expense (benefit)	22,869	2,541	6,699	32,109	(1,936)	30,173
Other segment items income (expense) (2)	1,033	968	(82)	1,919	254	2,173
Segment net income (loss)	94,463	7,754	20,642	122,859	(3,591)	119,268

	For The Year Ended December 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	197,355	29,980	4,625	231,960	—	231,960

	For The Year Ended December 31, 2023
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$433,473	$41,832	$120,394	$595,699	$—	$595,699
Less:
Supply costs	120,382	11,554	—	131,936	—	131,936
Other operation	29,064	4,057	7,150	40,271	—	40,271
Administrative and general	59,313	8,745	20,431	88,489	(216)	88,273
Depreciation and amortization expense (1)	35,886	3,256	3,261	42,403	—	42,403
Maintenance	9,906	924	3,388	14,218	—	14,218
Property and other taxes	19,845	2,100	2,101	24,046	—	24,046
ASUS construction expense	—	—	57,912	57,912	—	57,912
Other	(100)	—	—	(100)	—	(100)
Segment operating income (loss)	159,177	11,196	26,151	196,524	216	196,740

Interest expense	(31,283)	(3,298)	(2,127)	(36,708)	(6,054)	(42,762)
Interest income	5,557	1,060	806	7,423	(7)	7,416
Gain (loss) on investments held in a trust	5,008	—	—	5,008	—	5,008
Income tax expense (benefit)	35,689	1,515	6,109	43,313	(1,714)	41,599
Other segment items income (expense) (2)	(62)	36	(125)	(151)	269	118
Segment net income (loss)	102,708	7,479	18,596	128,783	(3,862)	124,921

	For The Year Ended December 31, 2023
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	160,939	25,372	2,229	188,540	—	188,540

	The Year Ended December 31, 2022
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$340,602	$39,986	$110,940	$491,528	$—	$491,528
Less:
Supply costs	98,228	11,682	—	109,910	—	109,910
Other operation	28,117	3,311	6,667	38,095	—	38,095
Administrative and general	58,358	7,901	19,923	86,182	8	86,190
Depreciation and amortization expense (1)	34,805	2,792	3,718	41,315	—	41,315
Maintenance	9,559	723	3,110	13,392	—	13,392
Property and other taxes	19,080	1,837	1,977	22,894	—	22,894
ASUS construction expense	—	—	53,171	53,171	—	53,171
Other	—	—	(75)	(75)	—	(75)
Segment operating income (loss)	92,455	11,740	22,449	126,644	(8)	126,636

Interest expense	(22,742)	(1,225)	(743)	(24,710)	(2,317)	(27,027)
Interest income	1,083	394	875	2,352	(26)	2,326
Gain (loss) on investments held in a trust	(5,177)	—	—	(5,177)	—	(5,177)
Income tax expense (benefit)	16,346	2,439	5,476	24,261	(597)	23,664
Other segment items income (expense) (2)	4,497	406	141	5,044	258	5,302
Segment net income (loss)	53,770	8,876	17,246	79,892	(1,496)	78,396

	The Year Ended December 31, 2022
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	146,730	18,069	1,441	166,240	—	166,240
____________________________
(1)      Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.6 million, $0.9 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)    Other segment items primarily consist of a) non-service cost components related to GSWC’s benefit plans, and b) AFUDC on BVES capital projects.
(3)     Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS's subsidiaries and property installed by developers and conveyed to GSWC and BVES.

The following table reconciles segment net property, plant and equipment to total consolidated assets (in thousands):

	As Of December 31, 2024
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,911,369	$170,349	$17,907	$2,099,625	$—	$—	$2,099,625
Other assets	220,612	50,048	126,279	396,939	1,045,732	(1,042,087)	400,584
Total consolidated assets	$2,131,981	$220,397	$144,186	$2,496,564	$1,045,732	$(1,042,087)	$2,500,209

	As Of December 31, 2023
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,735,534	$140,279	$16,467	$1,892,280	$—	$—	$1,892,280
Other assets	180,621	35,241	133,863	349,725	922,901	(918,784)	353,842
Total consolidated assets	$1,916,155	$175,520	$150,330	$2,242,005	$922,901	$(918,784)	$2,246,122

(4) The utility plant balances are net of respective accumulated provisions for depreciation.

Note 18 — Allowance for Doubtful Accounts
Registrant’s allowance for doubtful accounts is developed based on expected credit losses and other considerations that may impact the customers’ ability to pay their bills. The estimate considers customer payment history and trends but also any COVID relief funds that Registrant received.
The CPUC had authorized GSWC and BVES to track incremental costs including bad debt expense in excess of what is included in their respective revenue requirements and costs incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery. In March 2024, as a result of the Extended Arrearage Program approved by the governor of California, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. In January 2022, GSWC received $9.5 million in COVID relief funds from the state of California through the initial California Water and Wastewater Arrearage Payment Program, which were applied to delinquent customers’ eligible balances incurred during the COVID-19 pandemic. During 2022, BVES received a total of $0.5 million from the state of California for similar relief funding for unpaid electric bills incurred during the pandemic. Pursuant to CPUC requirements, as of December 31, 2024, 2023 and 2022, GSWC and BVES reflected these relief funds as a reduction to its COVID-19 memorandum accounts, as well as a reduction to its estimated allowance for doubtful accounts. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended.
Other accounts receivable consist primarily of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2024, 2023 and 2022 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$3,590	$4,440	$3,569
Provision charged (1)	1,717	932	2,842
Accounts written off, net of recoveries (2)	(1,629)	(1,782)	(1,971)
Balance at end of year	$3,678	$3,590	$4,440

Allowance for doubtful accounts related to accounts receivable-customer	$3,568	$3,537	$4,387
Allowance for doubtful accounts related to other accounts receivable	110	53	53
Total allowance for doubtful accounts	$3,678	$3,590	$4,440
(1)    The 2022 balance includes amounts in excess of GSWC’s and BVES’s respective revenue requirements incurred during the COVID-19 pandemic. These incremental amounts were recorded as regulatory assets in the COVID-19 memorandum accounts.
(2)    Reflects consideration of government relief funds received in 2024 and 2022 from the state of California for unpaid water and electric utility bills incurred during the pandemic. In 2024, a total of $3.5 million was received for unpaid water bills. Additionally, in 2022, $9.5 million and $0.5 million was received for unpaid water and electric utility bills, respectively.

	GSWC
	December 31,
(dollars in thousands)	2024	2023	2022
Balance at beginning of year	$3,447	$4,196	$3,221
Provision charged (3)	1,366	754	2,501
Accounts written off, net of recoveries (4)	(1,335)	(1,503)	(1,526)
Balance at end of year	$3,478	$3,447	$4,196

Allowance for doubtful accounts related to accounts receivable-customer	$3,368	$3,394	$4,143
Allowance for doubtful accounts related to other accounts receivable	110	53	53
Total allowance for doubtful accounts	$3,478	$3,447	$4,196

(3) The 2022 balance includes amounts in excess of GSWC’s revenue requirement incurred during the COVID-19 pandemic. This incremental amount was recorded as a regulatory asset in the COVID-19 memorandum account.
(4) Reflects consideration of government relief funds received in 2024 and 2022 from the state of California for unpaid water utility bills incurred during the pandemic. A total of $3.5 million was received in 2024 and $9.5 million was received in 2022 for unpaid water utility bills.
Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Taxes and Interest Paid:
Income taxes paid, net	$27,850	$34,682	$27,370	$22,840	$31,625	$20,155
Interest paid, net of capitalized interest	50,347	39,367	26,005	37,994	28,099	22,294

Non-Cash Transactions:
Accrued payables for investment in utility plant	49,600	34,906	40,034	44,256	33,465	38,302
Property installed by developers and conveyed	9,840	4,690	1,549	9,840	4,690	1,549

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2024.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.
On December 30, 2024, GSWC issued 2.7586 common shares to AWR in exchange for a contribution of $40.0 million. These shares were issued in a private placement, and the proceeds were used to pay outstanding borrowings under GSWC’s credit agreement and to fund GSWC’s operations and capital expenditures. GSWC issued the common shares upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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
Securities Authorized for Issuance under Equity Compensation Plans:
AWR has made stock awards to its executive officers and managers under the 2016 employee plan. It has also made stock awards to its non-employee directors under the 2003 and 2023 director plans. Information regarding the securities, which have been issued and which are available for issuance under these plans is set forth in the table below as of December 31, 2024. This table does not include any AWR Common Shares that may be issued under our 401(k) plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities Reflected in the first column)(3)
Equity compensation plans approved by shareholders	169,310	N/A	993,844
Equity compensation plans not approved by shareholders	–	–	–
Total	169,310	N/A	993,844
____________________________
(1)Amount shown in this column consists of 35,293 time-vested restricted stock units outstanding under the 2016 employee plan (including dividend equivalents thereon with respect to declared dividends), 111,019 performance awards at the maximum level (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2016 employee plan, and 22,998 restricted stock units (including dividend equivalents thereon with respect to declared dividends) outstanding under the 2003 directors plan.
(2)Amount shown in this column is for options granted only. As of December 31, 2024, there were no options outstanding.
(3)Amount shown in this column consists of 191,699 shares available under the 2003 directors plan, 242,242 shares available under the 2023 directors plan, and 559,903 shares available under the 2016 employee plan. The only increase in restricted stock units in the 2003 directors plan will come from restricted stock units that may be issued under the 2003 directors plan pursuant to dividend equivalent rights on dividends not yet declared with respect to restricted stock units previously granted under the 2003 directors plan. No additional stock awards may be granted under the 2003 directors plan.

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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	135.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.
(b)    Exhibits:

3.1	Amended and Restated By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed for September 30, 2023

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

10.13
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 3, 2017 (2)

10.14	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.15	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.16	Form of 2024 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 15, 2024 (2)

10.17	Separation Agreement and General Release of Claims dated August 10, 2021 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 13, 2021 (2)

10.18	Retirement Agreement and General Release of Claims effective January 14, 2022, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.19	Contract for Professional Services effective January 15, 2022, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on January 21, 2022 (2)

10.20	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.21	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.22	Form of Indemnification Agreement for directors and officers incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 2022 (2)
10.23	Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 31, 2023 (2)

10.24	Form of 2023 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 31, 2023 (2)

19.1	Insider Trading Policy incorporated by reference to Exhibit 19.1 to Registrant’s Form 10-K for the year ended December 31, 2023

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		February 19, 2025
Anne M. Holloway
Chairman of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 19, 2025
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 19, 2025
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ DIANA M. BONTÁ		February 19, 2025
Diana M. Bontá
Director of AWR and GSWC

/s/ STEVEN D. DAVIS		February 19, 2025
Steven D. Davis
Director of AWR and GSWC

/s/ THOMAS A. EICHELBERGER		February 19, 2025
Thomas A. Eichelberger
Director of AWR and GSWC

/s/ ROGER M. ERVIN		February 19, 2025
Roger M. Ervin
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		February 19, 2025
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		February 19, 2025
C. James Levin
Director of AWR and GSWC

/s/ CAROLINE A. WINN		February 19, 2025
Caroline A. Winn
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
Assets

Cash and equivalents	$5,913	$3,547
Prepayments and other current assets	—	116
Income taxes receivable	51	39
Intercompany note receivables	22,004	39,044
Total current assets	27,968	42,746

Investments in subsidiaries	1,006,781	870,020
Deferred taxes and other assets	10,983	10,135
Total assets	$1,045,732	$922,901

Liabilities and Capitalization
Income taxes payable	3,281	2,422
Other liabilities	235	577
Total current liabilities	3,516	2,999

Notes payable to bank	120,000	141,500
Deferred taxes and other liabilities	2,165	2,293
Total other liabilities	122,165	143,793

Common shareholders’ equity	920,051	776,109
Total capitalization	920,051	776,109

Total liabilities and capitalization	$1,045,732	$922,901

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	5,527	5,576	2,093
Loss before equity in earnings of subsidiaries and income taxes	(5,527)	(5,576)	(2,093)

Equity in earnings of subsidiaries	122,859	128,783	79,892

Income before income taxes	117,332	123,207	77,799

Income tax benefit	(1,936)	(1,714)	(597)

Net income	$119,268	$124,921	$78,396

Weighted Average Number of Common Shares Outstanding	37,464	36,976	36,955
Basic Earnings Per Common Share	$3.17	$3.37	$2.12

Weighted Average Number of Diluted Common Shares Outstanding	37,583	37,077	37,039
Fully Diluted Earnings per Common Share	$3.17	$3.36	$2.11

Dividends Paid Per Common Share	$1.791	$1.655	$1.525

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities	$47,069	$67,041	$56,398

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	17,000	121,000	(81,000)
Increase in investment of subsidiary	(62,000)	(10,000)	—
Net cash provided (used) by investing activities	(45,000)	111,000	(81,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	88,814	—	—
Net changes in notes payable to banks	(21,500)	(113,392)	81,000
Dividends paid	(67,017)	(61,195)	(56,356)
Net cash provided (used) by financing activities	297	(174,587)	24,644

Net change in cash and cash equivalents	2,366	3,454	42
Cash and equivalents at beginning of period	3,547	93	51

Cash and equivalents at the end of period	$5,913	$3,547	$93

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
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $165.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to ASUS in support of their operations and itself. Prior to the new credit agreement executed in June 2023, described below, AWR (parent) had a credit facility with borrowing capacity of up to $280.0 million and had provided funds to both GSWC and ASUS in support of their operations. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as intercompany note receivables on the Condensed Balance Sheets.  The interest rate charged to its subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
AWR may, from time to time, also make equity investments in its subsidiaries in support of their operations as described below.
On December 30, 2024, GSWC issued 2.7586 Common Shares to AWR for total proceeds of approximately $40.0 million. GSWC used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
In September 2024, BVES issued eleven Common Shares to AWR for total proceeds of $22.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
In January 2023, GSWC issued one Common Share to AWR (parent) for $10.0 million. In January 2023, GSWC issued $130.0 million in unsecured long-term notes in a private placement. GSWC used the proceeds from both the issuance of equity and long-term debt to pay-off all intercompany borrowings from AWR (parent).
AWR (parent) guarantees performance of ASUS’s contracts with the U.S. government and agrees to provide necessary resources, including financing, which are necessary to assure the complete and satisfactory performance of such contracts.
Note 2 — Note Payable to Banks
On June 28, 2023, AWR (parent) entered into a new credit agreement with a term of five years provided by a syndicate of banks and financial institutions. The credit agreement will mature on June 28, 2028. In connection with the new credit agreement, AWR (parent) incurred legal and other fees totaling $0.6 million. The syndicated credit facility replaced AWR (parents)’s previous credit agreement with a sole bank where it had a borrowing capacity of $280.0 million. Funds from the new facility were used to pay-off in full all outstanding borrowings under AWR (parent)’s prior credit facility.
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
As of December 31, 2024, outstanding borrowings under its credit facility of $120.0 million have been classified as a non-current liability on its Condensed Balance Sheet.
The credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR (parent) and its subsidiaries, other than BVES. AWR (parent) is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR (parent), other than BVES, will result in a default under its credit agreement. As of December 31, 2024, AWR (parent) had a debt ratio of 0.51 to 1.00.

AWR (parent)'s borrowing activities (excluding letters of credit) for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
(in thousands, except percent)	2024	2023
Balance Outstanding at December 31,	$120,000	$141,500
Interest Rate at December 31,	5.44%	6.45%
Average Amount Outstanding	$122,896	$156,533
Weighted Average Annual Interest Rate	6.29%	5.92%
Maximum Amount Outstanding	$145,500	$257,500
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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amounts of $51.1 million, $71.4 million and $56.4 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2024, 2023 and 2022, respectively.