Form 10-Q
period 2025-03-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2025-05-07
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2025

or

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

As of May 6, 2025, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 38,508,767. As of May 6, 2025, all of the 173.7586 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY
FORM 10-Q

INDEX

GLOSSARY OF TERMS

The following terms and acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction
ASUS	American States Utility Services, Inc.
ATM	At-The-Market Offering Program
AWR	American States Water Company
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
Cal Advocates	Public Advocates Office of the California Public Utilities Commission
COC	Cost of Capital
CPUC	California Public Utilities Commission
DDW	Division of Drinking Water
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
GRC	General Rate Case
GSWC	Golden State Water Company
ICBA	Incremental Cost Balancing Account
M-WRAM	Monterey-style Water Revenue Adjustment Mechanism
MCBA	Modified Cost Balancing Account
ODUS	Old Dominion Utility Services, Inc.
ONUS	Old North Utility Services, Inc.
Projects	Storage System and the Bear Valley Solar Energy Project
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
Registrant	American States Water Company and Golden State Water Company
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SWRCB	State Water Resources Control Board
TUS	Terrapin Utility Services, Inc.
U.S.	United States
U.S. EPA	U.S. Environmental Protection Agency
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

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
•the ability of GSWC and BVES to recover their respective costs through regulated rates, including increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, and increased costs of operation and maintenance and capital investments due to inflation, tariffs imposed, supply chain disruptions and increases in interest rates, while facing an increase in customer rate increase opposition and possible reluctance from the CPUC to pass through all such costs to customers;
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
•the impact of inflation, tariffs imposed and supply chain disruptions on our operational costs and costs of capital that may not be recovered in rates for our regulated utilities and through economic price adjustments for our military bases;
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2025	December 31, 2024
Property, Plant and Equipment
Regulated utility plant, at cost	$2,744,705	$2,703,127
Non-utility property, at cost	46,314	44,697
Total	2,791,019	2,747,824
Less - accumulated depreciation	(653,528)	(648,199)
Net property, plant and equipment	2,137,491	2,099,625

Other property and investments	49,720	50,418

Current Assets
Cash and cash equivalents	21,229	26,661
Accounts receivable — customers (less allowance for doubtful accounts of $3,558 in 2025 and $3,568 in 2024)	34,013	37,699
Unbilled receivable	35,645	28,446
Receivable from the U.S. government (Note 2)	35,944	41,000
Other accounts receivable (less allowance for doubtful accounts of $131 in 2025 and $110 2024)	3,768	6,415
Income taxes receivable	30	65
Materials and supplies	15,516	15,140
Regulatory assets — current	54,242	50,504
Prepayments and other current assets	13,729	7,286
Contract assets (Note 2)	24,120	20,130
Total current assets	238,236	233,346

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	2,801	3,423
Receivable from the U.S. government (Note 2)	35,356	35,486
Contract assets (Note 2)	428	1,518
Operating lease right-of-use assets	7,463	8,028
Regulatory assets	32,517	27,101
Other	41,441	41,264
Total other assets	120,006	116,820

Total Assets	$2,545,453	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2025	December 31, 2024
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 38,508,589 shares in 2025 and 38,151,027 shares in 2024	$382,480	$355,143
Retained earnings	573,927	564,908
Total common shareholders’ equity	956,407	920,051
Long-term debt	690,208	640,382
Total capitalization	1,646,615	1,560,433

Current Liabilities
Notes payable to banks	143,000	124,000
Long-term debt — current	390	385
Accounts payable	67,771	88,591
Income taxes payable	6,756	481
Accrued other taxes	13,656	16,694
Accrued employee expenses	18,640	15,523
Accrued interest	9,798	8,133
Contract liabilities (Note 2)	7,747	5,662
Operating lease liabilities	2,032	2,074
Purchase power contract derivative at fair value (Note 5)	13,094	8,823
Other	11,412	15,159
Total current liabilities	294,296	285,525

Other Credits
Notes payable to banks	106,000	165,000
Advances for construction	69,926	69,856
Contributions in aid of construction – net	161,497	160,306
Deferred income taxes	183,787	180,173
Regulatory liabilities	27,167	22,926
Unamortized investment tax credits	925	942
Accrued pension and other postretirement benefits	34,432	33,816
Operating lease liabilities	5,861	6,394
Other	14,947	14,838
Total other credits	604,542	654,251

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,545,453	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2025 AND 2024
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Operating Revenues
Water	$102,003	$90,265
Electric	15,002	12,205
Contracted services	31,008	32,781
Total operating revenues	148,013	135,251

Operating Expenses
Water purchased	16,308	13,761
Power purchased for pumping	3,149	2,832
Groundwater production assessment	5,679	4,854
Power purchased for resale	6,068	4,332
Supply cost balancing accounts	(1,716)	(608)
Other operation	10,490	9,623
Administrative and general	26,875	25,347
Depreciation and amortization	11,582	10,722
Maintenance	4,147	3,225
Property and other taxes	6,952	6,487
ASUS construction	12,933	15,702
Total operating expenses	102,467	96,277

Operating Income	45,546	38,974

Other Income and Expenses
Interest expense	(12,082)	(12,855)
Interest income	2,013	2,070
Other, net	(171)	2,342
Total other income and expenses, net	(10,240)	(8,443)

Income before income tax expense	35,306	30,531

Income tax expense	8,462	7,396

Net Income	$26,844	$23,135

Weighted Average Number of Common Shares Outstanding	38,253	37,030
Basic Earnings Per Common Share	$0.70	$0.62

Weighted Average Number of Diluted Shares	38,354	37,107
Fully Diluted Earnings Per Common Share	$0.70	$0.62

Dividends Paid Per Common Share	$0.4655	$0.4300

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	38,151	$355,143	$564,908	$920,051
Add:
Net income			26,844	26,844
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	335	25,648		25,648
Issuances of Common Shares under stock-based compensation plans	23	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,626		1,626
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			17,762	17,762
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2025	38,509	$382,480	$573,927	$956,407

	Three Months Ended March 31, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$26,844	$23,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,844	10,885
Provision for doubtful accounts	581	352
Deferred income taxes and investment tax credits	2,153	2,731
Stock-based compensation expense	2,723	2,505
Loss (gain) on investments held in a trust	586	(2,070)
Other — net	233	128
Changes in assets and liabilities:
Accounts receivable — customers	3,105	5,001
Unbilled receivable	(6,576)	(2,264)
Other accounts receivable	2,626	1,848
Receivables from the U.S. government	5,186	6,916
Materials and supplies	(376)	1,349
Prepayments and other assets	(5,975)	(5,773)
Contract assets	(2,900)	(106)
Regulatory assets/liabilities	1,143	(2,234)
Accounts payable	(2,387)	(3,071)
Income taxes receivable/payable	6,310	4,615
Contract liabilities	2,085	(699)
Accrued pension and other postretirement benefits	434	693
Other liabilities	(2,578)	1,870
Net cash provided (used)	45,061	45,811

Cash Flows From Investing Activities:
Capital expenditures	(67,565)	(47,550)
Other investing activities	194	136
Net cash provided (used)	(67,371)	(47,414)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	25,715	16,088
Receipt of advances for and contributions in aid of construction	1,973	2,332
Refunds on advances for construction	(1,435)	(752)
Repayments of long-term debt	(119)	(115)
Proceeds from the issuance of long-term debt, net of issuance costs	49,807	—
Net changes in notes payable to banks	(40,000)	4,000
Dividends paid	(17,762)	(15,905)
Other financing activities	(1,301)	(1,111)
Net cash provided (used)	16,878	4,537
Net change in cash and cash equivalents	(5,432)	2,934
Cash and cash equivalents, beginning of period	26,661	14,073
Cash and cash equivalents, end of period	$21,229	$17,007

Non-cash transactions:
Accrued payables for investment in utility plant	$31,099	$38,435
Property installed by developers and conveyed	$1,958	$2,210

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	March 31, 2025	December 31, 2024
Utility Plant
Utility plant, at cost	$2,510,240	$2,472,625
Less - accumulated depreciation	(565,342)	(561,256)
Net utility plant	1,944,898	1,911,369

Other Property and Investments	47,058	47,753

Current Assets
Cash and cash equivalents	8,773	11,338
Accounts receivable — customers (less allowance for doubtful accounts of $3,242 in 2025 and $3,368 in 2024)	30,350	34,712
Unbilled receivable	18,421	19,417
Other accounts receivable (less allowance for doubtful accounts of $131 in 2025 and $110 in 2024)	2,569	3,122
Intercompany receivable	900	120
Income taxes receivable from Parent	—	3,253
Materials and supplies	7,447	7,543
Regulatory assets — current	44,388	41,099
Prepayments and other current assets	9,972	5,880
Total current assets	122,820	126,484

Other Assets
Operating lease right-of-use assets	7,451	7,981
Other	38,764	38,394
Total other assets	46,215	46,375

Total Assets	$2,160,991	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	March 31, 2025	December 31, 2024
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 173.7586 shares in 2025 and 2024	$415,488	$413,797
Retained earnings	411,885	392,036
Total common shareholder’s equity	827,373	805,833
Long-term debt	605,554	605,547
Total capitalization	1,432,927	1,411,380

Current Liabilities
Notes payable to banks	143,000	124,000
Long-term debt — current	390	385
Accounts payable	52,722	70,896
Income taxes payable	1,940	—
Accrued other taxes	11,038	14,285
Accrued employee expenses	14,656	12,271
Accrued interest	8,387	7,438
Operating lease liabilities	2,032	2,036
Other	10,620	14,468
Total current liabilities	244,785	245,779

Other Credits
Advances for construction	69,906	69,836
Contributions in aid of construction — net	161,497	160,306
Deferred income taxes	169,223	166,410
Regulatory liabilities	27,167	22,926
Unamortized investment tax credits	925	942
Accrued pension and other postretirement benefits	33,933	33,351
Operating lease liabilities	5,861	6,394
Other	14,767	14,657
Total other credits	483,279	474,822

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,160,991	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2025 AND 2024
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Revenues
Water	$102,003	$90,265
Total operating revenues	102,003	90,265

Operating Expenses
Water purchased	16,308	13,761
Power purchased for pumping	3,149	2,832
Groundwater production assessment	5,679	4,854
Supply cost balancing accounts	287	(17)
Other operation	6,675	6,580
Administrative and general	17,657	16,977
Depreciation and amortization	9,824	9,034
Maintenance	2,004	1,828
Property and other taxes	5,624	5,249
Total operating expenses	67,207	61,098

Operating Income	34,796	29,167

Other Income and Expenses
Interest expense	(9,328)	(9,392)
Interest income	1,272	1,511
Other, net	(320)	2,332
Total other income and expenses, net	(8,376)	(5,549)

Income before income tax expense	26,420	23,618

Income tax expense	6,514	5,824

Net Income	$19,906	$17,794

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833
Add:
Net income			19,906	19,906
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,634		1,634
Dividend equivalent rights on stock-based awards not paid in cash		57		57
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			57	57
Balances at March 31, 2025	173.7586	$415,488	$411,885	$827,373

	Three Months Ended March 31, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171.0000	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171.0000	$372,511	$350,672	$723,183

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$19,906	$17,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,067	9,167
Provision for doubtful accounts	412	282
Deferred income taxes and investment tax credits	1,322	2,460
Stock-based compensation expense	2,604	2,425
Loss (gain) on investments held in a trust	586	(2,070)
Other — net	170	91
Changes in assets and liabilities:
Accounts receivable — customers	3,950	5,000
Unbilled receivable	996	1,986
Other accounts receivable	532	1,155
Materials and supplies	96	(299)
Prepayments and other assets	(3,800)	(3,337)
Regulatory assets/liabilities	2,767	(3,935)
Accounts payable	(3,273)	(3,064)
Intercompany receivable/payable	(765)	(843)
Income taxes receivable/payable from/to Parent	5,193	3,262
Accrued pension and other postretirement benefits	400	667
Other liabilities	(4,297)	251
Net cash provided (used)	36,866	30,992

Cash Flows From Investing Activities:
Capital expenditures	(57,858)	(41,278)
Other investing activities	182	136
Net cash provided (used)	(57,676)	(41,142)

Cash Flows From Financing Activities:
Receipt of advances for and contributions in aid of construction	1,973	2,332
Refunds on advances for construction	(1,435)	(752)
Repayments of long-term debt	(119)	(115)
Net changes in notes payable to banks	19,000	14,000
Other financing activities	(1,174)	(1,040)
Net cash provided (used)	18,245	14,425

Net change in cash and cash equivalents	(2,565)	4,275
Cash and cash equivalents, beginning of period	11,338	3,195
Cash and cash equivalents, end of period	$8,773	$7,470

Non-cash transactions:
Accrued payables for investment in utility plant	$29,355	$36,304
Property installed by developers and conveyed	$1,958	$2,210

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
 GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 264,800 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,900 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
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
The consolidated financial statements included herein have been prepared by Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The December 31, 2024 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments consisting of normal, recurring items, and estimates necessary for a fair statement of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K for the year ended December 31, 2024 filed with the SEC.
Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of approximately $1.0 million and $0.9 million during the three month periods ended March 31, 2025 and 2024, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.6 million for each of the three month periods ended March 31, 2025 and 2024. When necessary, AWR will make capital contributions to its regulated utilities in order to maintain the CPUC-authorized capital structure. In addition, as discussed under Liquidity and Financing Activities, under AWR’s credit facility, AWR borrows and provides funds to ASUS in support of its operations.

Liquidity and Financing Activities: On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three months ended March 31, 2025 and 2024, AWR sold 334,548 and 227,981 Common Shares, respectively, through this ATM offering program and raised proceeds of $25.8 million, net of $0.4 million in commissions paid and $16.2 million, net of $0.2 million in commissions paid, respectively, under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million and $0.6 million of other expenses during the three months ended March 31, 2025 and 2024, respectively, which was primarily legal and other costs to support this ATM offering program. As of March 31, 2025, approximately $82.9 million remains available for sale under the ATM offering program.
AWR and GSWC each have credit agreements with a term of five years which mature in June 2028. As of March 31, 2025, the credit agreements provided AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of March 31, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. On May 6, 2025, AWR and GSWC both executed amendments to their credit agreements to extend their credit facility terms from June 2028 to June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of March 31, 2025, AWR’s outstanding borrowings under its credit facility of $106.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations and is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under GSWC’s credit facility are required to be paid-off in full within a 24-month period. GSWC’s next pay-off period ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility of $143.0 million as of March 31, 2025 are classified as current liabilities in AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. On March 13, 2025, the CPUC issued a final decision in GSWC’s financing application, which approves, among other items, GSWC’s request to issue up to $750.0 million of new long-term debt and equity securities. GSWC expects to issue long-term debt and equity during the second quarter of 2025 to facilitate the pay-off of all outstanding borrowings under its credit facility, after which GSWC may borrow under the credit facility again.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a borrowing capacity of $65.0 million, and expires on July 1, 2026. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s extended pay-off period as approved by the CPUC was set to end on May 1, 2025. On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes satisfying the CPUC’s requirement. As of March 31, 2025, there are no outstanding borrowings under this facility.
Recent Accounting Pronouncements: In December 2023, the FASB issued Accounting Standards Update 2023-09 (Improvements to Income Tax Disclosures) requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for annual periods beginning after December 15, 2024 and will be applied prospectively to the annual income tax disclosures starting with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025. Registrant is currently evaluating the impact of this standard on its annual income tax disclosures.
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
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three months ended March 31, 2025 and 2024, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Water:
Tariff-based revenues	$100,331	$84,661
CPUC-approved surcharges (cost-recovery activities)	805	547
Other	611	582
Water revenues from contracts with customers	101,747	85,790
M-WRAM/WRAM under/(over)-collection (alternative revenue programs) (1)	256	4,475
Total water revenues	102,003	90,265

Electric:
Tariff-based revenues	13,733	12,673
CPUC-approved surcharges (cost-recovery activities)	43	74
Electric revenues from contracts with customers	13,776	12,747
BRRAM under/(over)-collection (alternative revenue program)	1,226	(542)
Total electric revenues	15,002	12,205

Contracted services:
Water	16,612	21,567
Wastewater	14,396	11,214
Contracted services revenues from contracts with customers	31,008	32,781

Total AWR revenues	$148,013	$135,251

(1) On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case (“GRC”) that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027, with rates retroactive to January 1, 2025. The final decision rejected GSWC’s request for the continuation of the WRAM, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. During the three months ended March 31, 2025, the balances recorded in the new M-WRAM were not material.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Unbilled receivables	$18,307	$10,910
Receivable from the U.S. government	$71,300	$76,486
Contract assets	$24,548	$21,648
Contract liabilities	$7,747	$5,662
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the three months ended March 31, 2025, which were included in contract liabilities at the beginning of the period were approximately $1.4 million. Contracted services revenues recognized during the three months ended March 31, 2025 from performance obligations satisfied in previous periods were not material.
As of March 31, 2025, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.1 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 14 to 49 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At March 31, 2025, GSWC and BVES had $59.6 million of net regulatory assets on the balance sheets, which included $153.6 million of regulatory assets net of $94.0 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $31.8 million of regulatory assets not accruing a carrying cost, which included $15.7 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $13.1 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.0 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $90.8 million of regulatory liabilities not incurring interest that consisted of $67.5 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $23.3 million related to the net over funded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest).
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

(dollars in thousands)	March 31, 2025	December 31, 2024
GSWC
2025 general rate case memorandum account (unbilled revenue)	$4,416	$—
2022/2023 general rate case memorandum accounts (unbilled revenue)	34,494	37,711
Water revenue adjustment mechanism, net of modified cost balancing account	23,421	29,738
Asset retirement obligations	7,660	7,501
Flowed-through deferred income taxes, net	13,909	12,506
Low income rate assistance balancing accounts	9,835	8,834
Other regulatory assets	12,138	11,352
Excess deferred income taxes	(63,610)	(63,682)
Pensions and other post-retirement obligations	(24,115)	(25,179)
Other regulatory liabilities	(927)	(608)
Total GSWC	$17,221	$18,173
BVES
Derivative instrument memorandum account (Note 5)	$13,094	$8,823
2023/2024 general rate case memorandum accounts (unbilled revenue)	10,036	9,777
Wildfire mitigation and other fire prevention related costs memorandum accounts	14,755	14,681
Other regulatory assets	9,890	8,853
Other regulatory liabilities	(5,404)	(5,628)
Total BVES	$42,371	$36,506

Total AWR	$59,592	$54,679

Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2024.
2025 General Rate Case Memorandum Account:
On August 14, 2023, GSWC filed a general rate case application for all of its water regions and the general office. On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027. GSWC continued to bill its customers based on the existing adopted 2024 rates until the new 2025 rates were approved and implemented effective February 1, 2025. GSWC had filed with the CPUC to establish a memorandum account to track interim rates, which made the new 2025 rates retroactive to January 1, 2025. As of March 31, 2025, there is an aggregate cumulative balance of $4.4 million under-collection recorded as a regulatory asset for retroactive water revenues. On April 14, 2025, GSWC filed an advice letter to recover the cumulative retroactive amounts related to January 2025 with a 12-month surcharge effective May 1, 2025.
2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024, with new rates retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of March 31, 2025, there is an aggregate cumulative amount of $34.5 million under-collection in the general rate case memorandum account that GSWC has recorded as a regulatory asset for retroactive water revenues.
Alternative-Revenue Programs:
Since 2008 and through December 31, 2024, GSWC recorded the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. As of March 31, 2025, GSWC had an aggregated net regulatory asset of $23.4 million, which is comprised of a $22.6 million under-collection in the WRAM accounts and a $0.8 million under-collection in the MCBA accounts, both related to pre-2025 revenue and supply cost activity. On March 31, 2025, GSWC filed an advice letter to recover all pre-2025 WRAM/MCBA balances. The surcharges filed were made effective May 1, 2025, with the majority of the balances to be recovered within 18 months.
The CPUC’s final decision in connection with the most recent GRC rejected GSWC’s request for the continuation of the WRAM and MCBA, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The new M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. The new ICBA for supply costs tracks differences between the CPUC-authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Both the M-WRAM and the ICBA were effective January 1, 2025. During the three months ended March 31, 2025, the balances recorded in the new M-WRAM and ICBA were not material.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM and M-WRAM balances within 24 months following the year in which an under-collection is recorded. As of March 31, 2025, there were no significant WRAM or M-WRAM under-collections that were estimated to be collected over more than a 24 month period.
BVES Regulatory Assets:
On January 16, 2025, the CPUC adopted a final decision that, among other things, set the new rates for the years 2023 – 2026 and adopted a settlement agreement in its entirety. BVES was authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023 with new 2025 rates implemented effective March 1, 2025. Because of the delay in finalizing the electric general rate case, billed electric revenues for the years of 2023, 2024 and through February 2025, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 rates authorized by the CPUC for future recovery. As of March 31, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $10.0 million. On February 28, 2025, BVES filed an advice letter to recover the cumulative retroactive amounts related to 2023 and 2024 through a surcharge to be collected over a 36-month period. The surcharge was implemented and made effective on April 1, 2025. Furthermore, the impact of the new rates related to the months of January and February 2025 have been added to the Base Revenue Requirement Adjustment Mechanism balancing account for future recovery.
Among other things, the settlement agreement adopted in the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a CPUC final decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of March 31, 2025, BVES had a total of approximately $14.8 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed advice letters to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$26,844	$23,135
Less: impact from participating securities	81	56
Total income available to common shareholders	$26,763	$23,079

Weighted average Common Shares outstanding, basic	38,253	37,030

Basic earnings per Common Share	$0.70	$0.62
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of March 31, 2025 and 2024 under these plans.

The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Common shareholders earnings, basic	$26,763	$23,079
Undistributed earnings for dilutive restricted stock units	27	17
Total common shareholders earnings, diluted	$26,790	$23,096

Weighted average Common Shares outstanding, basic	38,253	37,030
Stock-based compensation (1)	101	77
Weighted average Common Shares outstanding, diluted	38,354	37,107

Diluted earnings per Common Share	$0.70	$0.62
(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 153,583 and 128,668 restricted stock units, including performance awards to officers of the Company at March 31, 2025 and 2024, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three months ended March 31, 2025 and 2024, AWR sold 334,548 and 227,981 Common Shares, respectively, through its ATM offering program and raised proceeds of $25.8 million, net of $0.4 million in commissions paid and $16.2 million, net of $0.2 million in commissions paid, respectively (Note 1). During the three months ended March 31, 2025 and 2024, AWR also issued 23,014 and 20,290 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the three months ended March 31, 2025 and 2024, AWR paid $1.3 million and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the three months ended March 31, 2025 and 2024, GSWC paid $1.2 million and $1.0 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended March 31, 2025 and 2024, AWR paid quarterly dividends of approximately $17.8 million, or $0.4655 per share, and $15.9 million, or $0.4300 per share, respectively. During the three months ended March 31, 2025 and 2024, GSWC did not make dividend payments to AWR.
Note 5 — Derivative Instruments
In July 2023, the CPUC approved a new power purchase agreement between BVES and a third party to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 and provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. Under this contract, there is an embedded derivative that is subject to the accounting guidance for derivatives and requires mark-to-market accounting.

The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of March 31, 2025, the fair value of the derivative liability was $13.1 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contract as of March 31, 2025 was 565,488 megawatt hours.
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

To value the derivatives in the purchase power contracts, BVES utilizes various inputs that include quoted market prices for energy over the duration of its contracts. The market prices used to determine the fair value for the derivative instruments were estimated based on independent sources such as broker quotes and publications that are not observable in or corroborated by the market.  When such inputs have a significant impact on the measurement of fair value, the instruments are categorized as Level 3. Accordingly, the valuation of the derivatives within BVES’s purchase power contracts have been classified as Level 3 for all periods presented.
The change in fair value was due to the change in market energy prices during the three months ended March 31, 2025 and 2024. The following table presents changes in the fair value of the Level 3 derivatives for the periods ended March 31, 2025 and 2024:

	For The Three Months Ended March 31,
(dollars in thousands)	2025	2024
Fair value at beginning of the period	$(8,823)	$(2,360)
Unrealized (losses) gains on purchase power contracts	(4,271)	(3,808)
Fair value at end of the period	$(13,094)	$(6,168)
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $40.6 million as of March 31, 2025 and $41.2 million as of December 31, 2024. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. The fair values as of March 31, 2025 and December 31, 2024 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$693,774	$675,174	$643,893	$608,184

	March 31, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$608,774	$588,736	$608,893	$575,749

__________________
(1) Excludes debt issuance costs of approximately $3.2 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively.
(2) Excludes debt issuance costs of approximately $2.8 million and $3.0 million as of March 31, 2025 and December 31, 2024, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 24.0% and 24.2% for the three months ended March 31, 2025 and 2024, respectively. GSWC’s ETR was 24.7% for each of the three months ended March 31, 2025 and 2024.
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

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three months ended March 31, 2025 and 2024 were as follows:

	For The Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Components of Net Periodic Benefits Cost:
Service cost	$774	$850	$27	$32	$181	$358
Interest cost	2,706	2,550	24	23	485	426
Expected return on plan assets	(3,183)	(3,009)	(161)	(142)	—	—
Amortization of prior service cost	108	108	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(291)	(263)	—	(4)
Net periodic benefits costs under accounting standards	405	499	(401)	(350)	666	780
Total expense (benefit) recognized, before surcharges and allocation to overhead pool	$405	$499	$(401)	$(350)	$666	$780

In 2025, Registrant expects to contribute approximately $3.4 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended March 31, 2025 and 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.3 million and $0.1 million, respectively. As of March 31, 2025, GSWC has a $0.8 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense is nearly aligned with the amounts included in electric rates, resulting in an insignificant balance in their pension balancing account as of March 31, 2025.
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
As of March 31, 2025, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.8 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of March 31, 2025, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (Segment Reporting: Improvements to Reportable Segment Disclosures). The standard enhances reportable segment disclosures primarily through enhanced disclosures of significant segment expenses. Registrant evaluates the performance of its reportable segments based on segment net income (loss). Registrant’s chief operating decision maker is the chief executive officer. The chief operating decision maker uses segment net income (loss) as a financial measure as part of the annual operating budget and forecasting process to monitor monthly financial activities of its segments. This financial information is reviewed and evaluated by the chief operating decision maker in making segment operating, capital, and business decisions.
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

	For The Three Months Ended March 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$102,003	$15,002	$31,008	$148,013	$—	$148,013
Less:
Supply costs	25,423	4,065	—	29,488	—	29,488
Other operation	6,675	1,241	2,574	10,490	—	10,490
Administrative and general	17,657	3,098	6,119	26,874	1	26,875
Depreciation and amortization expense (1)	9,824	885	873	11,582	—	11,582
Maintenance	2,004	911	1,232	4,147	—	4,147
Property and other taxes	5,624	686	642	6,952	—	6,952
ASUS construction expense	—	—	12,933	12,933	—	12,933
Segment operating income (loss)	34,796	4,116	6,635	45,547	(1)	45,546

Interest expense	(9,328)	(1,136)	(313)	(10,777)	(1,305)	(12,082)
Interest income	1,272	524	199	1,995	18	2,013
Gain (loss) on investments held in a trust	(586)	—	—	(586)	—	(586)
Income tax expense (benefit)	6,514	1,047	1,377	8,938	(476)	8,462
Other segment items income (expense) (2)	266	169	(20)	415	—	415
Segment net income (loss)	$19,906	$2,626	$5,124	$27,656	$(812)	$26,844

	For The Three Months Ended March 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$57,858	$7,853	$1,854	$67,565	$—	$67,565

	For The Three Months Ended March 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Operating revenues	$90,265	$12,205	$32,781	$135,251	$—	$135,251
Less:
Supply costs	21,430	3,741	—	25,171	—	25,171
Other operation	6,580	989	2,054	9,623	—	9,623
Administrative and general	16,977	2,483	5,886	25,346	1	25,347
Depreciation and amortization expense (1)	9,034	884	804	10,722	—	10,722
Maintenance	1,828	373	1,024	3,225	—	3,225
Property and other taxes	5,249	594	644	6,487	—	6,487
ASUS construction expense	—	—	15,702	15,702	—	15,702
Segment operating income (loss)	29,167	3,141	6,667	38,975	(1)	38,974

Interest expense	(9,392)	(1,196)	(520)	(11,108)	(1,747)	(12,855)
Interest income	1,511	331	203	2,045	25	2,070
Gain (loss) on investments held in a trust	2,070	—	—	2,070	—	2,070
Income tax expense (benefit)	5,824	560	1,560	7,944	(548)	7,396
Other segment items income (expense) (2)	262	26	(16)	272	—	272
Segment net income (loss)	$17,794	$1,742	$4,774	$24,310	$(1,175)	$23,135

	For The Three Months Ended March 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Capital additions (3)	$41,278	$5,216	$1,056	$47,550	$—	$47,550
(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Other segment items primarily consist of a) non-service cost components related to GSWC’s benefit plans, and b) AFUDC on BVES capital projects.
(3) Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS’s subsidiaries and property installed by developers and conveyed to GSWC and BVES.

The following tables reconciles segment net property, plant and equipment to total consolidated assets (in thousands):

	As Of March 31, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,944,898	$173,805	$18,788	$2,137,491	$—	$—	$2,137,491
Other assets	216,093	58,059	131,803	405,955	1,067,797	(1,065,790)	407,962
Total consolidated assets	$2,160,991	$231,864	$150,591	$2,543,446	$1,067,797	$(1,065,790)	$2,545,453

	As Of December 31, 2024
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,911,369	$170,349	$17,907	$2,099,625	$—	$—	$2,099,625
Other assets	220,612	50,048	126,279	396,939	1,045,732	(1,042,087)	400,584
Total consolidated assets	$2,131,981	$220,397	$144,186	$2,496,564	$1,045,732	$(1,042,087)	$2,500,209
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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s earnings divided by AWR’s weighted average number of diluted Common Shares. All of the measures discussed are derived from consolidated financial information of Registrant, but are not presented in our financial statements that are prepared in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). These items constitute “non-GAAP financial measures” under Securities and Exchange Commission rules, which supplement our GAAP disclosures but should not be considered as an alternative to the respective GAAP measures. Furthermore, the non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures of other registrants.
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
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2024 filed with the SEC.
The U.S. government has recently announced a comprehensive set of tariffs. The U.S. government has paused the implementation of certain of these tariffs, and the timing and scope of such tariffs is currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other uncertainties.
Water and Electric Segments:
GSWC’s revenues, operating income and cash flows are earned primarily through delivering potable water to homes and businesses in California. BVES’s revenues, operating income and cash flows are primarily earned through delivering electricity in the Big Bear area of San Bernardino County, California. Rates charged to GSWC and BVES customers are authorized by the CPUC. These rates are intended to allow recovery of operating costs and a reasonable rate of return on invested capital.  GSWC and BVES plan to continue seeking recovery of their operating and supply costs, and receive reasonable returns on invested capital. Capital expenditures in future years at GSWC and BVES are expected to remain at substantially higher levels than depreciation expense. When necessary, GSWC and BVES may obtain funds from external sources in the capital markets and through bank borrowings.
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On January 30, 2025, the CPUC issued a final decision in GSWC’s general rate case application for all its water regions and the general office, which determines new water rates for the years 2025 - 2027. Among other things, the approved settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the approved settlement agreement includes $58.2 million of advice letter capital investments that began construction in 2023 that we expect to file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return, including all applicable components of the revenue requirement after the assets are placed in service up until the assets are placed in customer rates. Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the settlement agreement GSWC’s adopted operating revenues less water supply costs for 2025 are projected to increase by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs.

The final decision also addressed GSWC’s request for various regulatory mechanisms that were litigated during the proceeding. Among other things, the final decision rejected GSWC’s request for the continuation of a full sales and revenue decoupling mechanism such as the WRAM and a full cost balancing account for water supply such as the MCBA, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The final decision also adopted GSWC’s M-WRAM rate design proposal, authorizing GSWC to increase the revenue requirement in its fixed service charges to between 45-48% of the revenue requirement depending on the ratemaking area representing approximately 65% of GSWC’s fixed costs in aggregate. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a blended tier standard quantity rate had been in effect. The ICBA for supply costs tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs. The M-WRAM and ICBA were effective January 1, 2025. GSWC will not be able to recognize under-collections of revenue caused by fluctuations in consumption or changes in water supply cost mix beginning in 2025. However, the final decision did approve GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption.
On March 5, 2025, GSWC filed an application for rehearing of the CPUC’s decision in the 2025-2027 general rate case, asserting that the final decision’s denial of GSWC’s revenue decoupling proposal was not supported by the record. At this time, management cannot predict the outcome of this matter.
The new 2025 rates and the implementation of the new M-WRAM and ICBA regulatory mechanisms approved in the final decision have been reflected in GSWC’s earnings for the three months ended March 31, 2025 that resulted in an increase in recorded revenues of $11.7 million largely from the new rates and an increase in recorded water supply costs of $4.0 million, which combined is an increase of $7.7 million, compared to the same period in 2024. GSWC’s earnings during the first quarter of 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. GSWC obtains its water supplies from a variety of sources, which vary among its water systems and will fluctuate depending on the available source. Furthermore, the demand for water varies by season. For instance, water consumption tends to be higher during the third quarter of each year when weather in California is hotter and dryer. During cooler periods, such as the first quarter, GSWC’s customers generally use less water, and as a result, GSWC’s pumped water sources are capable of meeting a greater portion of customer demand. Therefore, the favorable water supply source mix experienced during the first quarter may or may not continue during the remainder of the 2025 year, and without a full cost balancing account for water supply, GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
GSWC Cost of Capital (“COC”) Proceeding:
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
Electric General Rate Case for the years 2023–2026
On January 16, 2025, the CPUC adopted a final decision in BVES’s general rate case proceeding that set the new electric rates retroactive to January 1, 2023 and approves the settlement agreement reached between BVES, Cal Advocates and another intervenor in its entirety. Among other things, the settlement agreement, (i) settles and adopts the revenue requirements for each of the four years 2023 through 2026, (ii) authorizes BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and at least an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed; (iii) adopts a cost of capital that increases BVES’s adopted return on equity from 9.6% to 10.0%, lowers the cost of debt from 6.6% to 5.51%, and maintains the capital structure of 57% equity and 43% debt, and (iv) approves for recovery the requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans that were previously not included in customer rates.
The new electric rates were implemented on March 1, 2025. BVES was also authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. Due to the delay in finalizing the electric general rate case, billed electric revenues for the years 2023 and 2024, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 new rates authorized by the CPUC for future recovery. As of March 31, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $10.0 million. On April 1, 2025, BVES implemented surcharges to recover the retroactive amounts accumulated related to the new rates, as well as recovery of incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were being tracked in memorandum accounts prior to the new rate cycle.
The final decision will also provide for an increase in adopted operating revenues of $2.2 million for 2025 and $3.3 million in 2026. The rate increases for 2024 - 2026 are not subject to an earnings test. Furthermore, the previously mentioned advice letter projects of at least $23.1 million are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates. These projects also accrue AFUDC during construction that will further increase the revenue requirement. In the settlement agreement, the parties agreed to remove portions of the requested capital budgets from rates until they were completed and placed in service. For all of the advice letter projects, BVES will be allowed to accrue AFUDC during the construction period at the adopted rate of return, which will be added to the cost of the assets and recovered in customer rates when the assets are placed in service. On April 1, 2025, BVES implemented new base rates to recover the revenue requirement associated with $11.6 million of capital projects approved for recovery through advice letters.
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

Summary of First Quarter Results by Segment
The table below sets forth the first quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	3/31/2025	3/31/2024	CHANGE
Water	$0.52	$0.48	$0.04
Electric	0.07	0.05	0.02
Contracted services	0.13	0.13	—
AWR (parent)	(0.02)	(0.03)	0.01
Consolidated diluted earnings per share, as recorded (GAAP)	$0.70	$0.62	$0.08
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the three months ended March 31, 2025, AWR’s recorded consolidated diluted earnings were $0.70 per share, as compared to $0.62 per share for the same period in 2024, an increase of $0.08 per share, primarily generated from higher earnings at the water and electric utility segments. Included in AWR’s consolidated results during the first quarter of 2025 were losses of $0.6 million, or $0.01 per share, generated on investments held to fund one of the Company’s retirement plans as compared to gains of $2.1 million, or $0.04 per share, recorded during the same period in 2024, a net unfavorable variance of $0.05 per share due to financial market conditions. In addition, AWR’s consolidated diluted earnings for the first quarter of 2025 were negatively impacted by approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended March 31, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q1 2025	Q1 2024	Q1 2025	Q1 2024	Q1 2025	Q1 2024	Q1 2025	Q1 2024	Q1 2025	Q1 2024
Net income (loss)	$19,906	$17,794	$2,626	$1,742	$5,124	$4,774	$(812)	$(1,175)	$26,844	$23,135
Weighted Average Number of Diluted Shares	38,354	37,107	38,354	37,107	38,354	37,107	38,354	37,107	38,354	37,107
Diluted earnings (loss) per share	$0.52	$0.48	$0.07	$0.05	$0.13	$0.13	$(0.02)	$(0.03)	$0.70	$0.62
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the three months ended March 31, 2025, recorded diluted earnings from the water utility segment were $0.52 per share, as compared to $0.48 per share for the same period in 2024, an increase of $0.04 per share. The discussion below presents the major variances in earnings for the two periods, which resulted in a net overall increase in earnings at the water segment of $0.04 per share for the first quarter of 2025.
•An increase in water operating revenues of $11.7 million largely as a result of the CPUC-approved new rate increases effective January 1, 2025 in connection with the recently approved general rate case. Billed water consumption for the first quarter of 2025 approximated consumption levels adopted in the new 2025 rates and, therefore, GSWC’s transition from a full revenue decoupling mechanism to the M-WRAM did not have a material impact to revenues recorded during the first quarter. GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $4.0 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2024 is primarily related to an increase in customer water usage and higher overall water per-unit water supply costs. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings during the first quarter of 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. During the first quarter, GSWC’s pumped water sources, which cost less than purchased water, were capable of meeting a greater portion of customer demand when compared to a higher purchased water mix being recovered in the new adopted rates. GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $2.1 million (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) administrative and general expenses resulting largely from higher regulatory costs related to various regulatory filings, and an increase in insurance-related costs, (iii) maintenance expense, (iv) depreciation and amortization expenses, which is impacted by the increasing capital expenditures and are reflected and recovered in customer rates, and (v) property and other non-income taxes.
•An overall decrease in other income (net of other expense) of $2.7 million due largely to losses totaling $0.6 million generated on investments held to fund one of the company’s retirement plans during the three months ended March 31, 2025, as compared to gains on investments of $2.1 million recorded during the same period in 2024 due to financial market conditions.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program beginning in February 2024. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through March 31, 2025, AWR has sold 1,479,767 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the first quarter of 2025 as compared to the same period in 2024 largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025 as a result of receiving a final decision from the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as compared to 2022 rates used to record revenue during the same period of 2024. The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed during the first quarter of 2024 because they were being tracked in memorandum accounts. Therefore, the increase in revenues was partially offset by overall increases in operating expenses due, in large part, to higher expenses recorded in connection with BVES’s vegetation management and other wildfire mitigation plans, as well as an increase in outside services related to various regulatory filings.
Contracted Services Segment:
Diluted earnings from the contracted services segment were consistent for the quarter when compared to the same period in 2024. The increase in management fee revenues resulting from the commencement of operations in April 2024 at the new bases (Naval Air Station Patuxent River and Joint Base Cape Cod) and the resolution of various economic price adjustments at the legacy bases, was offset by a decrease in construction activity and higher overall operating expenses (excluding construction expenses). During the first quarter of 2025, construction activities were negatively impacted by unfavorable weather conditions, which were less impactful to construction activities during the same period in 2024. The contracted services segment is expected to contribute $0.59 to $0.63 per share for the full 2025 year.
AWR (Parent):
For the three months ended March 31, 2025, diluted losses from AWR (parent) decreased by $0.01 per share when compared to the same period in 2024 due largely to a decrease in interest expense resulting from lower average interest rates and lower borrowing levels under AWR’s credit facility.
The following discussion and analysis for the three months ended March 31, 2025 and 2024 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended March 31, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$102,003	$90,265	$11,738	13.0%
Electric	15,002	12,205	2,797	22.9%
Contracted services	31,008	32,781	(1,773)	(5.4)%
Total operating revenues	148,013	135,251	12,762	9.4%

OPERATING EXPENSES
Water purchased	16,308	13,761	2,547	18.5%
Power purchased for pumping	3,149	2,832	317	11.2%
Groundwater production assessment	5,679	4,854	825	17.0%
Power purchased for resale	6,068	4,332	1,736	40.1%
Supply cost balancing accounts	(1,716)	(608)	(1,108)	182.2%
Other operation	10,490	9,623	867	9.0%
Administrative and general	26,875	25,347	1,528	6.0%
Depreciation and amortization	11,582	10,722	860	8.0%
Maintenance	4,147	3,225	922	28.6%
Property and other taxes	6,952	6,487	465	7.2%
ASUS construction	12,933	15,702	(2,769)	(17.6)%
Total operating expenses	102,467	96,277	6,190	6.4%

OPERATING INCOME	45,546	38,974	6,572	16.9%

OTHER INCOME AND EXPENSES
Interest expense	(12,082)	(12,855)	773	(6.0)%
Interest income	2,013	2,070	(57)	(2.8)%
Other, net	(171)	2,342	(2,513)	(107.3)%
Total other income (expenses), net	(10,240)	(8,443)	(1,797)	21.3%

INCOME BEFORE INCOME TAX EXPENSE	35,306	30,531	4,775	15.6%

Income tax expense	8,462	7,396	1,066	14.4%

NET INCOME	$26,844	$23,135	$3,709	16.0%

Basic earnings per Common Share	$0.70	$0.62	$0.08	12.9%

Fully diluted earnings per Common Share	$0.70	$0.62	$0.08	12.9%

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
Water
For the three months ended March 31, 2025, revenues from water operations increased by $11.7 million to $102.0 million as compared to the same period in 2024. The increase in water revenues during the first quarter of 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case, as well as an increase in water consumption compared to the same period in 2024. Billed water consumption for the first quarter of 2025 was higher by 12.0% as compared to the same period in 2024 due to lower amounts of seasonal precipitation as compared to first quarter of 2024. Billed water consumption for the first quarter of 2025 approximated consumption levels adopted in the new 2025 rates and, therefore, GSWC’s transition from a full revenue decoupling mechanism to the M-WRAM did not have a material impact to revenues recorded during the first quarter. GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the three months ended March 31, 2025 increased by $2.8 million to $15.0 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025, as compared to 2022 rates used to record revenue during the same period of 2024. A final decision from the CPUC issued in January 2025 in connection with BVES’s general rate case proceeding set new rates for 2023 - 2026 (retroactive to January 1, 2023).
Electric usage for the first quarter of 2025 was 0.7% higher than the same period in 2024. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended March 31, 2025, revenues from contracted services decreased by $1.8 million to $31.0 million as compared to $32.8 million for the same period in 2024. There was a decrease in construction activities largely due to timing and weather delays, partially offset by an increase in management fees from economic price adjustments and the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 28.8% and 26.1% of total operating expenses for the three months ended March 31, 2025 and 2024, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended March 31, 2025 and 2024 were 39.6% and 40.5%, respectively.
Since its implementation in 2008, the previously CPUC-approved MCBA, GSWC was able to track adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC recorded the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovered from, or refunded to, customers the amount of such variances. Without the MCBA mechanism in place beginning in 2025, there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. The MCBA has been replaced with an incremental supply cost balancing account that will not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended March 31, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water purchased	$16,308	$13,761	$2,547	18.5%
Power purchased for pumping	3,149	2,832	317	11.2%
Groundwater production assessment	5,679	4,854	825	17.0%
Water supply cost balancing accounts *	287	(17)	304	**
Total water supply costs	$25,423	$21,430	$3,993	18.6%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.7) million and $(0.6) million for the three months ended March 31, 2025 and 2024, respectively.
** not meaningful
Purchased water costs for the first quarter of 2025 increased to $16.3 million as compared to $13.8 million for the same period in 2024 primarily due to an increase in wholesale water costs. There was also an overall increase in well production costs compared to the same period in 2024 due to an increase in customer water usage, which increases power purchased for pumping and groundwater production assessments, and higher overall per-unit water supply costs. The increases to water production costs were also a result of increases in electricity provider rates and increases in pump tax rates.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended March 31, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Power purchased for resale	$6,068	$4,332	$1,736	40.1%
Electric supply cost balancing account *	(2,003)	(591)	(1,412)	238.9%
Total electric supply costs	$4,065	$3,741	$324	8.7%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.7) million and $(0.6) million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, the cost of power purchased for resale to BVES’s electric customers increased by $1.7 million to $6.1 million as compared to $4.3 million during the same period in 2024 due to higher overall average prices per megawatt-hour that include all fixed costs. The change in the electric supply cost balancing account in 2025 when compared to 2024 is also due to increases in energy prices.
Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended March 31, 2025 and 2024, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$6,675	$6,580	$95	1.4%
Electric Services	1,241	989	252	25.5%
Contracted Services	2,574	2,054	520	25.3%
Total other operation	$10,490	$9,623	$867	9.0%
The increase in other operation expenses at the electric segment was primarily due to higher outside-services costs and an increase in bad debt expense. The increase at the contracted services segment was due primarily to the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended March 31, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$17,657	$16,977	$680	4.0%
Electric Services	3,098	2,483	615	24.8%
Contracted Services	6,119	5,886	233	4.0%
AWR (parent)	1	1	—	—%
Total administrative and general	$26,875	$25,347	$1,528	6.0%
Administrative and general expenses increased at the water segment due primarily to an increase in outside-services costs largely related to the various regulatory filings, labor costs and employee-related benefits, and insurance costs.
Administrative and general expenses increased at the electric segment due primarily to higher outside-services costs incurred related to BVES’s wildfire mitigation plans and various other regulatory filings. Higher expenses of $0.3 million related to the wildfire mitigation plans are reflected and recovered in the new customer rates implemented in 2025. As previously mentioned, costs to support BVES’s wildfire mitigation plan were not included in customer rates and not expensed during the first quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025.
Administrative and general expenses increased at the contracted services segment mainly due to higher labor costs and employee-related benefits from the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River, partially offset by lower overall costs of legal and other outside services.
Depreciation and Amortization
For the three months ended March 31, 2025 and 2024, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$9,824	$9,034	$790	8.7%
Electric Services	885	884	1	0.1%
Contracted Services	873	804	69	8.6%
Total depreciation and amortization	$11,582	$10,722	$860	8.0%
Depreciation and amortization expense increased at the water and contracted services segments due largely to capital additions to utility plant and other fixed assets.
Overall depreciation and amortization expense is consistent at the electric segment due to additions to utility plant and other fixed assets that was largely offset by an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case. The lower adopted depreciation expense levels from the updated study is also reflected in the new revenue requirements, resulting in no significant impact to earnings.

Maintenance
For the three months ended March 31, 2025 and 2024, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$2,004	$1,828	$176	9.6%
Electric Services	911	373	538	144.2%
Contracted Services	1,232	1,024	208	20.3%
Total maintenance	$4,147	$3,225	$922	28.6%
Overall maintenance expense increased at the water and contracted services segments due to higher planned and unplanned maintenance costs as compared to the same period in 2024 due to timing differences.
At the electric segment, higher vegetation management costs contributed to the majority of the increase compared to the same period in 2024. Higher expenses of $0.7 million related to vegetation management costs are reflected and recovered in the new customer rates implemented in 2025. As discussed, vegetation management costs were not previously included in customer rates and not expensed during the first quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025.
Property and Other Taxes
For the three months ended March 31, 2025 and 2024, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$5,624	$5,249	$375	7.1%
Electric Services	686	594	92	15.5%
Contracted Services	642	644	(2)	(0.3)%
Total property and other taxes	$6,952	$6,487	$465	7.2%
Property and other taxes increased at the water segment due largely to an increase in franchise fees from higher revenues and property taxes from capital additions. The increase at the electric segment was due to higher property taxes resulting from capital additions and related higher assessed values.
ASUS Construction
For the three months ended March 31, 2025, construction expenses for contracted services were $12.9 million, a decrease of $2.8 million compared to the same period in 2024, primarily resulting from a decrease in construction activity as compared to the same period of 2024 due to timing and weather delays.
Interest Expense
For the three months ended March 31, 2025 and 2024, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$9,328	$9,392	$(64)	(0.7)%
Electric Services	1,136	1,196	(60)	(5.0)%
Contracted Services	313	520	(207)	(39.8)%
AWR (parent)	1,305	1,747	(442)	(25.3)%
Total interest expense	$12,082	$12,855	$(773)	(6.0)%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expenses at the regulated utilities decreased as compared to the same period in 2024 resulting primarily from a decrease in interest rates, partially offset by an increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities. In addition, the decrease in the water segment’s interest expense was also attributed to the CPUC-approved capital memorandum account that allows GSWC to defer the cost of debt related to certain advice letter projects into a memorandum account, which only occurred in 2025. Lastly, there was an overall decrease in average interest rates, which also contributed to the decreases of interest expense at the contracted services segment and AWR parent when compared to the same period in 2024. The overall combined average interest rates were 5.14% and 5.45% for the three months ended March 31, 2025 and 2024, respectively.
Interest Income
For the three months ended March 31, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$1,272	$1,511	$(239)	(15.8)%
Electric Services	524	331	193	58.3%
Contracted Services	199	203	(4)	(2.0)%
AWR (parent)	18	25	(7)	(28.0)%
Total interest income	$2,013	$2,070	$(57)	(2.8)%
For the three months ended March 31, 2025, interest income decreased at the water segment when compared to the same period in 2024 due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved. There was an increase in interest income in the electric segment due primarily to higher levels of regulatory asset balances.
Other Income and (Expenses), net
For the three months ended March 31, 2025 and 2024, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$(320)	$2,332	$(2,652)	(113.7)%
Electric Services	169	26	143	*
Contracted Services	(20)	(16)	(4)	25.0%
Total other income and (expenses), net	$(171)	$2,342	$(2,513)	(107.3)%
    * not meaningful
For the three months ended March 31, 2025, other expense (net of other income) increased largely because of losses of $0.6 million recorded on investments held to fund one of the Company’s retirement plans in 2025, compared to gains of $2.1 million recorded in 2024. The increase in other income for the electric segment is due primarily to AFUDC earned on certain CPUC-approved advice letter projects.
Income Tax Expense
For the three months ended March 31, 2025 and 2024, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ CHANGE	% CHANGE
Water Services	$6,514	$5,824	$690	11.8%
Electric Services	1,047	560	487	87.0%
Contracted Services	1,377	1,560	(183)	(11.7)%
AWR (parent)	(476)	(548)	72	(13.1)%
Total income tax expense	$8,462	$7,396	$1,066	14.4%
Consolidated income tax expense for the three months ended March 31, 2025 increased by $1.1 million primarily due to an increase in consolidated pretax income as compared to the same period in 2024. AWR’s ETR was 24.0% and 24.2% for the three months ended March 31, 2025 and 2024, respectively. GSWC’s ETR was 24.7% for each of the periods ended March 31, 2025 and 2024, respectively.

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
The critical accounting policies used in the preparation of Registrant’s financial statements are ones that it believes affect the more significant judgments and estimates used in the preparation of its consolidated financial statements presented in this report and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. There have been no material changes to Registrant’s critical accounting policies.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $827.4 million was available for GSWC to pay dividends to AWR on March 31, 2025. Approximately $104.7 million was available for BVES to pay dividends to AWR as of March 31, 2025. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the three months ended March 31, 2025, AWR sold 334,548 Common Shares through this ATM offering program and raised net proceeds of $25.7 million, bringing the total raised through March 31, 2025 to $115.3 million, net of $1.8 million of commissions paid under the terms of the Equity Distribution Agreement. As of March 31, 2025, approximately $82.9 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with a term of five years provided by a syndicate of banks and financial institutions. Both credit agreements will mature in June 2028. As of March 31, 2025, the credit agreements provided AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $165.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of March 31, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $60.0 million and $75.0 million, respectively, subject to the lenders’ approval. On May 6, 2025, AWR and GSWC both executed amendments to their credit agreements to extend their credit facility terms from June 2028 to June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under its credit facilities were $106.0 million and $143.0 million, respectively, as of March 31, 2025. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility ends in June 2025. Accordingly, GSWC’s outstanding borrowings under its credit facility as of March 31, 2025 have been classified as current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.

GSWC expects to issue long-term debt and/or equity during the second quarter of 2025 to facilitate the pay-off of its credit facility. On January 22, 2024, GSWC had filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A final decision was adopted at the March 13, 2025 voting meeting approving GSWC’s requests in its application. Therefore, GSWC has $750.0 million available that provides for long-term financing and which is expected to be used over the next 5 to 6 years to pay down outstanding borrowings under its credit facility and support its water operations.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s extended pay-off period as approved by the CPUC was set to end on May 1, 2025. On August 1, 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new debt and equity securities. On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes satisfying the CPUC’s requirement. As of March 31, 2025, there are no outstanding borrowings under BVES’s credit facility. BVES has $88 million remaining available under its latest CPUC-approved financing application that provides for long-term financing and which is expected to be used over the next 2 to 5 years to pay down future borrowings under its credit facility and support its electric operations.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES is expected to consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $750.0 million and $88.0 million, respectively, remaining and available under each utility’s authorized applications that provide for long-term financing and which are expected to be used over the next 2-6 years to pay down outstanding borrowings under the respective credit facilities and support its operations.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On May 5, 2025, AWR’s Board of Directors approved a second quarter dividend of $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 3, 2025 to shareholders of record at the close of business on May 19, 2025. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 70 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.8% over the last five years through 2024 and it has achieved a 10-year CAGR of 8.0% in its calendar year dividend payments through 2024. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of capital expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including, among other things, utility regulation; delays in receiving approvals of general rate cases, changes in tax law; maintenance expenses; inflation; newly imposed tariffs; compliance with environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; the customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies. For further information regarding the risks faced by Registrant, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2024.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $45.1 million for the three months ended March 31, 2025 as compared to $45.8 million for the same period in 2024. The decrease in operating cash flows was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the decrease in cash flows from operating activities resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. These decreases were partially offset by (i) new rates implemented at the regulated utilities approved in the recent general rate case proceedings, (ii) the implementation, in May 2024, of the WRAM/MCBA surcharges related to the recovery of all pre-2024 balances with the majority to be recovered over 18 months, (ii) an increase in billed water consumption of 12.0%, and (iii) the timing of income tax payments between the two periods.
Cash Flows from Investing Activities:
Net cash used in investing activities was $67.4 million for the three months ended March 31, 2025 as compared to $47.4 million for the same period in 2024, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2025, the regulated utilities’ company-funded capital expenditures are expected to be between $170 million and $210 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
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
Net cash provided by financing activities was $16.9 million for the three months ended March 31, 2025 as compared to cash provided of $4.5 million during the same period in 2024, an increase of $12.4 million necessary to support ongoing operations and the increases in the regulated utilities’ capital expenditures. The increase in net cash provided by financing activities in 2025 included higher proceeds from the issuance of common shares under AWR’s ATM offering program and the issuance of long-term debt of $50.0 million by BVES in 2025 as compared to the same period in 2024. This increase was partially offset by net payments made on its credit facilities. During the three months ended March 31, 2025, AWR had net payments on its credit facilities of $40.0 million, while during the three months ended March 31, 2024, AWR had net borrowings on its credit facilities of $4.0 million. Credit facilities have been used to support its operations and ongoing capital expenditure programs. In addition, for the three months ended March 31, 2025, AWR sold 334,548 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $25.7 million, while during the three months ended March 31, 2024, AWR sold 227,981 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $16.1 million.

GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by, among other things, factors such as weather patterns, conservation efforts, environmental regulation, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows may also be impacted by delays in receiving payments from GSWC customers. For further information regarding the risks faced by Registrants, see Item 1A, Risk Factors, in our annual report on Form 10-K for the period ended December 31, 2024.
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
The CPUC requires GSWC to pay-off all intercompany borrowings it has from AWR within a 24-month period. GSWC’s borrowings under its credit facility will also be required to be paid-off in full within a 24-month period after which GSWC may continue to borrow under this facility. GSWC’s next pay-off period ends in June 2025. On January 22, 2024, GSWC filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A final decision was adopted at the March 13, 2025 voting meeting approving all of GSWC’s requests in its application. Under the current financing application authorized by the CPUC, GSWC has $750.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 5 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $36.9 million for the three months ended March 31, 2025 as compared to $31.0 million for the same period in 2024.  The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2025 that were approved in the recent general rate case proceeding, (ii) the implementation, in May 2024, of the WRAM/MCBA surcharges related to the recovery of all pre-2024 balances with the majority to be recovered over 18 months, (iii) a 12.0% increase in billed water consumption, and (iv) the timing of income tax payments between the two periods. This was partially offset by GSWC’s receipt in March 2024 of $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic, which did not recur in 2025. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $57.7 million for the three months ended March 31, 2025 as compared to $41.1 million for the same period in 2024, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities increased to $18.2 million for the three months ended March 31, 2025 as compared to $14.4 million net cash provided for the same period in 2024 to support water operations and its capital expenditures.  The increase in net cash provided by financing activities in 2025 was due primarily to an increase in total borrowing levels necessary to support water operations and capital expenditures program at GSWC.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” section of the Registrant’s Form 10-K for the year ended December 31, 2024 filed with the SEC for a discussion of contractual obligations and other commitments. Besides BVES’s debt issuance described above, there have been no material changes to Registrant’s contractual obligations and other commitments.
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
Water Segment:
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that will set new rates for the years 2025 - 2027. Accordingly, new water rates for 2025 have been implemented and reflected in GSWC results for the three months ended March 31, 2025.
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
San Juan Oaks Acquisition:
In August 2023, GSWC entered into an agreement, which was subject to CPUC approval, to purchase from a developer the water and wastewater system assets located in California’s Central Coast region. This is a new planned community, which will serve up to approximately 1,300 customers at full build out, which under the current construction schedule is 2034 barring any future delays. On December 5, 2024, the CPUC approved a final decision granting GSWC’s Certificates of Public Convenience and Necessity that will establish rates for water and sewer services, including GSWC’s recovery of the purchase price through future customer rates. After receiving CPUC approval and completing other closing procedures on May 1, 2025, GSWC will begin acquiring the water and wastewater system assets in tranches as the community is built over time pursuant to the agreement.
Sutter Pointe General Rate Case:
On March 7, 2025, GSWC and Cal Advocates filed a joint motion with the CPUC to adopt a settlement agreement to authorize initial rates for water service in GSWC’s new Sutter Pointe ratemaking area.
Electric Segment
Recent Changes in Rates:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that will set new rates for the years 2023 - 2026, and which were retroactive to January 1, 2023. Accordingly, new electric rates for 2025, which is the third year in the rate cycle, have been implemented and reflected in BVES results for the three months ended March 31, 2025. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases for the full year of 2024 were reflected in BVES’s 2024 fourth quarter results.
Among other things, the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a CPUC final decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of March 31, 2025, BVES had a total of approximately $14.8 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed an advice letter to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
Power Purchase Agreements:
On April 24, 2025, the CPUC adopted a final decision granting preapproval of power purchase agreements requested in an application filed by BVES in December 2023.
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of other regulatory matters.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.
Water Supply
Water year 2024-25 (“WY2025”), which began on October 1, 2024 has been positive with the State’s major reservoirs currently at above average capacity with Lake Oroville at 88% of capacity, San Luis Reservoir at 94% capacity and the Northern Sierra and Central Sierra snowpacks at 118% and 92% of average, respectively, as of April 1, 2025. The State Water Project allocation for WY2025 was initially set at 5% in early December, and then progressively increased during January through March and currently set to 40% on March 25, 2025 as a number of atmospheric storms provided strong precipitation and snow pack in the northern Sierras. The new water year began with favorable conditions but has progressively become drier statewide and as of April 29, 2025, the U.S. Drought Monitor reported that 8% of California was in extreme drought with 25% identified as “severe drought” as compared to a year ago when 0% was in “moderate drought” and 3% was listed as “abnormally dry.” The southern portion of the State is currently experiencing these dry conditions disproportionately as compared to the northern portion of the State.
Prolonged drought conditions continue on the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Lake Powell and Lake Mead are at 32 and 34 % capacity as of March 31, 2025, respectively, which is comparable to the same approximate value a year ago. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). On October 1, 2024, a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” was put in place by Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District of Southern California, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. Operational agreements on how the Colorado River is managed will expire in 2026. The Bureau is working with both the upper and lower states on a revised set of agreements and a draft is expected in 2025. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of water supply issues. The discussion above focuses on significant matters and changes since December 31, 2024.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and requiring the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year ended December 31, 2024 filed with the SEC for a discussion of climate change planning, risks and opportunities.
Cybersecurity Matters
Cyberattacks represent a threat to water, wastewater and electric utility systems and thereby the safety and security of our communities. We continue to increase our investments in information and operational technology to monitor and address threats and attempted cyberattacks to improve our posture in addressing security vulnerabilities. See “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” section of Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of cybersecurity matters.
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
The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
There have been no material changes to our quantitative and qualitative disclosures about market risk from what was previously disclosed in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2024 Annual Report on Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the first quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
January 1 - 31, 2025	6,723		$72.29	—	—
February 1 – 28, 2025	551		$74.35	—	—
March 1 – 31, 2025	3,558		$77.50	—	—
Total	10,832	(2)	$74.11	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On May 5, 2025, AWR’s Board of Directors approved a second quarter dividend of $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on June 3, 2025 to shareholders of record at the close of business on May 19, 2025.
(b)    There have been no material changes during the first quarter of 2025 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended March 31, 2025, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.
(d)    On May 6, 2025, AWR entered into two amendments to that certain Credit Agreement, dated as of June 28, 2023 by and among AWR, Wells Fargo Bank, N.A., Bank of China, Los Angeles Branch, City National Bank, The Northern Trust Company and The Chiba Bank, Ltd., New York Branch, (the “AWR Amendment No.2” and “AWR Amendment No.3”, or collectively “AWR Amendments”), and GSWC entered into an amendment to that certain Credit Agreement, dated as of June 28, 2023, by and among GSWC, Wells Fargo Bank, N.A., Bank of China, Los Angeles Branch, CoBank, ACB and The Northern Trust Company (the “GSWC Amendment”). The AWR Amendment No.2 and GSWC Amendment extended the terms of AWR’s and GSWC’s respective credit facility terms from June 2028 to June 2029. In addition, the AWR Amendment No.3 expanded AWR’s credit facility borrowing capacity to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank, The Chiba Bank, Ltd., New York Branch, to the existing syndicate group participating in AWR’s credit facility. The foregoing descriptions of the AWR Amendments and the GSWC Amendment are summaries and are qualified in their entirety by reference to the full texts of the AWR Amendments and GSWC Amendment, which are filed as Exhibits 10.26, 10.27 and 10.28 to this Form 10-Q, respectively.

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

10.14	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.15	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.16	Form of 2024 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 15, 2024 (2)

10.17	Contract for Professional Services effective June 15, 2022 incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K filed on January 21, 2022 (2)

10.18	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.19	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.20	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.21	2024 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 29, 2024 (2)

10.22	Form of 2024 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 29, 2024 (2)

10.23	2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.24	Form of Award Agreement for 2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.25	Form of 2025 Performance Award Agreement incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 14, 2025 (2)

10.26	Amendment No. 1 to Credit Agreement of Golden State Water Company dated June 28, 2023 (1)

10.27	Amendment No. 2 to Credit Agreement of American States Water Company dated June 28, 2023 (1)

10.28	Amendment No. 3 to Credit Agreement of American States Water Company dated June 28, 2023 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	May 7, 2025