Form 10-Q
period 2025-06-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2025-08-06
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 38,509,038. As of August 5, 2025, all of the 177.4086 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

Golden State Water Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form, in part, with the reduced disclosure format for Golden State Water Company.

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY
FORM 10-Q

INDEX

GLOSSARY OF TERMS

The following terms and acronyms used in this Form 10-Q are defined below:

Term or Acronym	Definition
AFUDC	Allowance for Funds Used During Construction
ASUS	American States Utility Services, Inc.
ATM	At-The-Market Offering Program
AWR	American States Water Company
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
Cal Advocates	Public Advocates Office of the California Public Utilities Commission
COC	Cost of Capital
CPUC	California Public Utilities Commission
DDW	Division of Drinking Water
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
ETR	Effective Tax Rate
Exchange Act	Securities Exchange Act of 1934, as amended
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
GRC	General Rate Case
GSWC	Golden State Water Company
ICBA	Incremental Cost Balancing Account
M-WRAM	Monterey-style Water Revenue Adjustment Mechanism
MCBA	Modified Cost Balancing Account
ODUS	Old Dominion Utility Services, Inc.
ONUS	Old North Utility Services, Inc.
PFAS	Per- and Polyfluoroalkyl Substances
Projects	Storage System and the Bear Valley Solar Energy Project
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
Registrant	American States Water Company and Golden State Water Company
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SWRCB	State Water Resources Control Board
TUS	Terrapin Utility Services, Inc.
U.S.	United States
U.S. EPA	U.S. Environmental Protection Agency
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

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
•the ability of GSWC and BVES to recover their respective costs through regulated rates, including increased costs associated with addressing climate change risks, such as drought and wildfires in California, costs incurred in connection with complying with water quality regulations, and increased costs of operation and maintenance and capital investments due to inflation, tariffs imposed, supply chain disruptions and increases in interest rates, while facing growing opposition to customer rate increases and possible reluctance from the CPUC to pass through all such costs to customers;
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2025	December 31, 2024
Property, Plant and Equipment
Regulated utility plant, at cost	$2,807,586	$2,703,127
Non-utility property, at cost	48,083	44,697
Total	2,855,669	2,747,824
Less - accumulated depreciation	(662,088)	(648,199)
Net property, plant and equipment	2,193,581	2,099,625

Other property and investments	52,512	50,418

Current Assets
Cash and cash equivalents	20,247	26,661
Accounts receivable — customers (less allowance for doubtful accounts of $3,519 in 2025 and $3,568 in 2024)	42,179	37,699
Unbilled receivable	27,798	28,446
Receivable from the U.S. government (Note 2)	40,480	41,000
Other receivables (less allowance for doubtful accounts of $131 in 2025 and $110 in 2024)	18,700	6,415
Income taxes receivable	—	65
Materials and supplies	15,892	15,140
Regulatory assets — current	53,541	50,504
Prepayments and other current assets	10,657	7,286
Contract assets (Note 2)	22,818	20,130
Total current assets	252,312	233,346

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	2,178	3,423
Receivable from the U.S. government (Note 2)	32,268	35,486
Contract assets (Note 2)	602	1,518
Operating lease right-of-use assets	7,202	8,028
Regulatory assets	28,020	27,101
Other	41,859	41,264
Total other assets	112,129	116,820

Total Assets	$2,610,534	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2025	December 31, 2024
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 38,509,038 shares in 2025 and 38,151,027 shares in 2024	$382,900	$355,143
Retained earnings	589,619	564,908
Total common shareholders’ equity	972,519	920,051
Long-term debt	789,484	640,382
Total capitalization	1,762,003	1,560,433

Current Liabilities
Notes payable to banks	—	124,000
Long-term debt — current	398	385
Accounts payable	76,071	88,591
Income taxes payable	13,975	481
Accrued other taxes	14,294	16,694
Accrued employee expenses	13,248	15,523
Accrued interest	9,456	8,133
Contract liabilities (Note 2)	9,795	5,662
Operating lease liabilities	2,110	2,074
Purchase power contract derivative at fair value (Note 5)	11,244	8,823
Other	11,484	15,159
Total current liabilities	162,075	285,525

Other Credits
Notes payable to banks	153,000	165,000
Advances for construction	74,537	69,856
Contributions in aid of construction – net	168,560	160,306
Deferred income taxes	188,786	180,173
Regulatory liabilities	43,560	22,926
Unamortized investment tax credits	907	942
Accrued pension and other postretirement benefits	34,916	33,816
Operating lease liabilities	5,511	6,394
Other	16,679	14,838
Total other credits	686,456	654,251

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,610,534	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2025 AND 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Water	$119,697	$110,424	$221,700	$200,689
Electric	12,928	8,703	27,930	20,908
Contracted services	30,441	36,201	61,449	68,982
Total operating revenues	163,066	155,328	311,079	290,579

Operating Expenses
Water purchased	23,911	17,968	40,219	31,729
Power purchased for pumping	3,554	3,521	6,703	6,353
Groundwater production assessment	6,125	5,818	11,804	10,672
Power purchased for resale	3,466	1,503	9,534	5,835
Supply cost balancing accounts	(136)	3,436	(1,852)	2,828
Other operation	12,310	10,733	22,800	20,356
Administrative and general	25,222	23,487	52,097	48,834
Depreciation and amortization	11,681	10,770	23,263	21,492
Maintenance	6,129	3,535	10,276	6,760
Property and other taxes	6,955	6,612	13,907	13,099
ASUS construction	12,890	16,197	25,823	31,899
Total operating expenses	112,107	103,580	214,574	199,857

Operating Income	50,959	51,748	96,505	90,722

Other Income and Expenses
Interest expense	(12,108)	(13,137)	(24,190)	(25,992)
Interest income	1,498	2,093	3,511	4,163
Other, net	3,576	1,519	3,405	3,861
Total other income and expenses, net	(7,034)	(9,525)	(17,274)	(17,968)

Income before income tax expense	43,925	42,223	79,231	72,754

Income tax expense	10,235	10,359	18,697	17,755

Net Income	$33,690	$31,864	$60,534	$54,999

Weighted Average Number of Common Shares Outstanding	38,509	37,309	38,382	37,169
Basic Earnings Per Common Share	$0.87	$0.85	$1.57	$1.48

Weighted Average Number of Diluted Shares	38,642	37,418	38,500	37,263
Fully Diluted Earnings Per Common Share	$0.87	$0.85	$1.57	$1.47

Dividends Paid Per Common Share	$0.4655	$0.4300	$0.9310	$0.8600

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(Unaudited)

	Six Months Ended June 30, 2025
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	38,151	$355,143	$564,908	$920,051
Add:
Net income			26,844	26,844
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	335	25,648		25,648
Issuances of Common Shares under stock-based compensation plans	23	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,626		1,626
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			17,762	17,762
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2025	38,509	$382,480	$573,927	$956,407

Add:
Net income			33,690	33,690
Issuance costs from an at-the-market offering program		(78)		(78)
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		426		426
Dividend equivalent rights on stock-based awards not paid in cash		72		72
Deduct:
Dividends on Common Shares			17,926	17,926
Dividend equivalent rights on stock-based awards not paid in cash			72	72
Balances at June 30, 2025	38,509	$382,900	$589,619	$972,519

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(Unaudited)

	Six Months Ended June 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

Add:
Net income			31,864	31,864
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	228	16,724		16,724
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		420		420
Dividend equivalent rights on stock-based awards not paid in cash		55		55
Deduct:
Dividends on Common Shares			16,024	16,024
Dividend equivalent rights on stock-based awards not paid in cash			55	55
Balances at June 30, 2024	37,457	$297,576	$535,901	$833,477

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$60,534	$54,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,791	21,822
Provision for doubtful accounts	1,153	724
Deferred income taxes and investment tax credits	4,446	2,442
Stock-based compensation expense	3,066	2,852
Loss (gain) on investments held in a trust	(2,161)	(3,046)
Other — net	534	225
Changes in assets and liabilities:
Accounts receivable — customers	(5,638)	(5,550)
Unbilled receivable	1,894	(1,383)
Other receivables	1,321	2,007
Receivables from the U.S. government	3,738	1,159
Materials and supplies	(752)	605
Prepayments and other assets	(3,152)	(2,491)
Contract assets	(1,772)	(4,685)
Regulatory assets/liabilities	11,417	(3,001)
Accounts payable	468	2,608
Income taxes receivable/payable	13,559	3,764
Contract liabilities	4,625	(113)
Accrued pension and other postretirement benefits	734	1,362
Other liabilities	(8,169)	(3,785)
Net cash provided (used)	109,636	70,515

Cash Flows From Investing Activities:
Capital expenditures	(118,481)	(109,298)
Other investing activities	147	401
Net cash provided (used)	(118,334)	(108,897)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	25,590	32,423
Receipt of advances for and contributions in aid of construction	4,532	5,672
Refunds on advances for construction	(3,799)	(2,998)
Repayments of long-term debt	(272)	(256)
Proceeds from the issuance of long-term debt, net of issuance costs	149,241	64,618
Net changes in notes payable to banks	(136,000)	(38,500)
Dividends paid	(35,688)	(31,929)
Other financing activities	(1,320)	(1,138)
Net cash provided (used)	2,284	27,892
Net change in cash and cash equivalents	(6,414)	(10,490)
Cash and cash equivalents, beginning of period	26,661	14,073
Cash and cash equivalents, end of period	$20,247	$3,583

Non-cash transactions:
Accrued payables for investment in utility plant	$36,530	$35,541
Property installed by developers and conveyed	$14,659	$3,625

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	June 30, 2025	December 31, 2024
Utility Plant
Utility plant, at cost	$2,567,014	$2,472,625
Less - accumulated depreciation	(572,660)	(561,256)
Net utility plant	1,994,354	1,911,369

Other Property and Investments	49,853	47,753

Current Assets
Cash and cash equivalents	9,393	11,338
Accounts receivable — customers (less allowance for doubtful accounts of $3,172 in 2025 and $3,368 in 2024)	38,423	34,712
Unbilled receivable	22,340	19,417
Other receivables (less allowance for doubtful accounts of $131 in 2025 and $110 in 2024)	14,983	3,122
Intercompany receivable	46	120
Income taxes receivable from Parent	—	3,253
Materials and supplies	6,925	7,543
Regulatory assets — current	40,521	41,099
Prepayments and other current assets	7,932	5,880
Total current assets	140,563	126,484

Other Assets
Operating lease right-of-use assets	6,916	7,981
Other	38,884	38,394
Total other assets	45,800	46,375

Total Assets	$2,230,570	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	June 30, 2025	December 31, 2024
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 177.4086 shares in 2025 and 173.7586 in 2024	$465,875	$413,797
Retained earnings	421,961	392,036
Total common shareholder’s equity	887,836	805,833
Long-term debt	704,879	605,547
Total capitalization	1,592,715	1,411,380

Current Liabilities
Notes payable to banks	—	124,000
Long-term debt — current	398	385
Accounts payable	60,414	70,896
Income taxes payable to Parent	9,927	—
Accrued other taxes	12,218	14,285
Accrued employee expenses	10,531	12,271
Accrued interest	7,743	7,438
Operating lease liabilities	2,016	2,036
Other	10,828	14,468
Total current liabilities	114,075	245,779

Other Credits
Notes payable to banks	9,000	—
Advances for construction	74,517	69,836
Contributions in aid of construction — net	168,560	160,306
Deferred income taxes	172,653	166,410
Regulatory liabilities	43,560	22,926
Unamortized investment tax credits	907	942
Accrued pension and other postretirement benefits	34,383	33,351
Operating lease liabilities	5,323	6,394
Other	14,877	14,657
Total other credits	523,780	474,822

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,230,570	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2025 AND 2024
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating Revenues
Water	$119,697	$110,424	$221,700	$200,689
Total operating revenues	119,697	110,424	221,700	200,689

Operating Expenses
Water purchased	23,911	17,968	40,219	31,729
Power purchased for pumping	3,554	3,521	6,703	6,353
Groundwater production assessment	6,125	5,818	11,804	10,672
Supply cost balancing accounts	369	2,449	656	2,432
Other operation	8,800	7,442	15,475	14,022
Administrative and general	15,952	15,933	33,609	32,910
Depreciation and amortization	9,895	9,043	19,719	18,077
Maintenance	2,824	2,210	4,828	4,038
Property and other taxes	5,710	5,475	11,334	10,724
Total operating expenses	77,140	69,859	144,347	130,957

Operating Income	42,557	40,565	77,353	69,732

Other Income and Expenses
Interest expense	(9,265)	(9,716)	(18,593)	(19,108)
Interest income	936	1,574	2,208	3,085
Other, net	3,008	1,259	2,688	3,591
Total other income and expenses, net	(5,321)	(6,883)	(13,697)	(12,432)

Income before income tax expense	37,236	33,682	63,656	57,300

Income tax expense	9,096	8,487	15,610	14,311

Net Income	$28,140	$25,195	$48,046	$42,989

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(Unaudited)

	Six Months Ended June 30, 2025
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833
Add:
Net income			19,906	19,906
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,634		1,634
Dividend equivalent rights on stock-based awards not paid in cash		57		57
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			57	57
Balances at March 31, 2025	173.7586	$415,488	$411,885	$827,373

Add:
Net income			28,140	28,140
Issuance of Common Shares to Parent	3.6500	50,005		50,005
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		318		318
Dividend equivalent rights on stock-based awards not paid in cash		64		64
Deduct:
Dividends on Common Shares			18,000	18,000
Dividend equivalent rights on stock-based awards not paid in cash			64	64
Balances at June 30, 2025	177.4086	$465,875	$421,961	$887,836

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(Unaudited)

	Six Months Ended June 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171.0000	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171.0000	$372,511	$350,672	$723,183

Add:
Net income			25,195	25,195
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2024	171.0000	$372,892	$375,817	$748,709

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$48,046	$42,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,209	18,346
Provision for doubtful accounts	865	629
Deferred income taxes and investment tax credits	2,431	2,161
Stock-based compensation expense	2,826	2,679
Loss (gain) on investments held in a trust	(2,161)	(3,046)
Other — net	394	149
Changes in assets and liabilities:
Accounts receivable — customers	(4,576)	(6,310)
Unbilled receivable	(2,923)	(1,105)
Other receivables	618	1,147
Materials and supplies	618	(424)
Prepayments and other assets	(1,608)	(961)
Regulatory assets/liabilities	13,175	(3,602)
Accounts payable	(338)	2,930
Intercompany receivable/payable	104	(122)
Income taxes receivable/payable from/to Parent	13,180	4,094
Accrued pension and other postretirement benefits	666	1,308
Other liabilities	(8,232)	(3,081)
Net cash provided (used)	83,294	57,781

Cash Flows From Investing Activities:
Capital expenditures	(101,079)	(95,627)
Other investing activities	125	118
Net cash provided (used)	(100,954)	(95,509)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to Parent	50,005	—
Receipt of advances for and contributions in aid of construction	4,532	5,672
Refunds on advances for construction	(3,799)	(2,998)
Repayments of long-term debt	(272)	(256)
Proceeds from the issuance of long-term debt, net of issuance costs	99,432	64,618
Net changes in notes payable to banks	(115,000)	(31,000)
Dividends paid	(18,000)	—
Other financing activities	(1,183)	(1,064)
Net cash provided (used)	15,715	34,972

Net change in cash and cash equivalents	(1,945)	(2,756)
Cash and cash equivalents, beginning of period	11,338	3,195
Cash and cash equivalents, end of period	$9,393	$439

Non-cash transactions:
Accrued payables for investment in utility plant	$34,051	$32,454
Property installed by developers and conveyed	$14,659	$3,625

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
 GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 265,000 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 25,000 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
In August 2023, GSWC entered into an agreement, subject to CPUC approval, to purchase from a developer the water and wastewater system assets located in California’s Central Coast region. This is a new planned community, which will serve up to approximately 1,300 customers at full build out, which is anticipated to occur by 2034 under the current construction schedule, barring any future delays. On December 5, 2024, the CPUC approved a final decision granting GSWC’s Certificates of Public Convenience and Necessity that will establish rates for water and sewer services, including GSWC’s recovery of the purchase price through future customer rates. After receiving CPUC approval and finalizing other closing procedures in May 2025, the parties completed the closing of the transaction, which included the initial installation and conveyance of the water and wastewater system assets of $10.7 million by the developer, a non-cash transaction to the Registrant recorded during the second quarter of 2025 that resulted in an increase in GSWC's utility plant with corresponding increases in advances for and contributions in aid of construction. GSWC began serving a few customers during the second quarter in connection with this transaction. In the future, GSWC will take ownership of the incremental water and wastewater system assets in phases as they are completed and ready to accommodate new connections.
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

Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of approximately $0.8 million and $0.7 million during the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $1.7 million during the six month periods ended June 30, 2025 and 2024, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $2.8 million for each of the three and six month periods ended June 30, 2025 and 2024, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to maintain the CPUC-authorized capital structure. In May 2025, GSWC issued 3.6500 Common Shares to AWR for total proceeds of $50.0 million. GSWC used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility, as discussed below under Liquidity and Financing Activities.
Liquidity and Financing Activities: On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During the three months ended June 30, 2024, AWR sold 227,667 Common Shares, through its ATM offering program and raised proceeds of $16.8 million, net of $0.3 million in commissions paid under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million of other expenses during the three months ended June 30, 2024, which included primarily legal and other costs to support this ATM offering program. There were no Common Shares issued during the three months ended June 30, 2025 under the ATM offering program. During the six months ended June 30, 2025 and 2024, AWR sold 334,548 and 455,648 Common Shares, respectively, through the ATM offering program and raised proceeds of $25.8 million, net of $0.4 million in commissions paid, and $33.0 million, net of $0.5 million in commissions paid, respectively. AWR also incurred $0.2 million and $0.1 million of other expenses during the six months ended June 30, 2025, and 2024, respectively, which was primarily legal and other costs. As of June 30, 2025, approximately $82.9 million remains available for sale under the ATM offering program.
AWR and GSWC each have credit agreements with a term of five years, which were scheduled to mature in June 2028. As of June 30, 2025, the credit agreements provided AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of June 30, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. On May 6, 2025, AWR and GSWC both executed amendments to their credit agreements to extend their credit facility terms from June 2028 to June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity from $165.0 million to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of June 30, 2025, AWR’s outstanding borrowings under its credit facility of $143.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations and is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under GSWC’s credit facility are required to be paid-off in full within a 24-month period. GSWC’s next pay-off period ends in May 2027. Accordingly, GSWC’s outstanding borrowings under the credit facility of $9.0 million as of June 30, 2025 have been classified as non-current liabilities in AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.
On March 13, 2025, the CPUC issued a final decision in GSWC’s financing application, which approves, among other items, GSWC’s request to issue up to $750.0 million of new long-term debt and equity securities. Following approval of the new financing application, on May 29, 2025, GSWC completed the issuance of $100.0 million of unsecured private-placement notes consisting of: $75.0 million aggregated principal Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032 and $25.0 million aggregated principal Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. GSWC used the proceeds from this debt issuance and the proceeds of the previously mentioned equity issuance to pay down all outstanding borrowings under its revolving credit facility. Interest payments on the new notes are due semiannually on May 29 and November 29 each year, commencing November 29, 2025. The private placement notes rank equally with GSWC’s other unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the private placement notes at any time upon written notice, subject to payment of a make-whole premium. Pursuant to the terms of these notes and consistent with GSWC's other private placement notes, GSWC must maintain a total indebtedness to capitalization ratio of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization (“EBITDA”) of less than 8-to-1.

BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a borrowing capacity of $65.0 million, and expires on July 1, 2026. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period ends in March 2027. On February 12, 2025, BVES issued $50.0 million in unsecured private-placement notes, which will mature on February 12, 2030. BVES used the proceeds from these notes to pay off all outstanding amounts under its revolving credit facility at the time of the notes’ issuance, thereby satisfying the CPUC’s requirement. As of June 30, 2025, there is $1.0 million in outstanding borrowings under BVES’s separate revolving credit facility classified as non-current liabilities on AWR’s Consolidated Balance Sheet.
Recent Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-09 (Improvements to Income Tax Disclosures) requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for annual periods beginning after December 15, 2024 and will be applied prospectively to the annual income tax disclosures starting with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025. Registrant is currently evaluating the impact of this standard on its annual income tax disclosures.
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

Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and six months ended June 30, 2025 and 2024, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Water:
Tariff-based revenues	$117,240	$96,065	$217,571	$180,726
CPUC-approved surcharges (cost-recovery activities)	1,756	912	2,561	1,459
Other	689	668	1,300	1,250
Water revenues from contracts with customers	119,685	97,645	221,432	183,435
M-WRAM/WRAM under/(over)-collection (alternative revenue programs) (1)	12	12,779	268	17,254
Total water revenues	119,697	110,424	221,700	200,689

Electric:
Tariff-based revenues	11,780	8,866	25,513	21,539
CPUC-approved surcharges (cost-recovery activities)	1,384	29	1,427	103
Electric revenues from contracts with customers	13,164	8,895	26,940	21,642
BRRAM under/(over)-collection (alternative revenue program)	(236)	(192)	990	(734)
Total electric revenues	12,928	8,703	27,930	20,908

Contracted services:
Water	14,398	21,603	31,010	43,170
Wastewater	16,043	14,598	30,439	25,812
Contracted services revenues from contracts with customers	30,441	36,201	61,449	68,982

Total AWR revenues	$163,066	$155,328	$311,079	$290,579
(1) On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case (“GRC”) that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027, with rates retroactive to January 1, 2025. The final decision rejected GSWC’s request for the continuation of the WRAM, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. During the three and six months ended June 30, 2025, the balances recorded in the new M-WRAM were not material.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Unbilled receivables	$6,187	$10,910
Receivable from the U.S. government	$72,748	$76,486
Contract assets	$23,420	$21,648
Contract liabilities	$9,795	$5,662
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the six months ended June 30, 2025, which were included in contract liabilities at the beginning of the period were approximately $2.8 million and $3.9 million, respectively. Contracted services revenues recognized during the three and six months ended June 30, 2025 from performance obligations satisfied in previous periods were not material.
As of June 30, 2025, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 14 to 49 years. Each of the 50-year contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government. The 50-year contracts provide that, in such an event, the U.S. government would be entitled to repurchase the utility systems, and ASUS would be entitled to recover any unrecovered investments under the contracts’ termination and other provisions at the time of termination.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At June 30, 2025, GSWC and BVES had $38.0 million of net regulatory assets on the balance sheets, which included $144.3 million of regulatory assets net of $106.3 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $32.5 million of regulatory assets not accruing a carrying cost, which included $18.3 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $11.2 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.0 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $90.5 million of regulatory liabilities not incurring interest that consisted of $67.3 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $23.2 million related to the net over funded positions in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest).
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

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
GSWC
2025 general rate case memorandum account (unbilled revenue)	$3,910	$—
2022/2023 general rate case memorandum accounts (unbilled revenue)	30,687	37,711
Water revenue adjustment mechanism, net of modified cost balancing account	18,341	29,738
Asset retirement obligations	7,820	7,501
Flowed-through deferred income taxes, net	16,139	12,506
Low income rate assistance balancing accounts	10,231	8,834
Other regulatory assets	11,590	11,352
Excess deferred income taxes	(63,537)	(63,682)
Pensions and other post-retirement obligations	(24,363)	(25,179)
Per-and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account	(12,500)	—
Other regulatory liabilities	(1,357)	(608)
Total GSWC	$(3,039)	$18,173
BVES
Derivative instrument memorandum account (Note 5)	$11,244	$8,823
2023/2024 general rate case memorandum accounts (unbilled revenue)	9,574	9,777
Wildfire mitigation and other fire prevention related costs memorandum accounts	13,954	14,681
Other regulatory assets	10,775	8,853
Other regulatory liabilities	(4,507)	(5,628)
Total BVES	$41,040	$36,506

Total AWR	$38,001	$54,679
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2024.
2025 General Rate Case Memorandum Account:
On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027. GSWC continued to bill its customers based on the existing adopted 2024 rates until the new 2025 rates were approved and implemented effective February 1, 2025. GSWC filed with the CPUC to establish a memorandum account to track interim rates, which made the new 2025 rates retroactive to January 1, 2025. As of June 30, 2025, there is an aggregate cumulative balance of $3.9 million under-collection recorded as a regulatory asset for retroactive water revenues. On April 14, 2025, GSWC filed an advice letter to recover the cumulative retroactive amounts related to January 2025 with a 12-month surcharge effective May 1, 2025.
2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application that determined new water rates for the years 2022–2024, with new rates retroactive to January 1, 2022. Upon receiving the final decision, GSWC filed for the implementation of 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of June 30, 2025, there is an aggregate cumulative amount of $30.7 million under-collection in the general rate case memorandum account that GSWC has recorded as a regulatory asset for retroactive water revenues.
Alternative-Revenue Programs:
Since 2008 and through December 31, 2024, GSWC recorded the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. As of June 30, 2025, GSWC had an aggregated regulatory asset of $18.3 million, which is comprised of an $18.0 million under-collection in the WRAM accounts and a $0.3 million under-collection in the MCBA accounts, both related to pre-2025 revenue and supply cost activity. The surcharges for all pre-2025 WRAM/MCBA balances were implemented on May 1, 2025, with the majority of the balances to be recovered within 18 months.
The CPUC’s final decision in connection with the most recent GRC setting rates for the years 2025 - 2027 rejected GSWC’s request for the continuation of the WRAM and MCBA, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The new M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. The new ICBA for supply costs tracks differences between the CPUC-authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Both the M-WRAM and the ICBA were effective January 1, 2025. During the three and six months ended June 30, 2025, the balances recorded in the new M-WRAM and ICBA were not material.
As required by the accounting guidance for alternative revenue programs, GSWC is required to collect its WRAM and M-WRAM balances within 24 months following the year in which an under-collection is recorded. As of June 30, 2025, there were no significant WRAM or M-WRAM under-collections that were estimated to be collected over more than a 24 month period.
PFAS Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in class action lawsuits related to PFAS contamination affecting public water systems. Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. This amount is expected to be disbursed to GSWC during the third and fourth quarter of 2025, with the first payment received in August 2025. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. Accordingly, in the second quarter of 2025, GSWC recognized a $12.5 million receivable along with a corresponding regulatory liability (as discussed below) as the amount was realizable and collection is virtually certain. Based on the settlement agreement with 3M Company, GSWC expects to be paid the remaining amount during 2026 – 2033, however, collectability is not virtually certain in order to recognize this amount as a receivable and corresponding regulatory liability as of June 30, 2025.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in the 3M Company class action lawsuit. The amounts in the memorandum account as of June 30, 2025 have been recorded as a regulatory liability to be used in the future to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses related to PFAS contamination.
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from 3M Company may not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.
BVES Regulatory Assets:
On January 16, 2025, the CPUC adopted a final decision that, among other things, set the new rates for the years 2023 – 2026 and adopted a settlement agreement in its entirety. BVES was authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023 with new 2025 rates implemented effective March 1, 2025. Because of the delay in finalizing the electric general rate case, billed electric revenues for the years of 2023, 2024 and through February 2025, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 rates authorized by the CPUC for future recovery. As of June 30, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $9.6 million. On February 28, 2025, BVES filed an advice letter to recover the cumulative retroactive amounts related to 2023 and 2024 through a surcharge to be collected over a 36-month period. The surcharge was implemented and made effective on April 1, 2025. Furthermore, the impact of the new rates related to the months of January and February 2025 have been added to the Base Revenue Requirement Adjustment Mechanism balancing account for future recovery.

Among other things, the settlement agreement adopted in the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a final CPUC decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of June 30, 2025, BVES had a total of approximately $14.0 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed advice letters to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$33,690	$31,864	$60,534	$54,999
Less: impact from participating securities	135	110	213	162
Total income available to common shareholders	$33,555	$31,754	$60,321	$54,837

Weighted average Common Shares outstanding, basic	38,509	37,309	38,382	37,169

Basic earnings per Common Share	$0.87	$0.85	$1.57	$1.48
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of June 30, 2025 and 2024 under these plans.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Common shareholders earnings, basic	$33,555	$31,754	$60,321	$54,837
Undistributed earnings for dilutive restricted stock units	63	54	87	67
Total common shareholders earnings, diluted	$33,618	$31,808	$60,408	$54,904

Weighted average Common Shares outstanding, basic	38,509	37,309	38,382	37,169
Stock-based compensation (1)	133	109	118	94
Weighted average Common Shares outstanding, diluted	38,642	37,418	38,500	37,263

Diluted earnings per Common Share	$0.87	$0.85	$1.57	$1.47

(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 158,549 and 132,530 restricted stock units, including performance awards to officers of the Company at June 30, 2025 and 2024, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three months ended June 30, 2024, AWR sold 227,667 Common Shares, through its ATM offering program and raised proceeds of $16.8 million, net of $0.3 million in commissions paid (Note 1). No Common Shares were issued during the three months ended June 30, 2025. During the six months ended June 30, 2025 and 2024, AWR sold 334,548 and 455,648 Common Shares, respectively, through its ATM offering program and raised proceeds of $25.8 million, net of $0.4 million in commissions paid and $33.0 million, net of $0.5 million in commissions paid, respectively (Note 1).
During the six months ended June 30, 2025 and 2024, AWR also issued 23,463 and 20,939 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the six months ended June 30, 2025 and 2024, AWR paid $1.3 million and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the six months ended June 30, 2025 and 2024, GSWC paid $1.2 million and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended June 30, 2025 and 2024, AWR paid quarterly dividends of approximately $17.9 million, or $0.4655 per share, and $16.0 million, or $0.4300 per share, respectively. During the six months ended June 30, 2025 and 2024, AWR paid quarterly dividends of approximately $35.7 million, or $0.9310 per share, and $31.9 million, or 0.8600 per share, respectively. During the three and six months ended June 30, 2025, GSWC paid dividends of $18.0 million to AWR. GSWC did not pay a dividend to AWR during the three and six months ended June 30, 2024. ASUS paid a $16.0 million dividend to AWR during the three months ended June 30, 2024, but did not pay any dividends to AWR during the three and six months ended June 30, 2025.
During the six months ended June 30, 2025, GSWC issued 3.6500 Common Shares to AWR for total proceeds of approximately $50.0 million. Proceeds from the stock issuances were used to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
Note 5 — Derivative Instruments
In May 2025, the CPUC approved a new power purchase contract between BVES and a third party. The new contract provides for the purchase of electricity during a delivery period from June 1, 2025 through December 31, 2028 and is subject to the accounting guidance for derivatives and requires mark-to-market accounting. In addition, BVES continues to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product through a contract that delivers through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.

The CPUC authorized the use of regulatory asset and liability memorandum accounts to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in the purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of June 30, 2025, the fair value of the derivative liability was $11.2 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contract as of June 30, 2025 was 875,388 megawatt hours.
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

The change in fair value was due to the change in market energy prices during the three and six months ended June 30, 2025 and 2024.

The following table presents changes in the fair value of the Level 3 derivatives for the three and six months ended June 30, 2025 and 2024:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Fair value at beginning of the period	$(13,094)	$(6,168)	$(8,823)	$(2,360)
Unrealized gains (losses) on purchase power contracts	1,850	575	(2,421)	(3,233)
Fair value at end of the period	$(11,244)	$(5,593)	$(11,244)	$(5,593)
Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $43.3 million as of June 30, 2025 and $41.2 million as of December 31, 2024. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. As of June 30, 2025, the outstanding long-term debt of AWR includes $100.0 million from new debt issued by GSWC in May 2025 and $50.0 million from BVES in February 2025. The fair values as of June 30, 2025 and December 31, 2024 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$793,621	$776,252	$643,893	$608,184

	June 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$708,621	$689,416	$608,893	$575,749

__________________
(1) Excludes debt issuance costs of approximately $3.7 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively.
(2) Excludes debt issuance costs of approximately $3.3 million and $3.0 million as of June 30, 2025 and December 31, 2024, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 23.3% and 24.5% for the three months ended June 30, 2025 and 2024, respectively, and was 23.6% and 24.4% for the six months ended June 30, 2025 and 2024, respectively. GSWC’s ETR was 24.4% and 25.2% for the three months ended June 30, 2025 and 2024, respectively, and was 24.5% and 25.0% for the six months ended June 30, 2025 and 2024, respectively.
The AWR and GSWC ETRs differed from the federal corporate statutory tax rate of 21% primarily due to (i) state taxes; (ii) permanent differences, including certain tax effects from stock compensation; (iii) the ongoing amortization of the excess deferred income tax liability; and (iv) differences between book and taxable income that are treated as flowed-through adjustments in accordance with regulatory requirements (principally from plant, rate-case, and compensation-related items). As regulated utilities, GSWC and BVES treat certain temporary differences as flowed-through to customers in computing their income tax expense consistent with the income tax method used in their CPUC-jurisdiction rate making. Flowed-through items either increase or decrease tax expense and the ETR.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act") was signed into federal law. Among other things, the Act extends or makes permanent several of the tax law changes enacted as part of the Tax Cuts and Jobs Act of 2017, and impacts the future of renewable energy tax credits enacted by the Inflation Reduction Act of 2022. Registrant is currently evaluating the provisions of the new tax law and the potential impact, if any, on its consolidated financial statements. Registrant currently does not expect the Act to have a material impact on its financial position or results of operations.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and six months ended June 30, 2025 and 2024 were as follows:

	For The Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Components of Net Periodic Benefits Cost:
Service cost	$668	$850	$27	$32	$180	$358
Interest cost	2,676	2,550	21	26	485	426
Expected return on plan assets	(3,179)	(3,009)	(161)	(142)	—	—
Amortization of prior service cost	110	109	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(292)	(293)	—	(3)
Net periodic benefits costs under accounting standards	$275	$500	$(405)	$(377)	$665	$781

	For The Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Components of Net Periodic Benefits Cost:
Service cost	$1,442	$1,700	$54	$64	$361	$716
Interest cost	5,382	5,100	45	49	970	852
Expected return on plan assets	(6,362)	(6,018)	(322)	(284)	—	—
Amortization of prior service cost	218	217	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(583)	(556)	—	(7)
Net periodic benefits costs under accounting standards	$680	$999	$(806)	$(727)	$1,331	$1,561

In 2025, Registrant expects to contribute approximately $3.4 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended June 30, 2025 and 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.4 million and $0.1 million, respectively, and $0.8 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, GSWC has a $1.3 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense is nearly aligned with the amounts included in electric rates, resulting in an insignificant balance in their pension balancing account as of June 30, 2025.

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
As of June 30, 2025, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of June 30, 2025, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

	For The Three Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$119,697	$12,928	$30,441	$163,066	$—	$163,066
Less:
Supply costs	33,959	2,961	—	36,920	—	36,920
Other operation	8,800	1,079	2,431	12,310	—	12,310
Administrative and general	15,952	3,648	5,620	25,220	2	25,222
Depreciation and amortization expense (1)	9,895	899	887	11,681	—	11,681
Maintenance	2,824	1,725	1,580	6,129	—	6,129
Property and other taxes	5,710	650	595	6,955	—	6,955
ASUS construction expense	—	—	12,890	12,890	—	12,890
Segment operating income (loss)	42,557	1,966	6,438	50,961	(2)	50,959

Interest expense	(9,265)	(1,202)	(179)	(10,646)	(1,462)	(12,108)
Interest income	936	350	202	1,488	10	1,498
Gain (loss) on investments held in a trust	2,748	—	—	2,748	—	2,748
Income tax expense (benefit)	9,096	85	1,599	10,780	(545)	10,235
Other segment items income (expense) (2)	260	147	12	419	409	828
Segment net income (loss)	$28,140	$1,176	$4,874	$34,190	$(500)	$33,690

	For The Three Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$43,221	$6,129	$1,566	$50,916	$—	$50,916

	For The Three Months Ended June 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Operating revenues	$110,424	$8,703	$36,201	$155,328	$—	$155,328
Less:
Supply costs	29,756	2,490	—	32,246	—	32,246
Other operation	7,442	930	2,361	10,733	—	10,733
Administrative and general	15,933	2,220	5,332	23,485	2	23,487
Depreciation and amortization expense (1)	9,043	893	834	10,770	—	10,770
Maintenance	2,210	405	920	3,535	—	3,535
Property and other taxes	5,475	532	605	6,612	—	6,612
ASUS construction expense	—	—	16,197	16,197	—	16,197
Segment operating income (loss)	40,565	1,233	9,952	51,750	(2)	51,748

Interest expense	(9,716)	(1,257)	(553)	(11,526)	(1,611)	(13,137)
Interest income	1,574	306	192	2,072	21	2,093
Gain (loss) on investments held in a trust	976	—	—	976	—	976
Income tax expense (benefit)	8,487	(39)	2,322	10,770	(411)	10,359
Other segment items income (expense) (2)	283	21	(18)	286	257	543
Segment net income (loss)	$25,195	$342	$7,251	$32,788	$(924)	$31,864

	For The Three Months Ended June 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Capital additions (3)	$54,349	$5,945	$1,454	$61,748	$—	$61,748

	For The Six Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$221,700	$27,930	$61,449	$311,079	$—	$311,079
Less:
Supply costs	59,382	7,026	—	66,408	—	66,408
Other operation	15,475	2,320	5,005	22,800	—	22,800
Administrative and general	33,609	6,746	11,739	52,094	3	52,097
Depreciation and amortization expense (1)	19,719	1,784	1,760	23,263	—	23,263
Maintenance	4,828	2,636	2,812	10,276	—	10,276
Property and other taxes	11,334	1,336	1,237	13,907	—	13,907
ASUS construction expense	—	—	25,823	25,823	—	25,823
Segment operating income (loss)	77,353	6,082	13,073	96,508	(3)	96,505

Interest expense	(18,593)	(2,338)	(492)	(21,423)	(2,767)	(24,190)
Interest income	2,208	874	401	3,483	28	3,511
Gain (loss) on investments held in a trust	2,161	—	—	2,161	—	2,161
Income tax expense (benefit)	15,610	1,132	2,976	19,718	(1,021)	18,697
Other segment items income (expense) (2)	527	316	(8)	835	409	1,244
Segment net income (loss)	$48,046	$3,802	$9,998	$61,846	$(1,312)	$60,534

	For The Six Months Ended June 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$101,079	$13,982	$3,420	$118,481	$—	$118,481

	For The Six Months Ended June 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Operating revenues	$200,689	$20,908	$68,982	$290,579	$—	$290,579
Less:
Supply costs	51,186	6,231	—	57,417	—	57,417
Other operation	14,022	1,919	4,415	20,356	—	20,356
Administrative and general	32,910	4,703	11,218	48,831	3	48,834
Depreciation and amortization expense (1)	18,077	1,777	1,638	21,492	—	21,492
Maintenance	4,038	778	1,944	6,760	—	6,760
Property and other taxes	10,724	1,126	1,249	13,099	—	13,099
ASUS construction expense	—	—	31,899	31,899	—	31,899
Segment operating income (loss)	69,732	4,374	16,619	90,725	(3)	90,722

Interest expense	(19,108)	(2,453)	(1,073)	(22,634)	(3,358)	(25,992)
Interest income	3,085	637	395	4,117	46	4,163
Gain (loss) on investments held in a trust	3,046	—	—	3,046	—	3,046
Income tax expense (benefit)	14,311	521	3,882	18,714	(959)	17,755
Other segment items income (expense) (2)	545	47	(34)	558	257	815
Segment net income (loss)	$42,989	$2,084	$12,025	$57,098	$(2,099)	$54,999

	For The Six Months Ended June 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments		AWR
Capital additions (3)	$95,627	$11,161	$2,510	$109,298	$—	$109,298

(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, and totaled $0.5 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Other segment items primarily consist of a) non-service cost components related to Registrant’s benefit plans, and b) AFUDC on BVES capital projects.
(3) Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS’s subsidiaries and property installed by developers and conveyed to GSWC and BVES.

The following tables reconciles segment net property, plant and equipment to total consolidated assets (in thousands):

	As of June 30, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,994,354	$179,543	$19,684	$2,193,581	$—	$—	$2,193,581
Other assets	236,216	53,671	124,212	414,099	1,120,236	(1,117,382)	416,953
Total consolidated assets	$2,230,570	$233,214	$143,896	$2,607,680	$1,120,236	$(1,117,382)	$2,610,534

	As of December 31, 2024
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,911,369	$170,349	$17,907	$2,099,625	$—	$—	$2,099,625
Other assets	220,612	50,048	126,279	396,939	1,045,732	(1,042,087)	400,584
Total consolidated assets	$2,131,981	$220,397	$144,186	$2,496,564	$1,045,732	$(1,042,087)	$2,500,209
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
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of Second Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2024 filed with the SEC.
The U.S. government announced a comprehensive set of tariffs in the second quarter. Since then, the U.S. government has paused implementation for some of these tariffs. Although certain tariffs have gone into effect, the timing and scope of other tariffs is still currently uncertain. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. The impact of such tariffs is subject to uncertainties regarding the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On January 30, 2025, the CPUC issued a final decision in GSWC’s general rate case application for all its water regions and the general office, which determines new water rates for the years 2025 - 2027. Among other things, the approved settlement authorizes GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second and third year attrition increases when those projects are completed. In addition, the approved settlement agreement includes $58.2 million of advice letter capital investments that began construction in 2023 that we expect to file for revenue recovery during the second and third year attrition increases when those projects are completed. For all of the advice letter projects, GSWC will be allowed to accrue interest during construction at the adopted cost of debt and recover the full rate of return, including all applicable components of the revenue requirement after the assets are placed in service up until the assets are formally included in customer rate calculations. Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the settlement agreement GSWC’s adopted operating revenues less water supply costs for 2025 are projected to increase by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs.

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
On March 5, 2025, GSWC filed an application for rehearing of the CPUC’s decision in the 2025-2027 general rate case, asserting that the final decision’s denial of GSWC’s revenue decoupling proposal was not supported by the record. On May 16, 2025, the CPUC issued a decision denying GSWC’s application for rehearing. However, GSWC, along with four other water investor-owned utilities in California, are supporting Senate Bill (“SB”) 473, which has been authored by one of California’s state senators and is being sponsored by the California Water Association. SB 473 seeks to align the regulated water utilities with the regulated electric utilities by making revenue decoupling mandatory and not at the discretion of the CPUC. SB 473 is still progressing through the legislative process and, at this time, management cannot predict the final outcome of this matter.
The new 2025 rates and the implementation of the new M-WRAM and ICBA regulatory mechanisms approved in the final decision have been reflected in GSWC’s earnings for the six months ended June 30, 2025 that resulted in an increase in recorded revenues of $21.0 million largely from the new rates and an increase in recorded water supply costs of $8.2 million, which combined is an increase of $12.8 million, compared to the same period in 2024. GSWC’s earnings during the six months of 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. GSWC obtains its water supplies from a variety of sources, which vary among its water systems and will fluctuate depending on the available source. Furthermore, the demand for water varies by season. For instance, water consumption tends to be higher during the third quarter of each year when weather in California is hotter and dryer. During cooler periods, such as the first six months, GSWC’s customers generally use less water, and as a result, GSWC’s pumped water sources are capable of meeting a greater portion of customer demand. Therefore, the favorable water supply source mix experienced during the first six months may or may not continue during the remainder of the 2025 year, and without a full cost balancing account for water supply, GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
GSWC Cost of Capital (“COC”) Proceeding:
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. In December 2024, GSWC, along with three other investor-owned California water utilities, requested a further extension of the date by which each of them must file their cost of capital applications. On January 14, 2025, the CPUC approved the request to defer the cost of capital application by another year. The CPUC’s approval postponed this filing date by one year until May 1, 2026, with a corresponding effective date of January 1, 2027. The CPUC also approved the joint parties’ request to leave the current WCCM in place through the one-year deferral period. GSWC’s current authorized rate of return on rate base is 7.93%, based on its weighted cost of capital, which will continue in effect through December 31, 2026. The 7.93% return on rate base includes a return on equity of 10.06%, an embedded cost of debt of 5.1%, and a capital structure with 57% equity and 43% debt.
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
The new electric rates were implemented on March 1, 2025. BVES was also authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. Due to the delay in finalizing the electric general rate case, billed electric revenues for the years 2023 and 2024, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 new rates authorized by the CPUC for future recovery. As of June 30, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $9.6 million. On April 1, 2025, BVES implemented surcharges to recover the retroactive amounts accumulated related to the new rates, as well as recovery of incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were being tracked in memorandum accounts prior to the new rate cycle.
The final decision provides for an increase in adopted operating revenues of $2.2 million for 2025 and $3.3 million in 2026. The rate increases for 2024 - 2026 are not subject to an earnings test. Furthermore, the previously mentioned advice letter projects of at least $23.1 million are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates. These projects also accrue AFUDC during construction that will further increase the revenue requirement. In the settlement agreement, the parties agreed to remove portions of the requested capital budgets from rates until they were completed and placed in service. For all of the advice letter projects, BVES will be allowed to accrue AFUDC during the construction period at the adopted rate of return, which will be added to the cost of the assets and recovered in customer rates when the assets are placed in service. Thus far, on April 1, 2025, BVES implemented new base rates to recover the revenue requirement associated with $11.6 million of capital projects approved for recovery through advice letters.
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

Summary of Second Quarter Results by Segment
The table below sets forth the second quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	6/30/2025	6/30/2024	CHANGE
Water	$0.73	$0.67	$0.06
Electric	0.03	0.01	0.02
Contracted services	0.13	0.19	(0.06)
AWR (parent)	(0.01)	(0.02)	0.01
Consolidated diluted earnings per share, as recorded (GAAP)	$0.87	$0.85	$0.02
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the three months ended June 30, 2025, AWR’s recorded consolidated diluted earnings were $0.87 per share, as compared to $0.85 per share for the same period in 2024, an increase of $0.02 per share, primarily generated from higher earnings at the water and electric utility segments, partially offset by timing differences in construction activities that resulted in lower earnings at the contracted services segment. Included in AWR’s consolidated results during the second quarter of 2025 were gains of $2.7 million, or $0.05 per share, generated on investments held to fund one of the Company’s retirement plans as compared to gains of $1.0 million, or $0.02 per share, recorded during the same period in 2024, a net favorable variance of $0.03 per share due to financial market conditions. In addition, AWR’s consolidated diluted earnings for the second quarter of 2025 were negatively impacted by approximately $0.03 per share due to the continued dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended June 30, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q2 2025	Q2 2024	Q2 2025	Q2 2024	Q2 2025	Q2 2024	Q2 2025	Q2 2024	Q2 2025	Q2 2024
Net income (loss)	$28,140	$25,195	$1,176	$342	$4,874	$7,251	$(500)	$(924)	$33,690	$31,864
Weighted Average Number of Diluted Shares	38,642	37,418	38,642	37,418	38,642	37,418	38,642	37,418	38,642	37,418
Diluted earnings (loss) per share	$0.73	$0.67	$0.03	$0.01	$0.13	$0.19	$(0.01)	$(0.02)	$0.87	$0.85
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the three months ended June 30, 2025, recorded diluted earnings from the water utility segment were $0.73 per share, as compared to $0.67 per share for the same period in 2024, an increase of $0.06 per share. The discussion below presents the major variances in earnings for the two periods.
•An increase in water operating revenues of $9.3 million largely as a result of the CPUC-authorized new rate increases effective January 1, 2025. GSWC transitioned from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025. As a result, GSWC’s revenues and earnings may be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $4.2 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2024 is largely due to an increase in the overall per-unit water supply costs. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings during the second quarter of 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. During the second quarter, GSWC’s pumped water sources, which cost less than purchased water, were capable of meeting a greater portion of customer demand when compared to a higher purchased water mix being recovered in the new adopted rates. However, the favorable water supply source mix experienced during the second quarter may or may not continue during the remainder of the 2025 year, and without a full cost balancing account for water supply, GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.

•An overall increase in operating expenses of $3.1 million (excluding supply costs) due primarily to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation-related costs largely from an increase in chemicals and water treatment costs, (iii) maintenance expense, (iv) depreciation and amortization expenses, which is impacted by increases in capital additions placed in service and are reflected and recovered in customer rates, and (v) property and other non-income taxes; partially offset by a decrease in other administrative and general expenses largely from lower outside service costs, which resulted from higher outside service costs incurred in 2024 related to the processing of the pending general rate case application at that time.
•An overall increase in other income (net of other expense) of $1.7 million due largely to gains totaling $2.7 million generated on investments held to fund one of the company’s retirement plans during the three months ended June 30, 2025, as compared to gains on investments of $1.0 million recorded during the same period in 2024 due to financial market conditions.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended June 30, 2025 as compared to the same period in 2024 favorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program beginning in February 2024. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through June 30, 2025, AWR has sold 1,479,767 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the second quarter of 2025 as compared to the same period in 2024 largely resulting from an increase in revenues from new rates implemented in 2025 as a result of receiving a final decision from the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as compared to 2022 rates used to record revenue during the same period of 2024.
The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed during the second quarter of 2024 because they were being tracked in memorandum accounts. Therefore, the increase in revenues was partially offset by overall increases in operating expenses due, in large part, to higher expenses recorded in connection with BVES’s vegetation management and other wildfire mitigation activities, as well as an increase in outside services related to various regulatory filings.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.06 per share for the second quarter of 2025 when compared to the same period in 2024. The effects of a decrease in construction activity and higher overall operating expenses (excluding construction expenses) were partially offset by (i) an increase in management fee revenues resulting from the resolution of various economic price adjustments, and (ii) lower interest expense from lower borrowing levels. During the second quarter of 2025, construction activities were negatively impacted by timing of when the work is performed. However, the contracted services segment is still expected to contribute $0.59 to $0.63 per share for the full 2025 year.
AWR (Parent):
For the three months ended June 30, 2025, diluted losses from AWR (parent) decreased by $0.01 per share when compared to the same period in 2024 due largely to a decrease in interest expense resulting from lower average interest rates, partially offset by higher borrowing levels under AWR’s credit facility.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Six Months Ended
	6/30/2025	6/30/2024	CHANGE
Water	$1.25	$1.15	$0.10
Electric	0.10	0.06	0.04
Contracted services	0.26	0.32	(0.06)
AWR (parent)	(0.03)	(0.06)	0.03
Consolidated diluted earnings per share, as recorded (GAAP)	1.57	1.47	0.10
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the six months ended June 30, 2025, AWR’s recorded consolidated diluted earnings were $1.57 per share, as compared to $1.47 per share recorded for the same period in 2024, an increase of $0.10 per share, primarily generated from higher earnings at the water and electric utility segments, partially offset by timing differences in construction activities that resulted in lower earnings at the contracted services segment. Included in AWR’s consolidated results for the six months ended June 30, 2025 were gains of $2.2 million, or $0.04 per share, generated on investments held to fund one of the Company’s retirement plans as compared to gains of $3.0 million, or $0.06 per share, recorded during the same period in 2024, a net unfavorable variance of $0.02 per share due to financial market conditions. In addition, AWR’s consolidated diluted earnings for the six months ended June 30, 2025 were negatively impacted by approximately $0.05 per share due to the continued dilutive effects from the issuance of equity under AWR’s ATM offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of operating income by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the six months ended June 30, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024
Net income (loss)	$48,046	$42,989	$3,802	$2,084	$9,998	$12,025	$(1,312)	$(2,099)	$60,534	$54,999
Weighted Average Number of Diluted Shares	38,500	37,263	38,500	37,263	38,500	37,263	38,500	37,263	38,500	37,263
Diluted earnings (loss) per share	$1.25	$1.15	$0.10	$0.06	$0.26	$0.32	$(0.03)	$(0.06)	$1.57	$1.47
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the six months ended June 30, 2025, recorded diluted earnings from the water utility segment were $1.25 per share, as compared to $1.15 per share for the same period in 2024, an increase of $0.10 per share. The discussion below presents the major variances in earnings for the two periods, which resulted in a net overall increase in earnings at the water segment of $0.10 per share for the six months ended June 30, 2025.
•An increase in water operating revenues of approximately $21.0 million largely as a result of the CPUC-authorized new rate increases effective January 1, 2025 in connection with the approved general rate case. GSWC transitioned from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025. As a result, GSWC’s revenues and earnings may be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $8.2 million primarily related to an increase in customer water usage and higher overall per-unit water supply costs. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings during the six months ended June 30, 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. During the six months ended June 30, 2025, GSWC’s pumped water sources, which cost less than purchased water, were capable of meeting a greater portion of customer demand when compared to a higher purchased water mix being recovered in the new adopted rates. GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $5.2 million (excluding supply costs) mainly due to increases in (i) overall labor costs and other employee-related benefits, (ii) other operation-related costs largely from an increase in chemicals and water treatment costs, (iii) maintenance expense, (iv) administrative and general expenses resulting largely from higher insurance-related costs, (v) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (vi) property and other non-income taxes.
•An overall decrease in interest income (net of interest expense) of $0.4 million resulting largely from a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges, partially offset from an overall decrease in interest expense resulting from lower interest rates and the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025.
•An overall decrease in other income (net of other expenses) of $0.9 million due primarily to gains of $2.2 million generated on investments held to fund one of the Company’s retirement plans as compared to gains of $3.0 million recorded during the same period in 2024, due to financial market conditions.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the six months ended June 30, 2025 as compared to the same period in 2024 favorably impacted the water segment’s earnings. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.04 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion. Through June 30, 2025, AWR has sold 1,479,767 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.04 per share for the six months ended June 30, 2025 as compared to the same period in 2024, largely resulting from an increase in revenues from the new rates implemented in 2025 as a result of receiving a final decision from the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as compared to 2022 rates used to record revenue during the same period of 2024.
The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed during the six months of 2024 because they were being tracked in memorandum accounts. Therefore, the increase in revenues was partially offset by overall increases in operating expenses due, in large part, to higher expenses recorded in connection with BVES’s vegetation management and other wildfire mitigation activities, as well as an increase in outside services related to various regulatory filings.
Contracted Services Segment:
Diluted earnings from the contracted services segment decreased $0.06 per share for the six months ended June 30, 2025 as compared to the same period in 2024, largely due to a decrease in construction activity and higher overall operating expenses (excluding construction expenses), partially offset by (i) an increase in management fee revenue resulting from the commencement of operations in April 2024 at the new bases (Naval Air Station Patuxent River and Joint Base Cape Cod) and the resolution of various economic price adjustments, and (ii) lower interest expense from lower borrowing levels. During the six months ended June 30, 2025, construction activities were negatively impacted by unfavorable weather conditions and timing, which were less impactful to construction activities during the same period of 2024. Furthermore, there was a decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program previously discussed. However, the contracted services segment is still expected to contribute $0.59 to $0.63 per share for the full 2025 year.
AWR (Parent):
For the six months ended June 30, 2025, the diluted loss from AWR (parent) decreased by $0.03 per share compared to the same period in 2024 due primarily to a decrease in interest expense resulting from lower average interest rates and lower borrowings made under AWR’s revolving credit facility, compared to the same period in 2024.
The following discussion and analysis for the three and six months ended June 30, 2025 and 2024 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended June 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$119,697	$110,424	$9,273	8.4%
Electric	12,928	8,703	4,225	48.5%
Contracted services	30,441	36,201	(5,760)	(15.9)%
Total operating revenues	163,066	155,328	7,738	5.0%

OPERATING EXPENSES
Water purchased	23,911	17,968	5,943	33.1%
Power purchased for pumping	3,554	3,521	33	0.9%
Groundwater production assessment	6,125	5,818	307	5.3%
Power purchased for resale	3,466	1,503	1,963	130.6%
Supply cost balancing accounts	(136)	3,436	(3,572)	(104.0)%
Other operation	12,310	10,733	1,577	14.7%
Administrative and general	25,222	23,487	1,735	7.4%
Depreciation and amortization	11,681	10,770	911	8.5%
Maintenance	6,129	3,535	2,594	73.4%
Property and other taxes	6,955	6,612	343	5.2%
ASUS construction	12,890	16,197	(3,307)	(20.4)%
Total operating expenses	112,107	103,580	8,527	8.2%

OPERATING INCOME	50,959	51,748	(789)	(1.5)%

OTHER INCOME AND EXPENSES
Interest expense	(12,108)	(13,137)	1,029	(7.8)%
Interest income	1,498	2,093	(595)	(28.4)%
Other, net	3,576	1,519	2,057	135.4%
Total other income (expenses), net	(7,034)	(9,525)	2,491	(26.2)%

INCOME BEFORE INCOME TAX EXPENSE	43,925	42,223	1,702	4.0%

Income tax expense	10,235	10,359	(124)	(1.2)%

NET INCOME	$33,690	$31,864	$1,826	5.7%

Basic earnings per Common Share	$0.87	$0.85	$0.02	2.4%

Fully diluted earnings per Common Share	$0.87	$0.85	$0.02	2.4%

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
Water
For the three months ended June 30, 2025, revenues from water operations increased by $9.3 million to $119.7 million as compared to the same period in 2024. The increase in water revenues during the second quarter of 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case, as well as an increase in water consumption compared to the same period in 2024. Billed water consumption for the second quarter of 2025 was higher by 8.5% as compared to the same period in 2024 due to lower amounts of seasonal precipitation as compared to second quarter of 2024. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the three months ended June 30, 2025 increased by $4.2 million to $12.9 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025, as compared to 2022 rates used to record revenue during the same period of 2024. A final decision from the CPUC issued in January 2025 in connection with BVES’s general rate case proceeding set new rates for 2023 - 2026 (retroactive to January 1, 2023).
Electric usage for the second quarter of 2025 was 2.6% lower than the same period in 2024. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended June 30, 2025, revenues from contracted services decreased by $5.8 million to $30.4 million as compared to $36.2 million for the same period in 2024. There was a decrease in construction activities largely due to timing, partially offset by an increase in management fees from economic price adjustments.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 32.9% and 31.1% of total operating expenses for the three months ended June 30, 2025 and 2024, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended June 30, 2025 and 2024 were 43.2% and 40.9%, respectively.
Since the implementation in 2008 of the previously CPUC-approved MCBA, GSWC was able to track adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC recorded the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovered from, or refunded to, customers the amount of such variances. Without the MCBA mechanism in place, beginning in 2025, there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. The MCBA has been replaced with an incremental supply cost balancing account that will not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended June 30, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water purchased	$23,911	$17,968	$5,943	33.1%
Power purchased for pumping	3,554	3,521	33	0.9%
Groundwater production assessment	6,125	5,818	307	5.3%
Water supply cost balancing accounts *	369	2,449	(2,080)	(84.9)%
Total water supply costs	$33,959	$29,756	$4,203	14.1%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.1) million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively.
Purchased water costs for the second quarter of 2025 increased to $23.9 million as compared to $18.0 million for the same period in 2024 primarily due to an increase in wholesale water costs. There was also an overall increase in well production costs compared to the same period in 2024 due to an increase in customer water usage, which increases power purchased for pumping and groundwater production assessments, and higher overall per-unit water supply costs. The increases to water production costs were also a result of increases in electricity provider rates and increases in pump tax rates.
For the second quarter of 2025, the water supply cost balancing account had a $0.4 million over-collection as compared to a $2.4 million over-collection during the same period in 2024. The change in water supply cost balancing accounts was primarily due to a change in the supply cost recovery mechanisms, as previously described. Unlike the MCBA, the incremental supply cost balancing account only tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended June 30, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Power purchased for resale	$3,466	$1,503	$1,963	130.6%
Electric supply cost balancing account *	(505)	987	(1,492)	(151.2)%
Total electric supply costs	$2,961	$2,490	$471	18.9%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.1) million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively.
For the three months ended June 30, 2025, the cost of power purchased for resale to BVES’s electric customers increased by $2.0 million to $3.5 million as compared to $1.5 million during the same period in 2024 due to higher overall average prices per megawatt-hour that include all fixed costs. The change in the electric supply cost balancing account in 2025 when compared to 2024 is also due to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended June 30, 2025 and 2024, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$8,800	$7,442	$1,358	18.2%
Electric Services	1,079	930	149	16.0%
Contracted Services	2,431	2,361	70	3.0%
Total other operation	$12,310	$10,733	$1,577	14.7%
The increase in other operation expenses at the water segment was primarily due to an increase in chemicals and water treatment costs. In addition, there was an increase of $0.5 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in other operation expenses, resulting in no impact to earnings.
The increase in other operation expenses at the electric segment was primarily due to higher operation-related labor costs and other operation costs, partially offset by lower outside-services costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended June 30, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$15,952	$15,933	$19	0.1%
Electric Services	3,648	2,220	1,428	64.3%
Contracted Services	5,620	5,332	288	5.4%
AWR (parent)	2	2	—	—%
Total administrative and general	$25,222	$23,487	$1,735	7.4%
Administrative and general expenses increased at the electric segment due primarily to higher outside-services costs incurred related to BVES’s wildfire mitigation activities and various regulatory filings. Higher expenses related to the wildfire mitigation activities are reflected and recovered in the new customer rates implemented in 2025. As previously mentioned, costs to support BVES’s wildfire mitigation plans were not included in customer rates and not expensed during the second quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.6 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment mainly due to higher labor costs, employee-related benefits, and insurance costs.

Depreciation and Amortization
For the three months ended June 30, 2025 and 2024, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$9,895	$9,043	$852	9.4%
Electric Services	899	893	6	0.7%
Contracted Services	887	834	53	6.4%
Total depreciation and amortization	$11,681	$10,770	$911	8.5%
Depreciation and amortization expense increased at the water and contracted services segments due largely to capital additions to utility plant and other fixed assets placed in service.
Overall depreciation and amortization expense is consistent at the electric segment due to additions to utility plant and other fixed assets placed in service that were largely offset by an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case. The lower adopted depreciation expense levels from the updated study is also reflected in the new revenue requirements, resulting in no significant impact to earnings.
Maintenance
For the three months ended June 30, 2025 and 2024, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,824	$2,210	$614	27.8%
Electric Services	1,725	405	1,320	*
Contracted Services	1,580	920	660	71.7%
Total maintenance	$6,129	$3,535	$2,594	73.4%
* not meaningful
Overall maintenance expense increased at the water and contracted services segments due to higher maintenance-related activities as compared to the same period in 2024 due to timing.
At the electric segment, higher vegetation management costs contributed to the majority of the increase compared to the same period in 2024. Higher expenses related to vegetation management costs are reflected and recovered in the new customer rates implemented in 2025. As discussed, vegetation management costs were not previously included in customer rates and not expensed during the second quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.8 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Property and Other Taxes
For the three months ended June 30, 2025 and 2024, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$5,710	$5,475	$235	4.3%
Electric Services	650	532	118	22.2%
Contracted Services	595	605	(10)	(1.7)%
Total property and other taxes	$6,955	$6,612	$343	5.2%
Property and other taxes increased at the water segment due largely to an increase in franchise fees from higher revenues and property taxes from capital additions. The increase at the electric segment was due to higher property taxes resulting from capital additions and related higher assessed values.
ASUS Construction
For the three months ended June 30, 2025, construction expenses for contracted services were $12.9 million, a decrease of $3.3 million compared to the same period in 2024, primarily resulting from a decrease in construction activity as compared to the same period of 2024 due to timing.

Interest Expense
For the three months ended June 30, 2025 and 2024, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$9,265	$9,716	$(451)	(4.6)%
Electric Services	1,202	1,257	(55)	(4.4)%
Contracted Services	179	553	(374)	(67.6)%
AWR (parent)	1,462	1,611	(149)	(9.2)%
Total interest expense	$12,108	$13,137	$(1,029)	(7.8)%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expenses at the regulated utilities decreased as compared to the same period in 2024 resulting primarily from a decrease in interest rates, partially offset by an increase in total borrowing levels to support, among other things, the capital expenditures programs at the regulated utilities. In addition, the decrease in the water segment’s interest expense was also attributed to the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025. Lastly, there was an overall decrease in average interest rates, which also contributed to the decreases of interest expense at the contracted services segment and AWR parent when compared to the same period in 2024. The overall combined average interest rates were 5.10% and 5.45% for the three months ended June 30, 2025 and 2024, respectively.
Interest Income
For the three months ended June 30, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$936	$1,574	$(638)	(40.5)%
Electric Services	350	306	44	14.4%
Contracted Services	202	192	10	5.2%
AWR (parent)	10	21	(11)	(52.4)%
Total interest income	$1,498	$2,093	$(595)	(28.4)%
For the three months ended June 30, 2025, interest income decreased at the water segment when compared to the same period in 2024 due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented.
Other Income and (Expenses), net
For the three months ended June 30, 2025 and 2024, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$3,008	$1,259	$1,749	138.9%
Electric Services	147	21	126	*
Contracted Services	12	(18)	30	(166.7)%
AWR (parent)	409	257	152	59.1%
Total other income and (expenses), net	$3,576	$1,519	$2,057	135.4%
    * not meaningful
For the three months ended June 30, 2025, other income (net of other expense) increased largely because of gains of $2.7 million recorded on investments held to fund one of the Company’s retirement plans in 2025, compared to gains of $1.0 million recorded in 2024. The increase in other income for the electric segment is due primarily to AFUDC earned on certain CPUC-approved advice letter projects. The increase in other income for AWR (parent) is due primarily to an increase in non-regulated-related activities.

Income Tax Expense
For the three months ended June 30, 2025 and 2024, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$9,096	$8,487	$609	7.2%
Electric Services	85	(39)	124	*
Contracted Services	1,599	2,322	(723)	(31.1)%
AWR (parent)	(545)	(411)	(134)	32.6%
Total income tax expense	$10,235	$10,359	$(124)	(1.2)%
    * not meaningful
AWR’s ETR was 23.3% and 24.5% for the three months ended June 30, 2025 and 2024, respectively. GSWC’s ETR was 24.4% and 25.2% for each of the periods ended June 30, 2025 and 2024, respectively. The decrease in the ETR during the three months ended June 30, 2025 is primarily due to favorable fluctuations in flowed-through income taxes at the regulated utilities.

Consolidated Results of Operations — Six Months Ended June 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$221,700	$200,689	$21,011	10.5%
Electric	27,930	20,908	7,022	33.6%
Contracted services	61,449	68,982	(7,533)	(10.9)%
Total operating revenues	311,079	290,579	20,500	7.1%

OPERATING EXPENSES
Water purchased	40,219	31,729	8,490	26.8%
Power purchased for pumping	6,703	6,353	350	5.5%
Groundwater production assessment	11,804	10,672	1,132	10.6%
Power purchased for resale	9,534	5,835	3,699	63.4%
Supply cost balancing accounts	(1,852)	2,828	(4,680)	(165.5)%
Other operation	22,800	20,356	2,444	12.0%
Administrative and general	52,097	48,834	3,263	6.7%
Depreciation and amortization	23,263	21,492	1,771	8.2%
Maintenance	10,276	6,760	3,516	52.0%
Property and other taxes	13,907	13,099	808	6.2%
ASUS construction	25,823	31,899	(6,076)	(19.0)%
Total operating expenses	214,574	199,857	14,717	7.4%

OPERATING INCOME	96,505	90,722	5,783	6.4%

OTHER INCOME AND EXPENSES
Interest expense	(24,190)	(25,992)	1,802	(6.9)%
Interest income	3,511	4,163	(652)	(15.7)%
Other, net	3,405	3,861	(456)	(11.8)%
Total other income (expenses), net	(17,274)	(17,968)	694	(3.9)%

INCOME BEFORE INCOME TAX EXPENSE	79,231	72,754	6,477	8.9%

Income tax expense	18,697	17,755	942	5.3%

NET INCOME	$60,534	$54,999	$5,535	10.1%

Basic earnings per Common Share	$1.57	$1.48	$0.09	6.1%

Fully diluted earnings per Common Share	$1.57	$1.47	$0.10	6.8%

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
Water
For the six months ended June 30, 2025, revenues from water operations increased by $21.0 million to $221.7 million as compared to the same period in 2024. The increase in water revenues during the six months of 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case, as well as an increase in water consumption compared to the same period in 2024. Billed water consumption for the six months ended June 30, 2025 was higher by 10.0% as compared to the same period in 2024 due primarily to lower amounts of seasonal precipitation for the six months of 2025 as compared to the same period in 2024. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the six months ended June 30, 2025 increased by $7.0 million to $27.9 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025, as compared to 2022 rates used to record revenue during the same period of 2024. A final decision from the CPUC issued in January 2025 in connection with BVES’s general rate case proceeding set new rates for 2023 - 2026 (retroactive to January 1, 2023).
Electric usage for the six months ended June 30, 2025 was lower by 0.6% compared to the same period in 2024. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the six months ended June 30, 2025, revenues from contracted services decreased by $7.5 million to $61.4 million as compared to $69.0 million for the same period in 2024. There was a decrease in construction activities largely due to timing and weather delays, partially offset by an increase in management fee revenue from annual economic price adjustments and the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 30.9% and 28.7% of total operating expenses for the six months ended June 30, 2025 and 2024, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the six months ended June 30, 2025 and 2024 were approximately 41.6% and 40.7%, respectively.
Since the implementation in 2008 of the previously CPUC-approved MCBA, GSWC was able to track adopted and actual expense levels for purchased water, power purchased for pumping and pump taxes. GSWC recorded the variances (which include the effects of changes in both rate and volume) between adopted and actual purchased water, purchased power and pump tax expenses as a regulatory asset or liability. GSWC recovered from, or refunded to, customers the amount of such variances. Without the MCBA mechanism in place, beginning in 2025, there may be volatility to Registrant’s earnings as a result of changes in water supply source mix. The MCBA has been replaced with an incremental supply cost balancing account that will not include the impact from changes in water supply source mix compared to the adopted mix incorporated in the revenue requirement, but allows GSWC to track differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the six months ended June 30, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water purchased	$40,219	$31,729	$8,490	26.8%
Power purchased for pumping	6,703	6,353	350	5.5%
Groundwater production assessment	11,804	10,672	1,132	10.6%
Water supply cost balancing accounts *	656	2,432	(1,776)	(73.0)%
Total water supply costs	$59,382	$51,186	$8,196	16.0%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.9) million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.
Purchased water costs during the six months ended June 30, 2025 increased to $40.2 million as compared to $31.7 million for the same period in 2024 largely due to increases in wholesale water costs. There was also an overall increase in well production costs compared to the same period in 2024 due to an increase in customer water usage, which increases power purchased for pumping and groundwater production assessments, and higher overall per-unit water supply costs. The increases to water production costs were also a result of increases in electricity provider rates and increases in pump tax rates.
For the six months ended June 30, 2025, the water supply cost balancing account had a $0.7 million over-collection as compared to a $2.4 million over-collection during the same period in 2024. The change in water supply cost balancing accounts was primarily due to a change in the supply cost recovery mechanisms, as previously described. Unlike the MCBA, the incremental supply cost balancing account only tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the six months ended June 30, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Power purchased for resale	$9,534	$5,835	$3,699	63.4%
Electric supply cost balancing account *	(2,508)	396	(2,904)	**
Total electric supply costs	$7,026	$6,231	$795	12.8%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(1.9) million and $2.8 million for the six months ended June 30, 2025 and 2024, respectively.
** not meaningful
For the six months ended June 30, 2025, the cost of power purchased for resale to BVES’s electric customers increased to $9.5 million as compared to $5.8 million during the same period in 2024 primarily due to higher overall average prices per megawatt-hour including fixed costs. The change in the electric supply cost balancing account during the six months ended June 30, 2025 compared to the same period in 2024 was due primarily to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the six months ended June 30, 2025 and 2024, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$15,475	$14,022	$1,453	10.4%
Electric Services	2,320	1,919	401	20.9%
Contracted Services	5,005	4,415	590	13.4%
Total other operation	$22,800	$20,356	$2,444	12.0%
For the six months ended June 30, 2025, the increase in other operation expenses at the water segment was due primarily to an increase in chemicals and water treatment costs. In addition, there was an increase of $0.7 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in other operation expenses, resulting in no impact to earnings. The increase at the electric segment was due primarily due to higher labor costs and an increase in bad debt expense. The increase at the contracted services segment was due primarily to the new operations at Joint Base Cape Cod and Naval Air Station Patuxent.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the six months ended June 30, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$33,609	$32,910	$699	2.1%
Electric Services	6,746	4,703	2,043	43.4%
Contracted Services	11,739	11,218	521	4.6%
AWR (parent)	3	3	—	—%
Total administrative and general	$52,097	$48,834	$3,263	6.7%
Administrative and general expenses increased at the water segment due primarily to an increase in labor costs and employee-related benefits, and insurance costs.
Administrative and general expenses increased at the electric segment primarily due to higher outside-services costs incurred related to BVES’s wildfire mitigation activities and various regulatory filings. Higher expenses related to the wildfire mitigation activities are reflected and recovered in the new customer rates implemented in 2025. As previously mentioned, costs to support BVES’s wildfire mitigation plans were not included in customer rates and not expensed during the six months of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.6 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment due to higher labor costs, employee-related benefits, and insurance costs at the legacy bases, and from the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River, partially offset by lower overall legal costs.

Depreciation and Amortization
For the six months ended June 30, 2025 and 2024, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$19,719	$18,077	$1,642	9.1%
Electric Services	1,784	1,777	7	0.4%
Contracted Services	1,760	1,638	122	7.4%
Total depreciation and amortization	$23,263	$21,492	$1,771	8.2%
Depreciation and amortization expense increased at the water and contracted services segments due largely to capital additions to utility plant and other fixed assets placed in service.
Depreciation and amortization expenses is consistent at the electric segment due to additions to utility plant and other fixed assets placed in service that was largely offset by an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case. The lower adopted depreciation expense levels from the updated study is also reflected in the new revenue requirements, resulting in no significant impact to earnings.
Maintenance
For the six months ended June 30, 2025 and 2024, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$4,828	$4,038	$790	19.6%
Electric Services	2,636	778	1,858	238.8%
Contracted Services	2,812	1,944	868	44.7%
Total maintenance	$10,276	$6,760	$3,516	52.0%
Overall maintenance expense increased at the water and contracted services segments due to higher maintenance-related activities compared to the same period in 2024 due to timing.
At the electric segment, higher vegetation management costs contributed to the majority of the increase compared to the same period in 2024. Higher expenses related to vegetation management costs are reflected and recovered in the new customer rates implemented in 2025. As discussed, vegetation management costs were not previously included in customer rates and not expensed during the six months of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.8 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Property and Other Taxes
For the six months ended June 30, 2025 and 2024, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$11,334	$10,724	$610	5.7%
Electric Services	1,336	1,126	210	18.7%
Contracted Services	1,237	1,249	(12)	(1.0)%
Total property and other taxes	$13,907	$13,099	$808	6.2%
Property and other taxes increased at the water segment due largely to an increase in franchise fees from higher revenues and property taxes from capital additions.
Property and other taxes increased at the electric segment due to higher property taxes resulting from capital additions and related higher assessed values.

ASUS Construction
For the six months ended June 30, 2025, construction expenses for contracted services were $25.8 million, a decrease of $6.1 million compared to the same period in 2024 primarily resulting from a decrease in construction activity as compared to the same period of 2024 due to timing and delays caused by weather conditions.
Interest Expense
For the six months ended June 30, 2025 and 2024, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$18,593	$19,108	$(515)	(2.7)%
Electric Services	2,338	2,453	(115)	(4.7)%
Contracted Services	492	1,073	(581)	(54.1)%
AWR (parent)	2,767	3,358	(591)	(17.6)%
Total interest expense	$24,190	$25,992	$(1,802)	(6.9)%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense decreased as compared to the same period in 2024 resulting primarily from overall lower average interest rates, partially offset by an increase in total borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. The overall combined average interest rates were 5.12% and 5.45% for the six months ended June 30, 2025 and 2024, respectively.
Interest Income
For the six months ended June 30, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,208	$3,085	$(877)	(28.4)%
Electric Services	874	637	237	37.2%
Contracted Services	401	395	6	1.5%
AWR (parent)	28	46	(18)	(39.1)%
Total interest income	$3,511	$4,163	$(652)	(15.7)%
The decrease in interest income at the water segment was due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. The increase at the electric segment was due to higher levels of regulatory asset balances accruing interest.
Other Income and (Expenses), net
For the six months ended June 30, 2025 and 2024, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,688	$3,591	$(903)	(25.1)%
Electric Services	316	47	269	*
Contracted Services	(8)	(34)	26	(76.5)%
AWR (parent)	409	257	152	59.1%
Total other income and (expenses), net	$3,405	$3,861	$(456)	(11.8)%
* not meaningful
    For the six months ended June 30, 2025, other income (net of other expenses) decreased largely because of gains of $2.2 million recorded on investments held to fund one of the Company’s retirement plans in 2025, compared to gains of $3.0 million recorded in 2024. The increase in other income for the electric segment is due primarily to AFUDC earned on certain CPUC-approved advice letter projects. The increase in other income for AWR (parent) is due primarily to an increase in non-regulated-related activities.

Income Tax Expense
For the six months ended June 30, 2025 and 2024, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ CHANGE	% CHANGE
Water Services	$15,610	$14,311	$1,299	9.1%
Electric Services	1,132	521	611	117.3%
Contracted Services	2,976	3,882	(906)	(23.3)%
AWR (parent)	(1,021)	(959)	(62)	6.5%
Total income tax expense	$18,697	$17,755	$942	5.3%
Consolidated income tax expense for the six months ended June 30, 2025 increased by $0.9 million primarily due to the increase in consolidated pretax income as compared to the same period in 2024. AWR’s ETR was 23.6% and 24.4% for the six months ended June 30, 2025 and 2024, respectively. GSWC’s ETR was 24.5% and 25.0% for the six months ended June 30, 2025 and 2024, respectively. The decrease in AWR and GSWC’s ETR was due largely from favorable changes in flowed-through income taxes.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $887.8 million was available for GSWC to pay dividends to AWR on June 30, 2025. Approximately $105.9 million was available for BVES to pay dividends to AWR as of June 30, 2025. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the six months ended June 30, 2025, AWR sold 334,548 Common Shares through this ATM offering program and raised net proceeds of $25.6 million, bringing the total raised through June 30, 2025 to $115.3 million, net of $1.8 million of commissions paid under the terms of the Equity Distribution Agreement. As of June 30, 2025, approximately $82.9 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are now scheduled to mature in June 2029. As of June 30, 2025, the credit agreements, as amended, provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements as of June 30, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. AWR’s and GSWC’s outstanding borrowings under its credit facilities were $143.0 million and $9.0 million, respectively, as of June 30, 2025. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s next pay-off period for its credit facility ends in June 2027. Accordingly, GSWC’s outstanding borrowings under its credit facility as of June 30, 2025 have been classified as non-current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.
In January 2024, GSWC filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A final decision was adopted at the March 13, 2025 voting meeting approving GSWC’s requests in its application.

On May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. In addition, on May 30, 2025, GSWC issued 3.6500 common shares to its parent in exchange for a contribution of $50.0 million. GSWC used the proceeds from both the issuance of the notes and equity to fully pay down all outstanding borrowings under GSWC’s credit agreement.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24-month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period ends in March 2027. In August 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new debt and equity securities. On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes satisfying the CPUC’s requirement. As of June 30, 2025, there was $1.0 million outstanding borrowings under BVES’s credit facility, which have been classified as non-current liabilities in AWR’s Consolidated Balance Sheet.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES is expected to consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $600.0 million and $88.0 million, respectively, remaining and available under each utility’s authorized applications that provide for long-term financing and which are expected to be used over the next 2-6 years to pay down outstanding borrowings under their respective credit facilities and support operations.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into federal law. Among other things, the Act extends or makes permanent several of the tax law changes enacted as part of the Tax Cuts and Jobs Act of 2017, and impacts the future of renewable energy tax credits enacted by the Inflation Reduction Act of 2022. Registrant is currently evaluating the provisions of the new tax law and the potential impact, if any, on its consolidated financial statements. Registrant currently does not expect the Act to have a material impact on its financial position or results of operations.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On July 29, 2025, AWR’s Board of Directors approved an 8.3% increase in the third quarter dividend to $0.5040 per share from $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 3, 2025 to shareholders of record at the close of business on August 15, 2025. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 71 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.5% over the last five years since the third quarter of 2020, and it is on track to achieve a 10-year CAGR of 8.3% in its calendar year dividend payments through 2025. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $109.6 million for the six months ended June 30, 2025 as compared to $70.5 million for the same period in 2024. The increase in operating cash flows was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. In addition, the increase in cash flows from operating activities also resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. Furthermore, the timing of income tax payments have also contributed to an increase in operating cash flows as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025, which did not happen in 2024.
Cash Flows from Investing Activities:
Net cash used in investing activities was $118.3 million for the six months ended June 30, 2025 as compared to $108.9 million for the same period in 2024, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
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
Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2025 as compared to cash provided of $27.9 million during the same period in 2024. The decrease in cash provided by financing activities was due primarily to a decrease in total net borrowings required in 2025 as compared to 2024 due, in large part, to an increase in cash flows from operating activities. Financing activities in 2025 included the issuance of long-term debt of $50.0 million by BVES and $100.0 million by GSWC and the proceeds were used to pay down outstanding borrowings under their respective credit facilities. Credit facilities have been used to support its operations and ongoing capital expenditure programs. In addition, for the six months ended June 30, 2025, AWR sold 334,548 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $25.6 million, while during the six months ended June 30, 2024, AWR sold 455,648 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $32.4 million.

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
GSWC may, at times, utilize external sources for long-term financing, as well as obtain funds from equity investments from its parent, AWR, to help fund a portion of its operations and construction expenditures. GSWC has its own separate credit agreement that provides for a $200.0 million unsecured revolving credit facility to support GSWC’s operations and capital expenditures. GSWC’s borrowing capacity under this credit agreement may be expanded up to an additional $75.0 million, subject to the lenders’ approval. The CPUC requires GSWC to pay-off in full all borrowings under its credit facility within a 24-month period after which GSWC may continue to borrow under this facility. GSWC’s next pay-off period ends in May 2027.
On January 22, 2024, GSWC filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A final decision was adopted at the March 13, 2025 voting meeting approving all of GSWC’s requests in its application. Following approval of the new financing application, on May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. In addition, on May 30, 2025, GSWC issued 3.6500 common shares to its parent in exchange for a contribution of $50.0 million. GSWC used the proceeds from both the issuance of the notes and equity to fully pay down all outstanding borrowings under GSWC’s credit agreement. Under the current financing application authorized by the CPUC, GSWC has $600.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 2 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $83.3 million for the six months ended June 30, 2025 as compared to $57.8 million for the same period in 2024.  The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2025 that were approved in the recent general rate case proceeding, (ii) the implementation, in May 2025, of the WRAM/MCBA surcharges related to the recovery of all pre-2025 revenue and supply cost activity with the majority to be recovered over 18 months, (iii) the implementation of other surcharges during the quarter, and (iv) the timing of income tax payments made to AWR (parent) as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025, which did not happen in 2024. This was partially offset by GSWC’s receipt in March 2024 of $3.5 million in additional COVID-19 relief funds from the state of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic, which did not recur in 2025. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $101.0 million for the six months ended June 30, 2025 as compared to $95.5 million for the same period in 2024, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities decreased to $15.7 million for the six months ended June 30, 2025 as compared to $35.0 million net cash provided for the same period in 2024.  The decrease in cash provided by financing activities was due, in large part, to dividends paid to AWR during 2025 of $18 million as compared none made during the same period in 2024. During 2025, GSWC issued long-term debt of $100.0 million and issued common shares to AWR (parent) in exchange for contribution of $50.0 million used. GSWC used the proceeds from both issuances to pay down outstanding borrowings under its credit facility that is used to support its water operations and capital expenditures program.

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
On May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. GSWC used the proceeds from the issuance of the notes to pay down outstanding borrowings under GSWC’s credit agreement.
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
Water Segment:
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that will set new rates for the years 2025 - 2027. Accordingly, new water rates for 2025 have been implemented and reflected in GSWC results for the six months ended June 30, 2025.

Asset Acquisition:
In August 2023, GSWC entered into an agreement, which was subject to CPUC approval, to purchase from a developer the water and wastewater system assets located in California’s Central Coast region. This is a new planned community, which will serve up to approximately 1,300 customers at full build out, which is anticipated to occur by 2034 under the current construction schedule, barring any future delays. On December 5, 2024, the CPUC approved a final decision granting GSWC’s Certificates of Public Convenience and Necessity that established rates for water and sewer services, including GSWC’s recovery of the purchase price through future customer rates. After receiving CPUC approval and finalizing other closing procedures, in May 2025, the parties completed the closing of the transaction, which included the initial installation and conveyance of water and wastewater system assets of $10.7 million by the developer, a non-cash transaction to the Registrant recorded during the second quarter of 2025 that resulted in an increase in GSWC's utility plant with corresponding increases in advances for and contributions in aid of construction. GSWC began serving a few customers during the second quarter in connection with this transaction. In the future, GSWC will take ownership of the incremental water and wastewater system assets in phases as they are completed and ready to accommodate new connections.
Sutter Pointe General Rate Case:
On March 7, 2025, GSWC and Cal Advocates filed a joint motion with the CPUC to adopt a settlement agreement to authorize initial rates for water service in GSWC’s new Sutter Pointe ratemaking area. GSWC is awaiting a proposed decision from the CPUC.
Electric Segment
Recent Changes in Rates:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that will set new rates for the years 2023 - 2026, and which were retroactive to January 1, 2023. Accordingly, new electric rates for 2025, which is the third year in the rate cycle, have been implemented and reflected in BVES results for the six months ended June 30, 2025. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases for the full year of 2024 were reflected in BVES’s 2024 fourth quarter results.
Among other things, the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a CPUC final decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of June 30, 2025, BVES had a total of approximately $14.0 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed an advice letter to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
Power Purchase Agreements:
On April 24, 2025, the CPUC adopted a final decision granting preapproval of power purchase agreements requested in an application filed by BVES in December 2023.
BVES Solar Energy and Battery Storage Projects:
In May 2024, BVES filed an application with the CPUC for approval to construct the solar energy and battery storage projects that will provide BVES with its first solar power generation facility and battery energy storage system. In July 2025, BVES and the Public Advocates Office filed a joint motion with the CPUC to adopt a settlement agreement resolving all issues in the proceeding. Among other things, the settlement agreement authorizes BVES to construct the solar energy and battery storage facility and system for a total combined cost of approximately $28.0 million, plus additional funds used during construction. The settlement agreement is pending approval by the CPUC with a proposed decision expected later this year. If approved, the costs associated with the projects would be recoverable in customer rates at the time the projects are completed and in service.
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
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in class action lawsuits related to PFAS contamination affecting public water systems. Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. This amount is expected to be disbursed to GSWC during the third and fourth quarter of 2025, with the first payment received in August 2025. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. Accordingly, in the second quarter of 2025, GSWC recognized a $12.5 million receivable along with a corresponding regulatory liability (as discussed below) as the amount was realizable and collection is virtually certain. Based on the settlement agreement with 3M Company, GSWC expects to be paid the remaining amount during 2026 – 2033. Furthermore, one of ASUS’s subsidiaries is also a participant in this class settlement agreement with 3M Company and is expected to receive approximately $2 million of settlement payments during 2025 – 2033.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in the 3M Company class action lawsuit. The amounts in the memorandum account as of June 30, 2025 have been recorded as a regulatory liability to be used in the future to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses related to PFAS contamination.
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from 3M Company may not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.
Water Supply
Water year 2024-25 (“WY2025”), which began on October 1, 2024, started out with normal conditions but has become increasingly drier as the water year has progressed. As of June 30, 2025, the State’s major reservoirs currently are at the following capacities: Lake Oroville at 94% capacity, San Luis Reservoir at 49% capacity and Diamond Valley Lake at 96% capacity. In addition, the Northern Sierra and Central Sierra snowpacks peaked on April 4, 2025, with higher amounts of snowpack in the northern Sierra as compared to the southern Sierra. Statewide precipitation is currently at 21.79 inches which is 95% of the average for this time of year and 92% of the average for the 2025 water year which ends on September 30, 2025.
The State Water Project allocation for WY2025 is currently set at 50% as of April 29, 2025 after being initially set at 5% in early December, and then progressively increased during January through March. The new water year began with favorable conditions but has progressively become drier statewide. And as of July 29, 2025, the U.S. Drought Monitor reported that 6% of California was in extreme drought with 23% identified as “severe drought” as compared to a year ago with 4% listed in “moderate drought” and 21% listed as “abnormally dry.” The southern portion of the State is currently experiencing these dry conditions disproportionately as compared to the northern portion of the State with dry conditions progressively moving into the central portion of the State.
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Lake Powell and Lake Mead are at 32% and 31 % capacity as of June 30, 2025 and 2024, respectively, which is slightly lower as compared to a year ago. Due to warm spring conditions in the Upper Colorado River Basin lower than usual June inflows resulted in less storage in Lake Powell than in 2024. If conditions remain dry in the

Upper Colorado Basin in 2026, Lake Powell and Lake Mead could reach critical elevations where power generation is limited which may result in increased upstream releases or large reductions in water diversions. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). On October 1, 2024, a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” was put in place by Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District of Southern California, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. Operational agreements on how the Colorado River is managed will expire in 2026. The Bureau is working with both the upper and lower states on a revised set of agreements and a draft is expected in 2025. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
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
(b) Changes in Internal Controls over Financial Reporting

There has been no change in Registrant’s internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. This amount is expected to be disbursed to GSWC during the third and fourth quarter of 2025, with the first payment received in August 2025. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. Based on the settlement agreement with 3M Company, GSWC expects to be paid the remaining amount during 2026 – 2033. Furthermore, one of ASUS’s subsidiaries is also a participant in this class settlement agreement with 3M Company and is expected to receive approximately $2 million during 2025 – 2033.
GSWC and one of ASUS’s subsidiaries are also plaintiffs in class action lawsuits related to PFAS contamination affecting public water systems with Dupont, Tyco Fire Products LP and BASF Corp. All three defendants have reached class settlement agreements with the classes of eligible public water systems in June 2023, April 2024, and May 2024, respectively, and all three class settlement agreements have been approved by orders issued by the Federal District Court of South Carolina in 2024. Although class settlement agreements have been reached by the parties and approved by the Court, settlement amounts expected to be awarded to GSWC and ASUS’s subsidiary are not known at this time.
Registrant is subject to ordinary routine litigation incidental to its business that may include claims for compensatory and punitive damages. No legal proceedings are pending that management believes to be material. Management believes that rate recovery, proper insurance coverage and reserves are in place to insure against, among other things, property, general liability, employment, and workers’ compensation claims incurred in the ordinary course of business. Insurance coverage may not cover certain claims involving punitive damages.
Item 1A. Risk Factors
There have been no significant changes in the risk factors disclosed in our 2024 Annual Report on Form 10-K filed with the SEC.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the second quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
April 1 - 30, 2025	5,946		$79.41	—	—
May 1 - 31, 2025	6,858		$77.98	—	—
June 1 - 30, 2025	3,655		$78.66	—	—
Total	16,459	(2)	$78.65	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable

Item 5. Other Information
(a)    On July 29, 2025, AWR’s Board of Directors approved an 8.3% increase in the third quarter dividend to $0.5040 per share from $0.4655 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on September 3, 2025 to shareholders of record at the close of business on August 15, 2025.
(b)    There have been no material changes during the second quarter of 2025 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended June 30, 2025, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

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

10.7	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.8	Credit Agreement of American States Water Company dated June 28, 2023, as amended, incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for September 30, 2023

10.9	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on July 31, 2009 (2)

10.10	Credit Agreement of Golden State Water Company dated June 28, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.11	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.12	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K filed on May 26, 2023 (2)

10.13
Form of Restricted Stock Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 3, 2017 (2)

10.14	Note Purchase Agreement dated July 8, 2020 incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed July 14, 2020

10.15	Form of 2021 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 5, 2021 (2)

10.16	Form of 2024 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 15, 2024 (2)

10.17	Contract for Professional Services effective June 15, 2022 incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K filed on January 21, 2022 (2)

10.18	Form of 2022 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 4, 2022 (2)

10.19	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.20	Form of Indemnification Agreement for directors and officers incorporated by reference herein to Exhibit 10.24 to the Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.21	2024 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 29, 2024 (2)

10.22	Form of 2024 Short-Term Incentive Program Award Agreement incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 29, 2024 (2)

10.23	2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.24	Form of Award Agreement for 2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.25	Form of 2025 Performance Award Agreement incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 14, 2025 (2)

10.26	Amendment No. 1 to Credit Agreement of Golden State Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-Q filed on May 7, 2025

10.27	Amendment No. 2 to Credit Agreement of American States Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-Q filed on May 7, 2025

10.28	Amendment No. 3 to Credit Agreement of American States Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.28 of Registrant’s Form 10-Q filed on May 7, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	August 6, 2025