Form 10-Q
period 2025-09-30
AMERICAN STATES WATER CO; Golden State Water CO
filed 2025-11-05
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, the number of common shares, no par value (“Common Shares”) outstanding of American States Water Company was 38,714,426. As of November 4, 2025, all of the 177.4086 outstanding shares of common stock, no par value, of Golden State Water Company were owned by American States Water Company.

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
•delays in receiving payment or delays in price adjustments due to canceled or delayed appropriations specific to our projects, reductions in government spending for the military generally or military-base operations specifically or other delays in Congress approving appropriations. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts, government shutdowns and the overall level of government expenditures;
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

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2025	December 31, 2024
Property, Plant and Equipment
Regulated utility plant, at cost	$2,849,671	$2,703,127
Non-utility property, at cost	49,505	44,697
Total	2,899,176	2,747,824
Less - accumulated depreciation	(658,307)	(648,199)
Net property, plant and equipment	2,240,869	2,099,625

Other property and investments	55,737	50,418

Current Assets
Cash and cash equivalents	26,073	26,661
Accounts receivable — customers (less allowance for doubtful accounts of $3,760 in 2025 and $3,568 in 2024)	46,577	37,699
Unbilled receivable	28,056	28,446
Receivable from the U.S. government (Note 2)	37,072	41,000
Other receivables (less allowance for doubtful accounts of $131 in 2025 and $110 in 2024)	12,327	6,415
Income taxes receivable	—	65
Materials and supplies	16,955	15,140
Regulatory assets — current	49,358	50,504
Prepayments and other current assets	8,196	7,286
Contract assets (Note 2)	26,167	20,130
Total current assets	250,781	233,346

Other Assets
Unbilled revenue — receivable from the U.S. government (Note 2)	1,718	3,423
Receivable from the U.S. government (Note 2)	29,413	35,486
Contract assets (Note 2)	1,405	1,518
Operating lease right-of-use assets	6,638	8,028
Regulatory assets	27,117	27,101
Other	41,595	41,264
Total other assets	107,886	116,820

Total Assets	$2,655,273	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2025	December 31, 2024
Capitalization
Common shares, no par value
Authorized: 60,000,000 shares
Outstanding: 38,714,426 shares in 2025 and 38,151,027 shares in 2024	$398,010	$355,143
Retained earnings	611,299	564,908
Total common shareholders’ equity	1,009,309	920,051
Long-term debt	790,261	640,382
Total capitalization	1,799,570	1,560,433

Current Liabilities
Notes payable to banks	5,000	124,000
Long-term debt — current	479	385
Accounts payable	81,664	88,591
Income taxes payable	27,343	481
Accrued other taxes	16,119	16,694
Accrued employee expenses	16,321	15,523
Accrued interest	11,450	8,133
Contract liabilities (Note 2)	10,420	5,662
Operating lease liabilities	2,081	2,074
Purchase power contract derivative at fair value (Note 5)	14,275	8,823
Other	12,323	15,159
Total current liabilities	197,475	285,525

Other Credits
Notes payable to banks	119,000	165,000
Advances for construction	75,770	69,856
Contributions in aid of construction – net	170,750	160,306
Deferred income taxes	190,986	180,173
Regulatory liabilities	47,291	22,926
Unamortized investment tax credits	890	942
Accrued pension and other postretirement benefits	32,043	33,816
Operating lease liabilities	4,959	6,394
Other	16,539	14,838
Total other credits	658,228	654,251

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,655,273	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Operating Revenues
Water	$132,323	$124,043	$354,023	$324,732
Electric	13,332	9,040	41,262	29,948
Contracted services	37,061	28,699	98,510	97,681
Total operating revenues	182,716	161,782	493,795	452,361

Operating Expenses
Water purchased	27,745	24,059	67,964	55,788
Power purchased for pumping	4,454	4,996	11,157	11,349
Groundwater production assessment	6,972	6,971	18,776	17,643
Power purchased for resale	3,288	2,467	12,822	8,302
Supply cost balancing accounts	(367)	(381)	(2,219)	2,447
Other operation	11,782	11,021	34,582	31,377
Administrative and general	25,413	24,200	77,510	73,034
Depreciation and amortization	11,934	10,849	35,197	32,341
Maintenance	5,481	3,719	15,757	10,479
Property and other taxes	7,771	7,063	21,678	20,162
ASUS construction	16,510	11,750	42,333	43,649
Total operating expenses	120,983	106,714	335,557	306,571

Operating Income	61,733	55,068	158,238	145,790

Other Income and Expenses
Interest expense	(11,711)	(13,225)	(35,901)	(39,217)
Interest income	1,064	1,739	4,575	5,902
Other, net	3,006	2,308	6,411	6,169
Total other income and expenses, net	(7,641)	(9,178)	(24,915)	(27,146)

Income before income tax expense	54,092	45,890	133,323	118,644

Income tax expense	12,925	10,056	31,622	27,811

Net Income	$41,167	$35,834	$101,701	$90,833

Weighted Average Number of Common Shares Outstanding	38,567	37,564	38,444	37,302
Basic Earnings Per Common Share	$1.06	$0.95	$2.64	$2.43

Weighted Average Number of Diluted Shares	38,702	37,683	38,569	37,409
Fully Diluted Earnings Per Common Share	$1.06	$0.95	$2.63	$2.42

Dividends Paid Per Common Share	$0.5040	$0.4655	$1.4350	$1.3255

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	38,151	$355,143	$564,908	$920,051
Add:
Net income			26,844	26,844
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	335	25,648		25,648
Issuances of Common Shares under stock-based compensation plans	23	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,626		1,626
Dividend equivalent rights on stock-based awards not paid in cash		63		63
Deduct:
Dividends on Common Shares			17,762	17,762
Dividend equivalent rights on stock-based awards not paid in cash			63	63
Balances at March 31, 2025	38,509	$382,480	$573,927	$956,407

Add:
Net income			33,690	33,690
Issuance costs from an at-the-market offering program		(78)		(78)
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		426		426
Dividend equivalent rights on stock-based awards not paid in cash		72		72
Deduct:
Dividends on Common Shares			17,926	17,926
Dividend equivalent rights on stock-based awards not paid in cash			72	72
Balances at June 30, 2025	38,509	$382,900	$589,619	$972,519

Add:
Net income			41,167	41,167
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	201	14,624		14,624
Issuances of Common Shares under stock-based compensation plans	4	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		407		407
Dividend equivalent rights on stock-based awards not paid in cash		79		79
Deduct:
Dividends on Common Shares			19,408	19,408
Dividend equivalent rights on stock-based awards not paid in cash			79	79
Balances at September 30, 2025	38,714	$398,010	$611,299	$1,009,309

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	36,981	$263,179	$512,930	$776,109
Add:
Net income			23,135	23,135
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	228	15,584		15,584
Issuances of Common Shares under stock-based compensation plans	20	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,570		1,570
Dividend equivalent rights on stock-based awards not paid in cash		44		44
Deduct:
Dividends on Common Shares			15,905	15,905
Dividend equivalent rights on stock-based awards not paid in cash			44	44
Balances at March 31, 2024	37,229	$280,377	$520,116	$800,493

Add:
Net income			31,864	31,864
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	228	16,724		16,724
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		420		420
Dividend equivalent rights on stock-based awards not paid in cash		55		55
Deduct:
Dividends on Common Shares			16,024	16,024
Dividend equivalent rights on stock-based awards not paid in cash			55	55
Balances at June 30, 2024	37,457	$297,576	$535,901	$833,477

Add:
Net income			35,834	35,834
Issuance of Common Shares from an at-the-market offering program, net of issuance costs	335	26,881		26,881
Issuances of Common Shares under stock-based compensation plans	5	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		729		729
Dividend equivalent rights on stock-based awards not paid in cash		92		92
Deduct:
Dividends on Common Shares			17,455	17,455
Dividend equivalent rights on stock-based awards not paid in cash			92	92
Balances at September 30, 2024	37,797	$325,278	$554,188	$879,466
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$101,701	$90,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,969	32,841
Provision for doubtful accounts	1,866	1,206
Deferred income taxes and investment tax credits	3,754	6,917
Stock-based compensation expense	3,384	3,486
(Gain) loss on investments held in a trust	(4,636)	(5,116)
Other — net	686	438
Changes in assets and liabilities:
Accounts receivable — customers	(10,750)	(11,383)
Unbilled receivable	2,096	(2,676)
Other receivables	2,745	3,241
Receivables from the U.S. government	10,001	8,207
Materials and supplies	(1,815)	1,153
Prepayments and other assets	18	(32)
Contract assets	(5,924)	(6,215)
Regulatory assets/liabilities	30,312	8,622
Accounts payable	2,899	1,716
Income taxes receivable/payable	26,927	(2,412)
Contract liabilities	4,758	2,297
Accrued pension and other postretirement benefits	(2,322)	(882)
Other liabilities	345	1,975
Net cash provided (used)	202,014	134,216

Cash Flows From Investing Activities:
Capital expenditures	(173,127)	(173,477)
Other investing activities	429	624
Net cash provided (used)	(172,698)	(172,853)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	40,215	59,305
Receipt of advances for and contributions in aid of construction	7,313	8,478
Refunds on advances for construction	(4,760)	(3,923)
Repayments of long-term debt	(454)	(370)
Proceeds from the issuance of long-term debt, net of issuance costs	149,206	64,569
Net changes in notes payable to banks	(165,000)	(36,500)
Dividends paid	(55,096)	(49,384)
Other financing activities	(1,328)	(1,142)
Net cash provided (used)	(29,904)	41,033
Net change in cash and cash equivalents	(588)	2,396
Cash and cash equivalents, beginning of period	26,661	14,073
Cash and cash equivalents, end of period	$26,073	$16,469

Non-cash transactions:
Accrued payables for investment in utility plant	$39,732	$41,182
Property installed by developers and conveyed	$17,514	$4,971

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
ASSETS
(Unaudited)

(in thousands)	September 30, 2025	December 31, 2024
Utility Plant
Utility plant, at cost	$2,605,544	$2,472,625
Less - accumulated depreciation	(570,442)	(561,256)
Net utility plant	2,035,102	1,911,369

Other Property and Investments	53,081	47,753

Current Assets
Cash and cash equivalents	7,947	11,338
Accounts receivable — customers (less allowance for doubtful accounts of $3,243 in 2025 and $3,368 in 2024)	42,538	34,712
Unbilled receivable	22,816	19,417
Other receivables (less allowance for doubtful accounts of $131 in 2025 and $110 in 2024)	10,703	3,122
Receivable from affiliate	—	120
Income taxes receivable from Parent	—	3,253
Materials and supplies	8,334	7,543
Regulatory assets — current	33,417	41,099
Prepayments and other current assets	6,393	5,880
Total current assets	132,148	126,484

Other Assets
Operating lease right-of-use assets	6,376	7,981
Other	38,840	38,394
Total other assets	45,216	46,375

Total Assets	$2,265,547	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS
CAPITALIZATION AND LIABILITIES
(Unaudited)

(in thousands, except number of shares)	September 30, 2025	December 31, 2024
Capitalization
Common Shares, no par value:
Authorized: 1,000 shares
Outstanding: 177.4086 shares in 2025 and 173.7586 in 2024	$466,239	$413,797
Retained earnings	435,687	392,036
Total common shareholder’s equity	901,926	805,833
Long-term debt	705,639	605,547
Total capitalization	1,607,565	1,411,380

Current Liabilities
Notes payable to banks	—	124,000
Long-term debt — current	479	385
Payable to affiliate	393	—
Accounts payable	65,389	70,896
Income taxes payable to Parent	21,107	—
Accrued other taxes	13,281	14,285
Accrued employee expenses	12,842	12,271
Accrued interest	10,035	7,438
Operating lease liabilities	1,986	2,036
Other	11,575	14,468
Total current liabilities	137,087	245,779

Other Credits
Advances for construction	75,750	69,836
Contributions in aid of construction — net	170,750	160,306
Deferred income taxes	174,954	166,410
Regulatory liabilities	47,291	22,926
Unamortized investment tax credits	890	942
Accrued pension and other postretirement benefits	31,476	33,351
Operating lease liabilities	4,796	6,394
Other	14,988	14,657
Total other credits	520,895	474,822

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,265,547	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating Revenues
Water	$132,323	$124,043	$354,023	$324,732
Total operating revenues	132,323	124,043	354,023	324,732

Operating Expenses
Water purchased	27,745	24,059	67,964	55,788
Power purchased for pumping	4,454	4,996	11,157	11,349
Groundwater production assessment	6,972	6,971	18,776	17,643
Supply cost balancing accounts	7	(370)	663	2,062
Other operation	8,044	7,807	23,519	21,829
Administrative and general	16,632	16,554	50,241	49,464
Depreciation and amortization	10,085	9,070	29,804	27,147
Maintenance	2,601	2,209	7,429	6,247
Property and other taxes	6,364	5,901	17,698	16,625
Total operating expenses	82,904	77,197	227,251	208,154

Operating Income	49,419	46,846	126,772	116,578

Other Income and Expenses
Interest expense	(8,552)	(9,862)	(27,145)	(28,970)
Interest income	511	1,504	2,719	4,589
Other, net	2,783	2,306	5,471	5,897
Total other income and expenses, net	(5,258)	(6,052)	(18,955)	(18,484)

Income before income tax expense	44,161	40,794	107,817	98,094

Income tax expense	10,863	9,228	26,473	23,539

Net Income	$33,298	$31,566	$81,344	$74,555

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2024	173.7586	$413,797	$392,036	$805,833
Add:
Net income			19,906	19,906
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,634		1,634
Dividend equivalent rights on stock-based awards not paid in cash		57		57
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			57	57
Balances at March 31, 2025	173.7586	$415,488	$411,885	$827,373

Add:
Net income			28,140	28,140
Issuance of Common Shares to Parent	3.6500	50,005		50,005
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		318		318
Dividend equivalent rights on stock-based awards not paid in cash		64		64
Deduct:
Dividends on Common Shares			18,000	18,000
Dividend equivalent rights on stock-based awards not paid in cash			64	64
Balances at June 30, 2025	177.4086	$465,875	$421,961	$887,836

Add:
Net income			33,298	33,298
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		292		292
Dividend equivalent rights on stock-based awards not paid in cash		72		72
Deduct:
Dividends on Common Shares			19,500	19,500
Dividend equivalent rights on stock-based awards not paid in cash			72	72
Balances at September 30, 2025	177.4086	$466,239	$435,687	$901,926

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES
IN COMMON SHAREHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2023	171.0000	$370,909	$332,919	$703,828
Add:
Net income			17,794	17,794
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		1,561		1,561
Dividend equivalent rights on stock-based awards not paid in cash		41		41
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			41	41
Balances at March 31, 2024	171.0000	$372,511	$350,672	$723,183

Add:
Net income			25,195	25,195
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		331		331
Dividend equivalent rights on stock-based awards not paid in cash		50		50
Deduct:
Dividend equivalent rights on stock-based awards not paid in cash			50	50
Balances at June 30, 2024	171.0000	$372,892	$375,817	$748,709

Add:
Net income			31,566	31,566
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements (Note 4)		575		575
Dividend equivalent rights on stock-based awards not paid in cash		81		81
Deduct:
Dividends on Common Shares			17,500	17,500
Dividend equivalent rights on stock-based awards not paid in cash			81	81
Balances at September 30, 2024	171.0000	$373,548	$389,802	$763,350

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net income	$81,344	$74,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,514	27,556
Provision for doubtful accounts	1,375	1,018
Deferred income taxes and investment tax credits	2,112	6,372
Stock-based compensation expense	3,028	3,157
(Gain) loss on investments held in a trust	(4,636)	(5,116)
Other — net	892	316
Changes in assets and liabilities:
Accounts receivable — customers	(9,201)	(11,887)
Unbilled receivable	(3,399)	(3,692)
Other receivables	1,070	1,766
Materials and supplies	(791)	(451)
Prepayments and other assets	466	854
Regulatory assets/liabilities	30,785	8,683
Accounts payable	2,329	3,749
Receivable/payable from/to affiliate	557	617
Income taxes receivable/payable from/to Parent	24,360	(1,632)
Accrued pension and other postretirement benefits	(2,424)	(962)
Other liabilities	(2,377)	1,222
Net cash provided (used)	156,004	106,125

Cash Flows From Investing Activities:
Capital expenditures	(148,597)	(147,093)
Other investing activities	390	318
Net cash provided (used)	(148,207)	(146,775)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	50,005	—
Receipt of advances for and contributions in aid of construction	7,313	8,478
Refunds on advances for construction	(4,760)	(3,923)
Repayments of long-term debt	(454)	(370)
Proceeds from the issuance of long-term debt, net of issuance costs	99,397	64,569
Net changes in notes payable to banks	(124,000)	(10,000)
Dividends paid	(37,500)	(17,500)
Other financing activities	(1,189)	(1,067)
Net cash provided (used)	(11,188)	40,187

Net change in cash and cash equivalents	(3,391)	(463)
Cash and cash equivalents, beginning of period	11,338	3,195
Cash and cash equivalents, end of period	$7,947	$2,732

Non-cash transactions:
Accrued payables for investment in utility plant	$36,400	$38,177
Property installed by developers and conveyed	$17,514	$4,971

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
In August 2023, GSWC entered into an agreement, subject to CPUC approval, to purchase from a developer the water and wastewater system assets located in California’s Central Coast region. This is a new planned community, which will serve up to approximately 1,300 customers at full build out, which is anticipated to occur by 2034 under the current construction schedule, barring any future delays. On December 5, 2024, the CPUC approved a final decision granting GSWC’s Certificates of Public Convenience and Necessity that will establish rates for water and wastewater services, including GSWC’s recovery of the purchase price through future customer rates. After receiving CPUC approval and finalizing other closing procedures in May 2025, the parties completed the closing of the transaction, which included the initial installation and conveyance of the water and wastewater system assets of $10.7 million by the developer, a non-cash transaction to the Registrant recorded during the second quarter of 2025 that resulted in an increase in GSWC’s utility plant with corresponding increases in advances for and contributions in aid of construction. GSWC began serving a few customers during the second quarter in connection with this transaction. In the future, GSWC will take ownership of the incremental water and wastewater system assets in phases as they are completed and ready to accommodate new connections.
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

Related Party and Intercompany Transactions: GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. GSWC allocated corporate office administrative and general costs to BVES of $0.8 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $2.4 million during the nine month periods ended September 30, 2025 and 2024, respectively. GSWC also allocated corporate office administrative and general costs to ASUS of approximately $1.2 million and $4.0 million for each of the three and nine month periods ended September 30, 2025 and 2024, respectively.
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
During the three months ended September 30, 2025 and 2024, AWR sold 201,212 and 335,449 Common Shares, respectively, through its ATM offering program and raised proceeds of $14.7 million, net of $0.2 million in commissions paid, and $27.0 million, net of $0.4 million in commissions paid, respectively, under the terms of the Equity Distribution Agreement. AWR also incurred $0.1 million of other expenses for each of the three months ended September 30, 2025 and 2024, respectively, which included primarily legal and other costs to support this ATM offering program. During the nine months ended September 30, 2025 and 2024, AWR sold 535,760 and 791,097 Common Shares, respectively, through the ATM offering program and raised proceeds of $40.5 million, net of $0.6 million in commissions paid, and $60.0 million, net of $0.9 million in commissions paid, respectively. AWR also incurred $0.3 million and $0.8 million of other expenses during the nine months ended September 30, 2025 and 2024, respectively, which was primarily legal and other costs. As of September 30, 2025, approximately $68.0 million remains available for sale under the ATM offering program.
AWR and GSWC each have credit agreements with original terms of five years, which were scheduled to mature in June 2028. Both credit agreements, as amended, are now scheduled to mature in June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity from $165.0 million to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of September 30, 2025, the credit agreements provided AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of September 30, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. As of September 30, 2025, AWR’s outstanding borrowings under its credit facility of $119.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. GSWC’s credit facility provides support for its water operations. As of September 30, 2025, there were no outstanding borrowings under GSWC's facility.
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
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a borrowing capacity of $65.0 million, and expires on July 1, 2026. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. On February 12, 2025, BVES issued $50.0 million in unsecured private-placement notes, which will mature on February 12, 2030. BVES used the proceeds from these notes to pay off all outstanding amounts under its revolving credit facility at the time of the notes’ issuance, thereby satisfying the CPUC’s requirement. BVES plans to renew its revolving credit facility prior to its maturity. As of September 30, 2025, there is $5.0 million in outstanding borrowings under BVES’s revolving credit facility and is classified as current liabilities on AWR’s Consolidated Balance Sheet.

Recent Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (Improvements to Income Tax Disclosures) requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for annual periods beginning after December 15, 2024 and will be applied prospectively to the annual income tax disclosures starting with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025. Registrant is currently evaluating the impact of this standard on its annual income tax disclosures.
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
Although GSWC and BVES have a diversified customer base of residential, commercial, industrial, and other customers, revenues derived from residential and commercial customers generally account for approximately 90% of total water and electric revenues. Most of ASUS’s revenues are derived from the U.S. government. For the three and nine months ended September 30, 2025 and 2024, disaggregated revenues from contracts with customers by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Water:
Tariff-based revenues	$130,229	$119,716	$347,800	$300,442
CPUC-approved surcharges (cost-recovery activities)	2,052	946	4,613	2,405
Other	680	694	1,980	1,944
Water revenues from contracts with customers	132,961	121,356	354,393	304,791
M-WRAM/WRAM under/(over)-collection (alternative revenue programs) (1)	(638)	2,687	(370)	19,941
Total water revenues	132,323	124,043	354,023	324,732

Electric:
Tariff-based revenues	11,823	8,892	37,336	30,431
CPUC-approved surcharges (cost-recovery activities)	1,161	27	2,588	130
Electric revenues from contracts with customers	12,984	8,919	39,924	30,561
BRRAM under/(over)-collection (alternative revenue program)	348	121	1,338	(613)
Total electric revenues	13,332	9,040	41,262	29,948

Contracted services:
Water	20,992	14,651	52,002	57,821
Wastewater	16,069	14,048	46,508	39,860
Contracted services revenues from contracts with customers	37,061	28,699	98,510	97,681

Total AWR revenues	$182,716	$161,782	$493,795	$452,361
(1) On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case (“GRC”) that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027, with rates retroactive to January 1, 2025. The final decision rejected GSWC’s request for the continuation of the WRAM, and instead orders GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. During the three and nine months ended September 30, 2025, the balances recorded in the new M-WRAM were not material.
The opening and closing balances of the receivable from the U.S. government, contract assets, and contract liabilities from contracts with customers, which are related entirely to ASUS, are as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Unbilled receivables	$5,438	$10,910
Receivable from the U.S. government	$66,485	$76,486
Contract assets	$27,572	$21,648
Contract liabilities	$10,420	$5,662
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
Contract Liabilities - Contract liabilities are liabilities of ASUS and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Contracted services revenues recognized during the three and nine months ended September 30, 2025, which were included in contract liabilities at the beginning of the period were approximately $3.9 million and $4.3 million, respectively. Contracted services revenues recognized during the three and nine months ended September 30, 2025 from performance obligations satisfied in previous periods were not material.
As of September 30, 2025, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, which range from 14 to 49 years. Each of the 50-year contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for convenience of the U.S. government. The 50-year contracts provide that, in such an event, the U.S. government would be entitled to repurchase the utility systems, and ASUS would be entitled to recover any unrecovered investments under the contracts’ termination and other provisions at the time of termination.
Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of incurred costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At September 30, 2025, GSWC and BVES had $29.2 million of net regulatory assets on the balance sheets, which included $135.9 million of regulatory assets net of $106.7 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $38.3 million of regulatory assets not accruing a carrying cost, which included $21.0 million related to flowed-through deferred income taxes including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $14.3 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.0 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $102.6 million of regulatory liabilities not incurring interest that consisted of $67.2 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $23.0 million related to the net over funded positions in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest). The remaining $12.4 million relates to the PFAS contamination litigation proceeds memorandum account that also does not accrue interest.
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

Regulatory assets, less regulatory liabilities, included in the consolidated balance sheets are as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
GSWC
2025 general rate case memorandum account (unbilled revenue)	$2,614	$—
2022/2023 general rate case memorandum accounts (unbilled revenue)	25,864	37,711
Water revenue adjustment mechanism, net of modified cost balancing account	12,752	29,738
Asset retirement obligations	7,981	7,501
Flowed-through deferred income taxes, net	18,668	12,506
Low income rate assistance balancing accounts	10,063	8,834
Other regulatory assets	10,377	11,352
Excess deferred income taxes	(63,464)	(63,682)
Pensions and other post-retirement obligations	(24,578)	(25,179)
Per-and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account	(12,393)	—
Other regulatory liabilities	(1,758)	(608)
Total GSWC	$(13,874)	$18,173
BVES
Derivative instrument memorandum account (Note 5)	$14,275	$8,823
2023/2024 general rate case memorandum accounts (unbilled revenue)	8,949	9,777
Wildfire mitigation and other fire prevention related costs memorandum accounts	13,030	14,681
Other regulatory assets	11,293	8,853
Other regulatory liabilities	(4,489)	(5,628)
Total BVES	$43,058	$36,506

Total AWR	$29,184	$54,679
Regulatory matters are discussed in the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed with the SEC. The discussion below focuses on significant matters and developments since December 31, 2024.
2025 General Rate Case Memorandum Account:
On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027. GSWC continued to bill its customers based on the existing adopted 2024 rates until the new 2025 rates were approved and implemented effective February 1, 2025. GSWC filed with the CPUC to establish a memorandum account to track interim rates, which made the new 2025 rates retroactive to January 1, 2025. As of September 30, 2025, there is an aggregate cumulative balance of $2.6 million under-collection recorded as a regulatory asset for retroactive water revenues. On April 14, 2025, GSWC filed an advice letter to recover the cumulative retroactive amounts related to January 2025 with a 12-month surcharge effective May 1, 2025.
Alternative-Revenue Programs:
Since 2008 and through December 31, 2024, GSWC recorded the difference between what it bills its water customers and that which is authorized by the CPUC using the Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial-paper rate. As of September 30, 2025, GSWC had an aggregated regulatory asset of $12.8 million, which is comprised of a $12.3 million under-collection in the WRAM accounts and a $0.5 million under-collection in the MCBA accounts, both related to pre-2025 revenue and supply cost activity. The surcharges for all pre-2025 WRAM/MCBA balances were implemented on May 1, 2025, with the majority of the balances to be recovered within 18 months.
The CPUC’s final decision in GSWC's most recent GRC setting rates for the years 2025 - 2027 rejected GSWC’s request for the continuation of the WRAM and MCBA, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The new M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. The new ICBA for supply costs tracks differences between the CPUC-authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Both the M-WRAM and the ICBA were effective January 1, 2025. During the three and nine months ended September 30, 2025, the balances recorded in the new M-WRAM and ICBA were not significant.
PFAS Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in class action lawsuits related to PFAS contamination affecting public water systems. Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. Accordingly, in the second quarter of 2025, GSWC recognized a $12.5 million receivable along with a corresponding regulatory liability (as discussed below) as the amount was realizable and collection was virtually certain. GSWC received the first payment of $3.8 million in August, and the remainder of the $12.5 million in October 2025. Based on the settlement agreement with 3M Company, GSWC expects to be paid the remaining settlement payments of approximately $6.5 million during 2026 – 2033, however, collectability is not virtually certain in order to recognize this amount as a receivable and corresponding regulatory liability as of September 30, 2025.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in the 3M Company class action lawsuit. The amounts in the memorandum account have been recorded as a regulatory liability to be used in the future to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination. As of September 30, 2025, GSWC has a $12.4 million regulatory liability related to the PFAS contamination litigation proceeds memorandum account.
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from 3M Company will not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.
BVES Regulatory Assets:
On January 16, 2025, the CPUC adopted a final decision that, among other things, set the new rates for the years 2023 – 2026 and adopted a settlement agreement in its entirety. BVES was authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023 with new 2025 rates implemented effective March 1, 2025. Because of the delay in finalizing the electric general rate case, billed electric revenues for the years of 2023, 2024 and through February 2025, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 rates authorized by the CPUC for future recovery. As of September 30, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $8.9 million. On February 28, 2025, BVES filed an advice letter to recover the cumulative retroactive amounts related to 2023 and 2024 through a surcharge to be collected over a 36-month period. The surcharge was implemented and made effective on April 1, 2025. Furthermore, the impact of the new rates related to the months of January and February 2025 have been added to the Base Revenue Requirement Adjustment Mechanism balancing account for future recovery.
Among other things, the settlement agreement adopted in the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a final CPUC decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of September 30, 2025, BVES had a total of approximately $13.0 million in regulatory assets related to these memorandum accounts. BVES filed advice letters to recover all pre-2023 costs included in these memorandum accounts that are being recovered over a period of 24 to 36 months through surcharges implemented on March 1, 2025 and April 1, 2025.
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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$41,167	$35,834	$101,701	$90,833
Less: impact from participating securities	164	128	370	294
Total income available to common shareholders	$41,003	$35,706	$101,331	$90,539

Weighted average Common Shares outstanding, basic	38,567	37,564	38,444	37,302

Basic earnings per Common Share	$1.06	$0.95	$2.64	$2.43
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income. There were no stock options outstanding as of September 30, 2025 and 2024 under these plans.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Common shareholders earnings, basic	$41,003	$35,706	$101,331	$90,539
Undistributed earnings for dilutive restricted stock units	86	66	169	134
Total common shareholders earnings, diluted	$41,089	$35,772	$101,500	$90,673

Weighted average Common Shares outstanding, basic	38,567	37,564	38,444	37,302
Stock-based compensation (1)	135	119	125	107
Weighted average Common Shares outstanding, diluted	38,702	37,683	38,569	37,409

Diluted earnings per Common Share	$1.06	$0.95	$2.63	$2.42
(1)     In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in calculating diluted EPS, 154,489 and 135,575 restricted stock units, including performance awards to officers of the Company at September 30, 2025 and 2024, respectively, were deemed to be outstanding and included in the calculation of diluted EPS.
During the three months ended September 30, 2025 and 2024, AWR sold 201,212 and 335,449 Common Shares, respectively, through its ATM offering program and raised proceeds of $14.7 million, net of $0.2 million in commissions paid and $27.0 million, net of $0.4 million in commissions paid, respectively. During the nine months ended September 30, 2025 and 2024, AWR sold 535,760 and 791,097 Common Shares, respectively, through its ATM offering program and raised proceeds of $40.5 million, net of $0.6 million in commissions paid and $60.0 million, net of $0.9 million in commissions paid, respectively (Note 1).
During the nine months ended September 30, 2025 and 2024, AWR also issued 27,639 and 25,164 Common Shares related to restricted stock units, respectively, pursuant to stock-based compensation plans.
During the nine months ended September 30, 2025 and 2024, AWR paid $1.3 million and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. During the nine months ended September 30, 2025 and 2024, GSWC paid $1.2 million and $1.1 million, respectively, to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity.
During the three months ended September 30, 2025 and 2024, AWR paid quarterly dividends of approximately $19.4 million, or $0.5040 per share, and $17.5 million, or $0.4655 per share, respectively. During the nine months ended September 30, 2025 and 2024, AWR paid dividends of approximately $55.1 million, or $1.4350 per share, and $49.4 million, or $1.3255 per share, respectively.
During the three and nine months ended September 30, 2025 , GSWC paid dividends of $19.5 million and $37.5 million, respectively, to AWR. GSWC paid dividends of $17.5 million to AWR during the three and nine months ended September 30, 2024. ASUS paid dividends of $6.0 million to AWR during the three and nine months ended September 30, 2025. ASUS paid dividends of $16.0 million to AWR during the nine months ended September 30, 2024.
During the nine months ended September 30, 2025, GSWC issued 3.6500 Common Shares to AWR for total proceeds of approximately $50.0 million. Proceeds from the stock issuances were used to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
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
The CPUC authorized the use of regulatory asset and liability memorandum accounts to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in the purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivatives throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of September 30, 2025, the fair value of the derivative liability was $14.3 million for the power purchase contracts, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under these long-term contract as of September 30, 2025 was 844,528 megawatt hours.
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
The change in fair value was due to the change in market energy prices during the three and nine months ended September 30, 2025 and 2024. The following table presents changes in the fair value of the Level 3 derivatives for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Fair value at beginning of the period	$(11,244)	$(5,593)	$(8,823)	$(2,360)
Unrealized (losses) gains on purchase power contracts	(3,031)	(2,727)	(5,452)	(5,960)
Fair value at end of the period	$(14,275)	$(8,320)	$(14,275)	$(8,320)

Note 6 — Fair Value of Financial Instruments
For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of these items.
Investments held in a Rabbi Trust for the supplemental executive retirement plan (“SERP”) are measured at fair value and totaled $45.8 million as of September 30, 2025 and $41.2 million as of December 31, 2024. All equity investments in the Rabbi Trust are Level 1 investments in mutual funds. The investments held in the Rabbi Trust are included in “Other Property and Investments” on Registrant’s balance sheets.
The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. As of September 30, 2025, the outstanding long-term debt of AWR includes $100.0 million from new debt issued by GSWC in May 2025 and $50.0 million from BVES in February 2025. The fair values as of September 30, 2025 and December 31, 2024 were determined using rates for similar financial instruments of the same duration utilizing Level 2 methods and assumptions. Changes in the assumptions will produce different results.

	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—AWR (1)	$794,310	$789,513	$643,893	$608,184

	September 30, 2025		December 31, 2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt—GSWC (2)	$709,310	$702,043	$608,893	$575,749

__________________
(1) Excludes debt issuance costs of approximately $3.6 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively.
(2) Excludes debt issuance costs of approximately $3.2 million and $3.0 million as of September 30, 2025 and December 31, 2024, respectively.
Note 7 — Income Taxes
AWR’s effective income tax rate (“ETR”) was 23.9% and 21.9% for the three months ended September 30, 2025 and 2024, respectively, and was 23.7% and 23.4% for the nine months ended September 30, 2025 and 2024, respectively. GSWC’s ETR was 24.6% and 22.6% for the three months ended September 30, 2025 and 2024, respectively, and was 24.6% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act") was signed into federal law. Among other things, the Act extends or makes permanent several of the tax law changes enacted as part of the Tax Cuts and Jobs Act of 2017, and impacts the future of renewable energy tax credits enacted by the Inflation Reduction Act of 2022. The Act leaves the U.S. corporate tax rate unchanged at 21%. Registrant continues to evaluate the provisions of the new tax law and the potential impact, if any, on its consolidated financial statements as the U.S. Treasury and the IRS issue further guidance. Registrant does not expect the Act to have a material impact on its financial position, results of operations and/or cash flows.

Note 8 — Employee Benefit Plans
The components of net periodic benefit costs for Registrant’s pension plan, postretirement medical benefit plan and SERP for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For The Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Components of Net Periodic Benefits Cost:
Service cost	$721	$792	$27	$32	$181	$358
Interest cost	2,691	2,580	23	25	485	426
Expected return on plan assets	(3,181)	(3,004)	(161)	(142)	—	—
Amortization of prior service cost	109	109	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(291)	(278)	—	(4)
Net periodic benefits costs under accounting standards	$340	$477	$(402)	$(363)	$666	$780

	For The Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		SERP
(dollars in thousands)	2025	2024	2025	2024	2025	2024
Components of Net Periodic Benefits Cost:
Service cost	$2,163	$2,492	$81	$96	$542	$1,074
Interest cost	8,073	7,680	68	74	1,455	1,278
Expected return on plan assets	(9,543)	(9,022)	(483)	(426)	—	—
Amortization of prior service cost	327	326	—	—	—	—
Amortization of actuarial (gain) loss	—	—	(874)	(834)	—	(11)
Net periodic benefits costs under accounting standards	$1,020	$1,476	$(1,208)	$(1,090)	$1,997	$2,341

In September 2025, Registrant contributed $3.4 million to its pension plan.
As authorized by the CPUC in the water and electric general rate case decisions, GSWC and BVES each utilize two-way balancing accounts to track differences between the forecasted annual pension expenses in rates, or expected to be in rates, and the actual annual expense recorded in accordance with the accounting guidance for pension costs. During the three months ended September 30, 2025 and 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $0.4 million and $0.1 million, respectively, and $1.2 million and $0.4 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, GSWC has a $1.7 million over-collection in its two-way balancing account, which is included as part of regulatory liabilities (Note 3).
BVES’s actual expense was lower than the amounts included in electric customer rates for all periods presented. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense is nearly aligned with the amounts included in electric rates, resulting in an insignificant balance in their pension balancing account as of September 30, 2025.
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
As of September 30, 2025, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of September 30, 2025, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the clean-up at the site. The estimate includes costs for continued activities of groundwater cleanup and monitoring, future soil treatment and site-closure-related activities. The ultimate cost may vary as there are many unknowns in remediation of underground gasoline spills and this is an estimate based on currently available information. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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
Note 10 — Business Segments
AWR has three reportable segments: water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets or liabilities other than its equity investments in its subsidiaries, note payables to bank, deferred taxes and note receivables from affiliate.
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

	For The Three Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$132,323	$13,332	$37,061	$182,716	$—	$182,716
Less:
Supply costs	39,178	2,914	—	42,092	—	42,092
Other operation	8,044	1,179	2,559	11,782	—	11,782
Administrative and general	16,632	3,116	5,663	25,411	2	25,413
Depreciation and amortization expense (1)	10,085	934	915	11,934	—	11,934
Maintenance	2,601	1,612	1,268	5,481	—	5,481
Property and other taxes	6,364	727	680	7,771	—	7,771
ASUS construction expense	—	—	16,510	16,510	—	16,510
Segment operating income (loss)	49,419	2,850	9,466	61,735	(2)	61,733

Interest expense	(8,552)	(1,239)	(52)	(9,843)	(1,868)	(11,711)
Interest income	511	334	207	1,052	12	1,064
Gain (loss) on investments held in a trust	2,474	—	—	2,474	—	2,474
Income tax expense (benefit)	10,863	400	2,356	13,619	(694)	12,925
Other segment items income (expense) (2)	309	172	(5)	476	56	532
Segment net income (loss)	$33,298	$1,717	$7,260	$42,275	$(1,108)	$41,167

	For The Three Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$47,518	$5,498	$1,630	$54,646	$—	$54,646

	For The Three Months Ended September 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$124,043	$9,040	$28,699	$161,782	$—	$161,782
Less:
Supply costs	35,656	2,456	—	38,112	—	38,112
Other operation	7,807	797	2,417	11,021	—	11,021
Administrative and general	16,554	2,042	5,602	24,198	2	24,200
Depreciation and amortization expense (1)	9,070	944	835	10,849	—	10,849
Maintenance	2,209	183	1,327	3,719	—	3,719
Property and other taxes	5,901	576	586	7,063	—	7,063
ASUS construction expense	—	—	11,750	11,750	—	11,750
Segment operating income (loss)	46,846	2,042	6,182	55,070	(2)	55,068

Interest expense	(9,862)	(1,357)	(614)	(11,833)	(1,392)	(13,225)
Interest income	1,504	11	197	1,712	27	1,739
Gain (loss) on investments held in a trust	2,071	—	—	2,071	—	2,071
Income tax expense (benefit)	9,228	135	1,425	10,788	(732)	10,056
Other segment items income (expense) (2)	235	21	(19)	237	—	237
Segment net income (loss)	$31,566	$582	$4,321	$36,469	$(635)	$35,834

	For The Three Months Ended September 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$51,466	$11,862	$851	$64,179	$—	$64,179

	For The Nine Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$354,023	$41,262	$98,510	$493,795	$—	$493,795
Less:
Supply costs	98,560	9,940	—	108,500	—	108,500
Other operation	23,519	3,499	7,564	34,582	—	34,582
Administrative and general	50,241	9,862	17,402	77,505	5	77,510
Depreciation and amortization expense (1)	29,804	2,718	2,675	35,197	—	35,197
Maintenance	7,429	4,248	4,080	15,757	—	15,757
Property and other taxes	17,698	2,063	1,917	21,678	—	21,678
ASUS construction expense	—	—	42,333	42,333	—	42,333
Segment operating income (loss)	126,772	8,932	22,539	158,243	(5)	158,238

Interest expense	(27,145)	(3,577)	(544)	(31,266)	(4,635)	(35,901)
Interest income	2,719	1,208	608	4,535	40	4,575
Gain (loss) on investments held in a trust	4,636	—	—	4,636	—	4,636
Income tax expense (benefit)	26,473	1,532	5,332	33,337	(1,715)	31,622
Other segment items income (expense) (2)	835	488	(13)	1,310	465	1,775
Segment net income (loss)	$81,344	$5,519	$17,258	$104,121	$(2,420)	$101,701

	For The Nine Months Ended September 30, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$148,597	$19,480	$5,050	$173,127	$—	$173,127

	For The Nine Months Ended September 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$324,732	$29,948	$97,681	$452,361	$—	$452,361
Less:
Supply costs	86,842	8,687	—	95,529	—	95,529
Other operation	21,829	2,716	6,832	31,377	—	31,377
Administrative and general	49,464	6,745	16,820	73,029	5	73,034
Depreciation and amortization expense (1)	27,147	2,721	2,473	32,341	—	32,341
Maintenance	6,247	961	3,271	10,479	—	10,479
Property and other taxes	16,625	1,702	1,835	20,162	—	20,162
ASUS construction expense	—	—	43,649	43,649	—	43,649
Segment operating income (loss)	116,578	6,416	22,801	145,795	(5)	145,790

Interest expense	(28,970)	(3,810)	(1,687)	(34,467)	(4,750)	(39,217)
Interest income	4,589	648	592	5,829	73	5,902
Gain (loss) on investments held in a trust	5,116	—	—	5,116	—	5,116
Income tax expense (benefit)	23,539	656	5,307	29,502	(1,691)	27,811
Other segment items income (expense) (2)	781	68	(53)	796	257	1,053
Segment net income (loss)	$74,555	$2,666	$16,346	$93,567	$(2,734)	$90,833

	For The Nine Months Ended September 30, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$147,093	$23,023	$3,361	$173,477	$—	$173,477

(1)   Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $0.2 million for each of the three months ended September 30, 2025 and 2024, and totaled $0.7 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Other segment items primarily consist of a) non-service cost components related to Registrant’s benefit plans, and b) AFUDC (equity) on certain BVES capital projects while under construction.
(3) Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS’s subsidiaries and property installed by developers and conveyed to GSWC and BVES.

The following tables reconciles segment net property, plant and equipment to total consolidated assets (in thousands):

	As of September 30, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,035,102	$185,573	$20,194	$2,240,869	$—	$—	$2,240,869
Other assets	230,445	57,516	122,951	410,912	1,132,684	(1,129,192)	414,404
Total consolidated assets	$2,265,547	$243,089	$143,145	$2,651,781	$1,132,684	$(1,129,192)	$2,655,273

	As of December 31, 2024
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,911,369	$170,349	$17,907	$2,099,625	$—	$—	$2,099,625
Other assets	220,612	50,048	126,279	396,939	1,045,732	(1,042,087)	400,584
Total consolidated assets	$2,131,981	$220,397	$144,186	$2,496,564	$1,045,732	$(1,042,087)	$2,500,209
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
AWR uses earnings per share by business segment as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments. AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. A reconciliation to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP is included in the discussion under the section titled “Summary of Third Quarter Results by Segment.”
Overview
Factors affecting our financial performance are summarized under “Risk Factors” in our Form 10-K for the period ended December 31, 2024 filed with the SEC.
The U.S. government announced a comprehensive set of tariffs in the second quarter. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has indicated that they could impose additional tariffs on particular countries and to impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding the timing of their implementation, whether the U.S. government ultimately imposes additional tariffs, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
The new 2025 rates and the implementation of the new M-WRAM and ICBA regulatory mechanisms approved in the final decision have been reflected in GSWC’s earnings for the nine months ended September 30, 2025 that resulted in an increase in recorded revenues of $29.3 million largely from the new rates and an increase in recorded water supply costs of $11.7 million, which combined is an increase of $17.6 million, compared to the same period in 2024. GSWC’s earnings during the three and nine months ended September 30, 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. GSWC obtains its water supplies from a variety of sources, which vary among its water systems and will fluctuate depending on the available source. Furthermore, the demand for water varies by season. For instance, water consumption tends to be higher during the third quarter of each year when weather in California is hotter and dryer. During cooler periods, such as the first six months, GSWC’s customers generally use less water, and as a result, GSWC’s pumped water sources are capable of meeting a greater portion of customer demand. The overall favorable water supply source mix experienced during the first nine months may or may not continue during the remainder of the 2025 year, and without a full cost balancing account for water supply, GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
Water Cost of Capital (“COC”) Proceeding:
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
Electric General Rate Case for the years 2023–2026
On January 16, 2025, the CPUC adopted a final decision in BVES’s general rate case proceeding that set new electric rates retroactive to January 1, 2023 and approves the settlement agreement reached between BVES, Cal Advocates and another intervenor in its entirety. Among other things, the settlement agreement, (i) settles and adopts the revenue requirements for each of the four years 2023 through 2026, (ii) authorizes BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and at least an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed; (iii) adopts a cost of capital that increases BVES’s adopted return on equity from 9.6% to 10.0%, lowers the cost of debt from 6.6% to 5.51%, and maintains the capital structure of 57% equity and 43% debt, and (iv) approves for recovery the requested capital expenditures and other incremental operating costs already incurred in connection with BVES’s wildfire mitigation plans that were previously not included in customer rates.
The new electric rates were implemented on March 1, 2025. BVES was also authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. Due to the delay in finalizing the electric general rate case, billed electric revenues for the years 2023 and 2024, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 new rates authorized by the CPUC for future recovery. As of September 30, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $8.9 million. On April 1, 2025, BVES implemented surcharges to recover the retroactive amounts accumulated related to the new rates, as well as recovery of incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were being tracked in memorandum accounts prior to the new rate cycle.
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
Contracted Services Segment:
ASUS’s revenues, operating income and cash flows are earned by providing water and/or wastewater services, including operation and maintenance services and construction of facilities for the water and/or wastewater systems at various military installations, pursuant to an initial 50-year, firm-fixed-price contract, additional firm-fixed-price contracts, task order agreements and subcontracts with third party prime contractors on military bases. Currently, ASUS has one subsidiary that has entered into a task order agreement with the U.S. government that has a term of 15 years. The contract prices for each of the contracts and recurring task order agreements are subject to annual economic price adjustments. Additional revenues generated by contract operations are primarily dependent on annual economic price adjustments, and new construction activities under contract modifications with the U.S. government or agreements with other third-party prime contractors. During the nine months ended September 30, 2025, ASUS was awarded approximately $28.7 million in new construction projects, which are expected to be completed beginning in 2025 through 2028. ASUS’s subsidiaries expect to continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
Effective October 1, 2025, the U.S. government announced its shutdown. Amid the current U.S. government shutdown, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” Management expects that any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event the U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.

Summary of Third Quarter Results by Segment
The table below sets forth the third quarter diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Three Months Ended
	9/30/2025	9/30/2024	CHANGE
Water	$0.86	$0.84	$0.02
Electric	0.04	0.02	0.02
Contracted services	0.19	0.11	0.08
AWR (parent)	(0.03)	(0.02)	(0.01)
Consolidated diluted earnings per share, as recorded (GAAP)	$1.06	$0.95	$0.11
For the three months ended September 30, 2025, AWR’s recorded consolidated diluted earnings were $1.06 per share, as compared to $0.95 per share for the same period in 2024, an increase of $0.11 per share, primarily generated from higher construction activities that resulted in higher earnings at the contracted services segment, and higher earnings at the water and electric utility segments resulting from the implementation of new customer rates. AWR’s consolidated diluted earnings for the third quarter of 2025 were negatively impacted by approximately $0.03 per share due to the continued dilutive effects from the issuance of equity under AWR’s at-the-market (“ATM”) offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements to AWR’s consolidated fully diluted earnings per common share (as recorded), for the three months ended September 30, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	Q3 2025	Q3 2024	Q3 2025	Q3 2024	Q3 2025	Q3 2024	Q3 2025	Q3 2024	Q3 2025	Q3 2024
Net income (loss)	$33,298	$31,566	$1,717	$582	$7,260	$4,321	$(1,108)	$(635)	$41,167	$35,834
Weighted Average Number of Diluted Shares	38,702	37,683	38,702	37,683	38,702	37,683	38,702	37,683	38,702	37,683
Diluted earnings (loss) per share	$0.86	$0.84	$0.04	$0.02	$0.19	$0.11	$(0.03)	$(0.02)	$1.06	$0.95
Water Segment:
For the three months ended September 30, 2025, recorded diluted earnings from the water utility segment were $0.86 per share, as compared to $0.84 per share for the same period in 2024, an increase of $0.02 per share. The discussion below presents the major variances in earnings for the two periods.
•An increase in water operating revenues of $8.3 million was largely as a result of the CPUC-authorized new rate increases effective January 1, 2025. GSWC transitioned from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025. As a result, GSWC’s revenues and earnings may be subject to future volatility from significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $3.5 million, which consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. The increase in water supply costs compared to the same period in 2024 is largely due to an increase in the overall per-unit purchased water costs covered in customer rates. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings will be subject to future volatility from favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $2.2 million (excluding supply costs) due primarily to increases in (i) overall labor costs, (ii) maintenance expense, (iii) depreciation and amortization expenses, which is impacted by increases in capital additions placed in service and are reflected and recovered in customer rates, and (iv) property and other non-income taxes; partially offset by a decrease in administrative and general expenses (excluding labor) primarily due to lower outside services costs, insurance reserves, and other employee-related benefits as compared to the same period in 2024.
•An overall decrease in interest expense (net of interest income) of $0.3 million resulting largely from an overall decrease in average borrowing levels and interest rates as well as the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025; partially offset by a decrease in interest income earned on regulatory assets due to decreasing regulatory balances as GSWC recovers the amounts through surcharges.

•An overall increase in other income (net of other expense) of $0.5 million due largely to gains totaling $2.5 million generated on investments held to fund one of the company’s retirement plans during the three months ended September 30, 2025, as compared to gains on investments of $2.1 million recorded during the same period in 2024 due to financial market conditions.
•Changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the three months ended September 30, 2025 as compared to the same period in 2024 unfavorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program beginning in February 2024. Under the ATM offering program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion, with $68 million currently remaining available for sale. Through September 30, 2025, AWR has sold 1,680,979 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.02 per share for the third quarter of 2025 as compared to the same period in 2024 largely resulting from an increase in revenues from new rates implemented in 2025 as a result of receiving a final decision from the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as compared to 2022 rates used to record revenues during the same period of 2024.
The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed during the third quarter of 2024 because they were being tracked in memorandum accounts. Therefore, the increase in revenues was partially offset by overall increases in operating expenses due, in large part, to higher expenses recorded in connection with BVES’s vegetation management and other wildfire mitigation activities, as well as an increase in outside services related to various regulatory filings, partially offset by a decrease in interest expense (net of interest income).
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.08 per share for the third quarter of 2025 when compared to the same period in 2024 largely resulting from an increase in (i) construction activities, from timing of when work is performed, (ii) management fee revenues resulting from the resolution of various economic price adjustments, and (iii) lower interest expense from lower borrowing levels, partially offset by higher overall operating expenses (excluding construction expenses). The contracted services segment is expected to contribute $0.59 to $0.63 per share for the full 2025 year.
AWR (Parent):
For the three months ended September 30, 2025, diluted losses from AWR (parent) increased by $0.01 per share when compared to the same period in 2024 due largely to an increase in interest expense resulting from higher borrowing levels under AWR’s credit facility, partially offset by lower average interest rates.

Summary of Year-to-Date Results by Segment
The table below sets forth the year-to-date diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Nine Months Ended
	9/30/2025	9/30/2024	CHANGE
Water	$2.11	$1.99	$0.12
Electric	0.14	0.07	0.07
Contracted services	0.45	0.44	0.01
AWR (parent)	(0.06)	(0.07)	0.01
Consolidated diluted earnings per share, as recorded (GAAP)	2.63	2.42	0.21
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
For the nine months ended September 30, 2025, AWR’s recorded consolidated diluted earnings were $2.63 per share, as compared to $2.42 per share recorded for the same period in 2024, an increase of $0.21 per share, primarily generated from higher earnings at the water and electric utility segments resulting largely from the implementation of new customer rates. AWR’s consolidated diluted earnings for the nine months ended September 30, 2025 were negatively impacted by approximately $0.08 per share due to the continued dilutive effects from the issuance of equity under AWR’s ATM offering program.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment and for the parent company as disclosed in Note 10 to the Unaudited Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share, for the nine months ended September 30, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
(in thousands, except per share amounts)	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024	YTD 2025	YTD 2024
Net income (loss)	$81,344	$74,555	$5,519	$2,666	$17,258	$16,346	$(2,420)	$(2,734)	$101,701	$90,833
Weighted Average Number of Diluted Shares	38,569	37,409	38,569	37,409	38,569	37,409	38,569	37,409	38,569	37,409
Diluted earnings (loss) per share	$2.11	$1.99	$0.14	$0.07	$0.45	$0.44	$(0.06)	$(0.07)	$2.63	$2.42
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
Water Segment:
For the nine months ended September 30, 2025, recorded diluted earnings from the water utility segment were $2.11 per share, as compared to $1.99 per share for the same period in 2024, an increase of $0.12 per share. The discussion below presents the major variances in earnings for the two periods.
•An increase in water operating revenues of approximately $29.3 million largely as a result of the CPUC-authorized new rate increases effective January 1, 2025 in connection with the approved general rate case. GSWC transitioned from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025. As a result, GSWC’s revenues and earnings may be subject to future volatility from significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $11.7 million primarily related to higher overall per-unit purchased water costs covered in rates. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings during the nine months ended September 30, 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. During the nine months ended September 30, 2025, GSWC’s pumped water sources, which cost less than purchased water, were capable of meeting a greater portion of customer demand when compared to a higher purchased water mix being recovered in the new adopted rates. GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $7.4 million (excluding supply costs) mainly due to increases in (i) overall labor costs, (ii) maintenance expense, (iii) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (iv) property and other non-income taxes; partially offset by a decrease in administrative and general expenses (excluding labor) primarily due to lower outside services costs including those related to regulatory filings as compared to the same period in 2024.

•An overall decrease in other income (net of other expenses) of $0.4 million due primarily to gains of $4.6 million generated on investments held to fund one of the Company’s retirement plans as compared to gains of $5.1 million recorded during the same period in 2024, due to financial market conditions.
•A decrease in earnings of approximately $0.06 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion, with $68 million currently remaining available for sale. Through September 30, 2025, AWR has sold 1,680,979 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.07 per share for the nine months ended September 30, 2025 as compared to the same period in 2024, largely resulting from an increase in revenues from the new rates implemented in 2025 as a result of receiving a final decision from the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as compared to 2022 rates used to record revenues during the same period of 2024.
The new rates resulted in an increase in electric revenues that supports, among other things, the growth in rate base and higher operating costs related to BVES’s wildfire mitigation plans that were previously not included in customer rates and not expensed during the nine months of 2024 because they were being tracked in memorandum accounts. Therefore, the increase in revenues was partially offset by overall increases in operating expenses due, in large part, to higher expenses recorded in connection with BVES’s vegetation management and other wildfire mitigation activities, as well as an increase in outside services related to various regulatory filings, partially offset by a decrease in interest expense (net of interest income).
Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.01 per share for the nine months ended September 30, 2025 as compared to the same period in 2024, largely due to (i) an increase in management fee revenue resulting from the commencement of operations in April 2024 at the new bases (Naval Air Station Patuxent River and Joint Base Cape Cod) and the resolution of various economic price adjustments, and (ii) lower interest expense from lower borrowing levels; partially offset by higher overall operating expenses (excluding construction expenses) and a decrease in construction activity. Furthermore, there was a decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. During the nine months ended September 30, 2025, construction activities were negatively impacted by unfavorable weather conditions and timing, which were less impactful to construction activities during the same period of 2024. The majority of these issues have been resolved as of September 30, 2025 and the contracted services segment is still expected to contribute $0.59 to $0.63 per share for the full 2025 year.
AWR (Parent):
For the nine months ended September 30, 2025, the diluted loss from AWR (parent) decreased by $0.01 per share compared to the same period in 2024 due, in part, to a decrease in overall interest expense from borrowings made under AWR’s revolving credit facility, compared to the same period in 2024.
The following discussion and analysis for the three and nine months ended September 30, 2025 and 2024 provides information on AWR’s consolidated operations and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES, and ASUS and its subsidiaries.

Consolidated Results of Operations — Three Months Ended September 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$132,323	$124,043	$8,280	6.7%
Electric	13,332	9,040	4,292	47.5%
Contracted services	37,061	28,699	8,362	29.1%
Total operating revenues	182,716	161,782	20,934	12.9%

OPERATING EXPENSES
Water purchased	27,745	24,059	3,686	15.3%
Power purchased for pumping	4,454	4,996	(542)	(10.8)%
Groundwater production assessment	6,972	6,971	1	—%
Power purchased for resale	3,288	2,467	821	33.3%
Supply cost balancing accounts	(367)	(381)	14	(3.7)%
Other operation	11,782	11,021	761	6.9%
Administrative and general	25,413	24,200	1,213	5.0%
Depreciation and amortization	11,934	10,849	1,085	10.0%
Maintenance	5,481	3,719	1,762	47.4%
Property and other taxes	7,771	7,063	708	10.0%
ASUS construction	16,510	11,750	4,760	40.5%
Total operating expenses	120,983	106,714	14,269	13.4%

OPERATING INCOME	61,733	55,068	6,665	12.1%

OTHER INCOME AND EXPENSES
Interest expense	(11,711)	(13,225)	1,514	(11.4)%
Interest income	1,064	1,739	(675)	(38.8)%
Other, net	3,006	2,308	698	30.2%
Total other income (expenses), net	(7,641)	(9,178)	1,537	(16.7)%

INCOME BEFORE INCOME TAX EXPENSE	54,092	45,890	8,202	17.9%

Income tax expense	12,925	10,056	2,869	28.5%

NET INCOME	$41,167	$35,834	$5,333	14.9%

Basic earnings per Common Share	$1.06	$0.95	$0.11	11.6%

Fully diluted earnings per Common Share	$1.06	$0.95	$0.11	11.6%

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
Water
For the three months ended September 30, 2025, revenues from water operations increased by $8.3 million to $132.3 million as compared to the same period in 2024. The increase in water revenues during the third quarter of 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case. There was also an increase in CPUC-approved surcharges billed in 2025 compared to the same period in 2024 to recover previously incurred costs. These surcharges are largely offset by corresponding increases in operating expenses, resulting in no impact to earnings. Billed water consumption for the third quarter of 2025 was consistent as compared to the same period in 2024. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the three months ended September 30, 2025 increased by $4.3 million to $13.3 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025, as compared to 2022 rates used to record revenues during the same period of 2024. A final decision from the CPUC issued in January 2025 in connection with BVES’s general rate case proceeding set new rates for 2023 - 2026 (retroactive to January 1, 2023).
Electric usage for the third quarter of 2025 was 3.1% lower than the same period in 2024. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining water and/or wastewater systems at various military bases.  For the three months ended September 30, 2025, revenues from contracted services increased by $8.4 million to $37.1 million as compared to $28.7 million for the same period in 2024. The increase was primarily due to an increase in construction activities largely due to timing and an increase in management fees from economic price adjustments.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for 34.8% and 35.7% of total operating expenses for the three months ended September 30, 2025 and 2024, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the three months ended September 30, 2025 and 2024 were 44.2% and 43.2%, respectively.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the three months ended September 30, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water purchased	$27,745	$24,059	$3,686	15.3%
Power purchased for pumping	4,454	4,996	(542)	(10.8)%
Groundwater production assessment	6,972	6,971	1	—%
Water supply cost balancing accounts *	7	(370)	377	(101.9)%
Total water supply costs	$39,178	$35,656	$3,522	9.9%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.4) million for both the three months ended September 30, 2025 and 2024, respectively.
Purchased water costs for the third quarter of 2025 increased to $27.7 million as compared to $24.1 million for the same period in 2024 primarily due to an increase in wholesale water costs. There was a decrease in power purchased for pumping due to lower production.
The change in water supply cost balancing accounts was primarily due to a change in the supply cost recovery mechanisms, as previously described. Unlike the MCBA, the incremental supply cost balancing account only tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the three months ended September 30, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Power purchased for resale	$3,288	$2,467	$821	33.3%
Electric supply cost balancing account *	(374)	(11)	(363)	**
Total electric supply costs	$2,914	$2,456	$458	18.6%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(0.4) million for both the three months ended September 30, 2025 and 2024, respectively.
** not meaningful
For the three months ended September 30, 2025, the cost of power purchased for resale to BVES’s electric customers increased by $0.8 million to $3.3 million as compared to $2.5 million during the same period in 2024 due to higher overall average prices per megawatt-hour that include all fixed costs. The change in the electric supply cost balancing account in 2025 when compared to 2024 is also due to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the three months ended September 30, 2025 and 2024, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$8,044	$7,807	$237	3.0%
Electric Services	1,179	797	382	47.9%
Contracted Services	2,559	2,417	142	5.9%
Total other operation	$11,782	$11,021	$761	6.9%
The increase in other operation expenses at the water segment was primarily due to an increase of $0.6 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts, partially offset by lower chemical and water treatment costs. Increases in revenues from billed surcharges have a corresponding and offsetting increase in other operation expenses, resulting in no impact to earnings. Excluding the impact of an increase in billed surcharges, administrative and general expenses at the water segment decreased $0.4 million due to lower chemical and water treatment costs incurred as compared to the same period in 2024.
The increase in other operation expenses at the electric segment was primarily due to higher operation-related labor costs and an increase in bad debt expense.
The increase at the contracted services segment was due to higher labor costs and an increase in chemical and water treatment costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the three months ended September 30, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$16,632	$16,554	$78	0.5%
Electric Services	3,116	2,042	1,074	52.6%
Contracted Services	5,663	5,602	61	1.1%
AWR (parent)	2	2	—	—%
Total administrative and general	$25,413	$24,200	$1,213	5.0%
At the water segment, increases in billed surcharges of $0.5 million to recover previously incurred administrative and general expenses that had been tracked in CPUC-authorized memorandum accounts were largely offset by lower outside services costs including those related to regulatory filings as compared to the same period in 2024.
Administrative and general expenses increased at the electric segment due primarily to higher outside-services costs incurred related to BVES’s wildfire mitigation activities and various regulatory filings. Higher expenses related to the wildfire mitigation activities are reflected and recovered in the new customer rates implemented in 2025. As previously mentioned, costs to support BVES’s wildfire mitigation plans were not included in customer rates and not expensed during the third quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.5 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.

Depreciation and Amortization
For the three months ended September 30, 2025 and 2024, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$10,085	$9,070	$1,015	11.2%
Electric Services	934	944	(10)	(1.1)%
Contracted Services	915	835	80	9.6%
Total depreciation and amortization	$11,934	$10,849	$1,085	10.0%
Depreciation and amortization expense increased at the water and contracted services segments due largely to capital additions to utility plant and other fixed assets placed in service.
Overall depreciation and amortization expense is consistent at the electric segment with a decrease from an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case largely offset by an increase in depreciation and amortization expense from additions to utility plant and other fixed assets placed in service. The lower adopted depreciation expense levels from the updated study is also reflected in the new revenue requirements, resulting in no significant impact to earnings.
Maintenance
For the three months ended September 30, 2025 and 2024, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,601	$2,209	$392	17.7%
Electric Services	1,612	183	1,429	*
Contracted Services	1,268	1,327	(59)	(4.4)%
Total maintenance	$5,481	$3,719	$1,762	47.4%
* not meaningful
Overall maintenance expense increased at the water segment due to higher maintenance-related activities as compared to the same period in 2024 due to timing.
At the electric segment, higher vegetation management costs contributed to the majority of the increase compared to the same period in 2024. Higher expenses related to vegetation management costs are reflected and recovered in the new customer rates implemented in 2025. As discussed, vegetation management costs were not previously included in customer rates and not expensed during the third quarter of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $0.7 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Property and Other Taxes
For the three months ended September 30, 2025 and 2024, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$6,364	$5,901	$463	7.8%
Electric Services	727	576	151	26.2%
Contracted Services	680	586	94	16.0%
Total property and other taxes	$7,771	$7,063	$708	10.0%
Property and other taxes increased at the water segment due largely to an increase in franchise fees from higher revenues and property taxes from capital additions. The increase at the electric segment was due to higher property taxes resulting from capital additions and related higher assessed values. Increases at the contracted services segment was due to higher gross receipts taxes resulting from higher revenues.

ASUS Construction
For the three months ended September 30, 2025, construction expenses for contracted services were $16.5 million, an increase of $4.8 million compared to the same period in 2024, primarily resulting from an increase in construction activity as compared to the same period of 2024 due to timing.
Interest Expense
For the three months ended September 30, 2025 and 2024, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$8,552	$9,862	$(1,310)	(13.3)%
Electric Services	1,239	1,357	(118)	(8.7)%
Contracted Services	52	614	(562)	(91.5)%
AWR (parent)	1,868	1,392	476	34.2%
Total interest expense	$11,711	$13,225	$(1,514)	(11.4)%
AWR’s borrowings consist of revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Interest expense at the regulated utilities and contracted services segment decreased as compared to the same period in 2024 resulting primarily from an overall decrease in interest rates and lower total average borrowing levels at the water and contracted services segments. In addition, the decrease in the water segment’s interest expense was also attributed to the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025. Lastly, the increase in interest expense at AWR (parent) was attributed to higher average net borrowings on its credit facility compared to the same period in 2024, partially offset by lower average interest rates when compared to the same period in 2024. The overall combined average interest rates were 5.06% and 5.36% for the three months ended September 30, 2025 and 2024, respectively.
Interest Income
For the three months ended September 30, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$511	$1,504	$(993)	(66.0)%
Electric Services	334	11	323	*
Contracted Services	207	197	10	5.1%
AWR (parent)	12	27	(15)	(55.6)%
Total interest income	$1,064	$1,739	$(675)	(38.8)%
* not meaningful
For the three months ended September 30, 2025, interest income decreased at the water segment when compared to the same period in 2024 due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. Interest income increased at the electric segment when compared to the same period in 2024 primarily due to higher levels of regulatory asset balances earning interest.
Other Income and (Expenses), net
For the three months ended September 30, 2025 and 2024, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,783	$2,306	$477	20.7%
Electric Services	172	21	151	*
Contracted Services	(5)	(19)	14	(73.7)%
AWR (parent)	56	—	56	*
Total other income and (expenses), net	$3,006	$2,308	$698	30.2%
    * not meaningful

For the three months ended September 30, 2025, other income (net of other expense) increased largely because of gains of $2.5 million recorded on investments held to fund one of the Company’s retirement plans in 2025, compared to gains of $2.1 million recorded in 2024. The increase in other income for the electric segment is due primarily to AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction. The increase in other income for AWR (parent) is due primarily to an increase in non-regulated-related activities.
Income Tax Expense
For the three months ended September 30, 2025 and 2024, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$10,863	$9,228	$1,635	17.7%
Electric Services	400	135	265	*
Contracted Services	2,356	1,425	931	65.3%
AWR (parent)	(694)	(732)	38	(5.2)%
Total income tax expense	$12,925	$10,056	$2,869	28.5%
* not meaningful
AWR’s ETR was 23.9% and 21.9% for the three months ended September 30, 2025 and 2024, respectively. GSWC’s ETR was 24.6% and 22.6% for each of the periods ended September 30, 2025 and 2024, respectively. The increase in the ETRs during the three months ended September 30, 2025 was primarily due to changes in certain flowed-through income taxes at the regulated utilities.

Consolidated Results of Operations — Nine Months Ended September 30, 2025 and 2024 (amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
OPERATING REVENUES
Water	$354,023	$324,732	$29,291	9.0%
Electric	41,262	29,948	11,314	37.8%
Contracted services	98,510	97,681	829	0.8%
Total operating revenues	493,795	452,361	41,434	9.2%

OPERATING EXPENSES
Water purchased	67,964	55,788	12,176	21.8%
Power purchased for pumping	11,157	11,349	(192)	(1.7)%
Groundwater production assessment	18,776	17,643	1,133	6.4%
Power purchased for resale	12,822	8,302	4,520	54.4%
Supply cost balancing accounts	(2,219)	2,447	(4,666)	(190.7)%
Other operation	34,582	31,377	3,205	10.2%
Administrative and general	77,510	73,034	4,476	6.1%
Depreciation and amortization	35,197	32,341	2,856	8.8%
Maintenance	15,757	10,479	5,278	50.4%
Property and other taxes	21,678	20,162	1,516	7.5%
ASUS construction	42,333	43,649	(1,316)	(3.0)%
Total operating expenses	335,557	306,571	28,986	9.5%

OPERATING INCOME	158,238	145,790	12,448	8.5%

OTHER INCOME AND EXPENSES
Interest expense	(35,901)	(39,217)	3,316	(8.5)%
Interest income	4,575	5,902	(1,327)	(22.5)%
Other, net	6,411	6,169	242	3.9%
Total other income (expenses), net	(24,915)	(27,146)	2,231	(8.2)%

INCOME BEFORE INCOME TAX EXPENSE	133,323	118,644	14,679	12.4%

Income tax expense	31,622	27,811	3,811	13.7%

NET INCOME	$101,701	$90,833	$10,868	12.0%

Basic earnings per Common Share	$2.64	$2.43	$0.21	8.6%

Fully diluted earnings per Common Share	$2.63	$2.42	$0.21	8.7%

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
Water
For the nine months ended September 30, 2025, revenues from water operations increased by $29.3 million to $354.0 million as compared to the same period in 2024. The increase in water revenues during the nine months of 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case, as well as an increase in water consumption compared to the same period in 2024. There was also an increase in CPUC-approved surcharges billed in 2025 compared to the same period in 2024 to recover previously incurred costs. These surcharges are largely offset by corresponding increases in operating expenses, resulting in no impact to earnings. Billed water consumption for the nine months ended September 30, 2025 was higher by 5.7% as compared to the same period in 2024 due primarily to lower amounts of seasonal precipitation for the nine months of 2025 as compared to the same period in 2024. Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the nine months ended September 30, 2025 increased by $11.3 million to $41.3 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025, as compared to 2022 rates used to record revenues during the same period of 2024. A final decision from the CPUC issued in January 2025 in connection with BVES’s general rate case proceeding set new rates for 2023 - 2026 (retroactive to January 1, 2023).
Electric usage for the nine months ended September 30, 2025 was lower by 1.3% compared to the same period in 2024. Due to the CPUC-approved Base Revenue Requirement Adjustment Mechanism, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases. For the nine months ended September 30, 2025, revenues from contracted services increased by $0.8 million to $98.5 million as compared to $97.7 million for the same period in 2024. There was an increase in management fee revenue from annual economic price adjustments and the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River, partially offset by a decrease in construction activities largely due to timing and weather delays.
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
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 32.3% and 31.2% of total operating expenses for the nine months ended September 30, 2025 and 2024, respectively.
Water segment supply costs
Two of the principal factors affecting water supply costs are the amount of water produced and the source of the water. Generally, the variable cost of producing water from wells is less than the cost of water purchased from wholesale suppliers. The overall actual percentages of purchased water for the nine months ended September 30, 2025 and 2024 were approximately 42.7% and 41.7%, respectively.

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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the nine months ended September 30, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water purchased	$67,964	$55,788	$12,176	21.8%
Power purchased for pumping	11,157	11,349	(192)	(1.7)%
Groundwater production assessment	18,776	17,643	1,133	6.4%
Water supply cost balancing accounts *	663	2,062	(1,399)	(67.8)%
Total water supply costs	$98,560	$86,842	$11,718	13.5%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(2.2) million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Purchased water costs during the nine months ended September 30, 2025 increased to $68.0 million as compared to $55.8 million for the same period in 2024 largely due to increases in wholesale water costs. There was also an overall increase in well production costs compared to the same period in 2024 due to an increase in customer water usage and an increase in pump tax rates. These increases were partially offset by lower power purchased for pumping due to changes of certain electricity provider rates.
For the nine months ended September 30, 2025, the water supply cost balancing account had a $0.7 million over-collection as compared to a $2.1 million over-collection during the same period in 2024. The change in water supply cost balancing accounts was primarily due to a change in the supply cost recovery mechanisms, as previously described. Unlike the MCBA, the incremental supply cost balancing account only tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the nine months ended September 30, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Power purchased for resale	$12,822	$8,302	$4,520	54.4%
Electric supply cost balancing account *	(2,882)	385	(3,267)	**
Total electric supply costs	$9,940	$8,687	$1,253	14.4%
* The sum of the water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(2.2) million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.
** not meaningful
For the nine months ended September 30, 2025, the cost of power purchased for resale to BVES’s electric customers increased to $12.8 million as compared to $8.3 million during the same period in 2024 primarily due to higher overall average prices per megawatt-hour including fixed costs. The change in the electric supply cost balancing account during the nine months ended September 30, 2025 compared to the same period in 2024 was due primarily to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs and outside-services costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the nine months ended September 30, 2025 and 2024, other operation expenses by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$23,519	$21,829	$1,690	7.7%
Electric Services	3,499	2,716	783	28.8%
Contracted Services	7,564	6,832	732	10.7%
Total other operation	$34,582	$31,377	$3,205	10.2%
For the nine months ended September 30, 2025, the increase in other operation expenses at the water segment was due, in part, from an increase of $1.3 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in other operation expenses, resulting in no impact to earnings. There was also an increase in operation-related labor.
The increase at the electric segment was due primarily due to higher operation-related labor costs and an increase in bad debt expense.
The increase at the contracted services segment was due primarily to the new operations at Joint Base Cape Cod and Naval Air Station Patuxent and higher labor costs.
Administrative and General
Administrative and general expenses include payroll costs related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory-utility-commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the nine months ended September 30, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$50,241	$49,464	$777	1.6%
Electric Services	9,862	6,745	3,117	46.2%
Contracted Services	17,402	16,820	582	3.5%
AWR (parent)	5	5	—	—%
Total administrative and general	$77,510	$73,034	$4,476	6.1%
Administrative and general expenses increased at the water segment due, in part, to an increase of $0.9 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings. There was also an increase in labor and insurance costs, partially offset by a decrease in outside services costs including those related to regulatory filings as compared to the same period in 2024.
Administrative and general expenses increased at the electric segment primarily due to higher outside-services costs incurred related to BVES’s wildfire mitigation activities and various regulatory filings. Higher expenses related to the wildfire mitigation activities are reflected and recovered in the new customer rates implemented in 2025. As previously mentioned, costs to support BVES’s wildfire mitigation plans were not included in customer rates and not expensed during the nine months of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $1.0 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment due to higher labor costs, employee-related benefits, and insurance costs at the legacy bases, and from the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River, partially offset by lower overall legal costs.

Depreciation and Amortization
For the nine months ended September 30, 2025 and 2024, depreciation and amortization by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$29,804	$27,147	$2,657	9.8%
Electric Services	2,718	2,721	(3)	(0.1)%
Contracted Services	2,675	2,473	202	8.2%
Total depreciation and amortization	$35,197	$32,341	$2,856	8.8%
Depreciation and amortization expense increased at the water and contracted services segments due largely to capital additions to utility plant and other fixed assets placed in service.
Depreciation and amortization expense is consistent at the electric segment due to an overall lower composite depreciation rate supported by the latest depreciation study adopted in the final decision in the electric general rate case that was largely offset by higher depreciation and amortization expenses from additions to utility plant and other fixed assets placed in service. The lower adopted depreciation expense levels from the updated study are also reflected in the new revenue requirements, resulting in no significant impact to earnings.
Maintenance
For the nine months ended September 30, 2025 and 2024, maintenance expense by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$7,429	$6,247	$1,182	18.9%
Electric Services	4,248	961	3,287	*
Contracted Services	4,080	3,271	809	24.7%
Total maintenance	$15,757	$10,479	$5,278	50.4%
* not meaningful
Overall maintenance expense increased at the water segment due to an increase in maintenance activities when compared to the same period in 2024.
At the electric segment, higher vegetation management costs contributed to the majority of the increase compared to the same period in 2024. Higher expenses related to vegetation management costs are reflected and recovered in the new customer rates implemented in 2025. As previously discussed, vegetation management costs were not previously included in customer rates and not expensed during the nine months of 2024 because they were being tracked in memorandum accounts prior to receiving the approved general rate case decision in January 2025. In addition, there was an increase of $1.4 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Overall maintenance expense increased at the contracted services segment due to higher planned and unplanned maintenance-related activities compared to the same period in 2024. Furthermore, the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River also contributed to the higher maintenance expense.
Property and Other Taxes
For the nine months ended September 30, 2025 and 2024, property and other taxes by business segment consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$17,698	$16,625	$1,073	6.5%
Electric Services	2,063	1,702	361	21.2%
Contracted Services	1,917	1,835	82	4.5%
Total property and other taxes	$21,678	$20,162	$1,516	7.5%

Property and other taxes increased at the water and electric segments due largely to an increase in franchise fees from higher revenues and property taxes from capital additions.
ASUS Construction
For the nine months ended September 30, 2025, construction expenses for contracted services were $42.3 million, a decrease of $1.3 million compared to the same period in 2024 primarily resulting from a decrease in construction activity as compared to the same period of 2024 due to timing and delays caused by weather conditions.
Interest Expense
For the nine months ended September 30, 2025 and 2024, interest expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$27,145	$28,970	$(1,825)	(6.3)%
Electric Services	3,577	3,810	(233)	(6.1)%
Contracted Services	544	1,687	(1,143)	(67.8)%
AWR (parent)	4,635	4,750	(115)	(2.4)%
Total interest expense	$35,901	$39,217	$(3,316)	(8.5)%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense decreased as compared to the same period in 2024 resulting primarily from overall lower average interest rates, partially offset by an increase in total average borrowing levels to support, among other things, the capital expenditures program at the regulated utilities. The overall combined average interest rates were 5.10% and 5.42% for the nine months ended September 30, 2025 and 2024, respectively. In addition, the decrease in the water segment’s interest expense was also attributed to the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025.
Interest Income
For the nine months ended September 30, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$2,719	$4,589	$(1,870)	(40.7)%
Electric Services	1,208	648	560	86.4%
Contracted Services	608	592	16	2.7%
AWR (parent)	40	73	(33)	(45.2)%
Total interest income	$4,575	$5,902	$(1,327)	(22.5)%
The decrease in interest income at the water segment was due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. The increase at the electric segment was due to higher levels of regulatory asset balances earning interest.
Other Income and (Expenses), net
For the nine months ended September 30, 2025 and 2024, other income and (expenses), net by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$5,471	$5,897	$(426)	(7.2)%
Electric Services	488	68	420	*
Contracted Services	(13)	(53)	40	(75.5)%
AWR (parent)	465	257	208	80.9%
Total other income and (expenses), net	$6,411	$6,169	$242	3.9%
* not meaningful

    For the nine months ended September 30, 2025, other income (net of other expenses) decreased at the water segment largely because of gains of $4.6 million recorded on investments held to fund one of the Company’s retirement plans in 2025, compared to gains of $5.1 million recorded in 2024. The increase in other income for the electric segment is due primarily to AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction. The increase in other income for AWR (parent) is due primarily to an increase in non-regulated-related activities.
Income Tax Expense
For the nine months ended September 30, 2025 and 2024, income tax expense by business segment, including AWR (parent), consisted of the following (dollar amounts in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ CHANGE	% CHANGE
Water Services	$26,473	$23,539	$2,934	12.5%
Electric Services	1,532	656	876	133.5%
Contracted Services	5,332	5,307	25	0.5%
AWR (parent)	(1,715)	(1,691)	(24)	1.4%
Total income tax expense	$31,622	$27,811	$3,811	13.7%
Consolidated income tax expense for the nine months ended September 30, 2025 increased by $3.8 million primarily due to the increase in consolidated pretax income as compared to the same period in 2024. AWR’s ETR was 23.7% and 23.4% for the nine months ended September 30, 2025 and 2024, respectively. GSWC’s ETR was 24.6% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. The increase in GSWC’s ETR was due largely due to changes in certain flowed-through income taxes.

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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $901.9 million was available for GSWC to pay dividends to AWR on September 30, 2025. Approximately $107.6 million was available for BVES to pay dividends to AWR as of September 30, 2025. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general, as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. During the nine months ended September 30, 2025, AWR sold 535,760 Common Shares through this ATM offering program and raised net proceeds of $40.2 million, bringing the total raised through September 30, 2025 to $130.0 million, net of $2.0 million of commissions paid under the terms of the Equity Distribution Agreement. As of September 30, 2025, approximately $68.0 million remained available for sale under the ATM offering program.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are now scheduled to mature in June 2029. As of September 30, 2025, the credit agreements, as amended, provide AWR and GSWC unsecured revolving credit facilities with borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, as of September 30, 2025, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. As of September 30, 2025, AWR’s outstanding borrowings under its credit facility of $119.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. As of September 30, 2025, there were no outstanding borrowings under GSWC’s facility.
In January 2024, GSWC filed a new financing application with the CPUC that requests authorization for the issuance and sale of additional long-term debt and equity securities of up to $750.0 million. A final decision was adopted at the March 13, 2025 voting meeting approving GSWC’s requests in its application. Subsequently, on May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million aggregate principal amount of Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million aggregate principal amount of Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. In addition, on May 30, 2025, GSWC issued 3.6500 common shares to its parent in exchange for a contribution of $50.0 million. GSWC used the proceeds from both the issuance of the notes and equity to fully pay down all outstanding borrowings under GSWC’s credit agreement.
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures with a current borrowing capacity of $65.0 million that matures on July 1, 2026. Currently, the credit agreement provides BVES an option to increase the borrowing capacity of the facility by an additional $10.0 million. BVES plans to renew its revolving credit facility prior to its maturity. In August 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new debt and equity securities. On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding at the time of issuing the notes satisfying the CPUC’s requirement. As of September 30, 2025, there was $5.0 million outstanding borrowings under BVES’s credit facility, which have been classified as current liabilities in AWR’s Consolidated Balance Sheet.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was signed into federal law. Among other things, the Act extends or makes permanent several of the tax law changes enacted as part of the Tax Cuts and Jobs Act of 2017, and impacts the future of renewable energy tax credits enacted by the Inflation Reduction Act of 2022. The Act leaves the U.S. corporate tax rate unchanged at 21%. Registrant continues to evaluate the provisions of the new tax law and the potential impact, if any, on its consolidated financial statements as the U.S. Treasury and the IRS issue further guidance. Registrant does not expect the Act to have a material impact on its financial position, results of operations and/or cash flows.
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
AWR’s ability to pay cash dividends on its Common Shares depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On October 28, 2025, AWR’s Board of Directors approved a fourth quarter dividend of $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2025 to shareholders of record at the close of business on November 14, 2025. Registrant has paid Common Share dividends every year since 1931 and has increased the dividends received by shareholders each calendar year for 71 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.5% over the last five years since the fourth quarter of 2020, and has achieved a 10-year CAGR of 8.3% in its calendar year dividend payments through 2025. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
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
Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $202.0 million for the nine months ended September 30, 2025 as compared to $134.2 million for the same period in 2024. The increase in operating cash flows was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. The increase in cash flows from operating activities also resulted from differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. In addition, during the third quarter, AWR received approximately $5 million in PFAS contamination litigation proceeds as plaintiffs in class action lawsuits. Finally, the timing of income tax payments have also contributed to an increase in operating cash flows as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025, which did not happen in 2024.
Cash Flows from Investing Activities:
Net cash used in investing activities was $172.7 million for the nine months ended September 30, 2025 as compared to $172.9 million for the same period in 2024, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities and electric facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
For the year 2025, the regulated utilities’ company-funded capital expenditures are expected to be between $180 million and $210 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to banks, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s credit facility are primarily used to support AWR (parent) and its contracted services subsidiary, and borrowings on GSWC and BVES’s credit facilities are used to fund GSWC and BVES capital expenditures, respectively, until long-term financing is arranged. AWR may also from time to time make equity contributions to GSWC and to BVES. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.
Net cash used by financing activities was $29.9 million for the nine months ended September 30, 2025 as compared to cash provided of $41.0 million during the same period in 2024. The decrease in cash provided by financing activities was due primarily to a decrease in total net borrowings required in 2025 as compared to 2024 due, in large part, to an increase in cash flows from operating activities. Financing activities in 2025 included the issuance of long-term debt of $50.0 million by BVES and $100.0 million by GSWC, and the proceeds were used to pay down outstanding borrowings under their respective credit facilities. Credit facilities have been used to support its operations and ongoing capital expenditure programs. In addition, for the nine months ended September 30, 2025, AWR sold 535,760 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $40.2 million, while during the nine months ended September 30, 2024, AWR sold 791,097 Common Shares through its ATM offering program and raised proceeds net of issuance costs of $59.3 million.
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
Cash Flows from Operating Activities:
Net cash provided by operating activities was $156.0 million for the nine months ended September 30, 2025 as compared to $106.1 million for the same period in 2024.  The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2025 that were approved in the recent general rate case proceeding, (ii) the implementation, in May 2025, of the WRAM/MCBA surcharges related to the recovery of all pre-2025 revenue and supply cost activity with the majority to be recovered over 18 months, (iii) the implementation of other surcharges during the year, and (iv) the timing of income tax payments made to AWR (parent) as a result of wildfire tax relief legislation, which allowed for the postponement of income tax payment deadlines until October 15, 2025, which did not happen in 2024. In addition, during the third quarter, GSWC received approximately $3.8 million in PFAS contamination litigation proceeds as a plaintiff in a class action lawsuit. This was partially offset by GSWC’s receipt in March 2024 of $3.5 million in additional COVID-19 relief funds from the state of California that provided assistance to customers for delinquent water customer bills incurred during the pandemic, which did not recur in 2025. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $148.2 million for the nine months ended September 30, 2025 as compared to $146.8 million for the same period in 2024, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash used by financing activities was $11.2 million for the nine months ended September 30, 2025 as compared to $40.2 million net cash provided for the same period in 2024.  The decrease in cash provided by financing activities was due primarily to a decrease in total capital (debt and equity) raised in 2025 as compared to 2024 due, in large part, to an increase in cash flows from operating activities. There was also an increase in dividends paid to AWR during 2025 of $37.5 million as compared $17.5 million of dividend paid during the same period in 2024. During 2025, GSWC issued long-term debt of $100.0 million and issued common shares to AWR (parent) in exchange for contribution of $50.0 million used. GSWC used the proceeds from both issuances to pay down outstanding borrowings under its credit facility that is used to support its water operations and capital expenditures program.

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
During sequestration or automatic spending cuts, and also amid the current U.S. government shutdown, the subsidiaries of ASUS have not experienced and are not expected to experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Management expects that any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event the U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.
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
Water Segment:
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that will set new rates for the years 2025 - 2027. Accordingly, new water rates for 2025 have been implemented and reflected in GSWC’s results for the nine months ended September 30, 2025.
Expansion of GSWC’s Water Operations:
In 2014, the CPUC issued a final decision granting GSWC the authority to provide water utility services to a new area to be developed near Sacramento called Sutter Pointe, in Sutter County, California. Specific plans for the new development have been approved by Sutter County that will allow for the construction of 17,500 total dwelling units at full buildout, which is currently expected to occur over the next 20 or more years. Among other things, the final decision in 2014 ordered GSWC to file a separate application before the commencement of any construction in order to establish initial water service rates. The first phase of the new development has begun and is expected to occur over the next five years, and will serve up to 3,800 customer connections. Accordingly, in August 2024, GSWC filed an application prior to the start of construction. In October 2025, the CPUC issued a final decision authorizing initial water service rates covering the new development for the years 2026 through 2028.

Electric Segment
Recent Changes in Rates:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that set new rates for the years 2023 - 2026, retroactive to January 1, 2023. Accordingly, new electric rates for 2025, which is the third year in the rate cycle, have been implemented and reflected in BVES results for the nine months ended September 30, 2025. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases for the full year of 2024 were reflected in BVES’s 2024 fourth quarter results.
Among other things, the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a CPUC final decision on its recent general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of September 30, 2025, BVES has a total of approximately $13.0 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed an advice letter to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
BVES Solar Energy and Battery Storage Projects:
In May 2024, BVES filed an application with the CPUC for approval to construct the solar energy and battery storage projects that will provide BVES with its first solar power generation facility and battery energy storage system. In July 2025, BVES and the Public Advocates Office filed a joint motion with the CPUC to adopt a settlement agreement resolving all issues in the proceeding. Among other things, the settlement agreement authorizes BVES to construct the solar energy and battery storage facility and system for a total combined cost of approximately $28.0 million, plus additional funds used during construction. The settlement agreement is pending approval by the CPUC with a proposed decision expected by the first quarter of 2026. If approved, the costs associated with the projects would be recoverable in customer rates at the time the projects are completed and in service.
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
Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in class action lawsuits related to PFAS contamination affecting public water systems. Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. GSWC received the first payment of $3.8 million in August, and the remainder of the $12.5 million in October 2025. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. Accordingly, in the second quarter of 2025, GSWC recognized a $12.5 million receivable along with a corresponding regulatory liability (as discussed below) as the amount was realizable and collection is virtually certain. Based on the settlement agreement with 3M Company, GSWC expects to be paid the remaining settlement payments of approximately $6.5 million during 2026 – 2033. Furthermore, one of ASUS’s subsidiaries is also a participant in this class settlement agreement with 3M Company and is expected to receive approximately $2 million of settlement payments during 2025 – 2033.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in the 3M Company class action lawsuit. The amounts in the memorandum account as of September 30, 2025 have been recorded as a regulatory liability to be used in the future to offset incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination.
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from 3M Company will not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters” section of the Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of environmental matters applicable to AWR and its subsidiaries.

Water Supply
Water year 2024-25 (“WY2025”), which ended on September 30, 2025, started out with normal conditions but became increasingly drier as the water year has progressed. Water year 2025-26 (“WY2026”) began on October 1, 2025, with the State’s major reservoirs at the following capacities: Lake Oroville at 60% capacity, San Luis Reservoir at 78% capacity and Diamond Valley Lake at 95% capacity. In addition, the Northern Sierra and Central Sierra snowpacks peaked in April 2025, snowpack in the northern Sierra is at 118% of normal and in the southern Sierra is at 82% of normal. Statewide precipitation is currently at 32.6 inches which is 81% of the average for the 2025 water year.
The State Water Project (“SWP”) allocation for WY2025 was set at 50% as of April 29, 2025. The SWP allocation for WY2026 typically will be set in early December. Invasive Golden Mussels were detected in the SWP conveyance network in mid-2025 which may impact groundwater basin spreading operations that are critical water recharge facilities used to manage groundwater extractions in Southern California. These mussels can severely clog pipes and other water infrastructure. As such, the Los Angeles County Department of Public Works, which owns and operates key spreading facilities in the San Gabriel Basin have already placed a moratorium on allowing SWP into their spreading basins. Basin agencies are working on mitigation plans to address this impact to basin management.
The WY2026 has begun with drier conditions than in WY2025 and as of October 28, 2025, the U.S. Drought Monitor reported that 1.1% of California was in extreme drought with 9.6% identified as “severe drought” as compared to a year ago with 4.3% listed in “severe drought” and 12.3% listed in “moderate drought.” The southern third of the State is currently experiencing these dry conditions disproportionately as compared to the northern portion of the State with dry conditions progressively moving into the central portion of the State.
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Lake Powell and Lake Mead are at 30% and 31 % capacity as of September 30, 2025, respectively, which is slightly lower as compared to a year ago. Projected 2026 inflow scenarios for the Colorado River at continued low flow levels are expected and a Level 1 Shortage Condition will continue into 2026 that will impose mandatory water reductions to the lower Colorado River States. Both Lake Powell and Lake Mead could reach critical elevations where power generation is limited which may result in increased upstream releases or large reductions in water diversions. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”). On October 1, 2024, a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” was put in place by Imperial Irrigation District, Coachella Valley Water District, Metropolitan Water District of Southern California, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. Operational agreements on how the Colorado River is managed will expire in 2026. The Bureau is working with both the upper and lower states on a revised set of agreements and a consensus has not yet been reached. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on GSWC.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” section of Registrant’s Form 10-K for the year-ended December 31, 2024 filed with the SEC for a discussion of water supply issues. The discussion above focuses on significant matters and changes since December 31, 2024.
Other Climate Change Matters
Climate change is one area that we focus on as we develop and execute our business strategy and financial planning, both in the short- and long-term. The risks posed by climate variability increase the need for us to plan for and address supply resiliency. Climate change has also impacted electric utilities in California increasing wildfire risks and require the need to develop robust wildfire mitigation plans. We address these and other climate change risks by planning, assessing, mitigating, and investing in our infrastructure for the long-term benefit of our communities. See “Item 1. Business Overview” section of Registrant’s Form 10-K for the year ended December 31, 2024 filed with the SEC for a discussion of climate change planning, risks and opportunities.
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
(b) Changes in Internal Controls over Financial Reporting
There has been no change in Registrant’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected or is reasonably likely to materially affect Registrant’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table provides information about repurchases of Common Shares by AWR during the third quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
July 1 - 31, 2025	312		$75.08	—	—
August 1 - 31, 2025	292		$75.16	—	—
September 1 - 30, 2025	3,947		$73.61	—	—
Total	4,551	(2)	$73.81	—
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosure
Not applicable
Item 5. Other Information
(a)    On October 28, 2025, AWR’s Board of Directors approved a fourth quarter dividend of $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on December 2, 2025 to shareholders of record at the close of business on November 14, 2025.
(b)    There have been no material changes during the third quarter of 2025 to the procedures by which shareholders may nominate persons to the Board of Directors of AWR.
(c)    During the quarter ended September 30, 2025, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.

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
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer, Corporate Secretary and Treasurer

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President - Finance, Chief Financial
Officer and Secretary

Date:	November 5, 2025