Form 10-K
period 2025-12-31
AMERICAN STATES WATER CO; Golden State Water CO
filed 2026-02-18
CIK 1056903, 92116

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 or
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

The aggregate market value of all voting and non-voting common shares, no par value, of American States Water Company (“Common Shares”) held by non-affiliates of American States Water Company was approximately $2,924,564,166 on June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price per Common Share of American States Water Company as traded on the New York Stock Exchange.  As of February 17, 2026, the number of Common Shares of American States Water Company outstanding was 39,082,470. As of that same date, American States Water Company owned all 178.3836 outstanding Common Shares of Golden State Water Company. The aggregate market value of all voting stock held by non-affiliates of Golden State Water Company was zero on June 30, 2025.

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

AMERICAN STATES WATER COMPANY
and
GOLDEN STATE WATER COMPANY

FORM 10-K

INDEX

GLOSSARY OF TERMS
The following terms and acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
50-year contract	ASUS’s initial 50-year, firm-fixed-price contracts
AFUDC	Allowance for Funds Used During Construction
Arrearage Program	California Water and Wastewater Arrearage Payment Program
ASC	Accounting Standards Codification
ASUS	American States Utility Services, Inc.
ATM	At-The-Market
AWR	American States Water Company
Board	Registrant’s Board of Directors
BRRAM	Base Revenue Requirement Adjustment Mechanism
BRRBA	Base Revenue Requirement Balancing Account
BSUS	Bay State Utility Services LLC
BVES	Bear Valley Electric Service, Inc.
Cal Advocates	Public Advocates Office of the California Public Utilities Commission
CCPA	California Consumer Privacy Act
CEMA	Catastrophic Emergency Memorandum Account
COC	Cost of Capital
CPUC	California Public Utilities Commission
DCAA	Defense Contract Auditing Agency
DCMA	Defense Contract Management Agency
DDW	Division of Drinking Water
DRP	Common Share Purchase and Dividend Reinvestment Plan
EBITDA	Earnings Before Income Taxes, Depreciation and Amortization
ECUS	Emerald Coast Utility Services, Inc.
EPA	Economic Price Adjustment
EPS	Earnings Per Share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Extended Arrearage Program	New Extended Water and Wastewater Arrearage Program
FBWS	Fort Bliss Water Services Company
FRUS	Fort Riley Utility Services, Inc.
FTB	California Franchise Tax Board
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
gpcd	Gallons Per Capita Per Day
GSWC	Golden State Water Company
ICBA	Incremental Cost Balancing Account
JBCC	Joint Base Cape Cod
kv	Kilovolt
M-WRAM	Monterey-style Water Revenue Adjustment Mechanism
MAF	Million Acre-Feet
MCBA	Modified Cost Balancing Account
MCL	Maximum Contamination Level
Moody’s	Moody’s Investors Service
MWD	Metropolitan Water District of Southern California
MWh	Megawatt-Hour
NYSE	New York Stock Exchange

ODUS	Old Dominion Utility Services, Inc.
OEIS	Office of Energy Infrastructure Safety
ONUS	Old North Utility Services, Inc.
PCAOB	Public Company Accounting Oversight Board
PFAS	Perfluoroalkyl Substances
PFBS	Perfluorobutane Sulfonic Acid
PFHxS	Perfluorohexane Sulfonic Acid
PFOA	Perfluorooctanoic Acid
PFOS	Perfluorooctane Sulfonic Acid
ppb	Parts Per Billion
ppt	Parts Per Trillion
PRUS	Patuxent River Utility Services LLC
PSUS	Palmetto State Utility Services, Inc.
REA	Request for Equitable Adjustment
REC	Renewable Energy Credit
Registrant	American States Water Company and Golden State Water Company
ROU	Right-of-Use
RPS	Renewables Portfolio Standard
RSU	Restricted Stock Unit
S&P	Standard and Poor's Global Ratings
SB	Senate Bill
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
SWP	State Water Project
SWRCB	State Water Resources Control Board
TSR	Total Shareholder Return
TUS	Terrapin Utility Services, Inc.
U.S.	United States
WCCM	Water Cost of Capital Mechanism
WMP	Wildfire Mitigation Plan
WRAM	Water Revenue Adjustment Mechanism

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K and the information incorporated by reference into this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current views of our senior management with respect to future events and our financial performance. These statements include forward-looking statements with respect to our business and industry in general. Statements that include the words “expect,” “intend,” “believe,” “estimate,” “may,” “can,” “will,” “likely,” “should,” “could,” “anticipate,” “plan” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the following:
•the impact of laws, regulations and policies of regulatory agencies or the U.S. government;
•the ability of GSWC and BVES to recover their respective costs through regulated rates, including increased costs related to aging infrastructure, climate change risks, water quality compliance, renewable energy and greenhouse gas regulations, inflation, tariffs, supply chain disruptions and interest rate increases, while facing customer affordability concerns;
•our contracts for providing services on military bases are provided under long-term, fixed-price contracts subject to annual economic price adjustments and may be suspended or terminated by the U.S. government at any time;
•risks associated with our military base contracts including potential disputes with the U.S. government over contract performance, increases in costs related to the expansion of our military base contract activities, and the performance of subcontractors supporting these operations;
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
•competition with other companies in bidding on providing utility services on military bases which involves estimating costs and potential profits that may not be realized;
•the impact of water quality and wastewater quality regulations, including the impact of groundwater contamination and rising costs associated with treatment and mitigation of groundwater due to contamination and compliance with regulation;
•asset or business acquisitions may not yield the anticipated benefits;
•the impact of climate change and extreme weather events, including droughts, storms, high wind events, wildfires, flash flooding and other natural disasters, and the effects they could have on our water and electric operations and their ability to continue providing safe and uninterrupted services during these extreme events;
•our assets at our regulated utilities are subject to condemnation by municipalities and other governmental subdivisions;
•increases in the costs of obtaining and complying with the terms of franchise agreements;
•the costs and impacts of adverse publicity, legal and administrative proceedings, settlements, investigations or claims, any of which may lead to increased regulatory oversight, sanctions or reputational harm;
•our ability to control operation and maintenance costs within the amounts that have been approved in rates or estimated in our military base contracts;
•the outbreak of pandemics and other events, such as terrorist activities, that may cause regionwide, statewide, nationwide or even global disruption, which could impact our businesses, operations, cash flows or financial results;
•the inherent risk of property damage and injury to employees or the public arising from electricity generation, transmission and distribution, the handling of hazardous materials and equipment, and proximity to public utility construction and maintenance operations, for which liability may arise regardless of any finding of negligence or fault;
•risks of losses not covered by insurance or recoverable in rates, including the risk of inadequate insurance coverage to cover significant losses due to a wildfire as insurance coverage becomes more expensive or unavailable on reasonable terms;
•the adequacy and cost of water supplies due to fluctuations of weather, climate change, and other uncontrollable factors;

•the impact that water conservation efforts may have on GSWC’s operations and costs incurred;
•risks related to inaccurate financing or accounting estimates and changes in accounting, public utility, environmental and tax laws and regulations affecting our business;
•changes in fair value of investments and other assets;
•incomplete or delayed reimbursement from the U.S. government and delays in obtaining decisions from the CPUC on regulated public utility rates that can adversely impact our financial condition and liquidity;
•physical security of our critical assets, personnel and data critical to our business, employees, customers and vendors, and the financial losses or other liabilities associated with failing to maintain safe work sites, equipment, or facilities;
•our ability to successfully maintain and/or upgrade our information technology systems as we are increasingly dependent on the continuous and reliable operation of these systems;
•cybersecurity incidents or information and operational technology outages, including those caused by third-party systems supporting our operations, could disrupt operations and critical technology systems, impair our ability to deliver services, and/or result in the loss or breach of critical and confidential information;
•our ability to attract, retain, train, motivate, develop, and transition key employees;
•failure of our employees to maintain required certifications and licenses or to complete required compliance training;
•changes in interest rates and our ability to borrow funds and access bank and capital markets on reasonable terms, including our ability to finance significant capital expenditures required by our operations, which are increasing;
•the impact of inflation, tariffs imposed and supply chain disruptions on our operational costs and costs of capital that may not be recovered in rates for our regulated utilities and through economic price adjustments for our military bases;
•delays in receiving payment or delays in price adjustments due to canceled or delayed appropriations specific to our projects, reductions in government spending for the military generally or military-base operations specifically or other delays in Congress approving appropriations;
•appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, budget constraints, the timing and amount of tax receipts, government shutdowns and the overall level of government expenditures;
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
•reliance on cash flow from our subsidiaries to meet financial obligations and to pay dividends on our Common Shares;
•the geographic concentration of our operations in California and changes in electricity and natural gas prices in the state; and
•other risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Form 10-K.
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
AWR makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge through its website, www.aswater.com, as soon as those reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Such reports are also available on the SEC’s website at www.sec.gov. AWR also makes available free of charge its code of conduct, its guidelines on significant governance issues, its recoupment policy, its insider trading policy and the charters of its Nominating and Governance Committee, Compensation Committee and Audit and Finance Committee through its website or by calling (877) 463-6297.
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
GSWC is a public water and wastewater utility engaged in the purchase, production, distribution and sale of water in 11 counties in the state of California and provides wastewater collection and treatment services in some areas.  GSWC is regulated by the California Public Utilities Commission (“CPUC”).  BVES is a public electric utility that distributes electricity in several San Bernardino County mountain communities in California and is also regulated by the CPUC. Additional information regarding public utility regulation is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Regulatory Matters.”
AWR’s regulated utilities served 265,142 water customers and 24,915 electric customers at December 31, 2025, or a total of 290,057 customers, compared with 264,557 water customers and 24,857 electric customers at December 31, 2024, or a total of 289,414 customers. Both GSWC’s and BVES’s operations exhibit seasonal trends. Although both have diversified customer bases, residential and commercial customers account for the majority of water and electric sales and revenues. Revenues derived from commercial and residential customers accounted for approximately 90% of total water and electric revenues for the years ended December 31, 2025, 2024 and 2023.
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
Seasonality
The demand for water and electricity varies by season. For instance, there can be a higher level of water consumption during the third quarter of each year when weather in California has been hot and dry. During unusually wet weather, our customers generally use less water. The CPUC had adopted regulatory mechanisms that GSWC had implemented since 2008, and which helped mitigate fluctuations in revenues due to changes in water consumption by our customers in California. The Water Revenue Adjustment Mechanism (“WRAM”) and the Modified Cost Balancing Account (“MCBA”) were in effect through December 31, 2024. As a result of receiving a final decision in GSWC’s latest general rate case application that set new rates for the years 2025 - 2027, GSWC was denied both regulatory mechanisms and instead received authorization to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account for supply costs effective January 1, 2025. The final CPUC decision did approve GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. However, without the continuation of a full revenue decoupling mechanism and a full cost balancing account for water supply, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers and changes in water supply cost mix. Additional information related to the CPUC’s adopted final decision in connection with GSWC’s general rate case proceeding is discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the section titled “Overview.”
The demand for electricity in our electric customer service area is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow-making machines at ski resorts in the Big Bear area and, as a result, reduces our electric revenues. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our electric revenues. The CPUC has adopted regulatory mechanisms for our electric business, which help mitigate fluctuations in the revenues of our electric business due to changes in the amount of electricity used by BVES’s customers.
Environmental Regulations
AWR’s subsidiaries are subject to extensive environmental regulations. GSWC is required to comply with safe drinking water requirements, including testing to determine constituents in its water supply and customer notification requirements if certain contaminants exceed maximum levels or advisory levels, and requirements to address issues relating to known contamination. The subsidiaries of ASUS are subject to similar requirements in connection with their water and wastewater operations on military bases. GSWC is also responsible for clean-up and remediation at a plant site that contained an underground storage tank. Also, as mandated by legislation enacted in California, BVES is required to submit wildfire mitigation plans to the CPUC and the Office of Energy Infrastructure Safety (“OEIS”) for approvals. California requires electric utilities to prepare plans on constructing, maintaining, and operating their electrical lines and equipment to minimize the risk of catastrophic wildfire.
ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents required under its wastewater treatment plant operating permits. ASUS works with state regulators and industry associations for the purpose of staying current with emergent issues and proactively addressing any change in wastewater treatment regulation.
The regulated utilities spent approximately $19.3 million in 2025 and expect to spend approximately $20.6 million in 2026 for capital expenditures on environmental control facilities. During 2025, ASUS performed $13.5 million of construction activities (for the benefit of the U.S. government) related to environmental control facilities. ASUS expects to perform $18.8 million construction activities related to environmental control facilities in 2026. In addition, various other capital expenditures at the regulated utilities and construction projects at ASUS are incurred for purposes other than environmental control facilities but may also have some environmental benefits. An environmental control facility is any facility that is reasonably expected to abate, reduce or aid in the prevention, measurement, control of monitoring of noise, air or water pollutants, solid waste, thermal pollution, radiation or other pollutants.
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
Electric Utility
Climate change has also impacted electric utilities in California due to an increase in wildfires. In addition, power supplies may also become more constrained and more expensive due to regulation of power plants using fossil fuels. BVES’s compliance with its wildfire mitigation plans have resulted in an increase in capital expenditures for wildfire mitigation projects. In January 2025, the CPUC adopted a final decision in connection with BVES’s general rate case proceeding that set new electric rates for the years 2023-2026. The decision allows BVES to continue investing in the utility infrastructure, all of which is dedicated to improving the system safety and is consistent with BVES’s wildfire mitigation plans.
California has established a cap-and-trade program applicable to greenhouse gas emissions. While BVES’s power-plant emissions are below the reporting threshold, as a “Covered Entity,” BVES has an obligation to file a report with the California Air Resources Board in June of each year under the Greenhouse Gas Mandatory Reporting Regulation. The report will become available publicly in the third quarter of 2026.
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
In 2025, BVES’s renewable power represented 47% of total retail sales. Renewable energy procurement requirements continue to escalate, reaching 50% by 2026 and 100% carbon free by 2045. BVES has entered into a contract to construct a solar energy project in Big Bear City, subject to obtaining necessary permits. On December 18, 2025, the CPUC adopted a final decision in connection with BVES’s application for the Solar and Battery projects that will allow BVES to construct solar generation and energy storage facilities that will provide a source of clean, local energy for BVES’s customers.
BVES also offers a distributed generation program, which benefits customers who install a solar or wind-generating facility that produces renewable energy. Those customers can receive a bill credit if their monthly renewable energy production exceeds their on-site use. BVES also has a number of customers on its Net Energy Metering Program (NEM), which was the previous renewable energy program. NEM customers can receive a bill credit if their annual renewable energy production exceeds their on-site use. Approximately 7% of the energy consumed by BVES customers is now generated by customer-owned renewable sources (solar).
BVES is required to comply with the CPUC’s greenhouse gas emission performance standards. Under these standards, BVES must file an annual attestation with the CPUC stating that BVES has no new ownership investment in generation facilities exceeding the emission performance standards and no long-term commitments for generation exceeding the standards. In February 2026, BVES filed an attestation that BVES complied with the standards for 2025. At this time, management cannot estimate the impact, if any, that these regulations may have on future costs over BVES’s power plant operations or the cost of BVES’s purchased power from third party providers.
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
AWR Workforce
AWR and its subsidiaries had a total of 900 employees as of December 31, 2025.  GSWC had 537 employees as of December 31, 2025. BVES had 48 employees, of which 18 employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, which expires in December 2026. At times, GSWC and BVES use temporary and contract workers for a finite period of time and in a limited capacity to continue a project or workflow until they can hire a regular employee. It is also common for those temporary workers to be hired as a regular, full-time employee.
ASUS and its subsidiaries had a total of 315 employees as of December 31, 2025. FBWS, a subsidiary of ASUS, has 15 employees that are covered by a collective bargaining agreement with the International Union of Operating Engineers. The agreement expires in September 2028.
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

Attracting Qualified Candidates
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
Contract Services Operations
All of our utility privatization contract services are provided to the U.S. government pursuant to the terms of firm-fixed-price contracts subject to annual economic price adjustments. ASUS may also, from time to time, perform construction services on military bases as a subcontractor or pursuant to task order agreements. These contracts may be terminated or services suspended at any time for convenience of the U.S. government. We are subject to penalties for failure to conform or comply with U.S. government regulations and the terms of our contracts, and may be suspended or debarred for such failure to comply. The fees that we may charge are adjusted annually and in response to our requests for equitable adjustments. We have experienced delays in obtaining price and equitable adjustments, as well as delays in being paid by the U.S. government.
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
Other Business Risks
We may be subject to financial losses, penalties and other liabilities if we fail to operate and maintain safe work sites, equipment and facilities, or experience losses, damages, penalties and other liabilities arising from natural disasters such as wildfires, other natural disasters and cybersecurity incidents or terrorist activities. We may not be able to recover all these losses from insurance or from ratepayers or may experience delays in obtaining recovery for these losses.
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
•Failure to attract, train, develop and transition key employees with the necessary skills to replace employees who are retiring or otherwise terminate employment or to fill new positions needed to respond to the increase in public utility and environmental regulations and overall needs of our operations and continued capital investments;

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
•Volatility in economic conditions such as changes to inflation, short-term interest rate volatility, tariffs, and other market conditions may adversely impact our financial performance;
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
Climate Change
Climate change has resulted in increased frequency and duration of droughts, volatility in rainfall, potential degradation of water quality, and changes in demand for services. More frequent and extended California drought conditions may cause increased stress on surface water supplies and groundwater basins, as well as allocations of water from the State Water Project and the Colorado River. Wholesale water suppliers may not have adequate supply during extended periods of drought, which may result in increases in prices for water delivered to us. In addition, GSWC could experience an increased use of reclaimed or recycled water by GSWC customers, in lieu of GSWC supplying potable water to these customers. Reclaimed water generally has lower tariff rates than potable water and may be provided by other companies or government entities in GSWC’s service territory. Prolonged droughts may also result in state-ordered mandatory or voluntary conservation efforts by customers, changes in customer conservation patterns and imposition of new regulations impacting such things as landscaping and irrigation patterns.
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
Drought conditions have contributed to increases in wildfires, which has resulted in new California legislation requiring electric utilities to adopt and implement wildfire mitigation plans and water utilities to enhance plans to ensure water infrastructure remains functional during wildfire events. GSWC and BVES are incurring increased capital expenditures and, when applicable, other operating costs related to the creation, implementation and maintenance of ongoing requirements of these plans. We anticipate that the costs of capital improvements necessary to sustain this program will continue to increase. BVES is also required to implement a public safety power shut-off program during high wildfire threat conditions. Shut-offs can reduce BVES’s liquidity and decrease customer satisfaction. Abnormal weather patterns created by climate change can also impact electricity demand at BVES. The demand for electricity at our electric segment is greatly affected by winter snow levels. An increase in winter snow levels reduces the use of snow-making machines at ski resorts in the Big Bear area and, as a result, also reduces BVES’s liquidity. Likewise, unseasonably warm weather during a skiing season may result in temperatures too high for snow making conditions, which also reduces our liquidity.
More extreme weather events which may result in significant rainfall, flash flooding, mudslides, high winds and wildfires could damage our infrastructure and our customers’ and/or suppliers’ property. The wildfires of recent years that devastated communities in southern California may result in legislative and regulatory actions that may impose additional reporting requirements and capital investment requirements for our regulated utilities and water system operation requirements for GSWC. For instance, recent California legislation has required electric utilities to adopt and implement wildfire mitigation plans, and certain local counties in California have required water utilities to enhance plans to ensure water infrastructure remains functional during wildfire events. As a result of such events, it may increase our cost of maintaining our infrastructure and adversely impact our ability to provide water or electric service to our customers. The cost of damage to our infrastructure may be somewhat mitigated if the CPUC permits us to establish a catastrophic emergency memorandum account that enables us to recover the costs incurred. Furthermore, potential future legislative efforts to ban gas powered power plants as a response to climate change may require BVES to replace its 8.4 MW natural gas-powered generator before its useful life is completed.

Lastly, with extreme weather events and conditions comes volatility in water demand and usage of our customers. Without the continuation of a full revenue decoupling mechanism such as the WRAM and a full supply cost decoupling balancing account such as the MCBA as discussed further later, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers and changes in water supply cost mix.
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
Accordingly, GSWC requested the continued use of the WRAM and MCBA in its general rate case application filed in August 2023 that establishes new rates for the years 2025 – 2027. In January 2025, GSWC received a final decision that rejected GSWC’s request for continuation of the WRAM and MCBA and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account for supply costs. The final CPUC decision did approve GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. However, without the continuation of a full revenue decoupling mechanism such as the WRAM and a full supply cost decoupling balancing account such as the MCBA, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers and changes in water supply cost mix.
Our regulated utilities’ ongoing financial results depend on their ability to recover costs from their customers, including costs such as water or electricity purchased for its customers, through rates charged and billed to its customers as approved by the CPUC. Both GSWC’s and BVES’s financial results depend on its ability to earn a reasonable return on capital, from its credit facilities, long-term debt and equity as well as the recovery of costs such as operations and maintenance expense that are incurred. Our ability to recover costs and earn a reasonable rate of return can be affected by time lags or delays in receiving approvals on general rate case decisions from the CPUC to authorize recovery of customers’ rates and differences between authorized rates and the actual costs incurred, due to increased levels of inflation, which each could adversely impact our financial condition and cash flows. In addition, our regulated utilities may be prevented from cost-recovery by the CPUC as a result of customer affordability concerns and desires to avoid rate increases.
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
Delays in obtaining approval of general rate cases could adversely impact our liquidity
We have experienced delays in obtaining CPUC approval of our general rate cases. As a result, we have previously needed, and may need in the future, to undertake capital improvements described in our rate case filings before we receive CPUC approval to recover these costs in rates. BVES is required to file wildfire mitigation plans with OEIS for regulatory approval by the OEIS and the CPUC and, once approved, for BVES to make the capital improvements described in the wildfire mitigation plan. However, the CPUC does not approve recovery of any of the costs of implementing approved wildfire mitigation plans until it approves the next general rate case filed by BVES after the approval of the wildfire mitigation plans. As a result, there may be a delay in recovering costs associated with capital improvements required to be made by wildfire mitigation plans, and the CPUC may not approve all costs incurred in connection with the implementation of these plans that are incurred prior to obtaining CPUC approval of these costs in a general rate case.
Changes in laws, regulations and policies of regulatory agencies can significantly affect our business
Regulatory agencies may also change their rules and policies, which may adversely affect our profitability and cash flows. We are subject to regulations under U.S. federal and state regulations and policies including from the CPUC, Federal Energy Regulatory Commission and other regulatory agencies. Regulations and laws affect almost all aspects of our businesses and changes to such regulations are continuous and ongoing. There can be no assurance that laws, regulations and policies of regulatory agencies will not be changed in ways that will materially impact our results of operations, financial position or cash flows.
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
Our liquidity and earnings may be adversely affected by maintenance costs at our regulated utilities
Some of our infrastructure in California is aging. We have experienced leaks and mechanical problems in some of these older systems. In addition, infrastructure maintenance expenses are affected by labor and material costs, inflationary or tariff changes impacting such costs, supply chain disruptions and more stringent environmental regulations. Our electrical systems have also required upgrades due to aging and new wildfire safety and other compliance requirements. While we spend significant amounts on maintenance each year, these costs can increase substantially and unexpectedly. There could be an increase in infrastructure damage if California experiences more extreme weather events resulting in damage to our property.
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
Risks Associated with Health, Safety and Liability Matters
Our liquidity and earnings may be adversely affected by wildfires
It is possible that wildfires may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that may occur as result of changing weather patterns. Our liquidity, earnings and operations may be materially and adversely affected by wildfires. We may be required to (i) incur greater costs to relocate lines or increase our trimming of trees and other plants near our electric or water facilities to avoid wildfires, (ii) make significant additional capital expenditures to fund the projects in BVES’s wildfire and safety mitigation plans, and (iii) bear the costs of damages to property or injuries to the public if it is determined that our power lines or other electrical or water equipment was a cause of such damages or injuries. In addition, wildfires may result in reduced demand if structures are destroyed or unusable following a wildfire and may adversely affect our ability to provide water or electric service in our service areas due to public safety power shutdowns or if any of our water or electric utility infrastructure is damaged by a wildfire.
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
We may, in certain circumstances, be held strictly liable for damages to property caused by our equipment even if we are not negligent
Utilities in California may be held strictly liable, in certain circumstances, for damages caused by their property, such as mains, fire hydrants, power lines and other equipment, even though they were not negligent in the operation and maintenance of that property, under a doctrine known as inverse condemnation. Furthermore, the wildfires of recent years have increased the focus on water utilities and their ability to provide adequate services during such an event. Water utilities may be held strictly liable under inverse condemnation claims for fire damage in the event the water system did not operate as designed, including being damaged by the fire itself, even if the fire is no fault of the water utility. Our liquidity, earnings and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the non-negligent operation and maintenance of our property from customers or through insurance.
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
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines, sparking during high-wind events or equipment malfunctions. Injuries and property damage caused by such events may subject BVES to significant liabilities that may not be covered or fully covered by insurance. Additionally, the CPUC has delegated to its staff the authority to issue citations, which carry a fine of $50,000 per-violation per day, to electric utilities subject to its jurisdiction for violations of safety rules found in statutes, regulations, and the General Orders, rules and regulations, of the CPUC.
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
Our operations may be the target of terrorist activities
As our operations support a Critical Infrastructure Sector of the United States, one that is vital to the United States where disruption in any of the sectors could have a debilitating effect on security, national economic security, or national public health or safety, terrorists could seek to disrupt service to our customers by targeting our assets through physical or cybersecurity events.  We also may be prevented from providing water and/or wastewater services at the military bases we serve in times of military crisis affecting these bases. If our operations were the subject of a terrorist or cybersecurity attack, it could have a material adverse effect on our business, results of operations and financial condition.
Water Quality Regulatory Risks
Our costs involved in maintaining water quality and complying with environmental regulation have increased and are expected to continue to increase
Capital and operating costs at GSWC are expected to increase substantially as a result of increases in environmental regulation arising from increases in the cost of upgrading and building new water treatment plants, disposing of residuals from our water treatment plants, handling and storing hazardous chemicals, compliance-monitoring and testing activities and securing alternative supplies when necessary. GSWC may be able to recover these costs from customers through the ratemaking process. We may also be able to recover a portion of these costs from certain third parties under settlement and contractual arrangements. During 2025, GSWC received class settlement payments associated with class action claims related to PFAS contamination, as discussed further in Item 7, “Environmental Matters.” These funds may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems.
However, GSWC expects to incur additional capital costs and operating costs to maintain and improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, as well as to meet future water quality standards and consumer expectations. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. If we are unable to recover these costs at all or in a timely manner, it could have a material adverse effect on our business, results of operations and financial condition.
During 2024, the U.S. EPA announced several final regulations that include established maximum contaminant levels (“MCLs”) for six perfluoroalkyl substances (“PFAS”) compounds in drinking water, designation of PFOA and PFOS as CERCLA hazardous substances, Lead and Copper Rule Improvements and California State Division of Drinking Water adopted a MCL of 10 parts per billion for Hexavalent Chromium, as further described, along with additional information regarding other changes to water quality regulations, in Item 7, “Environmental Matters.” Such regulations are expected to increase GSWC’s capital investments and operations and maintenance expenses over the next decade. In addition, due to the volatility of the supply chain and demand for PFAS or other treatment components, both the capital investments and operations and maintenance expenses are likely to further increase. In May 2025, U.S. EPA announced its intention to extend the deadline for drinking water systems to comply with the new PFAS maximum contaminant levels by two years to 2031, but it has not yet issued regulations to put this extension into effect. Separately, in September 2025, U.S. EPA requested the D.C. Circuit vacate the maximum contaminant levels that were established for four PFAS compounds, which the D.C. Circuit Court has unanimously rejected in January 2026. Each of these potential changes to the regulations, if enacted, could affect the cost or timing of GSWC’s associated capital investments and operations and maintenance expenses.
Our operating costs may increase as a result of groundwater contamination
Our operations can be impacted by groundwater contamination in our service territories.  Historically, we have taken a number of steps to address contamination, including the removal of wells from service, decreasing the amount of groundwater pumped from wells in order to facilitate remediation of plumes of contaminated water, constructing water treatment facilities and securing alternative sources of supply from other areas not affected by the contamination.  In emergency situations, we have supplied our customers with bottled water until the emergency situation has been resolved.
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
•rainfall, groundwater basin replenishment, flood control, snowpack levels in California and the West, reservoir levels and availability of reservoir storage;
•availability of Colorado River water and imported water from the State Water Project;
•the amount of usable water stored in reservoirs and groundwater basins;
•the amount of water used by our customers and others;
•water quality and changes to water quality regulations;
•legal limitations on production, diversion, storage, conveyance and use; and
•climate change.
Although there have been improvements in drought conditions over this past year, California drought conditions in recent years and changes in weather patterns have caused an increased stress on surface water supplies and groundwater basins. In addition, low or no allocations of water from the State Water Project and court-ordered pumping restrictions on water obtained from the Sacramento-San Joaquin Delta decrease or eliminate the amount of water that the Metropolitan Water District of Southern California (“MWD”) and other state water contractors are able to import from northern California.
We have implemented tiered rates and other practices, as appropriate, in order to encourage water conservation. We have also implemented programs to assist customers in complying with water usage reductions. Over the long term, we are acting to secure additional supplies, which may include supplies from desalination, increased use of reclaimed water, and direct potable re-use where appropriate and feasible. We cannot predict the extent to which these efforts to reduce stress on our water supplies will be successful or sustainable, or the extent to which these efforts will enable us to continue to satisfy all of the water needs of our customers. Water shortages at GSWC may:
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
Since 2008, GSWC implemented a modified supply cost balancing account, the MCBA, to track the difference between actual supply cost and the supply cost adopted in water rates. The MCBA is a full decoupling balancing account for supply cost. It tracks the difference between actual and adopted supply cost due to change in supply mix, wholesale suppliers’ rates, and production volume. However, cash flows from operations can be significantly affected since much of the balance we recognize in the MCBA was collected from or refunded to customers primarily through surcharges or surcredits, respectively, generally over twelve- to twenty-four-months. Beginning in 2025, the MCBA was discontinued. The final decision issued on January 30, 2025 in GSWC’s latest general rate case application rejected GSWC’s request to continue the use of WRAM and MCBA. Instead of a MCBA, the Commission directed GSWC to implement an incremental cost balancing account, as further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Overview.” Without a full decoupling supply cost balancing account, Registrant’s earnings may be subject to future volatility as a result of changes in water supply cost mix. In addition, cash flows from operations can be affected since much of the balance we recognize in the ICBA may be collected from or refunded to customers through surcharges or surcredits in future periods based on CPUC approval.
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
•recycling of water by our customers;
•mandated water-use restrictions; and
•excessive rainfall events.
These types of changes may result in short term as well as permanent decreases in demand even if our water supplies are sufficient to meet higher levels of demand after a drought ends.  In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for water, even if our sources of supply are sufficient to serve our customers during such drought conditions. California has established long-term indoor and outdoor water use standards to address the impact of climate change on California water resources and mandate water conservation requirements on all Californians. These standards will require all urban water retailers to meet certain water use standards on a system-by-system basis.
From 2008 until 2024, we implemented the CPUC-approved WRAM at GSWC, which had the effect of stabilizing revenues at the adopted level thereby reducing the potential adverse earnings impact of our customers’ conservation efforts.  Cash flows from operations can be significantly affected since much of the balance we recognize in the WRAM account is collected from or refunded to customers generally over twelve-, eighteen- or twenty-four-month periods. The final decision, issued January 30, 2025, in the water general rate case rejected GSWC’s request for the continued use of a full sales and revenue decoupling mechanism such as the WRAM and orders GSWC to transition to a modified rate adjustment mechanism, M-WRAM, which tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a blended tier standard single quantity rate had been in effect. The final decision also approved GSWC’s request for the continuation of a sales reconciliation mechanism, which would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in customer water consumption. However, without the continuation of a full revenue decoupling mechanism such as the WRAM, Registrant may be subject to future volatility in revenues and earnings as a result of fluctuations in water consumption by our customers.
Electric Segment Operations Risks
Our electric segment operates in a high wildfire risk area
Drought conditions in recent years and historically as well as shifting weather patterns in California as a result of climate change have created dry vegetation and higher risks of wildfire in California. Severe wildfires can pose a material risk for BVES in the event of the occurrence of a wildfire. There is no assurance that losses incurred through a wildfire event will not exceed the coverage limits of BVES’s insurance coverage. Any losses not fully insured by BVES’s insurance coverage may not be approved by the CPUC for future cost recovery and may have a material adverse effect on our business, results of operations, and financial condition.
BVES is required to adopt and implement a wildfire mitigation plan (“WMP”) that is submitted periodically to, and subject to the approval of, the CPUC. In November 2025, the Office of Energy Infrastructure Safety approved BVES’s 2026-2028 Base WMP. The CPUC is expected to ratify this WMP in the first quarter of 2026. The recovery of costs incurred to implement the plan are not approved by the CPUC at the time of its approval of the plan but will only be approved by the CPUC in a subsequent general rate case. We anticipate that the costs of capital improvements necessary to implement this program will increase substantially.
BVES is also required to implement a public safety power shut-off program during high wildfire threat conditions. The CPUC may assess penalties if BVES shuts-down power to its customers and the CPUC determines that the shutdown was not reasonably necessary in the circumstances. As a result of shutting-down power to its customers, BVES’s cash flows may be negatively affected due to a reduction in electricity sold.  However, BVES has implemented a CPUC-approved revenue decoupling mechanism that mitigates the impact of customer usage fluctuations to earnings.
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
Our liquidity may be adversely affected by increases in electricity and natural gas prices in California
We purchase most of the electric energy sold to customers in our electric customer service area from others under purchased power contracts.  In addition to purchased power contracts, we purchase additional energy from the spot market to meet peak demand and following the expiration of purchased power contracts if there are delays in obtaining CPUC authorization of new purchased power contracts.  We may sell surplus power to the spot market during times of reduced energy demand.  As a result, our cash flow may be affected by increases in spot market prices of electricity purchased and decreases in spot market prices for electricity sold.  However, BVES has implemented a CPUC-approved supply-cost balancing account to mitigate the impact to earnings from fluctuations in supply costs.
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
We may experience delays in receiving payments for services rendered in military bases due to delays in Congressional appropriation bills, extended government shutdowns, or other factors affecting the available funds to pay contractors. During 2025, the U.S. government experienced the longest government shutdown in its history. In the event the U.S. government shuts down for a longer period, our liquidity and earnings could be impacted.
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
We may have responsibility for water quality at the military bases we serve
While it is the responsibility of the U.S. government to provide the source of water supply to meet ASUS’s subsidiaries water distribution system requirements under their contracts with the U.S. government, ASUS’s subsidiaries, as the water system permit holders for most of the bases they serve, are responsible for ensuring the continued compliance of the provided source of supply with all federal, state and local regulations, including water quality regulations. We believe, however, that the terms of the contracts between ASUS’s subsidiaries and the U.S. government provide the opportunity for us to recover costs incurred in the treatment or remediation of any quality issue that arises from the source of water supply. We may also be subject to fines and penalties if found negligent and non-compliant to federal, state, and local regulations.
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
Use of Artificial Intelligence (“AI”) by our employees, subcontractors and third parties engaged by us could have an adverse impact on our business and operations.
As of the date of this filing, we have developed a policy regarding the use of AI and predictive analytics tools. These tools presently include, without limitation, generative text models (such as ChatGPT, Claude, and Co-Pilot). There is a risk that such AI tools (or AI tools used without Company approval) will be used in a manner that does not adhere to our AI policy and/or may be misused by our employees, subcontractors, or other third parties engaged by us. This, in turn, could result in the loss of confidential or proprietary information and subject us to competitive or reputational harm, as well as potential regulatory investigations/actions and/or legal liability. Additionally, we may not be able to control, and may lack visibility into, how third-party AI tools, or AI features incorporated into third-party products, are developed or maintained, or how such tools use, disclose and/or protect the data we input, even where we have sought contractual protections with respect to these matters. Further, AI algorithms may be flawed, and the data used to train AI tools may be inaccurate, incomplete, or biased. As a result, the content, analysis or recommendations that these tools produce may be inaccurate, incomplete, or biased, and the use of this information by our employees, subcontractors, or other third parties engaged by us may have a material adverse effect on our business, results of operations and financial condition.
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
•Supervisory Control and Data Acquisition System Takeover;
•Equipment Theft;
•Ransomware;
•Actions of Employees (Intentional or Accidental);
•Phishing Attacks;
•Identity-Based Attacks; and
•Denial-of-Service Attacks.
•Artificial Intelligence enabled Attacks
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
The price of our Common Shares may be volatile and may be affected by market conditions beyond our control
The trading price of our Common Shares may fluctuate in the future because of the volatility of the stock market and a variety of other factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our Common Shares include: changes in interest rates; regulatory developments, decisions and delays of decisions; general economic conditions and trends; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities’ businesses or the general competitive landscape; litigation involving us or our industry; major catastrophic events; sales of large blocks of our stock and the other risks described herein.
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
Threats can come from many sources, including, but not limited to, ransomware, malicious software, credential loss or theft, supervisory control and data acquisition system takeover, equipment theft, supply chain attacks, phishing attacks, identity-based attacks, denial-of-service attacks, the actions of employees either intentional or accidental or artificial intelligence enabled attacks. Ransomware whereby hackers take control of a company’s systems and/or data has been identified as the most significant threat to Registrant’s critical infrastructure systems and is getting harder to detect while encrypted files are becoming harder to recover. Threat actors using ransomware have also increased their use of data, not only for direct ransom and data destruction, but also to release the data to the public. Registrant believes a breach of customer personally identifiable information is one of the most significant financial risks to it as the costs incurred could exceed the amount of its cybersecurity insurance coverage. In addition, in order to continue meeting Registrant’s technological business needs and as more vendors build solutions in the cloud, Registrant expects to further expand its use of cloud-computing environments. As such, Registrant expects risks from cyberattacks and data breaches to increase due to the growth of its technological footprint in the cloud environments.
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
Registrant has adopted a cybersecurity incident response policy, plan and set of specific instructions, which are annually reviewed by the IT cybersecurity team members. Registrant is also taking actions intended to strengthen its cybersecurity posture and to improve its cybersecurity incident response plans and operating procedures. Despite the actions Registrant has taken and is taking and the fact that, to its knowledge, it has yet to experience a cybersecurity incident; however, there can be no assurance that Registrant will not experience a cybersecurity incident.
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
To determine the risk to Registrant’s systems, it engages in a continuous vulnerability management lifecycle process to identify and remediate vulnerable systems and system configurations. In this regard, Registrant leverages the NIST cybersecurity frameworks. To supplement Registrant’s internal process, the cybersecurity team regularly contracts consultants to assess system configurations, both passively through exercises such as configuration review and actively through penetration testing, and response procedures, such as tabletop exercises, to identify areas for improvement. In addition, Registrant supplements its day-to-day operations with around the clock identification, assessment and mitigation of cyber risks with third-party security services as well. Registrant is in the process of implementing across AWR and its subsidiaries a comprehensive, risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems and data, as well as the systems of third parties that could adversely impact Registrant’s business in the event of a cybersecurity incident affecting those third-party systems.
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
To ensure that members of Registrant’s Board are informed of material cyberattacks, Registrant’s CFO and IT Director have been designated as key members of management that will provide current updates to Registrant’s ERM liaison and the Board. The communication will include, but not be limited to, the nature and status of the cyberattack and Registrant’s plan to contain and mitigate the cyber threat and ultimately the remediation and recovery plan to return to “business as usual” state. Registrant’s CFO has over 15 years overseeing the Company’s risk management area. Registrant’s IT Director has over 25 years in Information Technology designing, implementing and supporting various cybersecurity and technical solutions, along with ensuring compliance with multiple cybersecurity regulations.
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

Item 2. Properties
Water Properties
As of December 31, 2025, GSWC’s physical properties consisted of water transmission and distribution systems, which included 2,890 miles of pipeline together with services, meters and fire hydrants, and approximately 450 parcels of land generally less than 1 acre each, on which are located wells, pumping plants, reservoirs and other water utility facilities, including five surface water treatment plants. GSWC also has franchises, easements and other rights of way for the purpose of accessing wells and tanks and constructing and using pipes and appurtenances for transmitting and distributing water. All of GSWC’s properties are located in California.
As of December 31, 2025, GSWC owned 234 wells, of which 181 are active with an aggregate production capacity of approximately 188 million gallons per day. GSWC has 61 connections to the water distribution facilities of the MWD, and other municipal water agencies. GSWC’s storage reservoirs and tanks have an aggregate capacity of approximately 119 million gallons. GSWC owns no dams. The following table provides, in greater detail, information regarding the water utility plant of GSWC:

Pumps		Distribution Facilities			Reservoirs
Well	Booster	Mains*	Services	Hydrants	Tanks	Capacity*
234	392	2,890	265,100	27,282	145	119	(1)

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
Electric Properties
BVES’s properties are located in the Big Bear area of San Bernardino County, California. As of December 31, 2025, BVES owned and operated approximately 87.8 miles of overhead 34.5 kilovolt (kv) sub-transmission lines (28.38 circuit miles are insulated), 6.57 miles of underground 34.5 kv sub-transmission lines, 495.89 miles of overhead 4.16 kv or 2.4 kv distribution lines (46.32 circuit miles are insulated), 114.98 miles of underground cable, 14 sub-stations and a natural gas-fueled 8.4 MW peaking generation facility. BVES also has franchises, easements and other rights of way for the purpose of constructing and using poles, wires and other appurtenances for transmitting electricity.
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
GSWC actively manages its adjudicated groundwater rights portfolio with the goal of optimizing and making this source of supply sustainable. Unadjudicated rights are subject to further regulation by the State Water Resources Control Board (“SWRCB”) and the California Department of Water Resources. Surface water rights are quantified and managed by the SWRCB, unless the surface water rights originated prior to 1914. As of December 31, 2025, GSWC had adjudicated groundwater rights and surface water rights of 70,362 and 11,335 acre-feet per year, respectively. GSWC also has a number of unadjudicated groundwater rights, which have not been quantified, but are typically measured by historical usage.
Office Buildings
GSWC owns its general headquarters facility in San Dimas, California. GSWC also owns and leases customer service offices and office space throughout California. BVES owns office space in California. ASUS leases office facilities in Virginia, North Carolina, Maryland and Massachusetts, and owns service centers in Florida, Maryland, South Carolina, Virginia, Texas, North Carolina and Kansas.
Mortgage and Other Liens
As of December 31, 2025, neither AWR, GSWC, BVES, ASUS, nor any of its subsidiaries, had any mortgage debt or liens securing indebtedness outstanding. Under the terms of certain debt instruments, AWR, GSWC and BVES are prohibited from issuing any secured debt, without providing equal and ratable security to the holders of this existing debt.

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
Item 3. Legal Proceedings
During the fourth quarter of 2025, GSWC and one of ASUS’s subsidiaries received class settlement payments of $2.2 million and $0.3 million, net of legal and other costs, respectively, from Dupont de Nemours, Inc. and related entities (“Dupont”) pursuant to respective class settlement agreements. A multidistrict litigation was created by a court order on December 7, 2018 that included Dupont, Tyco Fire Products LP, BASF Corp. and other defendants. A class settlement agreement among Dupont and the class of eligible public water systems was then entered into on June 30, 2023 and resolved any claims for PFAS contamination with Dupont. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on February 28, 2024.
GSWC and one of ASUS’s subsidiaries are plaintiffs in lawsuits seeking monetary damages related to PFAS contamination affecting public water systems with Tyco Fire Products LP and BASF Corp. Both defendants have reached class settlement agreements with the classes of eligible public water systems on April 26, 2024 and May 20, 2024, respectively, and both class settlement agreements have been approved by orders issued by the Federal District Court of South Carolina on November 22, 2024. Although class settlement agreements have been reached by the parties and approved by the Court, settlement amounts expected to be awarded to GSWC and ASUS’s subsidiary are not known at this time.
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
The graph below compares the cumulative 5-Year total return of American States Water Company’s Common Shares with the cumulative total returns of the S&P 500 index and a customized peer group of seven water utilities that includes: American Water Works Company Inc., Essential Utilities Inc., Artesian Resources Corporation, California Water Service Group, Middlesex Water Co., York Water Co. and H2O America (formerly SJW Group). In accordance with SEC guidance, the returns of the seven utilities included in the peer group are weighted according to their respective market capitalization.
An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Shares, and in the common stock in the index and in the peer group on December 31, 2020. Relative performance is tracked through December 31, 2025.

	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
American States Water Company	$100.00	$132.26	$120.43	$106.63	$105.36	$100.79
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$123.47	$105.68	$90.52	$86.31	$92.17
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information Relating to Common Shares
Common Shares of American States Water Company are traded on the New York Stock Exchange (“NYSE”) under the symbol “AWR.”
GSWC is a wholly-owned subsidiary of AWR. As a result, there is no public trading market in its common shares.
Approximate Number of Holders of Common Shares
As of February 17, 2026, there were 1,648 holders of record of the 39,082,470 outstanding Common Shares of American States Water Company. AWR owns all of the outstanding common shares of GSWC, BVES and ASUS. ASUS owns all of the outstanding stock of its subsidiaries.
Frequency and Amount of Any Dividends Declared and Dividend Restrictions
For the last two years, AWR has paid dividends on its Common Shares on or about March 1, June 1, September 1 and December 1. The following table lists the amounts of dividends paid on Common Shares of American States Water Company:

	2025	2024
First Quarter	$0.4655	$0.4300
Second Quarter	$0.4655	$0.4300
Third Quarter	$0.5040	$0.4655
Fourth Quarter	$0.5040	$0.4655
Total	$1.9390	$1.7910
AWR’s ability to pay dividends is subject to the requirement in its revolving credit facility to maintain compliance with all covenants described in Note 9 Bank Debt included in Part II, Item 8, in the Notes to Consolidated Financial Statements. GSWC is prohibited under the terms of its senior notes from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1.  GSWC would have to issue additional debt of $1,148 million to invoke this covenant as of December 31, 2025.
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
Under the least restrictive of the California tests, approximately $1,045.6 million was available to pay dividends to AWR’s common shareholders and repurchase shares from AWR’s common shareholders at December 31, 2025. Approximately $933.7 million was available for GSWC to pay dividends to AWR at December 31, 2025, and approximately $117.7 million was available for BVES to pay dividends to AWR at December 31, 2025. BVES has a separate revolving credit facility, and its ability to pay dividends is subject to the requirement in the credit agreement to maintain compliance with all covenants described in Note 9 Bank Debt.
ASUS’s ability to pay dividends to AWR is dependent upon the ability of each of its subsidiaries to pay dividends to ASUS under applicable state law as well as ASUS’s ability to pay dividends under California law.
AWR paid $74.7 million in dividends to shareholders for the year ended December 31, 2025, as compared to $67.0 million for the year ended December 31, 2024. GSWC paid dividends of $37.5 million and $35.1 million to AWR in 2025 and 2024, respectively. BVES did not pay dividends to AWR in 2025 and 2024. ASUS paid dividends of $20.0 million and $16.0 million to AWR in 2025 and 2024, respectively.
Unregistered Sales of Equity Securities
On December 26, 2025, GSWC issued 0.975 common shares to AWR in exchange for a contribution of $12.0 million. These shares were issued in a private placement, and the proceeds were used to pay outstanding borrowings under GSWC’s credit agreement and to fund GSWC’s operations and capital expenditures. GSWC issued the common shares upon the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. AWR did not issue any unregistered equity securities during 2025.

Other Information
The shareholders of AWR have approved the material features of all equity-compensation plans under which AWR directly issues equity securities.
The following table provides information about AWR repurchases of its Common Shares during the fourth quarter of 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased under the Plans or Programs (1)(3)
October 1 - 31, 2025	277		$74.08	—	—
November 1 - 30, 2025	5,949		$70.72	—	—
December 1 - 31, 2025	3,828		$73.39	—	—
Total	10,054	(2)	$71.83	—

(1)         None of the Common Shares were repurchased pursuant to any publicly announced stock repurchase program.
(2)    Of these amounts, 5,445 Common Shares were acquired on the open market for employees pursuant to the 401(k) plan. The remainder of the shares were acquired on the open market for participants in the DRP.
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
Included in the following analysis is a discussion of Registrant’s operations in terms of earnings per share by business segment and AWR (parent), which equals each business segment’s recorded earnings and adjusted earnings (if applicable) divided by AWR’s weighted average number of diluted Common Shares. The impact of a one-time tax benefit recorded in 2024 at the water segment has been excluded in the analysis when communicating AWR’s consolidated and water segment results for the years ended December 31, 2025 and 2024. This adjustment has been excluded from the analysis to help facilitate comparisons of AWR’s performance from period to period.
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
AWR uses earnings per share by business segment and AWR (parent), a non-GAAP financial measure, as an important measure in evaluating its operating results and believes it provides investors with clarity surrounding the performance of its segments.  AWR reviews this measurement regularly and compares it to historical periods and to its operating budget. Reconciliations of this measure and of diluted earnings per share as adjusted to AWR’s consolidated diluted earnings per share prepared in accordance with GAAP are included in the discussion under the section titled “Summary Results by Segment.”
Overview
Factors affecting our financial performance are summarized under the Overview section in Item 1. Business and Item 1A. Risk Factors.
The U.S. government announced a comprehensive set of tariffs in the second quarter. Following the pause of certain of these tariffs, the majority of the previously announced tariffs have been implemented. The U.S. government has continued to indicate that they could impose additional tariffs on particular countries and to impose global tariffs on certain goods. Such tariffs could impact our results of operations by increasing the costs of various goods, including construction materials. Management is actively engaged with vendors and business partners to reduce financial risks of tariffs; however, the impact of such tariffs is subject to uncertainties regarding whether the U.S. government ultimately imposes additional tariffs, the timing of their implementation, the magnitude of such tariffs and possible exemption for certain goods, among other unknowns.
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
General Rate Case Filings and Other Matters:
Water General Rate Case for the years 2025–2027
On January 30, 2025, the CPUC issued a final decision in GSWC’s general rate case application for all its water regions and the general office, which determines new water rates for the years 2025 - 2027. Among other things, the final decision adopted a settlement agreement between GSWC and the Public Advocates Office at the CPUC, which authorized GSWC to invest approximately $573.1 million in capital infrastructure over the three-year capital cycle. The $573.1 million of infrastructure investment includes $17.7 million of advice letter capital investments to be filed for revenue recovery during the second- and third-year attrition increases when those projects are completed. In addition, the approved settlement agreement includes $58.2 million of advice letter capital investments that began construction in 2023 to be filed for revenue recovery during the second- and third-year attrition increases when those projects are completed. Under the approved settlement agreement, beginning in 2025, all of the advice letter projects were allowed to accrue in a memorandum account (i) interest during the construction period at GSWC’s adopted cost of debt until the assets are in service, and (ii) the full rate of return that includes a debt and equity component and all applicable components of the revenue requirement for the projects from the period the assets are in service until the date of the attrition filings.
Excluding revenues for all of the advice letter capital projects discussed above, under the terms of the settlement agreement, GSWC’s adopted operating revenues less water supply costs for 2025 increased by approximately $23 million as compared to the 2024 adopted operating revenues less water supply costs. In December, 2025, GSWC received approval from the CPUC to implement its full second-year rate increases, effective January 1, 2026, that will result in higher adopted operating revenues less water supply cost for 2026 of approximately $32.0 million compared to 2025’s adopted operating revenues less water supply cost. Included in the 2026 increase is nearly $11 million related to the advice letter capital projects previously discussed. The assets from the advice letter projects and the related amounts in the memorandum account were added to the adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
The final decision also addressed GSWC’s request for various regulatory mechanisms that were litigated during the proceeding. Among other things, the final decision rejected GSWC’s request for the continuation of a full sales and revenue decoupling mechanism such as the WRAM and a full cost balancing account for water supply such as the MCBA, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”) and an incremental cost balancing account (“ICBA”) for supply costs. The final decision also adopted GSWC’s M-WRAM rate design proposal authorizing GSWC to increase the revenue requirement recovery in its fixed service charges to between 45-48% of the revenue requirement depending on the ratemaking area representing approximately 65% of GSWC’s fixed costs in aggregate, and approved GSWC’s request for the continuation of a sales reconciliation mechanism that would allow GSWC to adjust its sales forecast throughout the general rate case cycle to address significant fluctuations in consumption. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard single quantity rate had been in effect. The ICBA for supply costs tracks differences between the authorized per-unit prices and actual per-unit prices for each supply cost (purchased water, pump tax, and purchased power). The M-WRAM and ICBA were effective January 1, 2025.
Without the WRAM and MCBA, GSWC’s earnings in 2025 were favorably impacted from an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement, which was partially offset by the negative impact from a nearly 4% decrease in water consumption compared to amounts adopted in the final general rate case. As a result, the combined impact from changes in water supply source mix compared to adopted levels and fluctuations in consumption did not have a material impact on GSWC’s 2025 earnings. The new 2025 rates and the implementation of the new M-WRAM and ICBA regulatory mechanisms approved in the final decision have been reflected in GSWC’s earnings for the year ended December 31, 2025 that resulted in an increase in recorded revenues of $46.7 million largely from the new rates and an increase in recorded water supply costs of $21.9 million, which combined is an increase of $24.8 million, compared to 2024. GSWC’s future earnings will continue to be subject to volatility as a result of fluctuations in consumption and/or changes in water supply source mix compared to adopted levels.
Water Cost of Capital (“COC”) Proceeding
2026 COC Application
Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. In November 2025, GSWC, along with three other investor-owned California water utilities, requested a further extension of the date by which each of them must file their cost of capital applications. In November 2025, the CPUC approved the request to defer the cost of capital application by another year. The CPUC’s approval postponed the filing date by one year until May 1, 2027, with a corresponding effective date of January 1, 2028. The CPUC also approved the joint parties’ request to leave the current Water Cost of Capital Mechanism (“WCCM”) in place through the one-year deferral period. GSWC’s current authorized rate of return on rate base is 7.93%, based on its weighted cost of capital, which will continue in effect through December 31, 2027. The 7.93% return on rate base includes a return on equity of 10.06%, an embedded cost of debt of 5.1%, and a capital structure with 57% equity and 43% debt.
Electric General Rate Cases:
General Rate Case for Years 2023–2026
On January 16, 2025, the CPUC adopted a final decision in BVES’s general rate case proceeding that set new electric rates retroactive to January 1, 2023 and approved the settlement agreement reached between BVES, Cal Advocates and another intervenor in its entirety. Among other things, the settlement agreement, (i) settled and adopted the revenue requirements for each of the four years 2023 through 2026, and the rate increases for 2024 through 2026 are not subject to an earnings test, (ii) authorized BVES to invest approximately $52.5 million in capital infrastructure included in base rates over the four-year rate cycle and at least an additional $23.1 million (plus an allowance for funds used during construction, or “AFUDC”) to be filed for revenue recovery through advice letters when the projects are completed; (iii) adopted a cost of capital that increased BVES’s adopted return on equity from 9.6% to 10.0%, lowered the cost of debt from 6.6% to 5.51%, and maintained the capital structure of 57% equity and 43% debt, and (iv) approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were previously not included in customer rates.
The new electric rates were implemented on March 1, 2025. BVES was also authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023. The general rate case memorandum account tracked the revenue differences between the 2022 adopted rates and the 2023 and 2024 new rates authorized by the CPUC for future recovery. As of December 31, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $8.2 million. On April 1, 2025, BVES implemented surcharges to recover the retroactive amounts accumulated related to the new rates, as well as recovery of incremental operating costs incurred prior to 2023 in connection with BVES’s wildfire mitigation plans that were being tracked in memorandum accounts prior to the new rate cycle.
The final decision provided for an increase in adopted operating revenues of $2.2 million for 2025. Furthermore, the previously mentioned advice letter projects of at least $23.1 million are expected to generate additional annual operating revenues of approximately $3 million when the respective projects are completed, placed in service, and filed for recovery in customer rates. These projects also accrue AFUDC during construction that will further increase the revenue requirement. On April 1, 2025, BVES implemented new base rates to recover the revenue requirement associated with $11.6 million (including AFUDC) of capital projects approved for recovery through advice letters. In addition, effective October 1, 2025, BVES began to recover the revenue requirement as a result of an additional advice letter capital project totaling approximately $12.2 million (including AFUDC) that was completed and placed in service.
General Rate Case for Years 2027–2030
On January 30, 2026, BVES filed a new general rate case application that will determine new electric rates for the years 2027 through 2030. Among other things, BVES requested (i) capital budgets of approximately $133 million for the four-year rate cycle, and another approximately $17 million, plus AFUDC, for capital projects to be filed for revenue recovery through advice letters when the projects are completed, and (ii) a capital structure for BVES of 60% equity and 40% debt, a return on equity of 11.30%, an embedded cost of debt of 5.92%, and a return on rate base of 9.15%.
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
During 2025, ASUS was awarded approximately $29.4 million in new construction projects, some of which were completed in 2025 and the remainder of which are expected to be completed through 2028. ASUS’s subsidiaries expect to continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served.
Effective October 1, 2025, the U.S. government announced its shutdown, which officially ended on November 12, 2025. Amid the U.S. government shutdown, the subsidiaries of ASUS did not experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” In the event of a future shutdown, management expects that an impact on ASUS and its operations through its subsidiaries would likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. However, in the event a future U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.

Summary Results by Segment
The table below sets forth a comparison of the diluted earnings per share by business segment and for the parent company:

	Diluted Earnings per Share
	Year Ended
	12/31/2025	12/31/2024	CHANGE
Water	$2.61	$2.51	$0.10
Electric	0.25	0.21	0.04
Contracted services	0.61	0.55	0.06
AWR (parent)	(0.09)	(0.10)	0.01
Consolidated diluted earnings per share, as recorded (GAAP)	3.37	3.17	0.20
Adjustment to GAAP measure:
Impact of a tax benefit recorded in the fourth quarter of 2024 resulting from a final decision in the water general rate case*	—	(0.13)	0.13
Consolidated diluted earnings per share, as adjusted (Non-GAAP)	$3.37	$3.04	$0.33
Water diluted earnings per share, as adjusted (Non-GAAP)*	$2.61	$2.38	$0.23
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.
* The water segment’s adjusted earnings for 2024 exclude the impact of a one-time tax benefit of $0.13 per share recorded during the fourth quarter of 2024 as a result of receiving a final decision from the CPUC in the water general rate case.
For the year ended December 31, 2025, AWR’s recorded consolidated diluted earnings were $3.37 per share, as compared to $3.17 per share for 2024, an increase of $0.20 per share. Excluding the impact of a one-time tax benefit shown separately in the table above and discussed below, adjusted consolidated diluted earnings for 2024 were $3.04 per share as compared to recorded diluted earnings of $3.37 per share for 2025, an adjusted increase of $0.33 per share largely from the implementation of new customer rates at the regulated utilities, and higher earnings at the contracted services segment largely from an increase in management fee revenues and construction activities. AWR’s consolidated diluted earnings in 2025 were negatively impacted by approximately $0.10 per share from the higher number of dilutive shares in 2025 compared to 2024 due to the continued issuance of equity under AWR’s ATM offering program.
Included in the consolidated results for 2024 was a tax benefit of $5.0 million, or $0.13 per share, resulting from the final decision issued by the CPUC on January 30, 2025 in connection with GSWC’s latest general rate case proceeding. The final decision adopted a settlement agreement between GSWC and Cal Advocates, which excluded from customer rates certain excess deferred income tax balances generated by activities outside of ratemaking that were previously recorded as regulatory liabilities as a result of the 2017 Tax Cuts and Jobs Act that reduced the corporate income tax rate from 35% to 21%. GSWC recorded the tax benefit to reflect a change in estimate that decreased its regulatory liabilities associated with excess deferred income tax balances as of December 31, 2024.
The following is a computation and reconciliation of diluted earnings per share from the measure of net income (loss) by business segment as disclosed in Note 17 to the Consolidated Financial Statements, to AWR’s consolidated fully diluted earnings per common share for the year ended December 31, 2025 and 2024:

	Water		Electric		Contracted Services		AWR (Parent)		Consolidated (GAAP)
In 000's except per share amounts	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net income (loss) (Note 17)	$100,946	$94,463	$9,615	$7,754	$23,457	$20,642	$(3,576)	$(3,591)	$130,442	$119,268
Weighted Average Number of Diluted Shares	38,673	37,583	38,673	37,583	38,673	37,583	38,673	37,583	38,673	37,583
Diluted earnings per share	$2.61	$2.51	$0.25	$0.21	$0.61	$0.55	$(0.09)	$(0.10)	$3.37	$3.17
Note: Certain amounts in the table above may not foot or crossfoot due to rounding.

Water Segment:
For the year ended December 31, 2025, recorded diluted earnings from the water utility segment were $2.61 per share, as compared to $2.51 per share for 2024, an increase of $0.10 per share, which included the impact of a one-time tax benefit of $0.13 per share as previously discussed above. Excluding the impact of this item from 2024, adjusted diluted earnings at the water segment would be $2.38 per share for 2024 as compared to recorded diluted earnings of $2.61 per share for 2025, an adjusted increase at the water segment of $0.23 per share. The discussion below presents the major variances in earnings for the two periods:
•An increase in water operating revenues of approximately $46.7 million largely as a result of the CPUC-authorized new rate increases effective January 1, 2025 in connection with the approved general rate case. GSWC transitioned from a full revenue decoupling mechanism to the M-WRAM effective January 1, 2025. As a result, GSWC’s revenues and earnings may be subject to future volatility from significant fluctuations in customer consumption compared to adopted levels.
•An increase in water supply costs of $21.9 million primarily related to higher overall per-unit purchased water costs covered in rates. As a result of transitioning from a full cost balancing account for water supply to the ICBA, GSWC’s earnings for the year ended December 31, 2025 were favorably impacted by an actual water supply source mix that included less purchased water than what was authorized in the general rate case and included in the revenue requirement. For the year ended December 31, 2025, GSWC’s pumped water sources, which cost less than purchased water, were capable of meeting a greater portion of customer demand when compared to a higher purchased water mix being recovered in the new adopted rates. GSWC’s earnings will be subject to future volatility as a result of favorable and unfavorable changes in the water supply source mix compared to the adopted mix incorporated in the revenue requirement.
•An overall increase in operating expenses of $10.0 million (excluding supply costs) mainly due to increases in (i) overall labor costs, (ii) maintenance expense, (iii) insurance-related costs, (iv) depreciation and amortization expenses, which are impacted by increasing capital additions placed in service and are reflected and recovered in customer rates, and (v) non-income taxes; partially offset by a decrease in other operation-related costs including lower chemicals and water treatment costs, administrative and general expenses (excluding labor) primarily due to lower outside services costs including those related to regulatory filings as compared to 2024, and property taxes resulting from favorable true-ups in assessed property values. Lastly, as a result of receiving a final decision on its general rate case, GSWC was authorized to recover certain costs through various memorandum accounts that were recorded in 2024 and did not recur in 2025.
•An overall increase in other income (net of other expense) of $0.3 million due primarily to gains of $5.5 million generated on investments held to fund one of the Company’s retirement plans as compared to gains of $5.3 million recorded during 2024.
•Excluding the one-time tax benefit of $5.0 million recorded in 2024, an overall decrease in the effective income tax rate due to changes in certain flowed-through income taxes and permanent items included in GSWC’s income tax expense for the year ended December 31, 2025 as compared to 2024 favorably impacted the water segment’s earnings. As a regulated utility, GSWC treats certain temporary differences as being flowed-through in computing its income tax expense consistent with the income tax method used in its CPUC-jurisdiction rate making. Changes in the magnitude of flowed-through items either increase or decrease tax expense, thereby affecting diluted earnings per share.
•A decrease in earnings of approximately $0.07 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program. Under the program, AWR may offer and sell its Common Shares, with an aggregate gross offering price of up to $200 million, from time to time at its sole discretion, with $40.7 million currently remaining available for sale. Through December 31, 2025, AWR has sold 2,048,988 Common Shares through this ATM offering program.
Electric Segment:
Diluted earnings from the electric utility segment increased $0.04 per share for the year ended December 31, 2025 as compared to 2024, largely resulting from an increase in revenues from the third-year rate increases in 2025 as a result of receiving a final decision approved by the CPUC in connection with BVES’s general rate case proceeding that set new rates for 2023 - 2026 (retroactive to January 1, 2023), as well as receiving approval in 2025 of certain advice letter projects that increased base rates to recover the revenue requirement associated with these capital projects. In addition, there was an overall decrease in the effective income tax rate due to changes in certain flowed-through income taxes as compared to 2024 that favorably impacted the electric segment’s earnings. These increases in the electric segment’s earnings were partially offset by an overall increase in operating expenses. There was also a decrease in earnings of approximately $0.01 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program.

Contracted Services Segment:
Diluted earnings from the contracted services segment increased $0.06 per share for the year ended December 31, 2025 as compared to 2024, largely due to (i) an increase in management fee revenues resulting from the commencement of operations in April 2024 at the new bases (Naval Air Station Patuxent River and Joint Base Cape Cod) and the resolution of various economic price adjustments, (ii) an increase in construction activities, and (iii) lower interest expense resulting from lower borrowing levels and interest rates; partially offset by higher overall operating expenses (excluding construction expenses), and a decrease in earnings of approximately $0.02 per share due to the dilutive effects from the issuance of equity under AWR’s ATM offering program.
AWR (Parent):
For the year ended December 31, 2025, the diluted loss from AWR (parent) decreased $0.01 per share compared to 2024 due to higher income from the lease of AWR’s water rights; partially offset by higher interest expense resulting from higher average borrowing levels under AWR’s credit facility.
The following discussion and analysis for the years ended December 31, 2025 and 2024 provide information on AWR’s consolidated operations and assets and, where necessary, includes specific references to AWR’s individual segments and subsidiaries: GSWC, BVES and ASUS and its subsidiaries.

Consolidated Results of Operations — Years Ended December 31, 2025 and 2024 (amounts in thousands, except per share amounts):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
OPERATING REVENUES
Water	$464,114	$417,410	$46,704	11.2%
Electric	57,217	51,645	5,572	10.8%
Contracted services	136,742	126,404	10,338	8.2%
Total operating revenues	658,073	595,459	62,614	10.5%

OPERATING EXPENSES
Water purchased	98,224	74,274	23,950	32.2%
Power purchased for pumping	14,076	15,025	(949)	-6.3%
Groundwater production assessment	21,489	24,145	(2,656)	-11.0%
Power purchased for resale	18,110	11,630	6,480	55.7%
Supply cost balancing accounts	(5,014)	(1,894)	(3,120)	164.7%
Other operation	47,041	41,318	5,723	13.9%
Administrative and general	102,811	100,941	1,870	1.9%
Depreciation and amortization	47,784	43,647	4,137	9.5%
Maintenance	21,663	20,255	1,408	7.0%
Property and other taxes	28,008	27,091	917	3.4%
ASUS construction	60,606	54,544	6,062	11.1%
Total operating expenses	454,798	410,976	43,822	10.7%

OPERATING INCOME	203,275	184,483	18,792	10.2%

OTHER INCOME AND EXPENSES
Interest expense	(46,776)	(50,382)	3,606	-7.2%
Interest income	5,650	7,874	(2,224)	-28.2%
Other, net	7,649	7,466	183	2.5%
	(33,477)	(35,042)	1,565	-4.5%

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE	169,798	149,441	20,357	13.6%

Income tax expense	39,356	30,173	9,183	30.4%

NET INCOME	$130,442	$119,268	$11,174	9.4%

Basic earnings per Common Share	$3.37	$3.17	$0.20	6.3%

Fully diluted earnings per Common Share	$3.37	$3.17	$0.20	6.3%

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
Water
For the year ended December 31, 2025, revenues from water operations increased to $464.1 million, an increase of $46.7 million compared to 2024. The increase in water revenues during 2025 is primarily a result of the CPUC-approved new 2025 rate increases effective January 1, 2025 in connection with the recently approved general rate case, as well as an increase in water consumption compared to 2024. There was also an increase in CPUC-approved surcharges billed in 2025 compared to 2024 to recover previously incurred costs. These surcharges are largely offset by corresponding increases in operating expenses, resulting in no impact to earnings.
While billed water consumption for the year ended December 31, 2025 was higher by 1.9% compared to 2024 due primarily to lower amounts of seasonal precipitation for 2025 compared to 2024, 2025 consumption was nearly 4% lower as compared to consumption amounts adopted in the final general rate case. Prior to 2025, changes in consumption had not had a significant impact on recorded revenues due to the CPUC-approved full revenue decoupling mechanism, known as the WRAM, which adjusted volumetric revenues to adopted levels authorized by the CPUC. As previously discussed, the final decision in the latest general rate case rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). Without having a full revenue decoupling mechanism, GSWC’s revenues and earnings will be subject to future volatility as a result of significant fluctuations in customer consumption compared to adopted levels.
Electric
Electric revenues for the year ended December 31, 2025 increased by $5.6 million to $57.2 million largely resulting from an increase in revenues from third-year electric rate increases implemented in 2025.
Electric usage for the year ended December 31, 2025 was 1.1% lower than 2024. Due to the CPUC-approved BRRBA, which adjusts certain revenues to adopted levels authorized by the CPUC, changes in usage do not have a significant impact on earnings.
Contracted Services
Revenues from contracted services are composed of construction revenues (including renewal and replacements) and management fees for operating and maintaining the water and/or wastewater systems at various military bases.  For the year ended December 31, 2025, revenues from contracted services increased $10.3 million to $136.7 million as compared to $126.4 million for 2024. The increase was primarily due to an increase in management fee revenue from annual economic price adjustments and the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River and an increase in construction activities.
ASUS’s subsidiaries continue to enter into U.S. government-awarded contract modifications and agreements with third-party prime contractors for new construction projects at the military bases served. Earnings and cash flows from modifications to the initial 50- and 15-year contracts with the U.S. government and agreements with third-party prime contractors for additional construction projects may or may not continue at current levels in future periods.
Operating Expenses:
Supply Costs
Total supply costs at the regulated utilities comprise the largest portion of total consolidated operating expenses. Supply costs accounted for approximately 32.3% and 30.0% of total operating expenses for the years ended December 31, 2025 and 2024, respectively.
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
Supply costs for the water segment consist of purchased water, purchased power for pumping, groundwater production assessments and changes in the water supply cost balancing accounts. For the years ended December 31, 2025 and 2024, water supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water purchased	$98,224	$74,274	$23,950	32.2%
Power purchased for pumping	14,076	15,025	(949)	-6.3%
Groundwater production assessment	21,489	24,145	(2,656)	-11.0%
Water supply cost balancing accounts *	(96)	(1,621)	1,525	-94.1%
Total water supply costs	$133,693	$111,823	$21,870	19.6%
* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(5.0) million and $(1.9) million for 2025 and 2024, respectively.
Purchased water costs for the year ended December 31, 2025 increased to $98.2 million as compared to $74.3 million for 2024. The overall actual percentages for purchased water for the years ended December 31, 2025 and 2024 were 48% and 41%, respectively, resulting in higher purchased water volume and costs in 2025. The increase in purchased water costs was also due to increases in wholesale water prices. Power purchased for pumping and groundwater production assessment both decreased due, in part, to the shift in actual supply source mix resulting in lower production volume in 2025 as compared to 2024. These decreases were partially offset by increases in pump tax rates and electricity provider rates.
For the year ended December 31, 2025, the water supply cost balancing account had a $0.1 million under-collection as compared to a $1.6 million under-collection in 2024. The change in water supply cost balancing accounts was primarily due to a change in the supply cost recovery mechanisms, as previously described. Unlike the MCBA, the incremental supply cost balancing account only tracks differences between the authorized per-unit prices of water production costs and actual per-unit prices of water production costs.
Electric segment supply costs
Supply costs for the electric segment consist primarily of purchased power for resale, the cost of natural gas used by BVES’s generating unit, the cost of renewable energy credits and changes in the electric supply cost balancing account. For the years ended December 31, 2025 and 2024, electric supply costs consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Power purchased for resale	$18,110	$11,630	$6,480	55.7%
Electric supply cost balancing account *	(4,918)	(273)	(4,645)	**
Total electric supply costs	$13,192	$11,357	$1,835	16.2%

* The sum of water and electric supply-cost balancing accounts are shown on AWR’s Consolidated Statements of Income and totaled $(5.0) million and $(1.9) million for 2025 and 2024, respectively.
** not meaningful
For the year ended December 31, 2025, the cost of power purchased for resale to BVES’s customers increased to $18.1 million as compared to $11.6 million for 2024 primarily due to higher overall average prices per megawatt-hour. The change in the electric supply balancing account in 2025 when compared to 2024 was due primarily to increases in energy prices.

Other Operation
The primary components of other operation expenses include payroll costs, materials and supplies, chemicals and water treatment costs, and outside service costs of operating the regulated water and electric systems, including the costs associated with transmission and distribution, pumping, water quality, meter reading, billing, and operations of district offices and the electric system.  Registrant’s contracted services operations incur many of the same types of expenses.  For the years ended December 31, 2025 and 2024, other operation expenses by business segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$32,181	$28,349	$3,832	13.5%
Electric Services	4,674	3,424	1,250	36.5%
Contracted Services	10,186	9,545	641	6.7%
Total other operation	$47,041	$41,318	$5,723	13.9%
For the year ended December 31, 2025, the increase in other operation expenses at the water segment was due, in part, from an increase of $1.6 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in other operation expenses, resulting in no impact to earnings. Furthermore, for the year ended December 31, 2024, there was a reduction of $2.0 million as a result of receiving the final decision in the recent water general rate case that authorized the recovery of previously incurred operation-related costs that were being tracked in CPUC-authorized memorandum accounts and which became probable of future recovery. There was no similar item in 2025. There was also an increase in operation-related labor cost, partially offset by a decrease in chemicals and water treatment costs.
The increase at the electric segment was due primarily to higher operation-related labor costs, transportation costs, and bad debt expense.
The increase at the contracted services segment was due primarily to the new operations at Joint Base Cape Cod and Naval Air Station Patuxent and higher operation-related labor costs.
Administrative and General
Administrative and general expenses include payroll related to administrative and general functions, all employee-related benefits, insurance expenses, outside legal and consulting fees, regulatory utility commission expenses, expenses associated with being a public company and general corporate expenses charged to expense accounts. For the years ended December 31, 2025 and 2024, administrative and general expenses by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$66,637	$64,510	$2,127	3.3%
Electric Services	12,601	13,241	(640)	-4.8%
Contracted Services	23,567	23,183	384	1.7%
AWR (parent)	6	7	(1)	-14.3%
Total administrative and general	$102,811	$100,941	$1,870	1.9%
Administrative and general expenses increased at the water segment due, in large part, to an increase of $1.0 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings. There was also an increase in labor and insurance-related costs, partially offset by a decrease in outside services costs including those related to regulatory filings as compared to 2024.
Administrative and general expenses decreased at the electric segment primarily due to the approval of the final decision in the electric general rate case proceeding with rates retroactive to 2023 but recorded in 2024. Higher costs incurred to support BVES’s wildfire mitigation plans of $1.3 million related to the full year 2023 were expensed during the fourth quarter of 2024 as the costs prior to 2023 were being tracked in memorandum accounts prior to receiving the approved general rate case decision at the time. Higher expenses related to the wildfire mitigation activities are reflected and recovered in the new customer rates implemented. There was also a decrease in outside services costs. These decreases were partially offset by an increase of $1.6 million in billed surcharges in 2025 to recover previously incurred costs that had been tracked in CPUC-

authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in administrative and general expenses, resulting in no impact to earnings.
Administrative and general expenses increased at the contracted services segment due to higher labor costs, employee-related benefits, and from the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River, partially offset by lower overall legal costs.
Depreciation and Amortization
For the years ended December 31, 2025 and 2024, depreciation and amortization expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$40,336	$37,187	$3,149	8.5%
Electric Services	3,856	3,160	696	22.0%
Contracted Services	3,592	3,300	292	8.8%
Total depreciation and amortization	$47,784	$43,647	$4,137	9.5%
The overall increase in depreciation and amortization expense resulted primarily from capital additions to utility plant and other fixed assets placed in service.
Maintenance
For the years ended December 31, 2025 and 2024, maintenance expense by segment consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$10,286	$9,788	$498	5.1%
Electric Services	5,773	5,901	(128)	-2.2%
Contracted Services	5,604	4,566	1,038	22.7%
Total maintenance	$21,663	$20,255	$1,408	7.0%
Overall maintenance expense increased at the water segment due to an increase in maintenance activities when compared to 2024.
Maintenance expense decreased at the electric segment primarily due to the approval of the final decision in the electric general rate case proceeding with rates retroactive to 2023 but recorded in 2024. Higher maintenance costs incurred to support BVES’s vegetation management activities of $2.4 million related to the full year 2023 were expensed during the fourth quarter of 2024 as the costs prior to 2023 were being tracked in memorandum accounts prior to receiving the approved general rate case decision at the time. Higher expenses related to vegetation management activities are reflected and recovered in the new customer rates implemented. This decrease was largely offset by an increase of $2.3 million in billed surcharges to recover previously incurred costs that had been tracked in CPUC-authorized memorandum accounts. Increases in revenues from billed surcharges have a corresponding and offsetting increase in maintenance expenses, resulting in no impact to earnings.
Overall maintenance expense increased at the contracted services segment due to higher planned and unplanned maintenance-related activities compared to 2024. Furthermore, the new operations at Joint Base Cape Cod and Naval Air Station Patuxent River also contributed to the higher maintenance expense.
Property and Other Taxes
For the years ended December 31, 2025 and 2024, property and other taxes by segment, consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$22,617	$22,233	$384	1.7%
Electric Services	2,804	2,399	405	16.9%
Contracted Services	2,587	2,459	128	5.2%
Total property and other taxes	$28,008	$27,091	$917	3.4%

Property and other taxes increased at the water segment due largely to an increase in franchise fees from higher revenues, partially offset by an overall decrease in property taxes resulting from favorable true-ups in assessed property values.
Property and other taxes increased at the electric segment due largely to higher property taxes from capital additions and an increase in franchise fees from higher revenues.
Property and other taxes increased at the contracted services segment largely as a result of an increase in payroll taxes due, in part, from the operations at the new bases.
ASUS Construction
For the year ended December 31, 2025, construction expenses for contracted services were $60.6 million, increasing by $6.1 million compared to 2024 primarily due to an increase in construction activity as compared to 2024.
Interest Expense
For the years ended December 31, 2025 and 2024, interest expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$35,747	$38,532	$(2,785)	-7.2%
Electric Services	4,288	3,812	476	12.5%
Contracted Services	620	2,166	(1,546)	-71.4%
AWR (parent)	6,121	5,872	249	4.2%
Total interest expense	$46,776	$50,382	$(3,606)	-7.2%
AWR’s borrowings consist of bank notes under revolving credit facilities, while GSWC and BVES borrowings consist of revolving credit facilities and long-term debt issuances. Consolidated interest expense decreased as compared to 2024 resulting primarily from overall lower average interest rates. The overall combined average interest rates were 5.07% and 5.36% for the year ended December 31, 2025 and 2024, respectively. In addition, the decrease in the water segment’s interest expense was also attributed to the impact of capitalizing debt costs related to certain advice letter projects approved by the CPUC in the latest general rate case effective January 1, 2025. The increase at the electric segment was due to higher average borrowings, partially offset by lower average interest rates. The decrease at the contracted services segment was largely attributed to lower borrowings and lower average interest rates.
The combination of debt and equity financing is used to support, among other things, the capital expenditures program at the regulated utilities. Total average borrowing levels in 2025 increased slightly as compared to 2024. That is because during 2025 and 2024, AWR raised proceeds (net of commissions) of $67.3 million and $89.5 million, respectively, under its ATM offering program, and used the proceeds to pay down borrowings under its credit facility and make equity contributions to its regulated subsidiaries in support of their operations and capital expenditures.
Interest Income
For the years ended December 31, 2025 and 2024, interest income by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$3,245	$6,018	$(2,773)	-46.1%
Electric Services	1,542	976	566	58.0%
Contracted Services	809	782	27	3.5%
AWR (parent)	54	98	(44)	-44.9%
Total interest income	$5,650	$7,874	$(2,224)	-28.2%
The decrease in interest income at the water segment was due primarily to a decrease in interest income earned on regulatory assets. Regulatory asset balances will decrease as surcharges are approved and implemented. The increase at the electric segment was due to higher levels of regulatory asset balances earning interest income.

Other Income and (Expense), net
For the years ended December 31, 2025 and 2024, other income and (expense) by business segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$6,634	$6,326	$308	4.9%
Electric Services	519	968	(449)	-46.4%
Contracted Services	(18)	(82)	64	-78.0%
AWR (parent)	514	254	260	102.4%
Total other income and (expenses), net	$7,649	$7,466	$183	2.5%
For the year ended December 31, 2025, other income (net of other expense) increased due primarily to gains of $5.5 million generated on investments held to fund one of the Company’s retirement plans as compared to gains of $5.3 million recorded in 2024, due to financial market conditions. The decrease in other income (net of other expense) in the electric segment is due primarily to lower AFUDC (equity) earned on certain CPUC-approved advice letter projects while under construction compared to 2024. The increase in other income for AWR (parent) is due primarily to an increase in non-regulated-related activities.
Income Tax Expense
For the years ended December 31, 2025 and 2024, income tax expense by segment, including AWR (parent), consisted of the following amounts (in thousands):

	Year Ended	Year Ended	$	%
	12/31/2025	12/31/2024	CHANGE	CHANGE
Water Services	$31,550	$22,869	$8,681	38.0%
Electric Services	2,475	2,541	(66)	-2.6%
Contracted Services	7,314	6,699	615	9.2%
AWR (parent)	(1,983)	(1,936)	(47)	2.4%
Total income tax expense	$39,356	$30,173	$9,183	30.4%
Consolidated income tax expense for the year ended December 31, 2025 increased by $9.2 million primarily due to the increase in consolidated pretax income as compared to 2024. AWR’s ETRs were 23.2% and 20.2% for the years ended December 31, 2025 and 2024, respectively. GSWC’s ETR was 23.8% for the year ended December 31, 2025 as compared to 19.5% for 2024. The increase in GSWC’s ETR was due largely due to a one-time tax benefit of $5.0 million recorded in 2024 as a result of receiving the final decision in the water general rate case as previously discussed. There was no similar item recorded in 2025. This was partially offset by changes in certain flowed-through income taxes and permanent items.
Information comparing the consolidated results of operations for fiscal years 2024 and 2023 can be found under Item 7, Management’s Discussion and Analysis under the headings “Summary Results by Segment” and “Consolidated Results of Operations-Years Ended December 31, 2024 and 2023” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.

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
In 2008, the CPUC granted GSWC the authority to implement revenue decoupling mechanisms through the adoption of the WRAM. With the adoption of this alternative revenue program, GSWC adjusts revenues in the WRAM for the difference between what is billed to its water customers and that which is authorized by the CPUC. GSWC’s request, in its most recent general rate case, to continue using a revenue decoupling mechanism, similar to the WRAM, has been denied by the CPUC. The CPUC has ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM) effective January 1, 2025. The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard single quantity rate had been in effect. The CPUC also granted BVES a revenue decoupling mechanism through the BRRBA. BVES adjusts revenues in the BRRBA for the difference between what is billed to its electric customers and that which is authorized by the CPUC.
As required by the accounting guidance for alternative revenue programs, GSWC and BVES are required to collect their M-WRAM/WRAM and BRRBA balances, respectively, within 24 months following the year in which they are recorded.  The CPUC has set the recovery period for under-collected balances that are up to 15% of adopted annual revenues at 18 months or less.  For net WRAM under-collected balances greater than 15%, the recovery period is 19 to 36 months. As a result of the accounting guidance and CPUC-adopted recovery periods, Registrant must estimate if any WRAM and BRRBA revenues will be collected beyond the 24-month period. This can affect the timing of when such revenues are recognized.
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
As regulated utilities, GSWC and BVES treat certain temporary differences as flowed-through adjustments in computing their income tax expense consistent with the income tax approach approved by the CPUC for ratemaking purposes.  Flowed-through adjustments increase or decrease tax expense in one period, with an offsetting decrease or increase occurring in another period. Giving effect to these temporary differences as flowed-through adjustments typically results in a greater variance between the effective tax rate and the statutory federal income tax rate in any given period than would otherwise exist if GSWC or BVES were not required to account for their income taxes as regulated enterprises. As of December 31, 2025, Registrant’s total amount of unrecognized tax benefits was zero.
Pension Benefits — Registrant’s pension benefit obligations and related costs are calculated using actuarial concepts within the framework of accounting guidance for employers’ accounting for pensions and post-retirement benefits other than pensions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these critical assumptions annually. Other assumptions include employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase. The discount rate enables Registrant to state expected future cash payments for benefits as a present value on the measurement date. The guideline for setting this rate is a high-quality, long-term corporate bond rate. Registrant’s discount rates were determined by considering the average of pension yield curves constructed using a large population of high-quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves. A lower discount rate increases the present value of benefit obligations and increases periodic pension expense. Conversely, a higher discount rate decreases the present value of benefit obligations and decreases periodic pension expense. To determine the expected long-term rate of return on the plan assets, Registrant considers the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension expense. The long-term expected return on the pension plan’s assets was 6.00% for 2025 and 2024.
For the pension plan obligation, Registrant decreased the discount rate to 5.57% as of December 31, 2025 from 5.70% as of December 31, 2024 to reflect market interest-rate conditions at December 31, 2025. A hypothetical 25-basis point decrease in the assumed discount rate would have decreased total net periodic pension expense for 2025 by approximately $0.1 million, which includes an increase in service cost that was more than offset by the decrease in interest cost, and would have increased the projected benefit obligation and accumulated benefit obligation at December 31, 2025 by a total of $5.6 million.  A 25-basis point decrease in the long-term return on pension-plan-asset assumption would have increased 2025 pension cost by approximately $0.5 million.
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

The CPUC has authorized GSWC and BVES to each maintain a two-way balancing account to track differences between their forecasted annual pension expenses adopted in rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs. As of December 31, 2025, GSWC has a $2.1 million over-collection in its two-way pension balancing account for the general office and water regions. As of December 31, 2025, BVES has an insignificant balance in its two-way pension balancing account.
Funding requirements for qualified defined benefit pension plans are determined by government regulations. In establishing the contribution amount, Registrant has considered the potential impact of funding-rule changes under the Pension Protection Act of 2006. Registrant contributes the minimum required contribution as determined by government regulations or the forecasted annual pension cost authorized by the CPUC and included in customer rates, whichever is higher. In accordance with this funding policy, for 2026, the pension contribution is not expected to be significant given its current funded status. Any differences between the forecasted annual pension costs in rates and the actual pension costs are included in the two-way pension balancing accounts. Additionally, market factors can affect assumptions we use in determining funding requirements with respect to our pension plan. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that market data compels us to reduce the discount rate used in our assumptions, our benefit obligations could materially increase.
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
AWR funds its operating expenses and pays dividends on its outstanding Common Shares primarily through dividends from its wholly owned subsidiaries. The ability of GSWC and BVES to pay dividends to AWR is restricted by California law. Under these restrictions, approximately $933.7 million was available for GSWC to pay dividends to AWR on December 31, 2025. Approximately $117.7 million was available for BVES to pay dividends to AWR as of December 31, 2025. ASUS’s ability to pay dividends to AWR is dependent upon state laws in which each ASUS subsidiary operates, as well as ASUS’s ability to pay dividends under California law.
When necessary, AWR obtains funds from external sources through the capital markets and from bank borrowings. Access to external financing on reasonable terms depends on the credit ratings of AWR and GSWC and current business conditions, including that of the water utility industry in general as well as conditions in the debt or equity capital markets.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR may offer and sell Common Shares, from time to time at its sole discretion, through an ATM offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. In 2024, AWR began raising proceeds under its ATM offering program and has used the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and making equity contributions to its subsidiaries. Through this ATM offering program, during 2025 and 2024, AWR raised proceeds of $67.3 million, net of approximately $1.0 million in commissions paid and $89.5 million, net of $1.4 million in commissions paid, respectively. As of December 31, 2025, approximately $40.7 million remained available for sale under the ATM offering program which are expected to be fully used by the end of 2026.
In June 2023, AWR and GSWC each entered into credit agreements with an original term of five years provided by a syndicate of banks and financial institutions. Both credit agreements, as amended, are now scheduled to mature in June 2029. The credit agreements provide AWR and GSWC unsecured revolving credit facilities with current borrowing capacities of $195.0 million and $200.0 million, respectively. Under the terms of the credit agreements, the borrowing capacities for AWR and GSWC may be expanded up to an additional $30.0 million and $75.0 million, respectively, subject to the lenders’ approval. AWR’s credit facility primarily provides support to AWR (parent) and ASUS, while GSWC’s credit agreement provides support to its water operations and capital expenditures. As of December 31, 2025, AWR’s and GSWC’s outstanding borrowings under the credit facilities were $124.0 million and $13.0 million, respectively. As of December 31, 2025, AWR’s borrowings under its credit facility have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet. The CPUC requires GSWC to completely pay off all borrowings under its revolving credit facility within a 24-month period after which GSWC may again borrow under its facility. GSWC’s pay-off period for its credit facility ends in December 2027. Accordingly, GSWC’s outstanding borrowings under its credit facility as of December 31, 2025 have been classified as non-current liabilities in both AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet.
In March 2025, the CPUC issued a final decision in GSWC’s financing application, which among other things, approved GSWC’s request to issue up to $750.0 million of additional long-term debt and equity securities. Subsequently, on May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million at a coupon rate of 5.65% due May 29, 2037. In addition, on May 30, 2025, GSWC issued 3.6500 common shares to its parent in exchange for a contribution of $50.0 million. GSWC used the proceeds from both the issuance of the notes and equity to fully pay down all outstanding borrowings as of May 31, 2025 under GSWC’s credit agreement. In December 2025, GSWC issued an additional 0.9750 of common shares to AWR for total proceeds of approximately $12.0 million. GSWC again used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
In August 2024, the CPUC issued a final decision in BVES’s financing application, which among other things, approved BVES’s request to issue up to $120 million of new long-term debt and equity securities. On February 12, 2025, BVES completed the issuance of $50.0 million in unsecured private-placement notes with a coupon rate of 6.12% maturing on February 12, 2030. BVES used the proceeds from the notes to pay down all amounts under its revolving credit facility outstanding satisfying the CPUC’s requirement at that time.

BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures, which provides a borrowing capacity, as amended, of $65.0 million and expires on December 19, 2028. Under BVES’s amended credit agreement, executed on December 19, 2025, BVES extended the term of its credit facility to 2028 and also expanded the borrowing capacity of up to an additional $25.0 million, subject to lender’s approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24 month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period ends in June 2027. As of December 31, 2025, the outstanding balance under BVES’s credit facility of $4.0 million has been classified as a non-current liability in AWR’s Consolidated Balance Sheet.
Furthermore, in December 2025, BVES issued 3.33 common shares to AWR for total proceeds of $6.0 million. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
Our primary sources of liquidity to fund operations continue to be from the recovery of costs charged to customers at our regulated utilities and the collection of payments from the U.S government. We believe that capital investment costs associated with our capital programs at our regulated utilities will continue to be recovered through water and electric rates charged to customers, as well as funds from credit facilities from our regulated utilities. In addition, AWR’s credit facility will continue to be used to support ASUS’s operations and AWR (parent). The long-term capital-intensive nature of our regulated utilities have required us to continually seek future financing opportunities beyond the short-term. Future long-term financing at GSWC and BVES will consist of both long-term debt and equity issuances in order to manage to the CPUC-authorized capital structure. Under the current financing applications authorized by the CPUC, GSWC and BVES have $588.0 million and $82.0 million, respectively, remaining and available under each utility’s authorized applications that provide for long-term financing and which are expected to be used over the next 2-6 years to pay down outstanding borrowings under their respective credit facilities and support operations.
Management believes that AWR’s and GSWC’s sound capital structures and strong credit ratings, combined with its financial discipline, will enable AWR to access the debt and equity markets. However, unpredictable financial market conditions in the future may limit its access or impact the timing of when to access the market, in which case AWR may choose to temporarily reduce its capital spending.
AWR’s ability to pay cash dividends on its Common Shares outstanding depends primarily upon cash flows from its subsidiaries. AWR intends to continue paying quarterly cash dividends on or about March 1, June 1, September 1 and December 1, subject to earnings and financial conditions, regulatory requirements and such other factors as the Board of Directors may deem relevant. On February 10, 2026, AWR’s Board of Directors approved a first quarter dividend of $0.5040 per share on AWR’s Common Shares. Dividends on the Common Shares will be paid on March 5, 2026 to shareholders of record at the close of business on February 23, 2026. AWR has paid common dividends every year since 1931, and has increased the dividends received by shareholders each calendar year for 71 consecutive years, which places it in an exclusive group of companies on the New York Stock Exchange that have achieved that result. AWR’s quarterly dividend rate has grown at a compound annual growth rate (“CAGR”) of 8.5% over the last five years since the first quarter of 2021, and has achieved a 10-year CAGR of 8.3% in its calendar year dividend payments through 2025. AWR’s current policy is to achieve a CAGR in the dividend of more than 7% over the long-term.
Cash Flows from Operating Activities:
Cash flows from operating activities have generally provided sufficient cash to fund operating requirements, including a portion of construction expenditures at GSWC and BVES, and construction expenses at ASUS, and to pay dividends. AWR’s future cash flows from operating activities are expected to be affected by a number of factors, including utility regulation; delays in receiving approvals of general rate cases, changes in tax law; maintenance expenses; inflation; newly imposed tariffs; compliance with water quality regulations and environmental, health and safety standards; production costs; customer growth; per-customer usage of water and electricity; weather and seasonality; conservation efforts; compliance with local governmental requirements, including mandatory restrictions on water use; its customers’ ability to pay utility bills; and required cash contributions to pension and post-retirement plans. Future cash flows from contracted services subsidiaries will depend on new business activities, existing operations, the construction of new and/or replacement infrastructure at military bases, timely economic price and equitable adjustment of prices, and timely collection of payments from the U.S. government and other prime contractors operating at the military bases, and any adjustments arising out of an audit or investigation by federal governmental agencies.
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

Cash flows from operating activities are primarily generated by net income, adjusted for non-cash expenses such as depreciation and amortization, and deferred income taxes. Cash generated by operations varies during the year. Net cash provided by operating activities of AWR was $229.7 million for 2025 as compared to $198.7 million for 2024. The increase in operating cash flow was largely due to the timing of cash receipts and disbursements related to working capital items. In particular, the implementation of new rates and surcharges at our regulated utilities added to cash flows from operations. In addition, in 2025, GSWC and one of ASUS’s subsidiaries received combined approximately $17 million in PFAS contamination litigation proceeds as plaintiffs in class action lawsuits. The increase in cash flows from operating activities is partially offset by the differences at ASUS in the timing of vendor payments and the receipt of cash for construction work at military bases. The billings (and cash receipts) for this construction work generally occur at completion of the work or in accordance with a billing schedule contractually agreed to with the U.S. government and/or other prime contractors. Thus, cash flow from construction-related activities may fluctuate from period to period with such fluctuations representing timing differences of when the work is being performed and when the cash is received for payment of the work. Furthermore, in March 2024, as a result of the Extended Arrearage Program, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. There were no similar relief funds received during 2025.
Cash Flows from Investing Activities:
Net cash used in investing activities was $237.5 million for the year ended December 31, 2025 as compared to $232.8 million in 2024, which is mostly related to capital expenditures at the regulated utilities. GSWC and BVES invest capital to provide essential services to their regulated customer bases, while working with the CPUC to have the opportunity to earn a fair rate of return on investment. AWR’s infrastructure investment plan consists of both infrastructure renewal programs (to replace infrastructure, including those to mitigate wildfire risk) and major capital investment projects (to construct new water treatment, supply and delivery facilities). The regulated utilities may also be required from time to time to relocate existing infrastructure in order to accommodate local infrastructure improvement projects. Projected capital expenditures and other investments are subject to periodic review and revision.
During 2026, the regulated utilities’ company-funded capital expenditures are estimated to be approximately $185 – $225 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues.
Cash Flows from Financing Activities:
AWR’s financing activities include primarily: (i) the proceeds from the issuance of Common Shares, (ii) the issuance and repayment of long-term debt and notes payable to financial institutions, and (iii) the payment of dividends on Common Shares. In order to finance new infrastructure, GSWC also receives customer advances (net of refunds) for, and contributions in aid of, construction. Borrowings on AWR’s credit facility are used to support AWR (parent) and its contracted services subsidiary, and borrowings on GSWC’s and BVES’s credit facilities are used to fund GSWC and BVES capital programs, respectively, until long-term financing is arranged. AWR may also from time to time make equity contributions to GSWC and BVES. Overall debt levels are expected to increase to fund the costs of the capital expenditures that will be made by the regulated utilities.
Net cash used by financing activities was $26,000 for the year ended December 31, 2025 as compared to cash provided of $46.6 million for 2024. The change in cash from financing activities in 2025 was due primarily to a decrease in total net borrowings required in 2025 as compared to 2024 due, in large part, to an increase in cash flows from operating activities. Financing activities in 2025 included the issuance of long-term debt of $50.0 million by BVES and $100.0 million by GSWC, and the proceeds were used to pay down outstanding borrowings under their respective credit facilities. Credit facilities have been used to support their operations and ongoing capital expenditure programs. In June 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes. The proceeds from the private placement notes were used by GSWC for general corporate purposes including the repayment of outstanding borrowings under its credit facility and the support of its operations and capital expenditures. During 2025, AWR had net payments on its credit facilities of $148.0 million, while during 2024, AWR had net payments on its credit facilities of $44.5 million. In addition, during 2025, AWR sold 903,769 Common Shares through its ATM offering program and raised net of issuance cost of $67.0 million, while during 2024, AWR sold 1,145,219 Common Shares through its ATM offering program and raised proceeds net of issuance cost of $88.7 million.
GSWC
GSWC funds its operating expenses, payments on its debt, dividends to AWR on its outstanding common shares, and a portion of its construction expenditures through internal sources. Internal sources of cash flow are provided primarily by retention of a portion of earnings from operating activities. Internal cash generation is influenced by factors such as weather patterns, conservation efforts, environmental and water quality regulations, litigation, changes in tax law and deferred taxes, changes in supply costs and regulatory decisions affecting GSWC’s ability to recover these supply costs, timing of rate relief, increases in maintenance expenses and capital expenditures, surcharges authorized by the CPUC to enable GSWC to recover expenses previously incurred from customers, and CPUC requirements to refund amounts previously charged to customers. Internal cash flows have also been impacted by delays in receiving payments from GSWC customers.
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
In March 2025, the CPUC issued a final decision in GSWC’s financing application, which among other things, approved GSWC's request to issue up to $750.0 million of additional long-term debt and equity securities. Subsequently, on May 29, 2025, GSWC executed a note purchase agreement for the issuance of unsecured private placement notes totaling $100.0 million. In connection with the transaction, GSWC issued (i) $75.0 million at a coupon rate of 5.30% due May 29, 2032, and (ii) $25.0 million at a coupon rate of 5.65% due May 29, 2037. In addition, during 2025, GSWC issued a total of 4.6250 common shares to AWR for total proceeds of approximately $62.0 million. Under the current financing application authorized by the CPUC, GSWC has $588.0 million remaining and available that provides for long-term financing and which are expected to be used over the next 2 to 6 years to pay down portions of the outstanding borrowings under GSWC’s credit facility and support its operations and capital program.
In addition, GSWC also receives advances and contributions from customers, home builders and real estate developers to fund construction necessary to extend service to new areas. Advances for construction are generally refundable at a rate of 2.5% in equal annual installments over 40 years. Utility plant funded by advances and contributions is excluded from rate base. GSWC amortizes contributions in aid of construction at the same composite rate of depreciation for the related property.
Cash Flows from Operating Activities:
Net cash provided by operating activities was $183.3 million for the year ended December 31, 2025 as compared to $158.6 million for 2024. The increase in operating cash flow was due primarily to (i) new water rates implemented effective January 1, 2025 that were approved in the latest general rate case proceeding, (ii) the implementation, in May 2025, of the WRAM/MCBA surcharges related to the recovery of all pre-2025 revenue and supply cost activity with the majority to be recovered over 18 months, (iii) the implementation of other surcharges during the year, and (iv) receipt of approximately $14.7 million in PFAS contamination litigation proceeds as plaintiffs in class action lawsuits. In March 2024, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic, which did not recur in 2025. The timing of cash receipts and disbursements related to other working capital items also affected the change in net cash provided by operating activities.
Cash Flows from Investing Activities:
Net cash used in investing activities was $204.1 million for the year ended December 31, 2025 as compared to $198.8 million for 2024, which is mostly related to spending under GSWC’s infrastructure investment plans that are consistent with capital budgets authorized in its general rate cases.
Cash Flows from Financing Activities:
Net cash provided by financing activities was $19.4 million for the year ended December 31, 2025 as compared to $48.3 million for 2024.  The decrease in net cash provided by financing activities was due primarily to a decrease in total capital (debt and equity) raised in 2025 as compared to 2024 due, in large part, to an increase in cash flows from operating activities. During 2025, GSWC issued long-term debt of $100.0 million and issued common shares to AWR (parent) in exchange for contribution of $62.0 million used. GSWC used the proceeds from both issuances to pay down outstanding borrowings under its credit facility that is used to support its water operations and capital expenditures program. In 2024, GSWC completed the issuance of $65.0 million in unsecured private placement notes and issued common shares to AWR (parent) in exchange for contribution of approximately $40.0 million. Finally, GSWC paid $37.5 million in dividends to AWR during 2025 as compared to $35.1 million during 2024.

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
The following table reflects Registrant’s contractual obligations and commitments to make future payments pursuant to contracts as of December 31, 2025. The table reflects only financial obligations and commitments. Therefore, performance obligations associated with our initial 50-year, firm-fixed-price contract and additional firm-fixed-price contracts with the U.S. government at our contracted services segment are not included in the amounts below.

	Payments/Commitments Due (1)
($ in thousands)	Total	Less than 1 Year
Notes/Debentures (2)	$187,000	$—
Private Placement Notes (3)	595,000	—
Tax-Exempt Obligations (4)	10,196	7,957
Other Debt Instruments (5)	2,114	252
Total AWR Long-Term Debt	$794,310	$8,209

Credit Facilities (6)	$141,000	$—
Interest on Long-Term Debt (7)	277,889	40,504
Advances for Construction (8)	81,806	3,875
Renewable Energy Credit Agreements (9)	8,817	986
Purchased Power Contracts (10)	53,289	8,977
Capital Expenditures (11)	106,102	97,526
Water Purchase Agreements (12)	1,984	467
Operating Leases (13)	6,946	2,315
SUB-TOTAL	677,833	154,650

Other Commitments (14)	12,396	—

TOTAL	$1,484,539	$162,859

(1) Excludes dividends and facility fees.
(2) The notes and debentures have been issued by GSWC under an Indenture dated September 1, 1993, as amended in December 2008. The notes and debentures do not contain any financial covenants that Registrant believes to be material or any cross-default provisions.
(3) Consists of GSWC senior private placement notes of $510.0 million and BVES unsecured private placement notes of $85.0 million, totaling $595.0 million issued to various banks and financial institutions. GSWC’s most recent private placement notes include $65.0 million issued in June 2024 and $100.0 million issued in May 2025. Under the terms of each of the senior notes, GSWC may not incur any additional debt or pay any distributions to its shareholders if, after giving effect thereto, it would have a debt to capitalization ratio in excess of 0.6667-to-1 or a debt to earnings before interest, taxes, depreciation and amortization ratio of more than 8-to-1. Under the terms of its amended credit agreement and unsecured private placement notes, BVES must maintain a minimum interest coverage ratio of 3.0 times its interest expense. BVES is also required to maintain a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. GSWC and BVES were in compliance with all of its covenant provisions as of December 31, 2025.  GSWC and BVES do not currently have any outstanding mortgages or other liens on indebtedness on their properties.
(4) Consists of obligations at GSWC related to (i) a loan agreement supporting $7.7 million in outstanding debt issued by the California Pollution Control Financing Authority, and (ii) $2.5 million of obligations with respect to GSWC’s 500 acre-foot entitlement to water from the State Water Project (“SWP”). These obligations do not contain any financial covenants believed to be material to Registrant or any cross-default provisions. In regard to its SWP entitlement, GSWC has entered into agreements with various developers for a portion of its 500 acre-foot entitlement to water from the SWP.

(5) Consists of the outstanding debt portion of funds received under the American Recovery and Reinvestment Act for reimbursements of capital costs related to the installation of meters for conversion of non-metered service to metered service in GSWC’s Arden-Cordova District.
(6) Credit facilities consists of (i) a $195.0 million revolving credit facility under AWR, of which $124.0 million was outstanding as of December 31, 2025; (ii) a $200.0 million revolving credit facility under GSWC, of which $13.0 million was outstanding as of December 31, 2025; and (iii) a $65.0 million revolving credit facility under BVES, of which $4.0 million was outstanding as of December 31, 2025.
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
(10) Consists of BVES fixed-cost purchased power contracts executed in July 2023 and in May 2025 with Shell Energy North America (US), L.P and Morgan Stanley Capital Group Inc., respectively.
(11) Consists primarily of capital expenditures estimated to be required under signed contracts at GSWC and BVES as of December 31, 2025.
(12) Water purchase agreements consist of (i) a remaining amount of $0.9 million under an agreement expiring in 2028 to use water rights from a third party, and (ii) an aggregate amount of $1.1 million of water purchase commitments with other third parties, which expire between 2026 through 2038.
(13) Reflects future minimum payments under noncancelable operating leases for both GSWC and ASUS.
(14) Other commitments consist primarily of (i) $11.4 million in asset retirement obligations of GSWC that reflect the retirement of wells by GSWC, which by law need to be properly capped at the time of removal; (ii) irrevocable letters of credit in the amount of $1.0 million for the deductible in Registrant’s business automobile insurance policies; and (iii) a $15,000 irrevocable letter of credit issued on behalf of GSWC pursuant to a franchise agreement with the City of Rancho Cordova. All of the letters of credit are issued pursuant to AWR’s revolving credit facility.
Information comparing the liquidity and capital resources for fiscal years 2024 and 2023 can be found under Item 7, Management’s Discussion and Analysis under the heading “Liquidity and Capital Resources” in AWR’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC.
BVES Power-Supply Arrangements
BVES purchases power pursuant to purchase power contracts approved by the CPUC. In May 2025, the CPUC approved a new power purchase contract between BVES and a third party. The new contract provides for the purchase of electricity during a delivery period from June 1, 2025 through December 31, 2028 and is subject to the accounting guidance for derivatives and requires mark-to-market accounting. In addition, BVES continues to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product through a contract that delivers through December 31, 2035. In addition to the purchased power contracts, BVES buys additional energy to meet peak demand as needed and sells surplus power when necessary. BVES is pursuing short- and long-term renewable energy contracts to replace any power purchase agreements that have expired in addition to satisfying its requirements related to its resource portfolio for the next compliance period (2025 - 2027) and beyond. The average price per MWh, including fixed costs, increased to $125.61 per MWh in 2025 from $71.89 per MWh in 2024. BVES has an electric-supply-cost balancing account, as approved by the CPUC, to alleviate any impacts to earnings.
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
As of December 31, 2025, GSWC and BVES have unconditional purchase obligations for capital projects of approximately $106.1 million.  During the years ended December 31, 2025, 2024 and 2023, GSWC and BVES had capital expenditures of $223.3 million, $244.0 million and $182.7 million, respectively.  A portion of these capital expenditures was funded by developers through contributions in aid of construction, which are not required to be repaid, and refundable advances. During the years ended December 31, 2025, 2024 and 2023, capital expenditures funded by developers were $12.5 million, $8.5 million and $7.0 million, respectively. During 2026, the water and electric segments’ company-funded capital expenditures are estimated to be approximately $185 - 225 million, barring any delays resulting from changes in capital improvement schedules due to unfavorable weather conditions and supply chain issues. These amounts include approximately $13.2 million estimated to be spent by BVES on wildfire mitigation projects.
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
During sequestration or automatic spending cuts, and the U.S. government shutdown, the subsidiaries of ASUS did not experience any earnings impact to their existing operations and maintenance and renewal and replacement services, as utility privatization contracts are an “excepted service.” With the expiration of sequestration, similar issues including further sequestration pursuant to the Balanced Budget and Emergency Deficit Control Act may arise as part of the fiscal uncertainty and/or future debt-ceiling limits imposed by Congress. Any future impact on ASUS and its operations through its subsidiaries will likely be limited to (a) the timing of funding to pay for services rendered, (b) delays in the processing of EPAs and/or REAs, (c) the timing of the issuance of contract modifications for new construction work not already funded by the U.S. Government, (d) the timing of construction work associated with delays in receiving construction permits from furloughs at government agencies, and/or (e) delays in solicitation for and/or awarding of new contracts under the Department of Defense contracting programs. In the event a future U.S. government shutdown extends for an unprecedented and much longer period, ASUS’s liquidity and earnings could be impacted.
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

Below is a summary of current and projected EPA filings for price adjustments to operations and maintenance fees and renewal and replacement fees for ASUS’s subsidiaries in fiscal 2026.

Military Base	EPA period	Filing Date
Fort Bliss (FBWS)	October 2026 - September 2027	Third Quarter 2026
Fort Lee (ODUS)	February 2026 - January 2027	Fourth Quarter 2025
Joint Base Langley Eustis and Joint Expeditionary Base Little Creek Fort Story (ODUS)	April 2026 - March 2027	First Quarter of 2026
Joint Base Andrews (TUS)	February 2026 - January 2027	Fourth Quarter 2025
Fort Jackson (PSUS)	February 2026 - January 2027	Fourth Quarter 2025
Fort Bragg (ONUS)	March 2026 - February 2027	First Quarter 2026
Eglin Air Force Base (ECUS)	June 2026 - May 2027	Second Quarter 2026
Fort Riley (FRUS)	July 2026 - June 2027	Second Quarter 2026
Joint Base Cape Cod (BSUS)	April 2026 - March 2027	First Quarter 2026
Naval Air Station Patuxent River (PRUS)	April 2026 - March 2027	First Quarter 2026

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
GSWC is required to file a water general rate case application every three years according to a schedule established by the CPUC. General rate cases typically include an increase in the test year with inflation-rate adjustments for expenses in the second and third years of the rate case cycle. For capital projects, there are two test years. Rates are based on a forecast of expenses and capital costs for each test year. GSWC’s cost of capital is determined in a separate proceeding. Investor-owned water utilities serving California are required to file their cost of capital applications on a triennial basis. BVES’s general rate cases are typically filed every four years, which also includes a determination of BVES’s cost of capital. Rates may also be increased by offsets for certain expense increases, including, but not limited to, supply-cost offset and balancing-account amortization, advice letter filings related to certain plant additions and other operating cost increases.
Neither the operations of AWR nor the operations and rates of ASUS are directly regulated by the CPUC. The CPUC does, however, regulate certain transactions between GSWC, BVES and ASUS and between GSWC and BVES and AWR.
General Rate Cases and Other Regulatory Matters
Water Segment
Recent Changes in Rates:
Rates that GSWC is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in GSWC’s latest general rate case proceeding that will set new rates for the years 2025 - 2027. Accordingly, new water rates for 2025 have been implemented and reflected in GSWC’s results for the year ended December 31, 2025.
In December 2025, GSWC received approval from the CPUC to implement its full second-year rate increases, effective January 1, 2026, that will result in higher adopted operating revenues less water supply cost for 2026 of approximately $32.0 million compared to 2025’s adopted operating revenues less water supply cost. Included in the 2026 increase is nearly $11 million related to advice letter capital projects. The assets from the advice letter projects and the related amounts in the memorandum account were added to the adopted rate base for inclusion in the revenue requirement effective January 1, 2026.
Expansion of GSWC’s Water Operations:
In 2014, the CPUC issued a final decision granting GSWC the authority to provide water utility service to a new area to be developed near Sacramento called Sutter Pointe, in Sutter County, California. Specific plans for the new development have been approved by Sutter County that will allow for the construction of 17,500 total dwelling units at full buildout, which is currently expected to occur over the next 20 or more years. Among other things, the final decision in 2014 ordered GSWC to file a separate application before the commencement of any construction in order to establish initial water service rates. The first phase of the new development has begun and is expected to occur over the next five years, and will serve up to 3,800 customer connections. Accordingly, in August 2024, GSWC filed an application prior to the start of construction. In October

2025, the CPUC issued a final decision authorizing initial water service rates covering the new development for the years 2026 through 2028.
On January 27, 2026, GSWC filed an application with the CPUC to acquire the water system assets from a city located within Los Angeles County. The application requested the expansion of GSWC’s CPCN to incorporate the new service area into one of GSWC’s existing ratemaking areas, and to include the $5.25 million purchase price in rate base. The acquisition is forecasted to increase revenues by approximately $1.0 million, if approved as filed. The city's service area serves almost 900 primarily residential customers.
Electric Segment
Recent Changes in Rates:
Rates that BVES is authorized to charge are determined by the CPUC in general rate cases. In January 2025, the CPUC issued a final decision in BVES’s general rate case proceeding that set new rates for the years 2023 - 2026, retroactive to January 1, 2023. Accordingly, new electric rates for 2025, which is the third year in the rate cycle, have been implemented and reflected in BVES results for the year ended December 31, 2025. As a result of receiving the final decision, the impact from retroactive rates for the full year of 2023 and from the second-year rate increases for the full year of 2024 were reflected in BVES’s 2024 fourth quarter results.
Among other things, the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a CPUC final decision on its latest general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. As of December 31, 2025, BVES has a total of approximately $11.3 million in regulatory assets related to these memorandum accounts. During the first quarter of 2025, BVES filed an advice letter to recover all pre-2023 costs included in the vegetation management and other WMP memorandum accounts, which will be recovered over a period of 24 to 36 months through surcharges that were implemented on March 1, 2025 and April 1, 2025.
General Rate Case for Years 2027–2030:
On January 30, 2026, BVES filed a general rate case application that will determine new electric rates for the years 2027 through 2030. Among other things, BVES requested (i) capital budgets of approximately $133 million for the four-year rate cycle, and another approximately $17 million, plus AFUDC, for capital projects to be filed for revenue recovery through advice letters when the projects are completed, and (ii) a capital structure for BVES of 60% equity and 40% debt, a return on equity of 11.30%, an embedded cost of debt of 5.92%, and a return on rate base of 9.15%.
BVES Solar Energy and Battery Storage Projects:
In May 2024, BVES filed an application with the CPUC for approval to construct the solar energy and battery storage projects that will provide BVES with its first solar power generation facility and battery energy storage system. In July 2025, BVES and the Public Advocates Office filed a joint motion with the CPUC to adopt a settlement agreement resolving all issues in the proceeding. Among other things, the settlement agreement authorizes BVES to construct the solar energy and battery storage facility and system for a total combined cost of approximately $28.0 million, plus additional funds used during construction. In December 2025, BVES received a final decision approving the settlement agreement and authorizing construction of the solar and battery projects. The costs associated with the projects are recoverable in customer rates at the time the projects are completed and in service.
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
GSWC and ASUS currently test their water supplies and water systems according to, among other things, requirements listed in the Federal Safe Drinking Water Act. They work proactively with third parties and governmental agencies to address issues relating to known contamination threatening their water sources. They also incur operating costs for testing to determine the levels, if any, of the constituents in their sources of supply, and additional expenses to treat contaminants in order to meet the federal and state maximum contaminant level standards and consumer demands. GSWC expects to incur additional capital costs as well as increased operating costs to maintain or improve the quality of water delivered to its customers in light of anticipated stress on water resources associated with watershed and aquifer pollution, drought impacts, and consumer expectations. Both GSWC and ASUS will see increased operating costs to meet newly established and future water quality standards. The CPUC ratemaking process provides GSWC with the opportunity to recover prudently incurred capital and operating costs in future filings associated with achieving water quality standards. The request for equitable adjustment process and capital funding request mechanism provide ASUS with the opportunity to recover prudently incurred operating costs and capital investment requirement in future filings associated with achieving water quality standards. Management believes that such incurred and expected future costs should be authorized for recovery by the CPUC and the U.S. government.
Perfluoroalkyl Substances (“PFAS”)
PFAS have negatively impacted water systems across the country including those of GSWC. PFAS were used in fire suppression agents, certain fabric and other materials and used in various industrial processes. In July 2018, DDW issued drinking water notification levels for certain fluorinated organic chemicals. Notification levels are health-based advisory levels established for contaminants in drinking water for which maximum contaminant levels have not been established. Notification to consumers and stakeholders is required when the advisory levels or notification levels are exceeded. Assembly Bill 756, signed into law in July 2019 and effective in January 2020, requires, among other things, additional notifications by water systems when they detect levels of PFAS above response levels.
PFAS Drinking Water Maximum Contaminant Levels
On April 10, 2024, the U.S. EPA announced the final regulations that established maximum contaminant levels (“MCLs”) for six PFAS compounds in drinking water. The regulation established MCLs for perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), and several other contaminants with individual MCLs that range from 4 ppt to 10 ppt. In addition, the regulation established a MCL for PFAS mixtures containing at least two of the regulated PFAS compounds for the combined and co-occurring levels of these PFAS in drinking water. The final rule requires public water systems to implement PFAS monitoring and reporting within three years (2027), and where exceedances are identified, to implement solutions within five years (2029) to reduce PFAS levels to below the MCLs. In May 2025, U.S. EPA announced its intention to extend the deadline for drinking water systems to comply with the new PFAS maximum contaminant levels by two years to 2031, but it has not yet issued regulations to put this extension into effect.
Currently, there are more than 35 sources at GSWC and 7 sources at ASUS that have exceeded one or more of the PFAS MCLs. These new MCLs will increase capital investment expenditures over the next five years and increase operation and maintenance expenses over the long-term. The CPUC has authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs, and chemical and operating treatment costs, incurred as a result of PFAS contamination in a memorandum account to be filed with the CPUC for future recovery.
Hexavalent Chromium
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

Per- and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account
GSWC has been a plaintiff in class action lawsuits (against 3M Company, DuPont, and others) related to PFAS contamination affecting public water systems. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. As a result of the settlement, GSWC was notified in the second quarter of 2025 that it will receive from 3M Company approximately $19.0 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million to be administered by a custodian for the benefit of GSWC. GSWC received the first payment of approximately $3.8 million into this settlement fund in August, and the remainder of the $12.5 million was received in October 2025. GSWC expects to be paid the remaining settlement payments totaling approximately $6.5 million during 2026 – 2033. One of ASUS’s subsidiaries is also a participant in this class settlement agreement with 3M Company and is expected to receive approximately $2 million of settlement payments during 2025 – 2033. During the fourth quarter, GSWC and one of ASUS’s subsidiaries received class settlement payments of $2.2 million and $0.3 million, net of legal and other costs, respectively, from DuPont pursuant to respective class settlement agreements.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability to be used in the future to offset incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination.
GSWC continues to monitor contaminant levels in its water for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from the defendants will not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.
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
As of December 31, 2025, the total amount spent to clean up and remediate GSWC’s plant facility was approximately $6.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2025, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the site remediation project. The estimate includes costs for continued activities to monitor groundwater, conduct soil gas sampling, and appropriate decommissioning/destruction of the wells after case closure approval. The ultimate cost may vary depending on additional monitoring or remediation required for case closure. The estimate is based on best available information at this time. Management also believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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
Water Supply
GSWC
During 2025, GSWC delivered approximately 57.5 million hundred cubic feet (“ccf”) of water to its customers, which is an average of about 362 acre-feet per day or 118 million gallons per day (an acre-foot is approximately 435.6 ccf or 326,000 gallons). Approximately 50% of GSWC’s supply came from groundwater produced from wells situated throughout GSWC’s service areas. GSWC supplemented its groundwater production with wholesale purchases from MWD member agencies and regional water suppliers (roughly 48% of total demand) and with authorized diversions from rivers (roughly 2%) under agreements with the United States Bureau of Reclamation and the Sacramento Municipal Utility District. GSWC also utilizes recycled water supplies to serve recycled water customers in several service areas. GSWC continually assesses its water rights and groundwater storage assets to maximize use of lower cost groundwater sources where available.
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
From time to time, GSWC may purchase or temporarily use water rights from others for delivery to customers. GSWC has contracts to purchase water or water rights for an aggregate amount of $2.0 million as of December 31, 2025.  Included in the $2.0 million is a remaining commitment of $0.9 million under an agreement with the City of Claremont to lease water rights that were ascribed to the City as part of the Six Basins adjudication. The initial term of the agreement expires in 2028. GSWC may exercise an option to renew this agreement for ten additional years. The remaining $1.1 million is for commitments for purchased water with other third parties, which expire through 2038.

Imported Water
GSWC also manages a portfolio of water supply arrangements with water wholesalers who may import water from outside the immediate service area. GSWC purchases water from various governmental entities and other parties through a total of 61 connections for distribution to customers, in addition to numerous emergency connections. The largest water wholesaler that GSWC interacts with is the Metropolitan Water District of Southern California (“MWD”), which is a public agency organized and managed to provide a supplemental, imported supply to its member public agencies in the Southern California region. There are 26 such member agencies, consisting of 14 cities, 11 municipal water districts and one county water authority. Out of the 61 connections mentioned, 46 connections are to MWD’s water distribution facilities and those of member agencies. GSWC purchases MWD water through six separate member agencies aggregating 51,534 acre-feet annually. MWD sources its supplies from Northern California via the State Water Project and the Colorado River through the Colorado River Aqueduct, which it owns and operates, and from local programs and transfer arrangements.
Drought Impact
The California Legislature passed two bills in 2018 to establish a framework for long-term water-use efficiency standards and drought planning and resiliency. The framework sets aggressive water use objective standards and performance metrics that water suppliers will be required to meet by the year 2040. The framework includes an indoor water use standard that is reduced over time, with 42 gallons per capita per day (gpcd) by 2030 being the final indoor water use standard. Each Urban Water Supplier will have an overall water use objective that will include both an indoor standard as well as outdoor use standards.
Water year 2024-25 (“WY2025”), which ended on September 30, 2025, started out with normal conditions but became increasingly drier as the water year progressed. Water year 2025-26 (“WY2026”) began on October 1, 2025. As of January 28, 2026, the average level for the State’s major reservoirs is at 125% of the historical average for this time of the year. The Northern Sierra and Central Sierra snowpacks as of February 4, 2026 are trending below normal with the snowpack in the northern Sierra at 41% of normal and in the southern Sierra at 75% of normal. The northern Sierra precipitation is currently at 32.8 inches which is 139% of the average for the 2026 water year.
The State Water Project (“SWP”) allocation for WY2026 increased from 10% to 30% as of January 29, 2026. Invasive Golden Mussels were detected in the SWP conveyance network in mid-2025 which may impact groundwater basin spreading operations that are critical water recharge facilities used to manage groundwater extractions in Southern California. As such, the Los Angeles County Department of Public Works, which owns and operates key spreading facilities in the San Gabriel Basin have already placed a moratorium on allowing SWP into their spreading basins. Basin agencies are working on mitigation plans to address this impact to basin management. The WY2026 began with drier conditions than in WY2025, but a series of November and December precipitation events has improved state conditions. As of February 10, 2026, the U.S. Drought Monitor reported that 1% of California was in an “Abnormally Dry” condition, as compared to a year ago where nearly 21% of California was considered to be in “Extreme Drought.”
Prolonged drought conditions continue in the Colorado River System, which has experienced historically low reservoir levels in Lake Mead and Lake Powell since 2023. Projected 2026 inflow scenarios for the Colorado River at continued low flow levels are expected and a Level 1 Shortage Condition will continue into 2026 that will impose mandatory water reductions to the lower Colorado River States. Urgent action to reduce water demand on the lower river by 2 to 4 million acre feet annually has been requested by the US Bureau of Reclamation (the “Bureau”) which resulted in a multi-year agreement known as the “California Colorado River Contractor Forbearance Agreement for 2024-2026” by the Imperial Irrigation District, Coachella Valley Water District, MWD, Palo Verde Irrigation District and the City of Needles. This agreement commits to collective Colorado River water savings of 300,000 acre-feet annually with a three-year cap of 700,000 acre feet. Operational agreements on how the Colorado River is managed will expire in 2026. The Bureau is working with both the upper and lower states on a revised set of agreements and a consensus has not yet been reached. GSWC will continue to monitor developments related to the Colorado River System and assess its impact on MWD and GSWC's systems that utilized water sources provided by MWD member agencies.
Military Base Operations
The U.S. government is responsible for providing the source of supply for all water on each of the bases served by ASUS’s subsidiaries at no cost to ASUS’s subsidiaries. Once received from the U.S. government, ASUS’s subsidiaries are responsible for ensuring the compliance with all federal, state and local regulations. Furthermore, ASUS’s subsidiaries are responsible for ensuring compliance with the reduction and/or removal of all constituents as required under its wastewater treatment plant operating permits. ASUS works closely with state regulators and industry associations to stay current with emergent issues and proactively addresses any change in wastewater treatment regulation to ensure permit compliance.
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
Interest Rate Risk
A significant portion of Registrant’s capital structure is comprised of fixed-rate debt consisting of notes and debentures. A market risk related to our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2025, the fair value of Registrant’s long-term debt was $790.8 million. A hypothetical ten percent change in market interest rates would result in an increase or decrease of approximately $21.8 million in the fair value of Registrant’s long-term debt.
Registrant is also exposed to risks resulting from changes in interest rates as a result of its issuances of short-term debt through unsecured revolving credit facilities. At December 31, 2025, Registrant had outstanding consolidated borrowings under its credit facilities of $141.0 million that are exposed to variable short-term interest rate risk. The impact of a 100-basis point change in interest rates on pretax income is approximately $1.4 million as of December 31, 2025.
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
BVES has historically entered into long-term fixed price contracts to purchase power with current delivery periods that range from 2025 through 2035. In May 2025, the CPUC approved a new power purchase contract between BVES and a third party. The new contract provides for the purchase of electricity during a delivery period from June 1, 2025 through December 31, 2028 and is subject to the accounting guidance for derivatives and requires mark-to-market accounting. In addition, BVES continues to procure renewable portfolio standard eligible energy and renewable energy credits as a bundled product through a contract that delivers through December 31, 2035. Under this contract, there is an embedded derivative that also requires mark-to-market accounting.
The CPUC authorized BVES’s use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2025, the fair value of the derivative liability was $15.5 million for the purchase power contracts, with corresponding regulatory assets recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contracts being higher than future energy prices.
Except as discussed above, Registrant has had no other derivative financial instruments, financial instruments with significant off-balance sheet risks or financial instruments with concentrations of credit risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American States Water Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets and statements of capitalization of American States Water Company and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of changes in common shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Regulatory Matters
As described in Notes 1 and 3 to the consolidated financial statements, in accordance with accounting principles for rate-regulated enterprises, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. As of December 31, 2025, there were $132.3 million of regulatory assets and $123.0 million of regulatory liabilities.
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
February 18, 2026
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Golden State Water Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets and statements of capitalization of Golden State Water Company (the “Company”) as of December 31, 2025 and 2024, and the related statements of income, of common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Accounting for the Effects of Regulatory Matters
As described in Notes 1 and 3 to the consolidated financial statements, in accordance with accounting principles for rate-regulated enterprises, the Company records regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. As of December 31, 2025, there were $82.0 million of regulatory assets and $119.0 million of regulatory liabilities.
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
February 18, 2026

We have served as the Company’s auditor since 2002.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Assets

Utility Plant
Regulated utility plant, at cost:
Water	$2,414,314	$2,227,311
Electric	229,792	171,127
Total	2,644,106	2,398,438
Non-regulated utility property, at cost	50,397	44,457
Total utility plant, at cost	2,694,503	2,442,895
Less — accumulated depreciation	(653,667)	(648,199)
	2,040,836	1,794,696
Construction work in progress	255,483	304,929
Net utility plant	2,296,319	2,099,625

Other Property and Investments	58,664	50,418
	58,664	50,418

Current Assets
Cash and cash equivalents	18,824	26,661
Accounts receivable — customers, less allowance for doubtful accounts	38,321	37,699
Unbilled receivable (Note 2)	26,621	28,446
Receivable from U.S. government, less allowance for doubtful accounts (Note 2)	46,400	41,000
Other accounts receivable, less allowance for doubtful accounts	6,127	6,415
Income taxes receivable	—	65
Materials and supplies	16,406	15,140
Regulatory assets — current	39,396	50,504
Prepayments and other current assets	7,551	7,286
Contract assets (Note 2)	31,428	20,130
Total current assets	231,074	233,346

Other Assets
Unbilled revenue — receivable from U.S. government (Note 2)	1,258	3,423
Receivable from U.S. government (Note 2)	27,660	35,486
Contract assets (Note 2)	79	1,518
Operating lease right-of-use assets	6,093	8,028
Regulatory assets	30,073	27,101
Other	63,872	41,264
Total other assets	129,035	116,820
Total Assets	$2,715,092	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Capitalization and Liabilities

Capitalization
Common shareholders’ equity	$1,045,581	$920,051
Long-term debt	782,700	640,382
Total capitalization	1,828,281	1,560,433

Current Liabilities
Notes payable to banks	—	124,000
Long-term debt — current	8,209	385
Accounts payable	86,021	88,591
Income taxes payable	1,169	481
Accrued other taxes	12,871	16,694
Accrued employee expenses	16,193	15,523
Accrued interest	9,545	8,133
Contract liabilities (Note 2)	11,735	5,662
Operating lease liabilities	2,062	2,074
Purchase power contract derivative at fair value (Note 5)	15,503	8,823
Other	11,304	15,159
Total current liabilities	174,612	285,525

Other Credits
Notes payable to banks	141,000	165,000
Advances for construction	77,976	69,856
Contributions in aid of construction — net	179,277	160,306
Deferred income taxes	194,121	180,173
Regulatory liabilities	60,205	22,926
Unamortized investment tax credits	873	942
Accrued pension and other post-retirement benefits	36,557	33,816
Operating lease liabilities	4,406	6,394
Other	17,784	14,838
Total other credits	712,199	654,251

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,715,092	$2,500,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2025	2024
Common Shareholders’ Equity:
Common Shares, no par value:
Authorized: 60,000,000 shares
Outstanding: 39,082,470 shares in 2025 and 38,151,027 shares in 2024	$425,153	$355,143
Retained earnings	620,428	564,908
	1,045,581	920,051

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
4.548% notes due 2032	17,500	17,500
4.949% notes due 2037	17,500	17,500
5.12% notes due 2033	100,000	100,000
5.22% notes due 2038	30,000	30,000
5.50% notes due 2027	65,000	65,000
6.12% notes due 2030	50,000	—
5.30% notes due 2032	75,000	—
5.65% notes due 2037	25,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	2,466	1,807
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,114	2,356
	794,310	643,893
Less: Current maturities	(8,209)	(385)
Debt issuance costs	(3,401)	(3,126)
	782,700	640,382
Total Capitalization	$1,828,281	$1,560,433

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Operating Revenues
Water	$464,114	$417,410	$433,473
Electric	57,217	51,645	41,832
Contracted services	136,742	126,404	120,394
Total operating revenues	658,073	595,459	595,699

Operating Expenses
Water purchased	98,224	74,274	72,864
Power purchased for pumping	14,076	15,025	12,829
Groundwater production assessment	21,489	24,145	20,850
Power purchased for resale	18,110	11,630	13,275
Supply cost balancing accounts	(5,014)	(1,894)	12,118
Other operation	47,041	41,318	40,271
Administrative and general	102,811	100,941	88,273
Depreciation and amortization	47,784	43,647	42,403
Maintenance	21,663	20,255	14,218
Property and other taxes	28,008	27,091	24,046
ASUS construction	60,606	54,544	57,912
Gain on sale of assets	—	—	(100)
Total operating expenses	454,798	410,976	398,959

Operating Income	203,275	184,483	196,740

Other Income and Expenses
Interest expense	(46,776)	(50,382)	(42,762)
Interest income	5,650	7,874	7,416
Other, net	7,649	7,466	5,126
Total other income and expenses	(33,477)	(35,042)	(30,220)

Income before income tax expense	169,798	149,441	166,520

Income tax expense	39,356	30,173	41,599

Net Income	$130,442	$119,268	$124,921

Weighted Average Number of Shares Outstanding	38,550	37,464	36,976
Basic Earnings Per Common Share	$3.37	$3.17	$3.37

Weighted Average Number of Diluted Shares	38,673	37,583	37,077
Fully Diluted Earnings Per Share	$3.37	$3.17	$3.36

Dividends Paid Per Common Share	$1.939	$1.791	$1.655

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CHANGES
IN COMMON SHAREHOLDERS’ EQUITY

	Common Shares
	Number
	of		Retained
(in thousands)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	36,962	$260,158	$449,391	$709,549
Add:
Net income			124,921	124,921
Issuances of Common Shares under stock-based compensation plans	19	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,834		2,834
Dividend equivalent rights on stock-based awards not paid in cash		187		187
Deduct:
Dividends on Common Shares			61,195	61,195
Dividend equivalent rights on stock-based awards not paid in cash			187	187
Balances at December 31, 2023	36,981	263,179	512,930	776,109
Add:
Net income			119,268	119,268
Issuance of Common Shares from an at-the-market program, net of issuance costs	1,145	88,661		88,661
Issuances of Common Shares under stock-based compensation plans	25	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		3,030		3,030
Dividend equivalent rights on stock-based awards not paid in cash		273		273
Deduct:
Dividends on Common Shares			67,017	67,017
Dividend equivalent rights on stock-based awards not paid in cash			273	273
Balances at December 31, 2024	38,151	355,143	564,908	920,051
Add:
Net income			130,442	130,442
Issuance of Common Shares from an at-the-market program, net of issuance costs	904	66,998		66,998
Issuances of Common Shares under stock-based compensation plans	27	—		—
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,748		2,748
Dividend equivalent rights on stock-based awards not paid in cash		264		264
Deduct:
Dividends on Common Shares			74,658	74,658
Dividend equivalent rights on stock-based awards not paid in cash			264	264
Balances at December 31, 2025	39,082	$425,153	$620,428	$1,045,581

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN STATES WATER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$130,442	$119,268	$124,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,873	44,226	43,254
Provision for doubtful accounts	2,350	1,653	932
Deferred income taxes and investment tax credits	3,600	2,042	4,783
Stock-based compensation expense	3,559	3,744	3,298
(Gain) loss on investments held in a trust	(5,511)	(5,293)	(5,008)
Other — net	(414)	187	289
Changes in assets and liabilities:
Accounts receivable — customers	(2,978)	(5,110)	(6,632)
Unbilled receivable	3,991	(3,468)	(1,283)
Other receivables	312	(369)	(2,241)
Receivables from the U.S. government	2,426	15,003	(6,033)
Materials and supplies	(1,266)	2,434	(2,951)
Prepayments and other assets	1,379	32	1,581
Contract assets	(9,859)	(7,270)	604
Regulatory assets/liabilities	46,124	18,487	(81,373)
Accounts payable	7,582	5,152	(10,862)
Income taxes receivable/payable	753	(24)	2,493
Contract liabilities	6,073	4,310	449
Accrued pension and other post-retirement benefits	(1,954)	(208)	1,046
Other liabilities	(5,752)	3,936	416
Net cash provided (used)	229,730	198,732	67,683
Cash Flows From Investing Activities:
Capital expenditures	(236,822)	(231,960)	(188,540)
Other investing activities	(719)	(820)	(224)
Net cash provided (used)	(237,541)	(232,780)	(188,764)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	67,061	88,814	—
Receipt of advances for and contributions in aid of construction	13,981	11,195	11,889
Refunds on advances for construction	(5,833)	(4,919)	(4,540)
Repayments of long-term debt	(454)	(370)	(334)
Proceeds from the issuance of long-term debt, net of issuance costs	149,206	64,569	129,665
Net changes in notes payable to banks	(148,000)	(44,500)	54,590
Dividends paid	(74,658)	(67,017)	(61,195)
Other financing activities	(1,329)	(1,136)	(918)
Net cash provided (used)	(26)	46,636	129,157
Net change in cash and cash equivalents	(7,837)	12,588	8,076
Cash and cash equivalents, beginning of year	26,661	14,073	5,997
Cash and cash equivalents, end of year	$18,824	$26,661	$14,073

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Assets

Utility Plant, at cost	$2,414,314	$2,227,311
Less — accumulated depreciation	(564,529)	(561,256)
	1,849,785	1,666,055
Construction work in progress	233,899	245,314
Net utility plant	2,083,684	1,911,369

Other Property and Investments	55,829	47,753
	55,829	47,753
Current Assets
Cash and cash equivalents	9,964	11,338
Accounts receivable — customers, less allowance for doubtful accounts	33,212	34,712
Unbilled receivable	20,607	19,417
Other accounts receivable, less allowance for doubtful accounts	2,767	3,122
Receivable from affiliate	1,443	120
Income taxes receivable from Parent	2,555	3,253
Materials and supplies	9,127	7,543
Regulatory assets — current	23,211	41,099
Prepayments and other current assets	6,365	5,880
Total current assets	109,251	126,484

Other Assets
Operating lease right-of-use assets	5,856	7,981
Other	61,242	38,394
Total other assets	67,098	46,375
Total Assets	$2,315,862	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Capitalization and Liabilities

Capitalization
Common shareholder’s equity	$933,737	$805,833
Long-term debt	698,060	605,547
Total capitalization	1,631,797	1,411,380

Current Liabilities
Notes payable to banks	—	124,000
Long-term debt — current	8,209	385
Accounts payable	67,426	70,896
Income taxes payable to Parent	—	—
Accrued other taxes	10,322	14,285
Accrued employee expenses	12,847	12,271
Accrued interest	7,738	7,438
Operating lease liabilities	1,967	2,036
Other	10,762	14,468
Total current liabilities	119,271	245,779

Other Credits
Notes payable to banks	13,000	—
Advances for construction	77,956	69,836
Contributions in aid of construction — net	179,277	160,306
Deferred income taxes	177,291	166,410
Regulatory liabilities	60,205	22,926
Unamortized investment tax credits	873	942
Accrued pension and other post-retirement benefits	35,948	33,351
Operating lease liabilities	4,268	6,394
Other	15,976	14,657
Total other credits	564,794	474,822

Commitments and Contingencies (Notes 14 and 15)

Total Capitalization and Liabilities	$2,315,862	$2,131,981

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CAPITALIZATION

	December 31,
(in thousands, except number of shares)	2025	2024
Common Shareholder’s Equity:
Common Shares, no par value: Authorized: 1,000 shares Outstanding: 178.3836 shares in 2025 and 173.7586 shares in 2024	$478,494	$413,797
Retained earnings	455,243	392,036
	933,737	805,833

Long-Term Debt
Notes/Debentures:
6.81% notes due 2028	15,000	15,000
6.59% notes due 2029	40,000	40,000
7.875% notes due 2030	20,000	20,000
7.23% notes due 2031	50,000	50,000
6.00% notes due 2041	62,000	62,000
Private Placement Notes:
3.45% notes due 2029	15,000	15,000
5.87% notes due 2028	40,000	40,000
2.17% notes due 2030	85,000	85,000
2.90% notes due 2040	75,000	75,000
5.12% notes due 2033	100,000	100,000
5.22% notes due 2038	30,000	30,000
5.50% notes due 2027	65,000	65,000
5.30% notes due 2032	75,000	—
5.65% notes due 2037	25,000	—
Tax-Exempt Obligations:
5.50% notes due 2026	7,730	7,730
State Water Project due 2035	2,466	1,807
Other Debt Instruments:
American Recovery and Reinvestment Act Obligation due 2033	2,114	2,356
	709,310	608,893
Less: Current maturities	(8,209)	(385)
Debt issuance costs	(3,041)	(2,961)
	698,060	605,547
Total Capitalization	$1,631,797	$1,411,380

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2025	2024	2023
Operating Revenues
Water	$464,114	$417,410	$433,473
Total operating revenues	464,114	417,410	433,473

Operating Expenses
Water purchased	98,224	74,274	72,864
Power purchased for pumping	14,076	15,025	12,829
Groundwater production assessment	21,489	24,145	20,850
Supply cost balancing accounts	(96)	(1,621)	13,839
Other operation	32,181	28,349	29,064
Administrative and general	66,637	64,510	59,313
Depreciation and amortization	40,336	37,187	35,886
Maintenance	10,286	9,788	9,906
Property and other taxes	22,617	22,233	19,845
Gain on sale of assets	—	—	(100)
Total operating expenses	305,750	273,890	274,296

Operating Income	158,364	143,520	159,177

Other Income and Expenses
Interest expense	(35,747)	(38,532)	(31,283)
Interest income	3,245	6,018	5,557
Other, net	6,634	6,326	4,946
Total other income and expenses	(25,868)	(26,188)	(20,780)

Income from operations before income tax expense	132,496	117,332	138,397

Income tax expense	31,550	22,869	35,689

Net Income	$100,946	$94,463	$102,708

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY

	Common Shares
	Number
	of		Retained
(in thousands, except number of shares)	Shares	Amount	Earnings	Total
Balances at December 31, 2022	170.0000	$358,123	$285,783	$643,906
Add:
Net income			102,708	102,708
Issuance of Common Share to Parent	1.0000	10,000		10,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,614		2,614
Dividend equivalent rights on stock-based awards not paid in cash		172		172
Deduct:
Dividends on Common Shares			55,400	55,400
Dividend equivalent rights on stock-based awards not paid in cash			172	172
Balances at December 31, 2023	171.0000	370,909	332,919	703,828
Add:
Net income			94,463	94,463
Issuance of Common Share to Parent	2.7586	40,000		40,000
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,642		2,642
Dividend equivalent rights on stock-based awards not paid in cash		246		246
Deduct:
Dividends on Common Shares			35,100	35,100
Dividend equivalent rights on stock-based awards not paid in cash			246	246
Balances at December 31, 2024	173.7586	413,797	392,036	805,833
Add:
Net income			100,946	100,946
Issuance of Common Shares to Parent	4.6250	61,998		61,998
Stock-based compensation, net of taxes paid from shares withheld from employees related to net share settlements		2,460		2,460
Dividend equivalent rights on stock-based awards not paid in cash		239		239
Deduct:
Dividends on Common Shares			37,500	37,500
Dividend equivalent rights on stock-based awards not paid in cash			239	239

Balances at December 31, 2025	178.3836	$478,494	$455,243	$933,737

The accompanying notes are an integral part of these financial statements.

GOLDEN STATE WATER COMPANY
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$100,946	$94,463	$102,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,342	37,738	36,623
Provision for doubtful accounts	1,817	1,310	754
Deferred income taxes and investment tax credits	1,928	2,748	2,949
Stock-based compensation expense	3,131	3,279	2,994
(Gain) loss on investments held in a trust	(5,511)	(5,293)	(5,008)
Other — net	89	240	106
Changes in assets and liabilities:
Accounts receivable — customers	(317)	(5,004)	(6,321)
Unbilled receivable	(1,190)	(2,232)	(2,179)
Other receivables	373	877	(1,484)
Materials and supplies	(1,584)	(163)	(1,260)
Prepayments and other assets	1,164	595	1,838
Regulatory assets/liabilities	47,792	24,386	(74,378)
Accounts payable	4,455	4,617	(5,420)
Receivable/payable from/to affiliate	(1,268)	260	248
Income taxes receivable/payable from/to Parent	698	(3,031)	1,470
Accrued pension and other post-retirement benefits	(2,089)	(315)	979
Other liabilities	(8,468)	4,134	(278)
Net cash provided (used)	183,308	158,609	54,341

Cash Flows From Investing Activities:
Capital expenditures	(202,967)	(197,355)	(160,939)
Other investing activities	(1,114)	(1,423)	(1,215)
Net cash provided (used)	(204,081)	(198,778)	(162,154)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares to AWR (parent)	61,998	40,000	10,000
Receipt of advances for and contributions in aid of construction	13,981	11,195	11,889
Refunds on advances for construction	(5,833)	(4,919)	(4,540)
Repayments of long-term debt	(454)	(370)	(334)
Proceeds from the issuance of long-term debt, net of issuance costs	99,397	64,569	129,665
Net changes in affiliate borrowings	—	—	(129,000)
Net changes in notes payable to banks	(111,000)	(26,000)	149,198
Dividends paid	(37,500)	(35,100)	(55,400)
Other financing activities	(1,190)	(1,063)	(840)
Net cash provided (used)	19,399	48,312	110,638
Net change in cash and cash equivalents	(1,374)	8,143	2,825
Cash and cash equivalents, beginning of year	11,338	3,195	370
Cash and cash equivalents, end of year	$9,964	$11,338	$3,195

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
GSWC and BVES are both California public utilities. GSWC engages in the purchase, production, distribution and sale of water throughout California serving approximately 265,100 customer connections. BVES distributes electricity in several San Bernardino County mountain communities in California serving approximately 24,900 customer connections. The California Public Utilities Commission (“CPUC”) regulates GSWC’s and BVES’s businesses in matters including properties, rates, services, facilities, and transactions between GSWC, BVES, and their affiliates.
In August 2023, GSWC entered into an agreement, subject to CPUC approval, to purchase from a developer the water and wastewater system assets located in California’s Central Coast region. This is a new planned community, which will serve up to approximately 1,300 customers at full build out, which is anticipated to occur by 2034 under the current construction schedule, barring any future delays. On December 5, 2024, the CPUC approved a final decision granting GSWC’s Certificates of Public Convenience and Necessity that will establish rates for water and wastewater services, including GSWC’s recovery of the purchase price through future customer rates. After receiving CPUC approval and finalizing other closing procedures in May 2025, the parties completed the closing of the transaction, which included the initial installation and conveyance of the water and wastewater system assets of $10.7 million by the developer, a non-cash transaction to the Registrant recorded during the second quarter of 2025 that resulted in an increase in GSWC’s utility plant with corresponding increases in advances for and contributions in aid of construction. GSWC began serving a few customers during the year in connection with this transaction. In the future, GSWC will take ownership of the incremental water and wastewater system assets in phases as they are completed and ready to accommodate new connections.
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
Related-Party and Intercompany Transactions: As discussed in Note 9, AWR’s credit facility provides support to AWR (parent) and ASUS. AWR borrows and continues to provide funds to ASUS in support of its operations, through an intercompany borrowing agreement. The interest rate charged to ASUS is sufficient to cover AWR’s interest expense under the credit facility.
GSWC, BVES and ASUS provide and/or receive various support services to and from their parent, AWR, and among themselves. GSWC allocates certain corporate office administrative and general costs to its affiliates, BVES and ASUS, using allocation factors approved by the CPUC. During the years ended December 31, 2025, 2024 and 2023, GSWC allocated to ASUS $5.2 million, $5.3 million and $5.0 million, respectively, of corporate office administrative and general costs.  During the years ended December 31, 2025, 2024 and 2023, GSWC allocated corporate office administrative and general costs to BVES of $3.5 million, $3.2 million and $3.5 million, respectively.
When necessary, AWR will make capital contributions to its regulated utilities in order to support their operations and manage to the CPUC-authorized capital structure. As discussed in Note 7, AWR made capital contributions to GSWC in 2025,

2024 and 2023. In 2025 and 2024, BVES issued 3.33 and 11 common shares to AWR for total proceeds of $6.0 million and $22.0 million, respectively. BVES used the proceeds from the stock issuances to pay down outstanding borrowings under its revolving credit facility, and to fund its ongoing operations and capital expenditures.
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
Under such accounting guidance, rate-regulated entities defer costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that those costs and credits will be recognized in the ratemaking process in a period different from the period in which they would have been reflected in income by an unregulated company. These regulatory assets and liabilities are then recognized in the income statement in the period in which the same amounts are reflected in the rates charged for service. The amounts included as regulatory assets and liabilities that will be collected or refunded over a period exceeding one year are classified as long-term assets and liabilities as of December 31, 2025 and 2024.
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
Utility systems acquired are recorded at estimated original cost of utility plant when first devoted to utility service and the applicable depreciation is recorded to accumulated depreciation. Any difference between the estimated original cost, less accumulated depreciation, and the purchase price, if recognized by the CPUC, is recorded as an acquisition adjustment within utility plant.
Depreciation for the regulated utilities is computed on the straight-line, remaining-life basis, group method, in accordance with the applicable ratemaking process. The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances for regulated utilities was approximately 2% for each of the years 2025, 2024 and 2023.  Depreciation expense for regulated utilities, excluding amortization expense and depreciation on transportation equipment, totaled $43.2 million, $39.8 million and $38.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $1.1 million, $0.6 million and $0.9 million for the years 2025, 2024 and 2023, respectively. For the year ended December 31, 2023, approximately $0.2 million of additional depreciation expense on GSWC’s transportation equipment was recorded that relates to the cumulative retroactive impact for the full year of 2022 approved in the final CPUC decision in GSWC’s general rate case that resulted from an increase to the transportation equipment composite depreciation rates that are retroactive to January 1, 2022. Expenditures for maintenance and repairs are expensed as incurred.  Retired property costs, including costs of removal, are charged to the accumulated provision for depreciation.
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
Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable in accordance with accounting guidance for impairment or disposal of long-lived assets.  Impairment evaluation is based on a review of estimated future cash flows expected to be generated and if the carrying amount of a long-lived asset exceeds expected future cash flows, an impairment loss is recognized in the amount of the excess of fair value over the carrying amount. Registrant would recognize an impairment loss on its regulated assets only if the carrying value amount of a long-lived asset is not recoverable from customer rates authorized by the CPUC.  Impairment loss is measured as the excess of the carrying value over the amounts recovered in customer rates.  For the years ended December 31, 2025, 2024 and 2023, no impairment loss was incurred.
Goodwill:  At December 31, 2025 and 2024, AWR had $1.1 million of goodwill. Goodwill is included in Non-current Other Assets on the Consolidated Balance Sheets. The goodwill arose from ASUS’s acquisition of a subcontractor’s business at some of its subsidiaries.  In accordance with the accounting guidance for testing goodwill, AWR annually assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For 2025 and 2024, AWR’s assessment of qualitative factors did not indicate that an impairment had occurred for goodwill at ASUS.
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

Interest: Interest incurred during the construction of capital assets has generally not been capitalized for financial reporting purposes as such policy is not followed in the ratemaking process. Interest expense is generally recovered through the regulatory process.  At times, the CPUC has authorized certain capital projects to be filed for revenue recovery with advice letters when those projects are completed. During the time that such projects are under development and construction, GSWC or BVES may record an allowance for funds used during construction (“AFUDC”) as a component of construction work in progress to offset the cost of financing project construction if allowed by the regulator. After construction is completed, GSWC and BVES is permitted to recover these costs through the inclusion in rate base. For the year ended December 31, 2025 and 2024, BVES recorded $0.6 million and $1.3 million in AFUDC, respectively. The amount recorded in 2023 was insignificant. As a result of receiving the final decision on BVES’s general rate case in 2024 (Note 3), the AFUDC amounts related to certain 2023 capital project authorized by the CPUC were recorded as part of $1.3 million in 2024. During 2025, GSWC recorded $0.6 million in AFUDC, and did not record any AFUDC in 2024 and 2023.
Debt Issuance Costs and Redemption Premiums: Original debt issuance costs are deducted from the carrying value of the associated debt liability and amortized over the lives of the respective issuances of long-term debt. Premiums paid on the early redemption of debt are deferred as regulatory assets and amortized over the period that GSWC and BVES recovers such costs in rates, which is generally over the term of the new debt issued to finance early debt redemption. At December 31, 2025 and 2024, Registrant’s long-term debt have been issued by GSWC and BVES.
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
Fair Value of Financial Instruments: For cash and cash equivalents, accounts receivable, accounts payable and short-term debt, the carrying amount is assumed to approximate fair value due to the short-term nature of the amounts. The table below estimates the fair value of long-term debt held by AWR and GSWC, respectively. Rates available to AWR and GSWC at December 31, 2025 and 2024 for debt with similar terms and remaining maturities were used to estimate fair value for long-term debt. Changes in the assumptions will produce differing results.

	2025		2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—AWR (1)(2)	$794,310	$790,820	$643,893	$608,184

	2025		2024
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt—GSWC (1)(3)	$709,310	$703,319	$608,893	$575,749
(1) Excludes debt issuance costs and redemption premiums.
(2) Includes $100.0 million of debt issued by GSWC in May 2025 and $50.0 million debt issued by BVES in February 2025.
(3) Includes $100.0 million of debt issued by GSWC in May 2025.
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
The following table sets forth by level, within the fair value hierarchy, Registrant’s long-term debt measured at fair value as of December 31, 2025:

(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—AWR	—	$790,820	—	$790,820
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Long-term debt—GSWC	—	$703,319	—	$703,319
Stock-Based Awards: AWR has issued stock-based awards to its employees under stock incentive plans. AWR has also issued stock-based awards to its Board of Directors under non-employee directors stock plans. Registrant applies the provisions in the accounting guidance for share-based payments in accounting for all of its stock-based awards. See Note 13 for further discussion.
New Accounting Guidance:
Adopted in 2025:
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, requiring public entities to provide more disclosures primarily related to the effective tax rate reconciliation and income taxes paid. Under this guidance, entities are required to disclose (i) certain categories in the effective tax rate reconciliation in both percentages and reporting currency, (ii) an explanation of individual reconciling items disclosed, and (iii) a qualitative description of the state and local jurisdictions that contribute to the majority of the state income tax expense. For each annual period presented, the new standard requires disclosure of the year-to-date amount of income taxes paid, net of refunds received, disaggregated by federal, state and foreign. The standard was effective for annual periods beginning January 1, 2025. The adoption of the new guidance further enhanced Registrant’s income tax disclosures (Note 11).
Not Yet Adopted:
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The guidance will be effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. Registrant is currently evaluating the impact of adopting this standard.
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

GSWC and BVES bill certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which are paid to various municipalities and counties (based on their ordinances) in order to use public rights of way for utility purposes. GSWC and BVES bill these franchise fees to its customers based on a CPUC-authorized rate for each ratemaking area as applicable. These franchise fees, which are required to be paid regardless of GSWC’s or BVES’s ability to collect them from its customers, are accounted for on a gross basis. Franchise fees billed to customers and recorded as operating revenue were approximately $5.9 million, $4.6 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. When GSWC or BVES acts as an agent, where the tax is not required to be remitted if it is not collected from customers, the tax is accounted for on a net basis.
As authorized by the CPUC, GSWC and BVES record in revenues the difference between the adopted level of volumetric revenues as authorized by the CPUC for metered accounts (volumetric revenues) and the actual volumetric revenues recovered in customer rates. For GSWC, the difference was tracked under the Water Revenue Adjustment Mechanism (“WRAM”) regulatory accounts from 2008 and through December 31, 2024. On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s general rate case (“GRC”) that adopted a settlement agreement between GSWC and Cal Advocates and set new rates for 2025 – 2027, with rates retroactive to January 1, 2025. The final decision rejected GSWC’s request for the continuation of the WRAM, and instead ordered GSWC to transition to a modified rate adjustment mechanism (a Monterey-style WRAM or “M-WRAM”). The M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. For BVES, the difference is tracked in the Base Revenue Requirement Balancing Account (“BRRBA”) regulatory account. BRRBA is used interchangeably with Base Revenue Requirement Adjustment Mechanism (“BRRAM”) in this Form 10-K. If this difference results in an under-collection of revenues, additional revenue is recorded only to the extent that the difference is expected to be collected within 24 months following the end of the year in which they are recorded in accordance with Accounting Standards Codification (“ASC”) Topic 980, Regulated Operations.
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
The ongoing performance of operation and maintenance of the water and/or wastewater systems and treatment plants is viewed as a single performance obligation for each of the contract with the U.S. government. Registrant recognizes revenue for operations and maintenance fees monthly using the “right to invoice” practical expedient under ASC Topic 606. ASUS has a right to the consideration from the U.S. government in an amount that corresponds directly to the value for services provided to the U.S. government based on its subsidiaries’ performance completed to-date. The contractual operations and maintenance fees are firm-fixed, and the level of effort or resources expended in the performance of the operations-and-maintenance-fees performance obligation is largely consistent over the contract term. Therefore, Registrant has determined that the monthly amounts invoiced for operations and maintenance performance are a fair reflection of the value transferred to the U.S. government. Invoices to the U.S. government for operations and maintenance service, as well as construction activities, are due upon receipt.
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
Contracted services revenues recognized during the years ended December 31, 2025, 2024 and 2023 from performance obligations satisfied in previous periods were not material.
Although GSWC and BVES have a diversified base of residential, commercial, industrial and other customers, revenues derived from residential and commercial customers account for nearly 90% of total water revenues, and 90% of total electric revenues. The vast majority of ASUS’s revenues are from the U.S. government. For the years ended December 31, 2025, 2024, and 2023, disaggregated revenues from contracts with customers by segment are as follows:

(dollar in thousands)	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Water:
Tariff-based revenues	$456,156	$405,756	$394,623
CPUC-approved surcharges (cost-recovery activities)	5,558	2,914	2,955
Other	2,667	2,646	2,753
Water revenues from contracts with customers	464,381	411,316	400,331
M-WRAM/WRAM under/(over)-collection (alternative revenue program)	(267)	6,094	33,142
Total water revenues (1)	464,114	417,410	433,473

Electric:
Tariff-based revenues	51,063	50,628	40,130
CPUC-approved surcharges (cost-recovery activities)	4,012	173	567
Electric revenues from contracts with customers	55,075	50,801	40,697
BRRBA under/(over)-collection (alternative revenue program)	2,142	844	1,135
Total electric revenues (2)	57,217	51,645	41,832

Contracted services:
Water	74,305	72,951	75,785
Wastewater	62,437	53,453	44,609
Contracted services revenues from contracts with customers	136,742	126,404	120,394

Total AWR revenues	$658,073	$595,459	$595,699
(1) Water revenues for the year ended December 31, 2023 included approximately $32 million from the impact of retroactive revenues for the full year of 2022 as a result of the CPUC’s approval of GSWC’s general rate case in June 2023. Furthermore, the CPUC also issued a final decision in June 2023 on GSWC’s cost of capital proceeding. As a result of the final cost of capital decision, for the year ended December 31, 2023, water revenues include $6.4 million from the reversal of revenues subject to refund due to a change in estimates from what had been recorded during 2022.
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
The opening and closing balances of the receivable from the U.S. government, contract assets and contract liabilities from contracts with customers, which related entirely to ASUS, are as follows:

(dollar in thousands)	December 31, 2025	December 31, 2024

Unbilled receivables	$5,048	$10,910
Receivable from the U.S. government	$74,060	$76,486
Contract assets	$31,507	$21,648
Contract liabilities	$11,735	$5,662

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
Contract Liabilities - Contract liabilities are liabilities of ASUS and its subsidiaries and consist of billings in excess of revenue recognized. The classification of this liability as current or noncurrent is based on the timing of when ASUS expects to recognize revenue. Revenues for the year ended December 31, 2025 included in contract liabilities at the beginning of the period was $4.4 million.
As of December 31, 2025, AWR’s aggregate remaining performance obligations, which are entirely from the contracted services segment, were $4.2 billion. ASUS expects to recognize revenue on these remaining performance obligations over the remaining term of each of the contracts, with the remaining contract terms that range from 13 to 48 years. Each of the contracts with the U.S. government is subject to termination, in whole or in part, prior to the end of its contract term for the convenience of the U.S. government.

Note 3 — Regulatory Matters
In accordance with accounting principles for rate-regulated enterprises, GSWC and BVES record regulatory assets, which represent probable future recovery of costs from customers through the ratemaking process, and regulatory liabilities, which represent probable future refunds that are to be credited to customers through the ratemaking process. At December 31, 2025, GSWC and BVES had a combined $9.3 million of net regulatory assets on the balance sheets, which included $132.3 million of regulatory assets net of $123.0 million of regulatory liabilities. As authorized by the CPUC, the majority of the regulatory assets and liabilities accrue interest at the current 90-day commercial-paper rate. There are approximately $42.7 million of regulatory assets not accruing a carrying cost, which included $24.0 million related to flowed-through deferred income taxes, including the gross-up portion on the deferred tax resulting from the excess deferred income tax regulatory liability, and $15.5 million related to memorandum accounts authorized by the CPUC to track unrealized gains and losses on BVES’s purchase power contracts over the term of the contracts. The remaining $3.2 million relates to other regulatory assets that do not provide for a carrying cost. Furthermore, there are $119.5 million of regulatory liabilities not incurring interest that consisted of $67.0 million related to excess deferred income taxes arising from the lower federal income tax rate under the Tax Cuts and Jobs Act enacted in December 2017 that are being refunded to customers, and $41.5 million related to the net over funded position in Registrant’s pension and other retirement obligations (not including the two-way pension balancing accounts, which accrues interest). The remaining $11.0 million relates to the PFAS contamination litigation proceeds memorandum account that also does not accrue interest.
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

	December 31,
(dollars in thousands)	2025	2024
GSWC
2022/2023 general rate case memorandum accounts (unbilled revenue)	$22,107	$37,711
Water revenue adjustment mechanism, net of the modified cost balancing account	8,407	29,738
Asset retirement obligations (Note 1)	8,071	7,501
Flowed-through deferred income taxes, net (Note 11)	20,932	12,506
Low income rate assistance balancing accounts	10,582	8,834
Other regulatory assets	11,927	11,352
Excess deferred income taxes (Note 11)	(63,223)	(63,682)
Pensions and other post-retirement obligations (Note 12)	(43,479)	(25,179)
Per-and Polyfluoroalkyl Substances (“PFAS”) Contamination Litigation Proceeds Memorandum Account	(10,987)	—
Other regulatory liabilities	(1,331)	(608)
Total GSWC	$(36,994)	$18,173
BVES
2023/2024 general rate case memorandum accounts (unbilled revenue)	8,221	9,777
Derivative instrument memorandum account (Note 5)	15,503	8,823
Wildfire mitigation and other fire prevention related costs memorandum accounts	11,336	14,681
Electric supply cost adjustment mechanism	4,182	392
Other regulatory assets	11,031	8,461
Other regulatory liabilities	(4,015)	(5,628)
Total BVES	$46,258	$36,506

Total AWR	$9,264	$54,679

Water General Rate Case and the 2022/2023 General Rate Case Memorandum Accounts:
In June 2023, the CPUC adopted a final decision in GSWC’s general rate case application for all its water regions and its general office that determined new water rates for the years 2022–2024, retroactive to January 1, 2022. GSWC filed for the implementation of new 2023 rate increases that went into effect on July 31, 2023. Due to the delay in finalizing the water general rate case, water revenues billed to customers for the year ended December 31, 2022 and for the period from January 1, 2023 to July 30, 2023 were based on 2021 adopted rates. GSWC was authorized to create general rate case memorandum accounts to track the revenue differences between the 2021 adopted rates and the 2022 and 2023 rates authorized by the CPUC for future recovery. In October 2023, surcharges were implemented to recover the cumulative retroactive rate differences over 36 months. As of December 31, 2025, there is an aggregate cumulative amount of $22.1 million under-collection in the general rate case memorandum accounts that GSWC recorded as regulatory assets for retroactive water revenues.
Alternative-Revenue Programs:
Since 2008 and through December 31, 2024, GSWC recorded the difference between what it bills its water customers and that which is authorized by the CPUC using the WRAM and the Modified Cost Balancing Account (“MCBA”) approved by the CPUC. The over- or under-collection of the WRAM is aggregated with the MCBA over- or under-collection for the corresponding ratemaking area and bears interest at the current 90-day commercial paper rate. As of December 31, 2025, GSWC had an aggregated regulatory asset of $8.4 million, which is comprised of a $7.7 million under-collection in the WRAM accounts and a $0.7 million under-collection in the MCBA accounts, both related to pre-2025 revenue and supply cost activity. The surcharges for all pre-2025 WRAM/MCBA balances were implemented on May 1, 2025, with the majority of the balances to be recovered within 18 months.
The CPUC’s final decision in GSWC’s most recent GRC setting rates for the years 2025 - 2027 rejected GSWC’s request for the continuation of the WRAM and MCBA, and instead ordered GSWC to transition to the M-WRAM and an incremental cost balancing account (“ICBA”) for supply costs. The new M-WRAM tracks the difference between the revenue based on actual metered sales through a tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a standard quantity rate had been in effect. The new ICBA for supply costs tracks differences between the CPUC-authorized per-unit prices of water production costs and actual per-unit prices of water production costs. Both the M-WRAM and the ICBA were effective January 1, 2025. During 2025, the balances recorded in the new M-WRAM and ICBA were not significant consisting of an over-collection of $0.3 million and an under-collection of $0.1 million, respectively.
PFAS Contamination Litigation Proceeds Memorandum Account:
GSWC has been a plaintiff in class action lawsuits related to PFAS contamination affecting public water systems. Pursuant to a class settlement agreement, during the second quarter of 2025, GSWC was notified that it will receive from 3M Company approximately $19 million, net of legal fees. In June 2025, 3M Company paid a portion of this amount into a qualified settlement fund totaling approximately $12.5 million administered by a custodian for the benefit of GSWC. The class settlement agreement among 3M Company and the class of eligible public water systems was entered into on June 22, 2023 and resolved any claims for PFAS contamination with 3M Company. The class settlement agreement between the parties was approved by an order issued by the Federal District Court of South Carolina on March 29, 2024. GSWC received the first payment of $3.8 million in August, and the remainder of the $12.5 million in October 2025. GSWC expects to be paid the remaining settlement payments of approximately $6.5 million during 2026 – 2033. In addition to the class settlement with 3M Company, in December 2025, GSWC received a settlement payment of $2.2 million, net of legal and other costs, from DuPont pursuant to a class settlement agreement.
Settlement proceeds received by GSWC may be used for future capital investments or operations and maintenance expenses related to PFAS water contamination to its water systems or any PFAS related litigation against its water systems, which benefit GSWC’s customers. The CPUC has authorized GSWC to track in a memorandum account the settlement payments received by GSWC from lawsuits related to PFAS contamination in its water systems, which include the proceeds received for participation in class action lawsuits. The amounts in the memorandum account have been recorded as a regulatory liability that is being used to offset the incremental investments in replacement and treatment of property, as well as operations and maintenance expenses and other direct expenses related to PFAS contamination. As of December 31, 2025, GSWC has a $11.0 million regulatory liability related to the PFAS contamination litigation proceeds memorandum account.
GSWC continues to monitor contaminant levels for PFAS compounds in accordance with final U.S. EPA regulations. Proceeds received from the defendants will not be sufficient to pay for all PFAS-related liabilities that will ultimately be incurred by GSWC, whether related to capital investments, operation and maintenance expenses, or litigation brought against GSWC. However, the CPUC has also authorized GSWC to track incremental expenses, including laboratory testing and monitoring costs, customer and public notification costs and chemical and operating treatment costs, incurred as a result of PFAS contamination in a separate memorandum account to be filed with the CPUC for future recovery.

Pensions and Other Post-retirement Obligations:
Net regulatory liabilities have been recorded at December 31, 2025 and 2024, respectively, for costs that would otherwise be charged to “other comprehensive income” within shareholders’ equity for the funded status of Registrant’s pension and other post-retirement benefit plans because the cost of these plans have historically been recovered through rates.  As discussed in Note 12, as of December 31, 2025, Registrant’s net overfunded positions for these plans have been recorded as regulatory liabilities and total $41.5 million.
In addition, the CPUC has authorized GSWC and BVES to each use two-way balancing accounts to track differences between the forecasted annual pension expenses adopted in their respective customer rates and the actual annual expense to be recorded in accordance with the accounting guidance for pension costs.  The two-way balancing accounts bear interest at the current 90-day commercial paper rate. As of December 31, 2025, GSWC has a $2.1 million over-collection related to the general office and water regions, and BVES has an insignificant balance in its two-way balancing account.
Low Income Balancing Accounts:
This regulatory asset reflects the net balance of the incremental administration costs, not already reflected in authorized rates, the customers’ discounts issued and the revenues generated by the low-income surcharges for the Customer Assistance Program in GSWC’s water regions and the California Alternate Rates for Energy program for BVES. These low-income programs, which are mandated by the CPUC, currently provide a flat discount based on 20% of a typical customer bill for qualified low-income water customers and a 20% discount for qualified low-income electric customers. The low-income balancing accounts accrue interest at the prevailing 90-day commercial paper rate. As of December 31, 2025, there is an aggregate $10.6 million under-collection in the low-income balancing accounts. Surcharges have been implemented to recover the costs included in these balancing accounts.
BVES Regulatory Assets:
General Rate Case Memorandum Account
On January 16, 2025, the CPUC adopted a final decision that, among other things, set the new rates for the years 2023 through 2026 and adopted a settlement agreement in its entirety. BVES was authorized by the CPUC to establish a general rate case memorandum account that made the new rates retroactive to January 1, 2023 with new 2025 rates implemented effective March 1, 2025. Because of the delay in finalizing the electric general rate case, billed electric revenues for the full years of 2023 and 2024 and through February 2025, were based on 2022 adopted rates. The general rate case memorandum account tracks the revenue differences between the 2022 adopted rates and the 2023 and 2024 rates authorized by the CPUC for future recovery. On February 28, 2025, BVES filed an advice letter to recover the cumulative retroactive amounts related to 2023 and 2024 through a surcharge to be collected over a 36-month period. The surcharge was implemented and made effective on April 1, 2025. Furthermore, the impact of the new rates related to the months of January and February 2025 have been added to the BRRBA for future recovery. As of December 31, 2025, the aggregate cumulative under-collection in retroactive revenues related to the full year of 2023 and 2024 amounted to $8.2 million.
Wildfire Mitigation and Other Fire Prevention Related Costs Balancing and Memorandum Accounts
Among other things, the settlement agreement adopted in the final decision also approved for recovery the requested capital expenditures and other incremental operating costs already incurred prior to 2023 in connection with BVES’s wildfire mitigation plans (“WMP”s) that were not included in customer rates prior to receiving a final CPUC decision on its latest general rate case. The decision approved BVES’s recovery of incremental vegetation management costs and other wildfire mitigation and prevention costs incurred prior to 2023 that were being tracked in memorandum accounts for future recovery and were recorded as regulatory assets. In addition, the decision authorized BVES to track and recover through a memorandum account, incremental vegetation management costs during the current rate cycle up to a certain amount. BVES filed advice letters to recover all pre-2023 costs included in these memorandum accounts that are being recovered over a period of 24 to 36 months through surcharges implemented on March 1, 2025 and April 1, 2025. The incremental vegetation management costs incurred after 2022 will also be incorporated as part of the BRRBA for future cost recovery up to an amount authorized by the CPUC. As of December 31, 2025, BVES had a total of approximately $11.3 million in regulatory assets related to these memorandum accounts.
Furthermore, California legislation enacted in September 2018 requires all investor-owned electric utilities to have a wildfire mitigation plan approved by the Office of Energy Infrastructure Safety (“OEIS”) and ratified by the CPUC. The WMP must include a utility’s plans on constructing, maintaining, and operating its electrical lines and equipment to minimize the risk of catastrophic wildfire. On November 4, 2025, OEIS issued its decision approving BVES’s 2026-2028 WMP.
Electric Supply Cost Adjustment Mechanism
Under the current electric supply cost adjustment mechanism approved by the CPUC, BVES tracks the difference between its adopted supply costs included in rates and actual supply costs, which consist largely of purchased power for resale under the existing long-term fixed price purchase power agreements. The under‑collections included in the electric supply cost balancing account are being recovered through surcharges. Annually, BVES files an advice letter with the CPUC to revise the surcharge that incorporates the under-collected balances through the previous calendar year end and to determine if the balance meets the minimum balance filing threshold. During 2025, BVES recorded an additional under-collection of $5.0 million in the electric supply cost balancing account. In May 2025, BVES filed an advice letter to implement a revised surcharge to recover the cumulative balance as of April 30, 2025. The new surcharge was effective July 2025. BVES intends to file the balance in the account for recovery once the current surcharge expires.
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
Note 4 — Utility Plant and Intangible Assets
The following table shows Registrant’s utility plant (regulated utility plant and non-regulated utility property) by major asset class:

	AWR December 31,		GSWC December 31,
(dollars in thousands)	2025	2024	2025	2024
Water
Land	$18,239	$18,240	$18,239	$18,240
Intangible assets	31,482	31,004	31,482	31,004
Source of water supply	124,886	115,247	124,886	115,247
Pumping	277,265	253,150	277,265	253,150
Water treatment	121,213	114,784	121,213	114,784
Transmission and distribution	1,726,411	1,589,763	1,726,411	1,589,763
Other	165,215	149,580	114,818	105,123
	2,464,711	2,271,768	2,414,314	2,227,311
Electric
Transmission and distribution	199,148	141,634	—	—
Generation	12,583	12,583	—	—
Other (1)	18,061	16,910	—	—
	229,792	171,127	—	—

Less — accumulated depreciation	(653,667)	(648,199)	(564,529)	(561,256)
Construction work in progress	255,483	304,929	233,899	245,314
Net utility plant	$2,296,319	$2,099,625	$2,083,684	$1,911,369

(1)     Includes intangible assets of $1.2 million for the years ended December 31, 2025 and 2024 for studies performed.

As of December 31, 2025 and 2024, intangible assets consist of the following:

	Weighted Average Amortization	AWR December 31,		GSWC December 31,
(dollars in thousands)	Period	2025	2024	2025	2024
Intangible assets:
Conservation programs	10 years	$9,486	$9,486	$9,486	$9,486
Water and service rights (2)	30 years	8,695	8,695	8,124	8,124
Water planning studies	10 years	14,758	14,250	13,520	13,012
Total intangible assets		32,939	32,431	31,130	30,622
Less — accumulated amortization		(29,813)	(28,332)	(28,481)	(27,145)
Intangible assets, net of amortization		$3,126	$4,099	$2,649	$3,477

Intangible assets not subject to amortization (3)		$383	$383	$382	$382

(2)    Includes intangible assets of $0.6 million for contracted services included in “Other Property and Investments” on the consolidated balance sheets as of December 31, 2025 and 2024.
(3)     The intangible assets not subject to amortization primarily consist of organization and consent fees.
For the years ended December 31, 2025, 2024 and 2023, amortization of intangible assets was $1.5 million, $1.0 million and $1.1 million, respectively, for both AWR and GSWC.

Estimated future consolidated amortization expense related to intangible assets are as follows (in thousands):

Amortization Expense
2026	$1,469
2027	1,325
2028	12
2029	12
2030	12
Total	$2,830
Asset Retirement Obligations:
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in “Other Credits” on the balance sheets as of December 31, 2025 and 2024:

(dollars in thousands)	GSWC
Obligation at December 31, 2023	$10,509
Additional liabilities incurred	148
Liabilities settled	(328)
Accretion	426
Obligation at December 31, 2024	$10,755
Additional liabilities incurred	270
Liabilities settled	(73)
Accretion	445
Obligation at December 31, 2025	$11,397

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
The CPUC authorized the use of a regulatory asset and liability memorandum account to offset the mark-to-market entries required by the accounting guidance. Accordingly, all unrealized gains and losses generated from derivative instruments in purchase power contracts are deferred on a monthly basis into a non-interest-bearing regulatory memorandum account that tracks the changes in fair value of the derivative throughout the terms of the contracts. As a result, these unrealized gains and losses do not impact Registrant’s earnings. As of December 31, 2025, the fair value of the derivative liability was $15.5 million for the purchase power contract, with a corresponding regulatory asset recorded in the derivative instrument memorandum account as a result of overall fixed prices under BVES’s purchase power contract being higher than future energy prices. The notional volume of obligations remaining under the long-term contract as of December 31, 2025 was 803,528 megawatt hours.
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
The change in fair value was due to the change in market energy prices for the years 2025 and 2024. The following table presents changes in the fair value of the Level 3 derivatives for the years 2025 and 2024:

(dollars in thousands)	2025	2024
Fair value at beginning of the period	$(8,823)	$(2,360)
Unrealized (losses) gains on purchase power contracts	(6,680)	(6,463)
Fair value at end of the period	$(15,503)	$(8,823)
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
 Under the terms of each of these contracts, prices are subject to an economic price adjustment (“EPA”) provision, on an annual basis. Prices may also be equitably adjusted for changes in law and other circumstances.  ASUS’s subsidiaries are permitted to file, and has filed, requests for equitable adjustment. Each of the contracts may be subject to termination, in whole or in part, prior to the end of the initial term for convenience of the U.S. government or as a result of default or nonperformance by an ASUS subsidiary.
ASUS has experienced delays in receiving EPAs as provided for under its 50-year contracts. Because of the delays, EPAs, when finally approved, are retroactive. During 2025, the U.S. government approved EPAs at all of the bases served with the exception of one contract that was delayed due to timing of government fiscal year-end and government shutdown. ASUS expects the outstanding filing to be finalized during the first quarter of 2026 with an immaterial amount of retroactive fees. In some cases, these EPAs included retroactive operation and maintenance management fees for prior periods. For the years ended December 31, 2025, 2024 and 2023, retroactive operation and maintenance management fees related to prior periods were immaterial.

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
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate basic EPS:

Basic:	For The Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income	$130,442	$119,268	$124,921
Less: impact from participating securities	455	419	372
Total income available to common shareholders	$129,987	$118,849	$124,549

Weighted average Common Shares outstanding, basic	38,550	37,464	36,976

Basic earnings per Common Share	$3.37	$3.17	$3.37
Diluted EPS is based upon the weighted average number of Common Shares, including both outstanding shares and shares potentially issuable in connection with restricted stock units granted under AWR’s stock incentive plans for employees and directors, and net income.
The following is a reconciliation of Registrant’s net income and weighted average Common Shares outstanding used to calculate diluted EPS:

Diluted:	For The Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Common shareholders earnings, basic	$129,987	$118,849	$124,549
Undistributed earnings for dilutive stock options and restricted stock units	194	183	189
Total common shareholders earnings, diluted	$130,181	$119,032	$124,738

Weighted average Common Shares outstanding, basic	38,550	37,464	36,976
Stock-based compensation (1)	123	119	101
Weighted average Common Shares outstanding, diluted	38,673	37,583	37,077

Diluted earnings per Common Share	$3.37	$3.17	$3.36

(1)         In applying the treasury stock method of reflecting the dilutive effect of outstanding stock-based compensation in the calculation of diluted EPS, 145,015, 144,799 and 115,684 restricted stock units, including performance awards to officers of AWR, at December 31, 2025, 2024 and 2023, respectively, were deemed to be outstanding in accordance with accounting guidance on earnings per share.
On February 27, 2024, AWR entered into an Equity Distribution Agreement with third-party sales agents, under which AWR, may offer and sell its Common Shares, from time to time at its sole discretion, through an at-the-market (“ATM”) offering program having an aggregate gross offering price of up to $200 million over a three-year period and pursuant to AWR’s effective shelf registration statement on Form S-3. AWR intends to use the net proceeds from these sales, after deducting commissions on such sales and offering expenses, for general corporate purposes, including, but not limited to, repayment of debt and equity contributions to its subsidiaries. During 2025 and 2024, AWR sold 903,769 and 1,145,219 Common Shares, respectively, through its ATM offering program and raised proceeds of $67.3 million, net of approximately $1.0 million in commissions paid and $89.5 million, net of $1.4 million in commissions paid, respectively, under the terms of the Equity Distribution Agreement. AWR also incurred $0.4 million and $0.8 million of other expenses during the twelve months ended December 31, 2025 and 2024, respectively, which was primarily legal and other costs to support this ATM offering program. As of December 31, 2025, approximately $40.7 million remained available for sale under the ATM offering program.

During the years ended December 31, 2025, 2024 and 2023, AWR issued Common Shares totaling 27,674, 25,196 and 18,371, respectively, under AWR’s employee stock incentive plans and the non-employee directors’ plans. During 2025, 2024 and 2023, there were no cash proceeds received by AWR as a result of the exercise of stock options. AWR has not issued any Common Shares during 2025, 2024 and 2023 under AWR’s Common Share Purchase and Dividend Reinvestment Plan (“DRP”) and the 401(k) Plan.  Shares reserved for the 401(k) Plan are in relation to AWR’s matching contributions and investment by participants. As of December 31, 2025, there were 1,055,948 and 387,300 Common Shares authorized for issuance directly by AWR but unissued under the DRP and the 401(k) Plan, respectively.
AWR is also authorized to issue 150,000 shares of preferred stock at no par value. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.
During 2025, 2024 and 2023, GSWC issued 4.6250, 2.7586 and one common shares to AWR for total proceeds of approximately $62.0 million, $40.0 million and $10.0 million, respectively. Proceeds from the stock issuances were used to pay down outstanding borrowings under its revolving credit facility and to fund its operations and capital expenditures.
During the years ended December 31, 2025, 2024 and 2023, AWR and GSWC made payments to taxing authorities on employees’ behalf for shares withheld related to net share settlements. These payments are included in the stock-based compensation caption of the statements of equity. GSWC’s outstanding common shares are owned entirely by its parent, AWR. To the extent GSWC does not reimburse AWR for stock-based compensation awarded under various stock compensation plans, such amounts increase the value of GSWC’s common shareholder’s equity.
Note 8 — Dividend Limitations
GSWC is prohibited from paying dividends if, after giving effect to the dividend, its total indebtedness to capitalization ratio (as defined) would be more than 0.6667-to-1. Dividends in the amounts of $37.5 million, $35.1 million and $55.4 million were paid to AWR by GSWC during the years 2025, 2024 and 2023, respectively.
The ability of AWR, GSWC, BVES and ASUS to pay dividends is also restricted by California law. Under California law, AWR, GSWC, BVES and ASUS are each permitted to distribute dividends to its shareholders so long as the Board of Directors determines, in good faith, that either: (i) the value of the corporation’s assets equals or exceeds the sum of its total liabilities immediately after the dividend, or (ii) its retained earnings equals or exceeds the amount of the distribution.  Under the least restrictive of the California tests, approximately $1,045.6 million was available to pay dividends to AWR’s shareholders at December 31, 2025. Approximately $933.7 million was available for GSWC to pay dividends to AWR at December 31, 2025.
Note 9 — Bank Debts
Registrant’s bank debts consist of outstanding borrowings made under three separate credit facilities at AWR (parent), GSWC and BVES.
AWR (parent) and GSWC Credit Facilities:
In June 2023, AWR and GSWC each entered into credit agreements with terms of five years provided by a syndicate of banks and financial institutions. Both credit agreements were amended on May 6, 2025 and are now scheduled to mature in June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity from $165.0 million to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of December 31, 2025, under AWR’s credit agreement, the borrowing capacity may be expanded up to an additional $30.0 million, subject to the lenders’ approval. Furthermore, the aggregate amount that may be outstanding under letters of credit for AWR is $10.0 million. Loans may be obtained under the credit facilities at the option of AWR and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term secured overnight financing rate (“SOFR”) determined by the SOFR administrator, the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit ratings. As of December 31, 2025, AWR’s outstanding borrowings under its credit facility of $124.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet.
AWR’s credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR and its subsidiaries, other than BVES. AWR is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR, other than BVES, will result in a default under AWR’s credit agreement. As of December 31, 2025, AWR had a capitalization ratio of 0.48 to 1.00 and was in compliance with its covenant requirements.

GSWC’s credit agreement provides for a $200.0 million unsecured revolving credit facility to support its operations and capital expenditures. Under GSWC’s credit agreement, the borrowing capacity may be expanded up to an additional $75.0 million, subject to the lenders’ approval. The aggregate amount that may be outstanding under letters of credit is $20.0 million. Loans may be obtained under this credit facility at the option of GSWC and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator plus an applicable margin. The applicable margin depends upon GSWC’s credit rating.
GSWC’s credit facility is considered a short-term debt arrangement by the CPUC. GSWC has been authorized by the CPUC to borrow under the credit facility for a term of up to 24 months. Borrowings under this credit facility are, therefore, required to be fully paid off within a 24-month period. The next pay-off period ends in December 2027. Accordingly, as of December 31, 2025, GSWC’s outstanding borrowings under its credit facility of $13.0 million have been classified as non-current liabilities on AWR’s Consolidated Balance Sheet and GSWC’s Balance Sheet. Similar to AWR’s credit agreement, GSWC’s credit agreement also contains affirmative and negative covenants and events of default customary for credit facilities of its type. GSWC is also not permitted to have a total capitalization ratio greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR will not result in a default under GSWC’s credit agreement. As of December 31, 2025, GSWC was in compliance with these requirements, with total funded debt ratio of 0.44 to 1.00.
BVES Credit Facility:
BVES has a separate revolving credit facility without a parent guaranty that supports its electric operations and capital expenditures, and which provides a borrowing capacity, as amended, of $65.0 million and expires on December 19, 2028. Under BVES’s amended credit agreement, executed on December 19, 2025, BVES extended the term of its credit facility to 2028 and also expanded the borrowing capacity of up to an additional $25.0 million, subject to lender’s approval. BVES’s revolving credit facility is considered a short-term debt arrangement by the CPUC. Therefore, pursuant to the CPUC’s requirements, borrowings under this credit facility are required to be fully paid off within a 24 month period, after which, BVES may borrow under the credit facility again. BVES’s next pay-off period ends in June 2027. As of December 31, 2025, the outstanding balance under BVES’s credit facility of $4.0 million has been classified as non-current liabilities in AWR’s Consolidated Balance Sheet.
Under the terms of its amended credit agreement, BVES must maintain a minimum interest coverage ratio of 3.0 times its interest expense. BVES is also required to maintain a maximum consolidated total debt to consolidated total capitalization ratio of 0.65 to 1.00. As of December 31, 2025, BVES was in compliance with these requirements, with an actual interest coverage ratio of 4.71 times interest expense and a total funded debt ratio of 0.43 to 1.00. In addition, BVES is required to have a current safety certification issued by the CPUC, which it currently has.
Registrant’s borrowing activities (excluding letters of credit) for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
(in thousands, except percent)	2025	2024
Balance Outstanding at December 31,	$141,000	$289,000
Interest Rate at December 31,	4.74% ~ 5.33%	5.33% ~ 5.94%
Average Amount Outstanding	$186,852	$315,811
Weighted Average Annual Interest Rate	5.35%	6.29%
Maximum Amount Outstanding	$295,000	$372,500
Note 10 — Long-Term Debt
Registrant’s long-term debt consists of notes and debentures of GSWC and BVES. Registrant summarizes its long-term debt in the Statements of Capitalization. GSWC and BVES do not currently have any secured debt.
On March 13, 2025, the CPUC issued a final decision in GSWC’s financing application, which approves, among other items, GSWC’s request to issue up to $750.0 million of new long-term debt and equity securities. Following approval of the new financing application, on May 29, 2025, GSWC completed the issuance of $100.0 million of unsecured private-placement notes consisting of: $75.0 million aggregated principal Series A Senior Notes at a coupon rate of 5.30% due May 29, 2032 and $25.0 million aggregated principal Series B Senior Notes at a coupon rate of 5.65% due May 29, 2037. GSWC used the proceeds from this debt issuance and the proceeds of the previously mentioned equity issuance (Note 7) to pay down all outstanding borrowings under its revolving credit facility. Interest payments on the new notes are due semiannually on May 29 and November 29 each year, commencing November 29, 2025. The private placement notes rank equally with GSWC’s other unsecured and unsubordinated debt. GSWC may, at its option, redeem all or portions of the private placement notes at any time upon written notice, subject to payment of a make-whole premium.

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
Pursuant to the terms of each of these and other outstanding notes, GSWC must maintain a total indebtedness to capitalization ratio (as defined) of less than 0.6667-to-1 and a total indebtedness to earnings before income taxes, depreciation and amortization (“EBITDA”) of less than 8-to-1. As of December 31, 2025, GSWC had a total indebtedness to capitalization ratio of 0.4352-to-1 and a total indebtedness to EBITDA of 3.4-to-1.
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
Registrant’s annual maturities of all long-term debt at December 31, 2025 are as follows (in thousands):

2026	$8,209
2027	65,502
2028	55,520
2029	55,533
2030	155,547
Thereafter	453,999
Total	$794,310
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
GSWC is included in both AWR’s consolidated federal income tax and its combined California state franchise tax returns. The impact of California’s unitary apportionment on the amount of AWR’s California income tax liability is a function of both the profitability of AWR’s non-California activities and the proportion of AWR’s California sales to its total sales. GSWC’s income tax expense is computed as if GSWC is autonomous and separately files its income tax returns, which is consistent with the method adopted by the CPUC in setting GSWC’s customer rates.
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

The significant components of the deferred tax assets and liabilities as reflected in the balance sheets at December 31, 2025 and 2024 are:

	AWR		GSWC
	December 31,		December 31,
(dollars in thousands)	2025	2024	2025	2024
Deferred tax assets:
Regulatory-liability-related (1)	$28,871	$28,851	$27,247	$27,171
Contributions and advances	7,389	6,768	7,546	7,103
Other	8,077	5,801	7,550	5,632
Total deferred tax assets	$44,337	$41,420	$42,343	$39,906
Deferred tax liabilities:
Fixed assets	$(176,142)	$(169,666)	$(166,841)	$(162,366)
Regulatory-asset-related: depreciation and other	(52,909)	(43,149)	(48,136)	(39,635)
Balancing and memorandum accounts (non-flowed-through)	(9,407)	(8,778)	(4,657)	(4,315)
Total deferred tax liabilities	(238,458)	(221,593)	(219,634)	(206,316)
Accumulated deferred income taxes, net	$(194,121)	$(180,173)	$(177,291)	$(166,410)
 (1) Primarily represents the gross-up portion of the deferred income tax (on the excess-deferred-tax regulatory liability) brought about by the Tax Cuts and Jobs Act’s reduction of the federal income tax rate.
    The current and deferred components of income tax expense are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Current
Federal	$25,177	$19,680	$26,327
State	10,579	8,451	10,489
Total current tax expense	$35,756	$28,131	$36,816
Deferred
Federal	$4,696	$1,656	$4,157
State	(1,096)	386	626
Total deferred tax (benefit) expense	3,600	2,042	4,783
Total income tax expense	$39,356	$30,173	$41,599

	GSWC
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Current
Federal	$20,287	$13,570	$22,564
State	9,334	6,551	10,176
Total current tax expense	$29,621	$20,121	$32,740
Deferred
Federal	$2,442	$1,362	$2,867
State	(513)	1,386	82
Total deferred tax (benefit) expense	1,929	2,748	2,949
Total income tax expense	$31,550	$22,869	$35,689

Registrant adopted ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1. The following are reconciliations of Registrant’s tax at the federal statutory rate to the effective income tax rates for the years ended December 31, 2025, 2024, 2023 (in thousands, except percentages):

	AWR
	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. federal statutory tax rate	$35,658	21.0%	$31,383	21.0%	$34,969	21.0%
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit*	7,664	4.5%	6,508	4.4%	9,785	5.9%
Tax credits	(68)	—%	(69)	—%	(71)	—%
Nontaxable or nondeductible items	545	0.3%	508	0.3%	548	0.3%
Other adjustments:
Excess deferred tax amortization	(608)	(0.4)%	(1,467)	(1.0)%	(1,648)	(1.0)%
Flow-through on removal costs	(3,721)	(2.2)%	(3,096)	(2.1)%	(2,255)	(1.4)%
Excess deferred tax adjustment - change in estimate	—	—%	(5,015)	(3.4)%	—	—%
Other – net	(114)	—%	1,421	1.0%	271	0.2%
Effective income tax rate	$39,356	23.2%	$30,173	20.2%	$41,599	25.0%
* California income tax is greater than 50% of all state taxes in this rate reconciliation.

	GSWC
	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. federal statutory tax rate	$27,824	21.0%	$24,640	21.0%	$29,063	21.0%
Increase (decrease) in taxes resulting from:
State income tax, net of federal benefit**	7,159	5.4%	5,772	4.9%	9,169	6.6%
Tax credits	(68)	(0.1)%	(69)	(0.1)%	(71)	(0.1)%
Nontaxable or nondeductible items	638	0.5%	582	0.5%	597	0.4%
Other adjustments:
Excess deferred tax amortization	(527)	(0.4)%	(1,491)	(1.3)%	(1,681)	(1.2)%
Flow-through on removal costs	(3,393)	(2.5)%	(3,029)	(2.6)%	(2,225)	(1.6)%
Excess deferred tax adjustment - change in estimate	—	—%	(5,015)	(4.3)%	—	—%
Other – net	(83)	(0.1)%	1,479	1.4%	837	0.7%
Effective income tax rate	$31,550	23.8%	$22,869	19.5%	$35,689	25.8%
** California income tax is 100% of the state tax effect in this rate reconciliation.
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

Furthermore, in connection with the 2017 Tax Cuts and Jobs Act, GSWC was required to remeasure its cumulative deferred income tax balances in 2017 to reflect the impact of the reduction in the corporate income tax rate from 35% to 21%, which resulted in excess deferred income taxes that were recorded as regulatory liabilities representing estimated amounts to be refunded to customers (Note 3). On January 30, 2025, the CPUC issued a final decision in connection with GSWC’s latest general rate case that, among other things, adopted a settlement agreement between GSWC and Cal Advocates, which excluded from customer rates certain excess deferred income tax balances generated by activities outside of ratemaking that were previously recorded as regulatory liabilities. Because of the final CPUC decision, GSWC recorded an income tax benefit of $5 million in 2024 to reflect a change in estimate that decreased its regulatory liabilities (Note 3) associated with excess deferred income tax balances as of December 31, 2024.
The following table sets forth income taxes paid, net of refunds, during the years ended December 31, 2025, 2024, and 2023 are as follows:

	AWR
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Federal	$24,660	$19,382	$22,830
California	9,220	7,418	10,768
Other States	1,125	1,050	1,084
Total	$35,005	$27,850	$34,682

	GSWC
	Year Ended December 31,
(dollars in thousands)	2025	2024	2023
Federal	$19,798	$15,567	$19,543
California	9,126	7,273	12,082
Total	$28,924	$22,840	$31,625
AWR and GSWC had no unrecognized tax benefits at December 31, 2025, 2024 and 2023.
Registrant’s policy is to classify interest on income tax over/underpayments in interest income/expense and penalties in “other” expenses. Registrant did not have any material interest receivables/payables from/to taxing authorities as of December 31, 2025 and 2024, nor did it recognize any material interest income/expense or accrue any material tax-related penalties during the years ended December 31, 2025, 2024 and 2023.
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

Note 12 — Employee Benefit Plans
Pension and Post-Retirement Medical Plans:
Registrant maintains a defined benefit pension plan (the “Pension Plan”) that provides eligible employees (those aged 21 and older, hired before January 1, 2011) monthly benefits upon retirement based on average salaries and length of service. The eligibility requirement to begin receiving these benefits is 5 years of vested service. The normal retirement benefit is equal to 2% of the 5 highest consecutive years’ average earnings multiplied by the number of years of credited service, up to a maximum of 40, reduced by a percentage of primary Social Security benefits. There is also an early retirement option. Annual contributions are made to the Pension Plan, which comply with the funding requirements of the Employee Retirement Income Security Act (“ERISA”). At December 31, 2025, Registrant had 868 participants in the Pension Plan.
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
The following table sets forth the Pension Plan’s and post-retirement medical plan’s funded status and amounts recognized in Registrant’s balance sheets and the components of net pension cost and accrued liability at December 31, 2025 and 2024:

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2025	2024	2025	2024
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$195,485	$202,963	$1,882	$1,965
Service cost	2,886	3,323	107	128
Interest cost	10,766	10,241	90	98
Actuarial (gain) loss	1,943	(10,932)	(132)	(45)
Benefits/expenses paid	(10,359)	(10,110)	(285)	(264)
Projected benefit obligation at end of year	$200,721	$195,485	$1,662	$1,882

Changes in Plan Assets:
Fair value of plan assets at beginning of year	$217,162	$205,305	$14,456	$12,827
Actual return on plan assets	33,024	19,066	1,848	1,894
Contributions	3,424	2,902	272	256
Benefits/expenses paid	(10,360)	(10,111)	(557)	(521)
Fair value of plan assets at end of year	$243,250	$217,162	$16,019	$14,456

Funded Status:
Overfunded/(underfunded) amount recognized	$42,529	$21,677	$14,357	$12,574
The increase in the overfunded status of the Pension Plan was largely attributed to an increase in plan asset performance.

	Pension Benefits		Post-Retirement Medical Benefits
(dollars in thousands)	2025	2024	2025	2024
Amounts recognized on the balance sheets:
Non-current assets	$42,529	$21,677	$14,357	$12,574
Current liabilities	—	—	—	—
Non-current liabilities	—	—	—	—
Net amount recognized	$42,529	$21,677	$14,357	$12,574
Amounts recognized in regulatory assets (liabilities) consist of:
Prior service cost (credit)	$586	$1,020	$—	$—
Net loss (gain)	(38,222)	(19,867)	(6,702)	(6,531)
Regulatory assets (liabilities)	(37,636)	(18,847)	(6,702)	(6,531)
Prefunded plan costs	(4,893)	(2,830)	(7,655)	(6,043)
Net liability (asset) recognized	$(42,529)	$(21,677)	$(14,357)	$(12,574)

Changes in plan assets and benefit obligations recognized in regulatory assets (liabilities):
Regulatory asset (liability) at beginning of year	$(18,847)	$(445)	$(6,531)	$(6,272)
Net loss (gain)	(18,355)	(17,968)	(1,337)	(1,371)
New prior service cost	—	—	—	—
Amortization of prior service (cost) credit	(434)	(434)	—	—
Amortization of net gain (loss)	—	—	1,166	1,112
Total change in regulatory asset (liability)	(18,789)	(18,402)	(171)	(259)
Regulatory asset (liability) at end of year	$(37,636)	$(18,847)	$(6,702)	$(6,531)

Net periodic pension costs	$1,361	$1,968	$(1,612)	$(1,453)
Change in regulatory asset (liability)	(18,789)	(18,402)	(171)	(259)
Total recognized in net periodic pension cost and regulatory asset (liability)	$(17,428)	$(16,434)	$(1,783)	$(1,712)

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$200,721	$195,485	$1,662	$1,882
Accumulated benefit obligation	$191,661	$186,679	N/A	N/A
Fair value of plan assets	$243,250	$217,162	$16,019	$14,456

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.57%	5.70%	4.93%	5.40%
Rate of compensation increase	*	*	N/A	N/A
*Age-graded ranging from 2.5% to 6.0%.

The components of net periodic pension and post-retirement benefits cost, before allocation to the overhead pool, for 2025, 2024 and 2023 are as follows:

	Pension Benefits			Post-Retirement Medical Benefits
(dollars in thousands, except percent)	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$2,886	$3,323	$3,196	$107	$128	$130
Interest cost	10,766	10,241	10,142	90	98	106
Expected return on plan assets	(12,725)	(12,030)	(10,483)	(643)	(567)	(477)
Amortization of prior service cost (credit)	434	434	434	—	—	—
Amortization of actuarial (gain) loss	—	—	—	(1,166)	(1,112)	(969)
Net periodic pension cost under accounting standards	$1,361	$1,968	$3,289	$(1,612)	$(1,453)	$(1,210)
Regulatory adjustment	—	—	(281)	—	—	—
Total expense recognized, before surcharges and allocation to overhead pool	$1,361	$1,968	$3,008	$(1,612)	$(1,453)	$(1,210)

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.70%	5.16%	5.41%	5.40%	5.04%	5.34%
Expected long-term return on plan assets	6.00%	6.00%	5.75%	*	*	*
Rate of compensation increase	**	**	**	N/A	N/A	N/A

*5.75% for union plan and 4.0% for non-union (net of income taxes) in 2024 and 2025 and 5.50% for union plan and 3.9% for non-union (net of income taxes) in 2023.
 ** Age-graded ranging from 2.5% to 6.0%.
Regulatory Adjustment:
The CPUC authorized GSWC and BVES to track differences between the forecasted annual pension expenses adopted in rates and the actual annual expenses recorded in accordance with the accounting guidance for pension costs in a two-way pension balancing account.  During the years ended December 31, 2025 and 2024, GSWC’s actual pension expense was lower than the amounts included in water customer rates by $1.5 million and $0.6 million, respectively. Over-collections are recorded as a reduction in revenues. During the year ended December 31, 2023, GSWC’s actual expense was higher than the amounts included in water customer rates of $0.3 million. The cumulative amount recorded in GSWC’s two-way pension balancing account is included within the pensions and other post-retirement obligations regulatory asset discussed in Note 3.
BVES’s actual expense was lower than the amounts included in electric customer rates for 2024 and 2025. As a result of receiving a final decision in its electric general rate case in the fourth quarter of 2024, BVES’s actual pension expense is nearly aligned with the amounts included in electric rates, resulting in an insignificant balance in its pension balancing account for the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, BVES’s actual expense was lower than the amounts included in electric rates in the amount of $0.3 million.
Plan Funded Status:
The Pension Plan was overfunded at December 31, 2025 and 2024.  Registrant’s market value of plan assets is equal to the fair value of plan assets. Past volatile market conditions have affected and continue to affect the value of GSWC’s trust established to fund future long-term pension benefits. These benefit plan assets and related obligations are measured annually using a December 31 measurement date. Changes in the Pension Plan’s funded status will affect the assets and liabilities recorded on the balance sheet in accordance with accounting guidance on employers’ accounting for defined benefit pension and other post-retirement plans.  Due to Registrant’s regulatory recovery treatment, the recognition of the under or overfunded status for the Pension Plan has been offset by a regulatory asset or liability, respectively, pursuant to guidance on the accounting for the effects of certain types of regulation.
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
The Committee approves the target asset allocations.  Registrant’s pension and post-retirement plan weighted-average asset allocations at December 31, 2025 and 2024, by asset category are as follows:

	Pension Benefits		Post-Retirement Medical Benefits
Asset Category	2025	2024	2025	2024
Actual Asset Allocations:
Equity securities	57%	56%	59%	59%
Debt securities	38%	39%	40%	40%
Real Estate Funds	5%	5%	—%	—%
Cash equivalents	—%	—%	1%	1%
Total	100%	100%	100%	100%
Equity securities did not include AWR’s Common Shares as of December 31, 2025 and 2024.

Target Asset Allocations:	Pension Benefits	Post-retirement Medical Benefits
Equity securities	60%	60%
Debt securities	40%	40%
Total	100%	100%
The Pension Plan assets are in collective trust funds managed by a management firm appointed by the Committee. The fair value of these collective trust funds is measured using net asset value per share. In accordance with ASU 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalents), the fair value of the collective trust funds is not categorized in the fair value hierarchy as of December 31, 2025 and 2024.
The following tables set forth the fair value, measured by net asset value, of the pension investment assets as of December 31, 2025 and 2024:

	Net Asset Value as of December 31, 2025
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$940	—	N/A	N/A
Fixed income fund	93,569	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	22,007	—	Daily	Daily
U.S. large cap funds	59,843	—	Daily	Daily
International funds	56,324	—	Daily	Daily
Total equity funds	138,174	—
Real estate funds	10,567	—	Daily	Daily
Total	$243,250	—

	Net Asset Value as of December 31, 2024
(dollars in thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Cash equivalents	$939	—	N/A	N/A
Fixed income fund	84,394	—	Daily	Daily
Equity securities:
U.S. small/mid cap funds	21,324	—	Daily	Daily
U.S. large cap funds	53,819	—	Daily	Daily
International funds	46,486	—	Daily	Daily
Total equity funds	121,629
Real estate funds	10,200	—	Daily	Daily
Total	$217,162	—
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
The following tables set forth by level, within the fair value hierarchy, the post-retirement plan’s investment assets measured at fair value as of December 31, 2025 and 2024:

	Fair Value as of December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$188	—	—	$188
Fixed income	6,339	—	—	6,339
U.S. equity securities	9,492	—	—	9,492
Total investments measured at fair value	$16,019	—	—	$16,019

	Fair Value as of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Post-Retirement Plan Assets:
Cash equivalents	$110	—	—	$110
Fixed income	5,818	—	—	5,818
U.S. equity securities	8,528	—	—	8,528
Total investments measured at fair value	$14,456	—	—	$14,456
Plan Contributions:
During 2025, Registrant contributed $3.4 million to its pension plan and did not make a contribution to the post-retirement medical plan. Registrant’s contribution to its pension plan in 2026 is not expected to be significant given its current funded status. Registrant’s policy is to fund the plans annually at a level which is deductible for income tax purposes and is consistent with amounts recovered in customer rates while also complying with ERISA’s funding requirements.

Benefit Payments:
Estimated future benefit payments at December 31, 2025 are as follows (in thousands):

	Pension Benefits	Post-Retirement Medical Benefits
2026	$11,766	$284
2027	12,267	257
2028	12,825	236
2029	13,467	177
2030	13,872	177
Thereafter	72,940	584
Total	$137,137	$1,715
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
Mortality — Mortality assumptions are a critical component of benefit obligation amounts and a key factor in determining the expected length of time for annuity payments. Registrant uses the latest mortality tables published by the Society of Actuaries. Accordingly, the benefit obligation amounts as of December 31, 2025 and 2024 have incorporated recent updates to the mortality tables.
Healthcare Cost Trend Rate — The assumed health care cost trend rate for 2025 starts at 6.7% grading down to 3.9% in 2049 and after for those under age 65, and at 7.4% grading down to 3.9% in 2049 and after for those 65 and over. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

Supplemental Executive Retirement Plan:
Registrant has a supplemental executive retirement plan (“SERP”) that is intended to restore retirement benefits to certain key employees and officers of Registrant that are limited by Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. The Board of Directors approved the establishment of a Rabbi Trust created for the SERP.  Assets in a Rabbi Trust can be subject to the claims of creditors; therefore, they are not considered as an asset for purposes of computing the SERP’s funded status.  As of December 31, 2025, the balance in the Rabbi Trust totaled $48.4 million and is included in Registrant’s other property and investments.
All equity investments in the Rabbi Trust are Level 1 (as defined in Note 1) investments in mutual funds.  The fixed income category includes corporate bonds and notes. The fair values of these investments are based on quoted market prices in active markets.
The following tables set forth by level, within the fair value hierarchy, the Rabbi Trust investment assets measured at fair value as of December 31, 2025 and 2024:

	Fair Value as of December 31, 2025
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$16	—	—	$16
Fixed income securities	19,368	—	—	19,368
Equity securities	29,027	—	—	29,027
Total investments measured at fair value	$48,411	—	—	$48,411

	Fair Value as of December 31, 2024
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Fair Value of Assets held in Rabbi Trust:
Cash equivalents	$11	—	—	$11
Fixed income securities	16,698	—	—	16,698
Equity securities	24,478	—	—	24,478
Total investments measured at fair value	$41,187	—	—	$41,187
The following provides a reconciliation of benefit obligations, funded status of the SERP, as well as a summary of significant estimates at December 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of year	$34,758	$33,594
Service cost	722	1,430
Interest cost	1,941	1,706
Actuarial loss (gain)	1,016	(1,028)
Benefits paid	(942)	(944)
Benefit obligation at end of year	$37,495	$34,758
Changes in Plan Assets:
Fair value of plan assets at beginning and end of year	—	—
Funded Status:
Net amount recognized as accrued cost	$(37,495)	$(34,758)

(in thousands)	2025	2024
Amounts recognized on the balance sheets:
Current liabilities	$(938)	$(942)
Non-current liabilities	(36,557)	(33,816)
Net amount recognized	$(37,495)	$(34,758)
Amounts recognized in regulatory assets consist of:
Prior service cost	$—	$—
Net loss	2,872	1,855
Regulatory assets	2,872	1,855
Unfunded accrued cost	34,623	32,903
Net liability recognized	$37,495	$34,758

Changes in plan assets and benefit obligations recognized in regulatory assets consist of:
Regulatory asset at beginning of year	$1,855	$2,869
Net (gain) loss	1,016	(1,028)
Amortization of prior service credit	—	—
Amortization of net gain (loss)	1	14
Total change in regulatory asset	1,017	(1,014)
Regulatory asset at end of year	$2,872	$1,855

Net periodic pension cost	$2,662	$3,122
Change in regulatory asset	1,017	(1,014)
Total recognized in net periodic pension and regulatory asset	$3,679	$2,108

Additional year-end information for plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$37,495	$34,758
Accumulated benefit obligation	35,732	33,196
Fair value of plan assets	—	—
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.47%	5.66%
Rate of compensation increase	*	*
* Age graded from 4.0% to 4.5% per year.
The components of SERP expense, before allocation to the overhead pool, for 2025, 2024 and 2023 are as follows:

(dollars in thousands, except percent)	2025	2024	2023
Components of Net Periodic Benefits Cost:
Service cost	$722	$1,430	$1,248
Interest cost	1,941	1,706	1,644
Amortization of net (gain) loss	(1)	(14)	(34)
Net periodic pension cost	$2,662	$3,122	$2,858

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.47%	5.15%	5.42%
Rate of compensation increase	*	*	*
* Age graded from 4.0% to 4.5% per year.

Benefit Payments:  Estimated future benefit payments for the SERP at December 31, 2025 are as follows (in thousands):

2026	$938
2027	3,032
2028	3,003
2029	3,104
2030	3,066
Thereafter	15,449
Total	$28,592
401(k) Investment Incentive Program:
Registrant has a 401(k) Investment Incentive Program under which employees may invest a percentage of their pay, up to a maximum investment prescribed by law, in an investment program managed by an outside investment manager. Registrant’s cash contributions to the 401(k) are based upon a percentage of individual employee contributions and for the years ended December 31, 2025, 2024 and 2023 were $3.3 million, $3.0 million and $2.9 million, respectively. The Investment Incentive Program also incorporates the defined contribution plan for employees hired on or after January 1, 2011. The cash contributions to the defined contribution plan for the years ended December 31, 2025, 2024 and 2023 were $2.8 million, $2.5 million and $2.2 million, respectively.
Note 13 — Stock-Based Compensation Plans
Summary Description of Stock Incentive Plans
As of December 31, 2025, AWR had three stock incentive plans: the 2016 stock incentive plan for its employees, and the 2003 and 2023 non-employee directors plans for its Board of Directors, each more fully described below.
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
The following table presents share-based compensation expenses for the years ended December 31, 2025, 2024 and 2023.  These expenses resulting from restricted stock units, including performance awards, are included in administrative and general expenses in AWR’s and GSWC’s statements of income:

	AWR			GSWC
	For The Years Ended December 31,			For The Years Ended December 31,
(in thousands)	2025	2024	2023	2025	2024	2023
Stock-based compensation related to:
Restricted stock units	$3,559	$3,744	$3,298	$3,131	$3,279	$2,994
Total stock-based compensation expense	$3,559	$3,744	$3,298	$3,131	$3,279	$2,994
Equity-based compensation cost capitalized as part of utility plant for the years ended December 31, 2025, 2024 and 2023 was approximately $0.5 million, $0.4 million and $0.5 million, respectively, for both AWR and GSWC. For the years ended December 31, 2025, 2024 and 2023, approximately $0.9 million, $0.9 million and $0.8 million, respectively, of tax benefits from stock-based awards were recorded for both AWR and GSWC.
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
Restricted Stock Units (Time-Vested) — A restricted stock unit (“RSU”) represents the right to receive a share of AWR’s Common Shares and are valued based on the fair market value of AWR’s Common Shares on the date of grant. The fair value of RSUs were determined based on the closing trading price of Common Shares on the grant date. A summary of the status of Registrant’s outstanding RSUs, excluding performance awards, to employees and directors as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below:

	Number of Restricted Share Units	Weighted Average Grant-Date Value
Restricted share units at January 1, 2025	58,291	$52.80
Granted	27,135	78.18
Vested	(20,761)	83.57
Forfeited	(470)	77.91
Restricted share units at December 31, 2025	64,195	$53.39
As of December 31, 2025, there was approximately $0.7 million of total unrecognized compensation cost related to time-vested restricted stock units granted under AWR’s employee stock plans. That cost is expected to be recognized over a weighted average period of 1.51 years.

Restricted Stock Units (Performance Awards) – During the years ended December 31, 2025, 2024 and 2023, the Compensation Committee granted performance awards in the form of restricted stock units to officers of Registrant. A performance award represents the right to receive a share of AWR’s Common Shares if the Compensation Committee determines that specified performance goals have been met over the performance period specified in the grant (generally three years). Each grantee of any outstanding performance award may earn between 0% and up to 200% or 250% of the target amount, which varies depending on the target and Registrant’s performance against performance goals, which are determined by the Compensation Committee on the date of grant. As determined by the Compensation Committee, the performance awards granted during the years ended December 31, 2025, 2024 and 2023 included various performance-based conditions and one market-based condition related to total shareholder return (“TSR”) that will be earned based on Registrant’s TSR compared to the TSR for a specific peer group of investor-owned water companies.
A summary of the status of Registrant’s outstanding performance awards to officers as of December 31, 2025, and changes during the year ended December 31, 2025, is presented below:

	Number of Performance awards	Weighted Average Grant-Date Value
Performance awards at January 1, 2025	86,508	$84.00
Granted	28,946	77.82
Performance criteria adjustment	(10,501)	78.20
Vested	(24,132)	90.72
Performance awards at December 31, 2025	80,821	$80.53
A portion of the fair value of performance awards was estimated at the grant date based on the probability of satisfying the market-based condition using a Monte-Carlo simulation model, which assesses the probabilities of various outcomes of the market condition. The portion of the fair value of the performance awards associated with performance-based conditions was based on the fair market value of AWR’s Common Shares at the grant date. The fair value of each outstanding performance award grant is amortized into compensation expense in installments of 33% the first two years and 34% in the third year of their respective vesting periods, which is generally over 3 years unless earlier vested pursuant to the terms of the agreement. The accrual of compensation costs is based on the estimate of the final expected value of the award and is adjusted as required for the portion based on the performance-based condition. Unlike the awards with performance-based conditions, for the portion based on the market-based condition, compensation cost is recognized, and not reversed, even if the market condition is not achieved, as required by the accounting guidance for share-based awards. As of December 31, 2025, $0.3 million of unrecognized compensation costs related to performance awards is expected to be recognized over a weighted average period of 1.50 years.
Note 14 - Commitments
GSWC’s Water Supply:
GSWC has contracts to purchase water or water rights for an aggregate amount of $2.0 million as of December 31, 2025.  Included in the $2.0 million is a commitment of $0.9 million to use water rights from a third party under an agreement, which expires in 2028. The remaining $1.1 million is for commitments for purchased water with other third parties, which expire from 2037 through 2038.
GSWC’s estimated future minimum payments under these purchased water supply commitments at December 31, 2025 are as follows (in thousands):

2026	$467
2027	467
2028	245
2029	87
2030	87
Thereafter	631
Total	$1,984

BVES Commitments:
Purchase Power Contracts:
In July 2023, the CPUC approved a power purchase agreement between BVES and a third party to procure renewable portfolio standard (“RPS”) eligible energy and renewable energy credits as a bundled product. BVES began taking power under this long-term contract during the fourth quarter of 2024 which provides for the purchase of electricity during a delivery period from November 1, 2024 through December 31, 2035. In May 2025, the CPUC approved a new power purchase contract between BVES and a third party. The new contract provides for the purchase of electricity during a delivery period from June 1, 2025 through December 31, 2028. As of December 31, 2025, BVES has power purchase commitments under this contract that totals $53.3 million.
Renewables Portfolio Standard:
BVES is subject to the renewables portfolio standard law, which requires BVES to meet certain targets for purchases of energy from qualified renewable energy resources. BVES had an agreement with a third party to purchase RECs whereby BVES agreed to purchase approximately 578,000 RECs over a ten-year period through 2035, which has been used towards BVES meeting California’s RPS requirements. On August 5th, 2025, BVES filed a compliance report with the CPUC that covered pre-2025 compliance period, which did not reflect any RPS procurement deficiencies.
BVES executed a contract in March 2023 with a third party to procure RPS eligible energy and RECs as a bundled product. The RECs under this agreement will be delivered following the year in which energy is purchased. BVES has agreed to purchase approximately 587,000 RECs over the eleven-year term of the contract. In addition, BVES has executed additional REC purchase agreements that delivered in 2023 a total of 60,000 RECs, in 2024 a total of 15,000 RECs, and in 2025 a total of 45,000 RECs. As of December 31, 2025, BVES believes that it has purchased sufficient RECs to be in compliance through 2027 and management does not believe any provision for loss or potential penalties is required as of December 31, 2025. The cost of RECS are recorded to the electric supply cost balancing account when retired. BVES has commitments for RECs under contracts totaling $8.8 million as of December 31, 2025.
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
As of December 31, 2025, the total amount spent to clean-up and remediate the plant site, since inception of the remediation period, amounted to $6.9 million, of which $1.5 million has been paid by the State of California Underground Storage Tank Fund. Amounts paid by GSWC have been included in rate base and approved by the CPUC for recovery. As of December 31, 2025, GSWC has a regulatory asset and an accrued liability for the estimated remaining cost of $1.3 million to complete the site remediation project. The estimate includes costs for continued activities to monitor groundwater, conduct soil gas sampling, and appropriate decommissioning/destruction of the wells after case closure approval. The ultimate cost may vary depending on additional monitoring or remediation required for case closure. The estimate is based on best available information at this time. Management believes it is probable that the estimated additional costs will continue to be approved in rate base by the CPUC as approved historically.
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

Note 16 — Leases
Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As of December 31, 2025, Registrant has right-of-use assets of $6.1 million, short-term operating lease liabilities of $2.1 million and long-term operating lease liabilities of $4.4 million. Currently, Registrant does not have any financing leases.
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
Registrant’s supplemental lease information is as follows (in thousands, except for weighted average data):

	For The Year Ended December 31, 2025	For The Year Ended December 31, 2024

Operating lease costs	$2,589	$2,543
Short-term lease costs	$334	$323

Weighted average remaining lease term (in years)	3.02	3.87
Weighted-average discount rate	4.7%	4.7%

Non-cash transactions
Lease liabilities arising from obtaining right-of-use assets	$302	$2,210
For the years 2025, 2024 and 2023, Registrant’s consolidated rent expense was approximately $2.6 million, $2.6 million and $2.3 million, respectively. Registrant’s future minimum payments under long-term non-cancelable operating leases as of December 31, 2025 are as follows (in thousands):

2026	$2,315
2027	2,193
2028	1,821
2029	617
2030	—
Thereafter	—
Total lease payments	6,946
Less: imputed interest	478
Total lease obligations	6,468
Less: current obligations	2,062
Long-term lease obligations	$4,406
The consolidated operations of AWR and the operations of GSWC in regard to future minimum payments under long-term non-cancelable operating leases are not materially different.

Note 17 - Business Segments
AWR has three reportable segments, water, electric and contracted services. GSWC has one segment, water. On a stand-alone basis, AWR has no material assets other than its equity investments in its subsidiaries, note payables to banks, deferred income taxes and note receivables from an affiliate.
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

	For The Year Ended December 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$464,114	$57,217	$136,742	$658,073	$—	$658,073
Less:
Supply costs	133,693	13,192	—	146,885	—	146,885
Other operation	32,181	4,674	10,186	47,041	—	47,041
Administrative and general	66,637	12,601	23,567	102,805	6	102,811
Depreciation and amortization expense (1)	40,336	3,856	3,592	47,784	—	47,784
Maintenance	10,286	5,773	5,604	21,663	—	21,663
Property and other taxes	22,617	2,804	2,587	28,008	—	28,008
ASUS construction expense	—	—	60,606	60,606	—	60,606
Segment operating income (loss)	158,364	14,317	30,600	203,281	(6)	203,275

Interest expense	(35,747)	(4,288)	(620)	(40,655)	(6,121)	(46,776)
Interest income	3,245	1,542	809	5,596	54	5,650
Gain (loss) on investments held in a trust	5,511	—	—	5,511	—	5,511
Income tax expense (benefit)	31,550	2,475	7,314	41,339	(1,983)	39,356
Other segment items income (expense) (2)	1,123	519	(18)	1,624	514	2,138
Segment net income (loss)	$100,946	$9,615	$23,457	$134,018	$(3,576)	$130,442

	For The Year Ended December 31, 2025
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$202,967	$27,860	$5,995	$236,822	$—	$236,822

	For The Year Ended December 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$417,410	$51,645	$126,404	$595,459	$—	$595,459
Less:
Supply costs	111,823	11,357	—	123,180	—	123,180
Other operation	28,349	3,424	9,545	41,318	—	41,318
Administrative and general	64,510	13,241	23,183	100,934	7	100,941
Depreciation and amortization expense (1)	37,187	3,160	3,300	43,647	—	43,647
Maintenance	9,788	5,901	4,566	20,255	—	20,255
Property and other taxes	22,233	2,399	2,459	27,091	—	27,091
ASUS construction expense	—	—	54,544	54,544	—	54,544
Other	—	—	—	—	—	—
Segment operating income (loss)	143,520	12,163	28,807	184,490	(7)	184,483

Interest expense	(38,532)	(3,812)	(2,166)	(44,510)	(5,872)	(50,382)
Interest income	6,018	976	782	7,776	98	7,874
Gain (loss) on investments held in a trust	5,293	—	—	5,293	—	5,293
Income tax expense (benefit)	22,869	2,541	6,699	32,109	(1,936)	30,173
Other segment items income (expense) (2)	1,033	968	(82)	1,919	254	2,173
Segment net income (loss)	$94,463	$7,754	$20,642	$122,859	$(3,591)	$119,268

	For The Year Ended December 31, 2024
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$197,355	$29,980	$4,625	$231,960	$—	$231,960

	The Year Ended December 31, 2023
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Operating revenues	$433,473	$41,832	$120,394	$595,699	$—	$595,699
Less:
Supply costs	120,382	11,554	—	131,936	—	131,936
Other operation	29,064	4,057	7,150	40,271	—	40,271
Administrative and general	59,313	8,745	20,431	88,489	(216)	88,273
Depreciation and amortization expense (1)	35,886	3,256	3,261	42,403	—	42,403
Maintenance	9,906	924	3,388	14,218	—	14,218
Property and other taxes	19,845	2,100	2,101	24,046	—	24,046
ASUS construction expense	—	—	57,912	57,912	—	57,912
Other	(100)	—	—	(100)	—	(100)
Segment operating income (loss)	159,177	11,196	26,151	196,524	216	196,740

Interest expense	(31,283)	(3,298)	(2,127)	(36,708)	(6,054)	(42,762)
Interest income	5,557	1,060	806	7,423	(7)	7,416
Gain (loss) on investments held in a trust	5,008	—	—	5,008	—	5,008
Income tax expense (benefit)	35,689	1,515	6,109	43,313	(1,714)	41,599
Other segment items income (expense) (2)	(62)	36	(125)	(151)	269	118
Segment net income (loss)	$102,708	$7,479	$18,596	$128,783	$(3,862)	$124,921

	The Year Ended December 31, 2023
				Total
			Contracted	Reportable	AWR	Consolidated
(dollars in thousands)	Water	Electric	Services	Segments	Parent	AWR
Capital additions (3)	$160,939	$25,372	$2,229	$188,540	$—	$188,540
____________________________
(1)      Depreciation computed on regulated utilities’ transportation equipment is recorded in other operating expenses and totaled $1.1 million, $0.6 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)    Other segment items primarily consist of a) non-service cost components related to GSWC’s benefit plans, and b) AFUDC (equity) on certain BVES capital projects while under construction.
(3)     Capital additions reflect capital expenditures paid in cash and exclude U.S. government-funded and third-party prime funded capital expenditures for ASUS's subsidiaries and property installed by developers and conveyed to GSWC and BVES.

The following table reconciles segment net property, plant and equipment to total consolidated assets (in thousands):

	As Of December 31, 2025
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$2,083,684	$192,416	$20,219	$2,296,319	$—	$—	$2,296,319
Other assets	232,178	61,928	126,437	420,543	1,176,760	(1,178,530)	418,773
Total consolidated assets	$2,315,862	$254,344	$146,656	$2,716,862	$1,176,760	$(1,178,530)	$2,715,092

	As Of December 31, 2024
				Total
			Contracted	Reportable	AWR	Less	Consolidated
	Water	Electric	Services	Segments	Parent	Eliminations	AWR
Total net property, plant and equipment (4)	$1,911,369	$170,349	$17,907	$2,099,625	$—	$—	$2,099,625
Other assets	220,612	50,048	126,279	396,939	1,045,732	(1,042,087)	400,584
Total consolidated assets	$2,131,981	$220,397	$144,186	$2,496,564	$1,045,732	$(1,042,087)	$2,500,209

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
The CPUC had authorized GSWC and BVES to track incremental costs including bad debt expense in excess of what is included in their respective revenue requirements and costs incurred as a result of the pandemic in COVID-19 related memorandum accounts to be filed with the CPUC for future recovery. On April 10, 2023, the Biden Administration terminated the COVID-19 national emergency. The COVID-19 emergency-related memorandum accounts for GSWC and BVES expired when the COVID-19 national emergency ended. In March 2024, as a result of the Extended Arrearage Program approved by the governor of California, GSWC received $3.5 million in COVID-19 relief funds from the State of California to provide assistance to customers for delinquent water customer bills incurred during the pandemic. Pursuant to CPUC requirements, as of December 31, 2023, GSWC reflected these relief funds as a reduction to its COVID-19 memorandum accounts, as well as a reduction to its estimated allowance for doubtful accounts. There were no similar relief funds received during 2025.
Other accounts receivable consist primarily of amounts due from third parties (non-utility customers) for various reasons, including amounts due from contractors, amounts due under settlement agreements, and amounts due from other third-party prime government contractors pursuant to agreements for construction of water and/or wastewater facilities for such third-party prime contractors.
The table below presents Registrant’s provision for doubtful accounts charged to expense and accounts written off, net of recoveries. Provisions included in 2025, 2024 and 2023 for AWR and GSWC are as follows:

	AWR
	December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of year	$3,678	$3,590	$4,440
Provision charged	2,377	1,717	932
Accounts written off, net of recoveries (1)	(2,282)	(1,629)	(1,782)
Balance at end of year	$3,773	$3,678	$3,590

Allowance for doubtful accounts related to accounts receivable-customer	$3,642	$3,568	$3,537
Allowance for doubtful accounts related to other accounts receivable	131	110	53
Total allowance for doubtful accounts	$3,773	$3,678	$3,590

	GSWC
	December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of year	$3,478	$3,447	$4,196
Provision charged	1,838	1,366	754
Accounts written off, net of recoveries (1)	(1,952)	(1,335)	(1,503)
Balance at end of year	$3,364	$3,478	$3,447

Allowance for doubtful accounts related to accounts receivable-customer	$3,233	$3,368	$3,394
Allowance for doubtful accounts related to other accounts receivable	131	110	53
Total allowance for doubtful accounts	$3,364	$3,478	$3,447
(1) Reflects consideration of government relief funds received in 2024 from the state of California for unpaid customer water utility bills incurred during the pandemic. A total of $3.5 million was received in 2024 for unpaid customer water utility bills.

Note 19 — Supplemental Cash Flow Information
The following table sets forth non-cash financing and investing activities and other cash flow information (in thousands).

	AWR			GSWC
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Interest Paid:
Interest paid, net of capitalized interest	$46,050	$50,347	$39,367	$35,547	$37,994	$28,099

Non-Cash Transactions:
Accrued payables for investment in utility plant	39,363	49,600	34,906	36,311	44,256	33,465
Property installed by developers and conveyed (1)	24,169	9,840	4,690	24,169	9,840	4,690
(1) The 2025 balance includes $10.7 million related to the initial installation and conveyance of water and wastewater system assets from a developer as a result of an approval from the CPUC related to GSWC’s transaction to purchase water and wastewater system assets from a developer (Note 1).

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
(b)            Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that the internal control over financial reporting of AWR and GSWC was effective as of December 31, 2025.
(c)             Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting of AWR as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d)            Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d(f) under the Exchange Act) of AWR and GSWC that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Certain of our officers have made, and may from time to time make, elections to participate in our 401(k) plan or our common share purchase and dividend reinvestment plan, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K). During the quarter ended December 31, 2025, no officer or director adopted, terminated, or modified any Rule 10b5-1 plans or non-Rule 10b5-1 plans.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions therein entitled: (i) “Proposal 1:  Election of Directors”; (ii) “Executive Officers”; (iii) “Governance of the Company”; (iv) “Stock Ownership”; (v) “Nominating and Governance Committee”; (vi) “Audit and Finance Committee;” (vii) “What are the terms of our insider trading policy?”; and (viii) “Obtaining Additional Information From Us” and is incorporated herein by reference pursuant to General Instruction G(3).
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by AWR with the SEC pursuant to Regulation 14A, under the captions entitled “Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” are incorporated herein by reference pursuant to General Instruction G(3).
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
2. Schedule I — Condensed Financial Information of American States Water Company Parent at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023. Schedules II, III, IV, and V are omitted as they are not applicable.

See page	130.
3. Reference is made to Item 15(b) of this Annual Report on Form 10-K.
(b)    Exhibits:

3.1	Amended and Restated By-Laws of American States Water Company incorporated by reference to Exhibit 3.1 of Registrant's Form 10-Q filed for September 30, 2023

3.2	By-laws of Golden State Water Company incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed May 13, 2011 (File No. 1-14431)

3.3	Amended and Restated Articles of Incorporation of American States Water Company, as amended, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K filed June 19, 2013

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

4.2	Description of Common Shares incorporated by reference to Exhibit 4.3 to Registrant's Form 10-K for the year ended December 31, 2023

4.3	Description of Debt Securities incorporated by reference to Exhibit 4.4 to Registrant's Form 10-K for the year ended December 31,2021

10.1	Second Sublease dated October 5, 1984 between Golden State Water Company and Three Valleys Municipal Water District incorporated herein by reference to Registrant's Registration Statement on Form S-2, Registration No. 33-5151

10.2
Water Supply Agreement dated as of June 1, 1994 between Golden State Water Company and Central Coast Water Authority incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K with respect to the year ended December 31, 1994 (File No. 1-14431)

10.3	2003 Non-Employee Directors Stock Purchase Plan, as amended, incorporated herein by reference to Exhibit 10.4 to Registrant's Form 8-K filed on May 20, 2015 (File No. 1-14431) (2)

10.4
Change in Control Agreement between American States Water Company or a subsidiary and certain executives incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2022 (2)

10.5	Golden State Water Company Supplemental Executive Retirement Plan, amended and restated, incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-Q filed on May 2, 2022 (2)

10.6	Credit Agreement of American States Water Company dated June 28, 2023, as amended , incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q filed for September 30, 2023

10.7	Officer Relocation Policy incorporated herein by reference to Exhibit 10.5 to Registrant's Form 8-K filed on July 31, 2009 (2)

10.8	Credit Agreement of Golden State Water Company dated June 28, 2023 incorporated by reference to Registrant's Form 8-K filed on July 5, 2023

10.9	2016 Stock Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 19, 2016 (2)

10.10	2023 Non-Employee Directors Plan incorporated by reference herein to Exhibit 10.1 to Registrant's Form 8-K filed on May 26, 2023 (2)

10.11
Form of Restricted Stock Unit Award Agreement for officers with respect to time-vested restricted stock awards under the 2016 Stock Incentive Plan after December 31, 2017 incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 3, 2017 (2)

10.12	Form of 2025 Performance Award Agreement incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 14, 2025 (2)

10.13	Form of 2024 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 15, 2024 (2)

10.14	Form of 2023 Performance Award Agreement incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed February 10, 2023 (2)

10.15	Form of Indemnification Agreement for directors and officers incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 2022 (2)
10.16	2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.17	Form of Award Agreement for 2025 Short-Term Incentive Program incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed on March 28, 2025 (2)

10.18	Amendment No. 1 to Credit Agreement of Golden State Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.26 of Registrant’s Form 10-Q filed on May 7, 2025

10.19	Amendment No. 2 to Credit Agreement of American States Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.27 of Registrant’s Form 10-Q filed on May 7, 2025

10.20	Amendment No. 3 to Credit Agreement of American States Water Company dated June 28, 2023, incorporated by reference to Exhibit 10.28 of Registrant’s Form 10-Q filed on May 7, 2025

19.1	Insider Trading Policy (1)

21	Subsidiaries of Registrant (1)

23.1	Consent of Independent Registered Public Accounting Firm for AWR (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.1.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for AWR (1)

31.2.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for GSWC (1)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

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

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, Registrant has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of Registrant and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of Registrant and its subsidiaries on a consolidated basis. Registrant agrees to furnish a copy of such agreements to the Commission upon request.

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
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer, Treasurer and Corporate Secretary

GOLDEN STATE WATER COMPANY (“GSWC”):

By:	/s/ EVA G. TANG
Eva G. Tang
Senior Vice President-Finance, Chief Financial
Officer and Secretary

Date:	February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrants and in the capacities and on the dates indicated.

Date:
/s/ ANNE M. HOLLOWAY		February 18, 2026
Anne M. Holloway
Chair of the Board and Director of AWR and GSWC

/s/ ROBERT J. SPROWLS		February 18, 2026
Robert J. Sprowls
Principal Executive Officer, President and Chief Executive Officer of AWR and GSWC and Director of AWR and GSWC

/s/ EVA G. TANG		February 18, 2026
Eva G. Tang
Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer, Treasurer and Corporate Secretary of AWR; and Principal Financial and Accounting Officer, Senior Vice President-Finance, Chief Financial Officer and Secretary of GSWC

/s/ DIANA M. BONTÁ		February 18, 2026
Diana M. Bontá
Director of AWR and GSWC

/s/ STEVEN D. DAVIS		February 18, 2026
Steven D. Davis
Director of AWR and GSWC

/s/ THOMAS A. EICHELBERGER		February 18, 2026
Thomas A. Eichelberger
Director of AWR and GSWC

/s/ ROGER M. ERVIN		February 18, 2026
Roger M. Ervin
Director of AWR and GSWC

/s/ MARY ANN HOPKINS		February 18, 2026
Mary Ann Hopkins
Director of AWR and GSWC

/s/ C. JAMES LEVIN		February 18, 2026
C. James Levin
Director of AWR and GSWC

/s/ CAROLINE A. WINN		February 18, 2026
Caroline A. Winn
Director of AWR and GSWC

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
Assets

Cash and equivalents	$626	$5,913
Prepayment and other current assets	202	—
Income taxes receivable	—	51
Note receivables from affiliate	10,000	22,004
Total current assets	10,828	27,968

Investments in subsidiaries	1,154,040	1,006,781
Deferred taxes and other assets	11,892	10,983
Total assets	$1,176,760	$1,045,732

Liabilities and Capitalization
Income taxes payable	4,617	3,281
Other liabilities	162	235
Total current liabilities	4,779	3,516

Notes payable to bank	124,000	120,000
Deferred taxes and other liabilities	2,400	2,165
Total other liabilities	126,400	122,165

Common shareholders’ equity	1,045,581	920,051
Total capitalization	1,045,581	920,051

Total liabilities and capitalization	$1,176,760	$1,045,732

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Operating revenues and other income	$—	$—	$—
Operating expenses and other expenses	5,559	5,527	5,576
Loss before equity in earnings of subsidiaries and income taxes	(5,559)	(5,527)	(5,576)

Equity in earnings of subsidiaries	134,018	122,859	128,783

Income before income taxes	128,459	117,332	123,207

Income tax benefit	(1,983)	(1,936)	(1,714)

Net income	$130,442	$119,268	$124,921

Weighted Average Number of Common Shares Outstanding	38,550	37,464	36,976
Basic Earnings Per Common Share	$3.37	$3.17	$3.37

Weighted Average Number of Diluted Common Shares Outstanding	38,673	37,583	37,077
Fully Diluted Earnings per Common Share	$3.37	$3.17	$3.36

Dividends Paid Per Common Share	$1.939	$1.791	$1.655

The accompanying condensed notes are an integral part of these condensed financial statements.

AMERICAN STATES WATER COMPANY
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities	$54,302	$47,069	$67,041

Cash Flows From Investing Activities:
Loans (made to)/repaid from, wholly-owned subsidiaries	12,000	17,000	121,000
Increase in investment of subsidiary	(67,992)	(62,000)	(10,000)
Net cash provided (used)	(55,992)	(45,000)	111,000

Cash Flows From Financing Activities:
Proceeds from issuance of Common Shares, net of issuance costs	67,061	88,814	—
Net changes in notes payable to banks	4,000	(21,500)	(113,392)
Dividends paid	(74,658)	(67,017)	(61,195)
Net cash provided (used)	(3,597)	297	(174,587)

Net change in cash and cash equivalents	(5,287)	2,366	3,454
Cash and equivalents at beginning of period	5,913	3,547	93

Cash and equivalents at the end of period	$626	$5,913	$3,547

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
Related-Party Transactions:
As further discussed in Note 2 — Notes Payable to Banks, AWR (parent) currently has access to a $195.0 million syndicated credit facility. AWR (parent) borrows under this facility and provides funds to ASUS in support of their operations and itself. Any amounts owed to AWR (parent) for borrowings under this facility are reflected as intercompany note receivables on the Condensed Balance Sheets.  The interest rate charged to its subsidiaries is sufficient to cover AWR (parent)’s interest cost under the credit facility.
AWR may, from time to time, also make equity investments in its subsidiaries in support of their operations as described below.
During 2025 and 2024, GSWC issued 4.6250 and 2.7586 Common Shares to AWR (parent) for total proceeds of $62.0 million and $40.0 million, respectively. GSWC used the proceeds from the stock issuances to pay down outstanding borrowings under its revolving credit facility and to fund its ongoing operations and capital expenditures.
During 2025 and 2024, BVES issued 3.33 and eleven Common Shares to AWR (parent) for total proceeds of $6.0 million and $22.0 million, respectively. BVES used the proceeds from the stock issuance to pay down outstanding borrowings under its revolving credit facility and to fund its ongoing operations and capital expenditures.
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
Note 2 — Note Payable to Banks
On June 28, 2023, AWR (parent) entered into a new credit agreement with a term of five years provided by a syndicate of banks and financial institutions. The credit agreement, as amended on May 6, 2025, is now scheduled to mature in June 2029. In addition, as part of its amendment, AWR expanded its credit facility borrowing capacity from $165.0 million to $195.0 million through an existing bank from the original syndicate group and the addition of a new bank to the existing syndicate group participating in AWR’s credit facility. AWR’s credit facility is primarily used to provide support to AWR (parent) and ASUS. As of December 31, 2025, the credit agreements provided AWR unsecured revolving credit facilities with borrowing capacities of $195.0 million. Under the terms of the credit agreements, as of December 31, 2025, the borrowing capacities for AWR may be expanded up to an additional $30.0 million, subject to the lenders’ approval.
Loans may be obtained under the credit facilities at the option of AWR (parent) and bear interest at rates based on either a base rate plus an applicable margin or an adjusted term SOFR determined by the SOFR administrator, currently the Federal Reserve Bank of New York, plus an applicable margin. The applicable margin depends upon AWR’s credit ratings.
As of December 31, 2025, outstanding borrowings under its credit facility of $124.0 million have been classified as a non-current liability on its Condensed Balance Sheet.
The credit agreement contains affirmative and negative covenants and events of default customary for credit facilities of this type, including, among other things, affirmative covenants relating to compliance with law and material contracts, and negative covenants relating to additional indebtedness, liens, investments, restricted payments and asset sales by AWR (parent) and its subsidiaries, other than BVES. AWR (parent) is not permitted to have a consolidated total capitalization ratio (as defined in the credit agreement), excluding BVES, greater than 0.65 to 1.00 at the end of any quarter. Default under any indebtedness of any subsidiary of AWR (parent), other than BVES, will result in a default under its credit agreement. As of December 31, 2025, AWR (parent) had a debt ratio of 0.48 to 1.00.

AWR (parent)’s borrowing activities (excluding letters of credit) for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
(in thousands, except percent)	2025	2024
Balance Outstanding at December 31,	$124,000	$120,000
Interest Rate at December 31,	4.82%	5.44%
Average Amount Outstanding	$119,596	$122,896
Weighted Average Annual Interest Rate	5.35%	6.29%
Maximum Amount Outstanding	$144,000	$145,500
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
Note 4 — Dividend from Subsidiaries
Cash dividends in the amounts of $57.5 million, $51.1 million and $71.4 million were paid to AWR (parent) by its wholly owned subsidiaries during the years ended December 31, 2025, 2024 and 2023, respectively.